Form 10-K
period 2003-12-31
SYMBION INC/TN
filed 2004-03-26
CIK 1091312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission file number: 000-50574

Symbion, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	62-1625480 (I.R.S. Employer Identification No.)

40 Burton Hills Boulevard, Suite 500 Nashville, Tennessee (Address Of Principal Executive Offices)	37215 (Zip Code)
(615) 234-5900
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value (Title of Class)	Preferred Stock Purchase Rights (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]  No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ]  No [X]

     There was no established public trading market for the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter.

     As of March 15, 2004, 20,669,241 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for our annual meeting of stockholders to be held on May 11, 2004 are incorporated by reference into Part III of this report.

Cautionary Note Regarding Forward-Looking Statements

     This Annual Report on Form 10-K contains some forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. In particular, these include, among other things, statements relating to:

•	our ability to attract and retain quality physicians;

•	our ability to acquire and develop additional facilities on favorable terms and to integrate their business operations;

•	our ability to enter into strategic alliances with health care systems and other health care providers that are leaders in their markets;

•	our ability to negotiate favorable contracts on behalf of our facilities with managed care organizations or other third-party payors; and

•	our ability to enhance operating efficiencies.

     These forward-looking statements involve various risks and uncertainties, some of which are beyond our control. Any or all of our forward-looking statements in this report may turn out to be wrong. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

     In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report.

     Our forward-looking statements speak only as of the date made. Other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview

     We own and operate a network of surgery centers in 19 states. Our surgery centers provide non-emergency surgical procedures across many specialties. We offer services designed to meet the health care needs of the communities in which we operate and seek to develop strong relationships with physicians and other health care providers in these markets. We also believe that one of our competitive advantages is the experience of our senior management team, with four of our executive officers having an average of over 25 years of experience in the health care industry, including senior management positions at public and private health care companies. The remaining six members of our senior management team have an average of over 20 years of experience in the health care industry. As of March 15, 2004, we owned and operated 36 surgery centers and managed eight additional surgery centers. Our surgery centers include three facilities that are licensed as hospitals, two of which we own and one of which we manage. In addition to our surgery centers, we also operate a diagnostic center and manage three physician networks, including two physician networks in markets in which we operate surgery centers.

Surgery Center Industry

     Outpatient surgery has experienced tremendous growth since 1970, when the first surgery center opened in the United States, according to Verispan, L.L.C., an independent health care market research and information firm. Surgery centers are facilities where physicians can perform surgical procedures that generally do not require the patient to stay overnight. According to Verispan, about 3,644 outpatient surgery centers were operating in the United States as of February 2003, an increase of more than 50% since 1996. Based on data compiled by Verispan, the number of outpatient surgery cases performed annually in U.S. outpatient surgery centers increased from an estimated 4.3 million in 1996 to an estimated 7.8 million in 2003, representing a compound annual growth rate of about 9%.

     We believe that the following factors have contributed to the growth in surgery centers and outpatient surgical procedures:

•	Physician and Patient Preference for Surgery Centers. Physicians often prefer to operate in surgery centers, as compared to acute care hospitals, because of the efficiency and convenience that surgery centers afford. Procedures performed at surgery centers are typically non-emergency, so physicians can schedule their time more efficiently and increase the number of procedures that they can perform in a given period. Surgery centers also provide physicians with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases, as compared to acute care hospitals. In addition, we believe patients prefer the comfort of a less institutional setting and the more convenient process for scheduling and registration available in surgery centers, as compared to acute care hospitals.

•	Lower Cost Alternative. Based upon our management’s experience in the health care industry, we believe that surgeries performed in surgery centers are generally less expensive than those performed in acute care hospitals because of lower facility development costs, the focus on non-emergency procedures and more efficient staffing and work flow processes. We believe that cost-conscious payors are attracted to the lower costs afforded by surgery centers, as compared to acute care hospitals.

•	Advanced Technology and Improved Anesthesia. Advancements in medical technology such as lasers, arthroscopy, fiber optics and enhanced endoscopic techniques have reduced the trauma of surgery and the amount of recovery time required by patients following a surgical procedure. Improvements in anesthesia also have shortened the recovery time for many patients and have reduced post-operative side effects such as pain, nausea and drowsiness. These medical advancements have enabled more patients to undergo surgery without an overnight stay and reduced the need for hospitalization following surgery.

     With an estimated 3,644 outpatient surgery centers operating in the United States as of February 2003, we believe significant opportunities exist for consolidation in this industry. The four largest national operators of outpatient surgery centers by number of centers represented an aggregate of less than 15% of the total number of outpatient surgery centers in the United States as of February 2003, according to Verispan. We believe that the surgery center industry will continue to consolidate because of the increasing complexity of the regulatory and managerial aspects of health care delivery, the growing influence of managed care, the rising cost of technology and the need for capital. We believe there are many surgery centers that are seeking to affiliate with experienced operators of facilities with access to capital, management expertise and other resources.

Our Strategy

     We intend to expand our network of surgery centers in attractive markets throughout the United States by acquiring established centers and developing new centers while enhancing the performance of our existing centers. We also seek to provide patients with high-quality surgical services across many specialties. When attractive opportunities arise, we may acquire or develop other types of facilities, including diagnostic centers. The key components of our strategy are to:

•	Identify, recruit and retain leading surgeons and other physicians for our surgery centers. We believe that establishing and maintaining strong relationships with surgeons and other physicians is a key factor to our success in acquiring, developing and operating surgery centers. We identify and partner with surgeons and other physicians that we believe have established reputations for clinical excellence in their communities. We believe that we have had success in recruiting and retaining physicians because of the ownership structure of our surgery centers and our staffing, scheduling and clinical systems that are designed to increase physician productivity, promote physicians’ professional success and enhance the quality of patient care. We also believe that forming relationships with medical centers or health care systems can enhance our ability to recruit physicians. We currently have strategic relationships with six health care systems.

•	Capitalize on our experienced management team to pursue multiple growth opportunities in the surgery center market. We believe that the experience and capabilities of our senior management team provides a strategic advantage in improving the operations of our surgery centers, attracting physicians and identifying new development and acquisition opportunities. Four of our executive officers have an average of over 25 years of experience in the health care industry, including senior management positions at public and private health care companies. The remaining six members of our senior management team have an average of over 20 years of experience in the health care industry. Our management’s broad industry experience has allowed them to establish strong relationships with participants throughout the health care industry. These relationships are helpful in forming leads for acquisitions, and in making decisions about expanding into new markets and services. The experience and capabilities of our management team also enable us to pursue multiple growth strategies in the surgery center market, including acquisitions of established surgery centers, de novo developments in attractive markets, strategic relationships with prominent hospitals and other health care providers and turnaround opportunities in connection with underperforming facilities. We have successfully executed each of these growth strategies, and intend to pursue each of them in the future.

•	Pursue a disciplined strategy of acquiring and developing surgery centers. Since January 1999, we have acquired 28 surgery centers and developed 11 surgery centers, including three surgery centers that we subsequently divested. We anticipate acquiring about two to three centers and developing three to four centers annually during the next three to five years. We seek to acquire and develop both single and multi-specialty surgery centers that meet our criteria, including prominence and quality of physician partners, specialty mix, opportunities for growth, level of competition in the local market, level of managed care penetration and our ability to access managed care organizations. Our acquisition and development team conducts extensive due diligence and applies a financial model that targets a threshold return on invested capital over a period of five years. Once we acquire a surgery center, our team establishes a strategic plan to improve the center’s operating systems, physician recruitment and facilities, and capitalize on the center’s competitive strengths. We have historically targeted majority ownership in our facilities and currently hold majority ownership interests in over 70% of the surgery centers in which we own an interest. We believe majority ownership allows us to make and execute managerial decisions at our facilities that provide greater opportunity for growth and higher returns. We also believe that by starting with majority ownership of a center, we can benefit by capturing a greater share of the value we create in managing and improving the center. We intend to continue to target majority ownership in our facilities. However, when attractive opportunities arise, we may acquire minority interests in surgery centers.

•	Increase revenues and profitability of existing surgery centers through operational focus. We seek to increase revenues, profitability and return on our invested capital at all of our centers by focusing on operations. We have a dedicated team that is responsible for implementing best practices, cost controls and overall efficiencies at each of our surgery centers. Our centers benefit from our network of facilities by sharing best practices and participating in group purchasing agreements designed to reduce the cost of supplies and equipment. We intend to continue to recruit additional physicians and expand the range of services offered at our surgery centers to increase the number and types of surgeries performed in our centers. We are committed to enhancing programs and services for our physicians and patients by providing advanced technology, quality care, cost-effective service and convenience.

Operations

  Surgery Center Operations

     As of March 15, 2004, we owned and operated 36 surgery centers and managed eight surgery centers. Three of our facilities are licensed as hospitals, two of which we own and one of which we manage. Our typical surgery center is a freestanding facility with about 14,000 square feet of space and four fully equipped operating rooms, two treatment rooms and ancillary areas for preparation, recovery, reception and administration. Our surgery centers provide non-emergency surgical procedures among many specialties, including orthopedic, obstetrics/gynecology, general surgery, ear, nose and throat, pain management, gastrointestinal, plastic surgery and ophthalmology. Our surgery centers that are licensed as hospitals may also provide additional services such as diagnostic imaging, pharmacy, laboratory and obstetrical services and can accommodate overnight stays. In certain markets where we believe it is appropriate, we operate surgery centers that focus on a single specialty.

     Our surgery centers are generally located in proximity to physicians’ offices. Each facility typically employs a staff of about 30, depending on its size, the number of cases and the type of services provided. Our staff at each center generally includes a center administrator, a business manager, a medical director, registered nurses, operating room technicians and clerical workers. At each of our surgery centers, we have arrangements with anesthesiologists to provide anesthesiology services. We also provide each of our surgery centers with a full range of financial, marketing and operating services. For example, our regional managed care directors assist the local management team at each of our centers in developing relationships with managed care providers and negotiating managed care contracts.

     All of our surgery centers are Medicare certified. To ensure that a high level of care is provided, we implement quality assurance procedures at each of our surgery centers. Each of our surgery centers is available for use only by licensed physicians who have met professional credentialing requirements established by the center’s medical advisory committee. In addition, each center’s medical director supervises and is responsible for the quality of medical care provided at the center.

  Surgery Center Ownership Structure

     We own and operate our surgery centers through limited partnerships or limited liability companies. Local physicians or physician groups also own an interest in most of our surgery centers. In some cases, a hospital may own an interest in our surgery center. One of our wholly-owned subsidiaries typically serves as the general partner or majority member of our surgery centers. We generally own a majority interest in our surgery centers, or otherwise have sufficient control over the centers to be able to consolidate the financial results of operations of the centers with ours. In some instances, we will acquire an ownership interest in a surgery center with the prior owners retaining an ownership interest, and, in some cases, we offer new ownership interests to other physicians or hospital partners. We own a majority interest in 26 of the 36 surgery centers in which we own an interest. We typically guarantee all of the debts of these limited partnerships and limited liability companies, even though we do not own all of the ownership interests in the surgery centers. We also have a management arrangement with each of the surgery centers, under which we provide day-to-day management services for a management fee, which is typically based on a percentage of the revenues of the center.

     Each of the limited partnerships and limited liability companies through which we own and operate our surgery centers are governed by a partnership or operating agreement. These partnership and operating agreements typically provide, among other things, for voting rights and limited transfer of ownership interests. The partnership and operating agreements also provide for the distribution of available cash to the owners, in some cases on a quarterly basis. In addition, the agreements typically restrict the physician owners from owning an interest in a competing surgery center during the period in which the physician owns an interest in our center and for one year after that period. The partnership and operating agreements for our centers typically provide that the centers will purchase all of the physicians’ ownership interests if certain adverse regulatory events occur, such as it becoming illegal for the physicians to own an interest in a surgery center, refer patients to a center or receive cash distributions from a surgery center. The purchase price that we would be required to pay for these ownership interests is based on pre-determined formulas, typically either a multiple of the center’s EBITDA (defined as operating income (loss) plus depreciation and amortization) or the fair market value of the ownership interests as determined by a third-party appraisal. Some of these agreements require us to make a good faith effort to restructure our relationships with the physician investors in a manner that preserves the economic terms of the relationship prior to purchasing these interests. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and “— Government Regulation.” In certain circumstances, we have the right to purchase a physician’s ownership interests, including upon a physician’s breach of the noncompetition provisions of a partnership or operating agreement. In some cases, we have the right to require the physician owners to purchase our ownership interest in the event our management agreement with a center is terminated. In one center, the physician owners have the right to purchase our ownership interest upon a change in our control and, in another center, a hospital investor has the right to require us to repurchase its interest in the center.

     We currently manage six surgery centers without owning an interest in them through a strategic alliance with a hospital system located in the Memphis, Tennessee area. We also manage a surgery center licensed as a hospital located in Kansas City, Kansas in which we have no ownership interest. In addition, we own an interest in a limited liability company which assisted in the development of a surgery center in Lynbrook, New York and which provides administrative services to the surgery center.

  Surgery Centers

     The following table sets forth information regarding each of our surgery centers as of March 15, 2004:

		Number of		Symbion
		Operating	Number of	Percentage
Facility	City	Rooms	Treatment Rooms	Ownership
Colorado
Dry Creek Surgery Center	Denver	4	2	51	%(1)
Florida
Deland Surgery Center	Deland	3	2	79	%(1)
West Bay Surgery Center	Largo	4	3	51	%(1)
Jacksonville Beach Surgery Center	Jacksonville	3	2	86	%(1)
Lee Island Coast Surgery Center	Fort Myers	5	3	51	%(1)
Orlando Surgery Center	Orlando	5	1 minor procedure room	56	%(1)
Tampa Bay Regional Surgery Center	Largo	1	2	51	%(1)
The Surgery Center of Ocala	Ocala	4	2	51	%(1)
Georgia
Premier Surgery Center	Brunswick	3	1	51	%(1)
The Surgery Center	Columbus	4	2	74	%(1)
Indiana
Vincennes Surgery Center	Vincennes	2	—	51	%(1)
Kansas
Heartland Specialty Surgical Hospital(2)	Kansas City	7	3	—	(3)
			19 hospital rooms
Kentucky
DuPont Surgery Center	Louisville	5	—	61	%(1)
Louisiana
Greater New Orleans Surgery Center	Metairie	2	—	30	%(1)
Physicians Surgical Specialty Hospital(2)	Houma	4	4	56	%(1)
			10 hospital rooms
Massachusetts
Worcester Surgery Center	Worcester	4	1 minor procedure room	77	%(1)
Worcester ENT	Worcester	1	—	51	%(1)
Missouri
Central Missouri Medical Park Surgical Center	Jefferson City	4	2	58	%(1)
Mississippi
Physicians Outpatient Center	Oxford	4	2	—	(3)
New York
South Shore Ambulatory Surgery Center	Lynbrook	3	1	—	(4)

		Number of		Symbion
		Operating	Number of	Percentage
Facility	City	Rooms	Treatment Rooms	Ownership
North Carolina
Orthopaedic Surgery Center of Asheville	Asheville	3	—	63	%(1)
Wilmington SurgCare	Wilmington	6	4 minor procedure rooms	100	%(1)
Ohio
Physicians Ambulatory Surgery Center	Circleville	2	4	76	%(1)
Oklahoma
Lakeside Women’s Hospital(2)	Oklahoma City	3	16 hospital rooms	42%
Surgery Center of Edmond	Edmond	4	—	40	%(1)
Pennsylvania
Village SurgiCenter	Erie	5	1	82	%(1)
Rhode Island
Bayside Endoscopy Center	Providence	—	6	75	%(1)
Tennessee
Baptist Germantown Surgery Center	Memphis	6	1	—	(3)
			3 overnight rooms
Maury Regional Surgery Center	Columbia	2	1	35%
Cool Springs Surgery Center	Franklin	4	1	44%
			1 overnight room
East Memphis Surgery Center	Memphis	6	1	—	(3)
			4 overnight rooms
Midtown Surgery Center	Memphis	6	—	—	(3)
Union City Center	Union City	2	1	—	(3)
UroCenter	Memphis	3	1	—	(3)
University Ambulatory Surgical Center	Knoxville	4	1	25%
			2 overnight rooms
Texas
Central Park Surgery Center	Austin	5	1	61	%(1)
Clear Fork Surgery Center	Fort Worth	3	1	38	%(1)
East Houston Surgery Center	Houston	4	2	62	%(1)
Northeast Baptist Surgery Center	San Antonio	4	3	52	%(1)
NorthStar Surgical Center	Lubbock	5	4	44	%(1)
			2 overnight rooms
Physicians SurgiCenter of Houston	Houston	5	2	38	%(1)
			3 overnight rooms
Surgery Center of Duncanville	Duncanville	4	—	41	%(1)
Texarkana Surgery Center	Texarkana	4	3	66	%(1)
Washington
Bellingham Surgery Center	Bellingham	4	—	100	%(1)

(1)	We consolidate these surgery centers for financial reporting purposes.

(2)	This facility is licensed as a hospital.

(3)	We manage these facilities, but do not have an ownership interest in them.

(4)	We hold a 57% ownership interest in the limited liability company which provides administrative services to this surgery center. Due to regulatory restrictions in the State of New York, we cannot directly own an interest in the facility.

  Case Mix

     The following table sets forth the percentage of cases in each specialty performed in 2003 at surgery centers in which we owned an interest as of December 31, 2003:

Year Ended
December 31, 2003
Specialty
Ear, nose and throat	8%
Gastrointestinal	16
General surgery	6
Obstetrics/gynecology	4
Ophthalmology	14
Orthopedic	20
Pain management	17
Plastic surgery	4
Other	11

Total	100%

  Payor Mix

     The following table sets forth by type of payor the percentage of our patient service revenues generated in 2003 for surgery centers in which we owned an interest as of December 31, 2003:

Year Ended
December 31, 2003
Payor
Private Insurance	76%
Government	19
Self-pay	3
Other	2

Total	100%

  Strategic Relationships

     When attractive opportunities arise, we may develop, acquire or operate surgery centers through strategic alliances with health care systems and other health care providers. We believe that forming a relationship with a medical center can enhance our ability to recruit physicians and access managed care contracts for our facilities in that market. We currently have strategic relationships with:

•	Vanderbilt Health Services, Inc., with which we own and operate a surgery center in Franklin, Tennessee;

•	Vanguard Health Systems, Inc., with which we own and operate a surgery center in San Antonio, Texas;

•	Baptist Memorial Health Services, Inc., for which we manage six surgery centers in Memphis, Tennessee and surrounding areas;

•	University Health System, Inc., with which we own and operate a surgery center in Knoxville, Tennessee;

•	Harris Methodist Ft. Worth, with which we own and operate a surgery center in Fort Worth, Texas; and

•	Memorial Hermann Hospital, with which we own and operate a surgery center in Houston, Texas.

     The strategic relationships through which we own and operate surgery centers are governed by partnership and operating agreements that are generally comparable to the partnership and operating agreements of the other surgery centers in which we own an interest. The primary difference between the structure of these strategic relationships and the other surgery centers in which we own an interest is that, in the strategic relationships, a health care system holds an ownership interest in the surgery center, in addition to physician investors. For a general description of the terms of our partnership and operating agreements, see “— Operations — Surgery Center Ownership Structure.” In each of these strategic relationships, we have also entered into a management agreement under which we provide day-to-day management services for a management fee based on a percentage of the revenues of the surgery center. The terms of those management agreements are comparable to the terms of our management agreements with other surgery centers in which we own an interest.

     We manage six surgery centers owned by Baptist Memorial Health Services, Inc. under management agreements with Baptist Memorial, in exchange for a management fee based on a percentage of the revenues of these surgery centers. The management agreements terminate on various dates from June 2004 to March 2006 and may be terminated earlier by either party for material breach after notice and an opportunity to cure. We have also entered into a development agreement with Baptist Memorial under which we are to provide development support for new surgery centers that may be developed by Baptist Memorial in exchange for a development fee negotiated for each developed center.

  Acquisition and Development of Surgery Centers

     We intend to expand our presence in the surgery center market by making strategic acquisitions of existing surgery centers and by developing new surgery centers in cooperation with local physician partners and, when appropriate, with hospitals and other strategic partners.

     Acquisition Program. We employ a dedicated acquisition team with experience in health care services. Our team seeks to acquire surgery centers that meet our criteria, including prominence and quality of physician partners, specialty mix, opportunities for growth, level of competition in the local market, level of managed care penetration and our ability to access managed care organizations. Our team utilizes their extensive industry contacts, as well as referrals from current physician partners and other sources, to identify, contact and develop potential acquisition candidates.

     We believe there are numerous acquisition opportunities that would pass our general screening criteria. We carefully evaluate each of our acquisition opportunities through an extensive due diligence process to determine which facilities have the greatest potential for growth and profitability improvements under our operating structure. In many cases, the acquisition team identifies specific opportunities to enhance a center’s productivity post-acquisition. For example, we may renovate or construct additional operating or treatment rooms in existing facilities to meet anticipated demand for procedures based on analysis of local market characteristics. Our team may also identify opportunities to recruit additional physicians to increase the acquired facility’s revenues and profitability. Once we decide to proceed with an acquisition proposal, we use a pricing strategy that targets a threshold return on invested capital over a period of five years. We have acquired 28 surgery centers since January 1999 and anticipate acquiring about two to three centers annually during the next three to five years.

     Development Program. We develop surgery centers in markets in which we anticipate substantial interest by physicians and payors. We have experience in developing both single and multi-specialty surgery centers. When we develop a new surgery center, we generally provide all of the services necessary to complete the project. We offer in-house capabilities for structuring partnerships and financing facilities and work with architects and construction firms in the design and development of facilities. Before and during the development phase of a new center, we analyze the competitive environment in the local market, review market data to identify appropriate services to provide, prepare and analyze financial forecasts, evaluate regulatory and licensing issues and assist in designing the center and identifying appropriate equipment to purchase or lease. After the surgery center is developed, we generally provide startup operational support, including information systems, equipment procurement and financing. We have developed 11 surgery centers since January 1999 and anticipate developing about three to four centers annually during the next three to five years.

     Development and construction of a surgery center generally takes us from 12 to 18 months, depending on whether we are building the facility or improving available space. Estimated construction costs generally total from $1.0 million to $2.0 million for improving existing space. Equipment and other furnishing costs generally range from $900,000 to $2.5 million. In addition, working capital of approximately $1.0 million to $1.5 million is generally required to sustain operations for the initial six to 12 months of operations. We historically finance these costs through capital contributions from investors in the center, borrowings under our facility loan agreements and long-term facility lease agreements. We expect to finance these costs in the future with borrowings under our senior credit facility in addition to capital contributions from investors in the centers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other Services

     Although our business is primarily focused on owning and operating surgery centers, we also provide other services that complement our core surgery center business.

   Diagnostic Centers

     We operate Dry Creek Imaging Center, a diagnostic imaging center that is adjacent to our surgery center in the Denver, Colorado market. We own a 90% interest in the diagnostic imaging center through a joint venture with Touchstone Medical Imaging, LLC. Dry Creek Imaging Center currently provides MRI, CT, ultrasound and mammography procedures. Touchstone and Dry Creek Imaging Center have entered into a management agreement, under which Touchstone provides daily management and administrative services to the diagnostic center in exchange for a percentage of the diagnostic center’s net revenues. The initial term of the management agreement expires in 2006, and may be renewed for additional renewal terms of one year each. We believe the services provided by this diagnostic center complement and support the services provided by our surgery center in this market.

     On December 22, 2003, we entered into a joint venture with Touchstone to develop a diagnostic imaging center in Erie, Pennsylvania adjacent to our surgery center in this market. We own a 51% interest in the joint venture formed to develop, own and operate the center. We anticipate that the diagnostic imaging center will begin operations in the third quarter of 2004. The joint venture has entered into a management agreement with Touchstone, under which Touchstone will provide daily management and administrative services to the diagnostic center in exchange for a percentage of the diagnostic center’s net revenues. The initial term of the management agreement expires on December 19, 2008 and may be renewed for additional renewal terms of one year each. After December 19, 2005, either party to the management agreement has the right to terminate the management agreement. In the event that we terminate the management agreement without cause, Touchstone has the right to require us to repurchase its ownership interest in the joint venture. We believe the services provided by this diagnostic center will complement and support the services provided by our surgery center in this market. We may explore the possibility of selectively purchasing and developing additional diagnostic centers in the markets in which we operate surgery centers.

  Physician Networks

     We currently manage physician networks in Memphis, Tennessee, Johnson City, Tennessee and Louisville, Kentucky. Each of these physician networks has entered into a long-term agreement with us, which provides, among other things, that we will provide billing, financial services and other business management services in exchange for a management fee. One of the physician networks is an independent practice association, or IPA, of health care providers located in the greater Louisville, Kentucky area. We believe this network is complementary to our local surgery center by providing the center with greater access to managed care contracts.

Information Systems and Controls

     Each of our surgery centers uses a standard financial reporting system that provides information to our corporate office to track financial performance on a timely basis. In addition, each of our facilities uses an operating system to manage its business by providing critical support in areas such as scheduling, billing and collection, accounts receivable management, purchasing and other essential operational functions. We have implemented a standardized system to support all of our facilities and to enable us to access more easily information about our centers on a timely basis. The new information system has been installed in all of our surgery centers, except for those facilities we acquired in our acquisition of Physicians Surgical Care, Inc. in April 2002. The Physicians Surgical Care facilities operate on a different standardized system provided by the same vendor that provides our information system. We are currently working with this vendor to integrate the two systems at a later date.

     We calculate net revenues through a combination of manual and system-generated processes. Our operating systems include insurance modules that allow us to establish profiles of insurance plans and their respective payment rates. The systems then match the charges with the insurance plan rates and compute a contractual adjustment estimate for each patient account. We then manually review the reasonableness of the systems’ contractual adjustment estimate using the insurance profiles. This estimate is adjusted, if needed, when the insurance payment is received and posted to the account. Net revenue is computed and reported by the systems as a result of this activity.

     It is our policy to collect co-payments and deductibles prior to providing services. It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure. Because our services are non-emergency, our facilities have the ability to control these processes. We do not track exceptions to these policies, but we believe that they occur infrequently and involve insignificant amounts. When they do occur, we require patients whose insurance coverage is not verified to assume full responsibility for the fees prior to services being rendered and we seek prompt payment of co-payments and deductibles and verification of insurance following the procedure.

     We manually input each patient’s account record and the associated billing codes. Our operating systems then calculate the amount of fees for that patient and the amount of the contractual adjustments. Claims are submitted electronically if the payor accepts electronic claims. We use clearinghouses for electronic claims, which then forward the claims to the respective payors. Payments are manually input to the respective patient accounts.

     We have developed proprietary measurement tools to track key operating statistics at each of our surgery centers by integrating data from our local operating systems and our standardized financial system. Management uses these tools to measure operating results against target thresholds and to identify, monitor and adjust areas such as specialty mix, staffing, operating costs, employee expenses and accounts receivable management. Our corporate and facility-level management team is compensated in part using performance-based incentives focused on revenue growth and improvement in operating income.

Marketing

     Our sales and marketing efforts are directed primarily at physicians, who are responsible for referring patients to our facilities. Marketing activities directed at physicians and other health care providers are coordinated locally by the individual facility and are supplemented by dedicated corporate personnel. These activities generally emphasize the benefits offered by our surgery centers compared to other facilities in the market, such as the proximity of our facilities to physicians’ offices, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the efficient turnaround time between cases, our advanced surgical equipment and our simplified administrative procedures. Although the facility administrator is the primary point of contact, physicians who utilize our surgery centers are important sources of recommendations to other physicians regarding the benefits of using our facilities. Each facility administrator develops a target list of physicians and we continually review these marketing lists and the facility administrator’s progress in contacting and successfully attracting additional local physicians.

     We also market our surgery centers directly to payors, including HMOs, PPOs and other managed care organizations, employers and other payors. Payor marketing activities conducted by our corporate office management and facility administrators emphasize the high quality of care, cost advantages and convenience of our facilities, and are focused on making each facility an approved provider under local managed care plans.

Competition

     In each market in which we operate a surgery center, we compete with hospitals and operators of other surgery centers to attract physicians and patients. We believe that the competitive factors that affect our centers’ ability to compete for physicians are convenience of location of the surgery center, access to capital and participation in managed care programs. We believe that our centers attract patients based upon our quality of care, the specialties and reputations of the physicians who operate in our centers, participation in managed care programs, ease of access and convenient scheduling and registration procedures.

     In developing or acquiring existing surgery centers, we compete with other public and private surgery center and hospital companies. Several large national companies own and/or manage surgery centers and surgical hospitals, including HEALTHSOUTH Corporation, HCA Inc., Universal Health Services, Inc., AmSurg Corp. and United Surgical Partners International, Inc. In general, these companies have greater resources and access to capital than we do. In addition, local hospitals, physician groups and other providers may compete with us in the ownership and operation of surgery centers.

Employees

     At December 31, 2003, we had about 2,000 employees, of which about 1,300 were full-time employees. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

Environmental

     We are subject to various federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including those governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. Our operations include the use, generation and disposal of hazardous materials. We may, in the future, incur liability under environmental statutes and regulations with respect to contamination of sites we own or operate (including contamination caused by prior owners or operators of such sites, abutters or other persons) and the off-site disposal of hazardous substances. We believe that we have been and are in substantial compliance with the terms of all applicable environmental laws and regulations and that we have no liabilities under environmental requirements that we would expect to have a material adverse effect on our business, results of operations or financial condition.

Insurance

     We maintain liability insurance in amounts that we believe are appropriate for our operations. Currently, we maintain professional and general liability insurance that provides coverage on a claims made basis of $1.0 million per occurrence and $3.0 million in annual aggregate coverage per facility. We also maintain business interruption insurance and property damage insurance, as well as an additional umbrella liability insurance policy in the aggregate amount of $10.0 million. Coverage under certain of these policies is contingent upon the policy being in effect when a claim is made regardless of when the events which caused the claim occurred. The cost and availability of such coverage has varied widely in recent years. While we believe that our insurance policies are adequate in amount and coverage for our anticipated operation, we cannot assure you that the insurance coverage is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

Government Regulation

  General

     The health care industry is highly regulated, and we cannot assure you that the regulatory environment in which we operate will not change significantly in the future or that we will be able to successfully address changes in the regulatory environment. In addition to extensive, existing government health care regulation, there continues to be numerous initiatives on the federal and state levels affecting the payment for and availability of health care services. We believe that these health care initiatives will continue during the foreseeable future. Some of the reform initiatives proposed in the past, such as further reductions in Medicare and Medicaid payments and additional prohibitions on physician ownership of facilities to which they refer patients, could, if adopted, adversely affect us and our business.

     Every state imposes licensing requirements on individual physicians and health care facilities. In addition, federal and state laws regulate HMOs and other managed care organizations. Many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, including surgery centers, offering certain services, including services we offer, or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. We believe that outpatient surgery and diagnostic services will continue to be subject to intense regulation at the federal and state levels.

     Our ability to operate profitably will depend in part upon all of our facilities obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations. If we fail to obtain any necessary licenses or certifications or fail to maintain our existing licenses and certifications it could have a material adverse effect on our business.

     The laws of many states prohibit physicians from splitting fees with non-physicians, prohibit non-physician entities (such as us) from practicing medicine and prohibit referrals to facilities in which physicians have a financial interest. We believe our activities do not violate these state laws; however, we cannot assure you that future interpretations of, or changes in, these laws might require structural and organizational modifications of our existing relationships with facilities and physician networks, and we cannot assure you that we would be able to appropriately modify such relationships. In addition, statutes in some states could restrict our expansion into those states.

     Our facilities are subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights, discrimination, building codes, and medical waste and other environmental issues. Federal, state and local governments are expanding the regulatory requirements on businesses. The imposition of these regulatory requirements may have the effect of increasing operating costs and reducing the profitability of our operations.

     We are unable to predict what additional government regulations, if any, affecting our business may be enacted in the future or how existing or future laws and regulations might be interpreted. If we or any of our facilities fail to comply with applicable laws, it might have a material adverse effect on our business.

  Licensure and Certificates of Need

     Capital expenditures for the construction of new facilities, the addition of beds or the acquisition of existing facilities may be reviewable by state regulators under statutory schemes that are sometimes referred to as certificate of need laws. States with certificate of need laws place limits on the construction and acquisition of health care facilities and the expansion of existing facilities and services. In these states, approvals are required for capital expenditures exceeding amounts that involve certain facilities or services, including surgery centers.

     State certificate of need laws generally provide that, prior to the addition of new beds, the construction of new facilities or the introduction of new services, a designated state health planning agency must determine that a need exists for those beds, facilities or services. The certificate of need process is intended to promote comprehensive health care planning, assist in providing high quality health care at the lowest possible cost and avoid unnecessary duplication by ensuring that only those health care facilities that are needed will be built.

     Typically, the provider of services submits an application to the appropriate agency with information concerning the area and population to be served, the anticipated demand for the facility or service to be provided, the amount of capital expenditure, the estimated annual operating costs, the relationship of the proposed facility or service to the overall state health plan and the cost per patient day for the type of care contemplated. The issuance of a certificate of need is based upon a finding of need by the agency in accordance with criteria set forth in certificate of need laws and state and regional health facilities plans. If the proposed facility or service is found to be necessary and the applicant to be the appropriate provider, the agency will issue a certificate of need containing a maximum amount of expenditure and a specific time period for the holder of the certificate of need to implement the approved project.

     Our health care facilities are also subject to state licensing requirements for medical providers. Our surgery centers have licenses to operate as ambulatory surgery centers in the states in which they operate, except for one facility in Kansas, one facility in Louisiana and one facility in Oklahoma that are licensed as hospitals. Even though these facilities licensed as hospitals provide surgical services, they must meet all applicable requirements for general hospital licensure. Our surgery centers that are licensed as ambulatory surgery centers must meet all applicable requirements for ambulatory surgery centers. To assure continued compliance with these regulations, governmental and other authorities periodically inspect our facilities. The failure to comply with these regulations could result in the suspension or revocation of a facility’s license.

  Medicare and Medicaid Participation

     The majority of our revenues are expected to continue to be received through third-party reimbursement programs, including state and federal programs, such as Medicare and Medicaid, and private health insurance programs. Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 or older or who are disabled. Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low income persons. Each state Medicaid program covers in-patient hospital services and has the option to provide payment for surgery center services. The Medicaid programs of all of the states in which we currently operate cover surgery center services; however, these states may not continue to cover surgery center services and states into which we expand our operations may not cover or continue to cover surgery center services.

     To participate in the Medicare program and receive Medicare payment, our facilities must comply with regulations promulgated by the Department of Health and Human Services. Among other things, these regulations, known as “conditions of participation,” relate to the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with state and local laws and regulations. Our facilities must also satisfy the conditions of participation in order to be eligible to participate in the Medicaid program. The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, we may have to make changes from time to time in our facilities, equipment, personnel or services. Although we intend to continue to participate in these reimbursement programs, we cannot assure you that our facilities will continue to qualify for participation.

     Three of our facilities, including one managed facility, are licensed as hospitals. The Medicare program pays hospitals on a prospective payment system for acute inpatient services. Under this prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on each patient’s final diagnosis. These payments do not consider a specific hospital’s costs, but are national rates adjusted for area wage differentials and case-mix index. For several years, the percentage increases to the prospective payment rates have been generally lower than the percentage increases in the costs of goods and services by hospitals. Most outpatient services provided by hospitals are reimbursed by Medicare under the outpatient prospective payment system. The Balanced Budget Act of 1997 mandated the implementation of the prospective payment system for Medicare outpatient services. This outpatient prospective payment system is based on a system of Ambulatory Payment Categories. Each Ambulatory Payment Category represents a bundle of outpatient services, and each Ambulatory Payment Category has been assigned a fully prospective reimbursement rate.

     Payments under the Medicare program to ambulatory surgery centers are made under a system whereby the Secretary of Health and Human Services determines payment amounts prospectively for various categories of medical services performed in ambulatory surgery centers, subject to an inflation adjustment. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. About 18.4% of our patient service revenues during 2003 were attributable to Medicare and Medicaid payments.

     The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, commonly referred to as the Medicare Modernization Act, limits increases in Medicare reimbursement rates for ambulatory surgery centers. Under the Medicare Modernization Act, the 2% increase in Medicare reimbursement rates for ambulatory surgery centers that became effective on October 1, 2003 will be limited beginning April 1, 2004 to an amount equal to the increase in the Consumer Price Index for all urban consumers as estimated by the Secretary of the Department of Health and Human Services for the 12-month period ended March 31, 2003, minus 3.0 percentage points. The Medicare Modernization Act also provides that there will be no increase in these rates during the years 2005 through 2009. The Medicare Modernization Act also directs the General Accounting Office to conduct a study comparing the cost of procedures in surgery centers to the cost of procedures performed in hospital outpatient departments. The General Accounting Office is directed to submit the results of its study to the Centers for Medicare and Medicaid Services, or CMS, by no later than January 1, 2005. CMS is directed to develop a new ambulatory surgery center payment system based upon the Medicare hospital outpatient department payment system so that it is effective on or after January 1, 2006 and no later than January 1, 2008. The Medicare Modernization Act provides that, in the year that the new payment system is implemented, it must be designed to result in the same aggregate amount of expenditures for surgical services provided at ambulatory surgery centers as would be made if the new system were not adopted. The rate changes mandated by the Medicare Modernization Act could have an adverse effect on the revenues of our centers, but we cannot predict at this time the full effect of the payment rate revisions.

     A rule proposed by CMS would make substantial changes to the rate-setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. Among the proposed changes is a shift from eight payment groups to 105 ambulatory payment classifications. A federal statute allows the payment methodology to be phased in for ambulatory surgery centers over four years beginning as early as January 1, 2002. To date, CMS has not implemented this payment methodology, and in light of the payment study mandated by the Medicare Modernization Act, it is uncertain whether this proposed surgery center payment methodology will be implemented. If implemented in its proposed form, the change in payment methodology could reduce our Medicare revenues, depending on the volume and type of procedures performed at a particular facility. The proposed rule does not apply to our facilities licensed as hospitals.

     The Medicare Payment Advisory Commission, or MedPAC, and the Office of the Inspector General of the Department of Health and Human Services, or OIG, have both recently recommended changes to the Medicare payment methodology for ambulatory surgery centers. MedPAC is a congressional advisory board charged with advising Congress on Medicare payment issues, while the OIG is a governmental agency responsible for investigating and monitoring Medicare, Medicaid and other Department of Health and Human Services programs. Generally, MedPAC and the OIG have recommended that reimbursement levels for ambulatory surgery center procedures be reduced. These are recommendations only and it is uncertain if Congress will act on either or both recommendations. If these recommendations become effective, our revenue and profitability could be adversely affected. While most of our existing surgery center surgical procedures are generally reimbursed at levels lower than hospital outpatient departments, some of our existing surgical procedures are reimbursed at higher levels. These recommended changes do not apply to our facilities licensed as hospitals.

     We cannot predict what further legislation may be enacted or what regulations or guidelines may be established concerning third party reimbursement by state, federal or private programs. Reductions or changes in these programs could have a material adverse affect on our business.

  Antitrust Laws

     Federal and state antitrust laws prohibit price fixing among competitors. Independent physicians who are not economically integrated through a group practice or some other method of sharing substantial financial risk may be considered “competitors” under antitrust laws and subject to prohibitions on price fixing. Price fixing is considered a per se violation of federal antitrust laws. The Federal Trade Commission and the Department of Justice have the authority to bring civil and criminal enforcement actions against persons and entities who violate federal antitrust laws. Moreover, competitors and customers who are injured by activities that violate federal antitrust laws may bring civil actions against the alleged violator. In some cases, treble damages are available to an injured competitor or customer.

     Networks of physicians, such as the IPA that we manage, involve price discussions among competitors, which create antitrust concerns. In recognition of the beneficial nature of these entities in a changing health care environment, the FTC and the Department of Justice have issued several joint policy statements regarding enforcement in the health care industry that set forth “antitrust safety zones” in which a network may safely operate.

     The IPA that we manage may not fit within a safety zone. However, the policy statements issued by the Department of Justice and the FTC provide that the failure of an IPA to meet all of the requirements of a safety zone will not render the activities of the IPA per se illegal. The government will examine IPA arrangements on a case by case or “rule of reason” basis to determine if the IPA can demonstrate that its members are economically or clinically integrated and that the pro-competitive aspects of the IPA outweigh the anti-competitive aspects. If there are sufficient pro-competitive aspects to the IPA, it should not be held to be illegal. The FTC and the Department of Justice will provide advisory opinions regarding the compliance of physician network arrangements with the antitrust statutes; however, we have not sought such an opinion.

  Medicare Fraud and Abuse and Anti-Referral Laws

     The Social Security Act includes provisions addressing false statements, illegal remuneration and other fraud. These provisions are commonly referred to as the Medicare Fraud and Abuse Laws, and include the statute commonly referred to as the federal anti-kickback statute. The federal anti-kickback statute prohibits providers and others from, among other things, soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item covered by a federal health care program or ordering or arranging for or recommending the order of any covered service or item. Violations of the federal anti-kickback statute are punishable by a fine of up to $50,000 or imprisonment for each violation, as well as damages up to three times the total amount of remuneration.

     In addition, the Medicare Patient and Program Protection Act of 1987, as amended by the Health Insurance Portability and Accountability Act of 1996, commonly referred to as HIPAA, and the Balanced Budget Act of 1997, imposes civil monetary penalties for a violation of the Medicare Fraud and Abuse Laws, as well as exclusion from federal health care programs. Pursuant to the enactment of HIPAA, as of June 1, 1997, the Secretary of Health and Human Services may, and in some cases must, exclude individuals and entities from participating in any government health care program that the Secretary determines have “committed an act” in violation of the Medicare Fraud and Abuse Laws or have improperly filed claims in violation of the Medicare Fraud and Abuse Laws. HIPAA also expanded the Secretary’s authority to exclude a person involved in fraudulent activity from participation in a program providing health benefits, whether directly or indirectly, which is funded directly, in whole or in part, by the U.S. government.

     Because physician-investors in our surgery centers are in a position to generate referrals to the centers, the distribution of available cash to those investors could come under scrutiny under the federal anti-kickback statute. The U.S. Court of Appeals for the Third Circuit has held that the federal anti-kickback statute is violated if one purpose (as opposed to a primary or sole purpose) of a payment to a provider is to induce referrals. Other federal circuit courts have followed this decision. None of these cases involved a joint venture such as those owning and operating our surgery centers and it is not clear how a court would apply these holdings to our activities. It is clear, however, that a physician’s investment income from a surgery center may not vary with the number of his or her referrals to the surgery center, and we comply with this prohibition.

     In a case involving a physician-owned joint venture, the U.S. Court of Appeals for the Ninth Circuit held that the federal anti-kickback statute is violated when a person or entity (1) knows that the statute prohibits offering or paying remuneration to induce referrals and (2) engages in prohibited conduct with the specific intent to violate the law. In that case, the joint venture was determined to have violated the law because its agent solicited prospective limited partners by implying that eligibility to purchase shares in the limited partnership was dependent on an agreement to refer business to it, told prospective limited partners that the number of shares they would be permitted to purchase would depend on the volume of business they referred, and stated that partners who did not refer business would be pressured to leave the partnership. The joint venture was vicariously liable for the actions of its agents, notwithstanding that the agent’s actions were contrary to the principal’s stated policy.

     Further, under HIPAA, individuals who hold a direct or indirect ownership or controlling interest in an entity that is found to violate the Medicare Fraud and Abuse Laws may also be excluded from the Medicare and Medicaid programs if the individual knew or should have known of the activity leading to the conviction or exclusion of the entity, or where the individual is an officer or managing employee of the entity. Under HIPAA, the term “should know” means that a person acts in deliberate ignorance or reckless disregard of the truth or falsity of the information. This standard does not require that specific intent to defraud be proven by the OIG.

     Under regulations issued by the OIG, certain categories of activities are deemed not to violate the federal anti-kickback statute. According to the preamble to these safe harbor regulations, the failure of a particular business arrangement to comply with the regulations does not determine whether the arrangement violates the federal anti-kickback statute. The safe harbors do not make conduct illegal, but instead outline standards that, if complied with, protect conduct that might otherwise be deemed in violation of the federal anti-kickback statute.

     One earlier safe harbor protects profit distributions to investors in small entity joint ventures, such as limited partnerships, if certain conditions are met. However, we believe that our ownership and operation of our facilities, will not satisfy this safe harbor for small entity joint ventures, because this safe harbor requires that no more than 40% of the value of each class of investment interests be held by investors in a position to make or influence referrals or to generate business for the entity, and we anticipate that our facilities will not meet this requirement.

     The OIG published an expanded listing of safe harbors under the federal anti-kickback statute on November 19, 1999. The new, expanded provisions include a safe harbor designed to protect distributions to physician investors in ambulatory surgery centers who refer patients directly to the center and personally perform the procedures as an extension of their practice. The safe harbor for surgery center ownership protects four categories of investors, including facilities owned by general surgeons, single-specialty physicians, multi-specialty physicians and hospital/physician ventures, provided that certain requirements are satisfied.

     The requirements include the following:

     1. The center must be an ambulatory surgery center certified to participate in the Medicare program and its operating and recovery room space must be dedicated exclusively to the surgery center and not a part of a hospital (although such space may be leased from a hospital if such lease meets the requirements of the safe harbor for space rental).

     2. Each investor must be either (a) a physician who derived at least one-third of his or her medical practice income for the previous fiscal year or 12-month period from performing procedures on the list of Medicare-covered procedures for ambulatory surgery centers, (b) a hospital, or (c) a person or entity not in a position to make or influence referrals to the center, nor to provide items or services to the center, nor employed by the center or any investor.

     3. Unless all physician-investors are members of a single specialty, each physician-investor must perform at least one-third of his or her procedures at the center each year. (This requirement is in addition to the requirement that the physician-investor has derived at least one-third of his or her medical practice income for the past year from performing procedures.)

     4. Physician-investors must have fully informed their referred patients of the physician’s investment interest.

     5. The terms on which an investment interest is offered to an investor are not related to the previous or expected volume of referrals, services furnished or the amount of business otherwise generated from that investor to the entity.

     6. Neither the center nor any other investor may loan funds to or guarantee a loan for an investor if the investor uses any part of such loan to obtain the investment interest.

     7. The amount of payment to an investor in return for the investment interest is directly proportional to the amount of the capital investment (including the fair market value of any pre-operational services rendered) of that investor.

     8. All physician-investors, any hospital-investor and the center agree to treat patients receiving medical benefits or assistance under the Medicare or Medicaid programs.

     9. All ancillary services performed at the center for beneficiaries of federal health care programs must be directly and integrally related to primary procedures performed at the center, and may not be billed separately.

     10. No hospital-investor may include on its cost report or any claim for payment from a federal health care program any costs associated with the center.

     11. The center may not use equipment owned by or services provided by a hospital-investor unless such equipment is leased in accordance with a lease that complies with the equipment rental safe harbor and such services are provided in accordance with a contract that complies with the personal services and management contracts safe harbor.

     12. No hospital-investor may be in a position to make or influence referrals directly or indirectly to any other investor or the center.

     We believe that the ownership and operations of our surgery centers will not fully satisfy this safe harbor for investment interests in ambulatory surgery centers because, among other reasons, we or one of our subsidiaries generally will be an investor in each surgery center and provide management services to the surgery center. We cannot assure you that the OIG would view our activities favorably even though they are intended to achieve compliance with the remaining elements of this safe harbor. In addition, although we expect each physician-investor to utilize the surgery center as an extension of his practice, we cannot assure you that all physician-investors will perform one-third of their procedures at the surgery center or inform their referred patients of their investment interests.

     We own an interest in one surgery center in which a physician group that includes primary care physicians who do not use the center also owns an interest. In OIG Advisory Opinion 03-5 (February 6, 2003), the OIG declined to grant a favorable opinion to a proposed ambulatory surgery center structure that would be jointly owned by a hospital and a multi-specialty group practice composed of a substantial number of primary care physicians who would not personally use the center. According to the opinion, the fact that interests in the center would be indirectly owned by physicians who would not personally practice at the center precluded the OIG from determining that the proposed arrangement poses a minimal risk of fraud and abuse. The OIG concluded that the proposed structure could potentially generate prohibited remuneration under the federal anti-kickback statute. We believe that the ownership of our center complies with the federal anti-kickback statute because the physician group that owns an interest in our center is structured to fit within the definition of a unified group practice under the federal law prohibiting physician self-referrals, commonly known as the Stark law, and the income distributions of the group practice comply with the Stark law’s acceptable methods of income distribution. No physician in the group practice receives an income distribution that is based directly on his referrals to the center. We believe that the group’s ownership of the center is no different than its ownership of other ancillary services common in physician practices. Nevertheless, there can be no assurance that the proposed arrangement will not be determined to be in violation of the law.

     We have entered into management agreements to manage many of our surgery centers, as well as three physician networks. Most of these agreements call for our subsidiary to be paid a percentage-based management fee. Although there is a safe harbor for personal services and management contracts, this safe harbor requires, among other things, that the aggregate compensation paid to the manager over the term of the agreement be set in advance. Because our management fee may be based on a percentage of revenues, it does not meet this requirement. However, we believe that our management arrangements satisfy the other requirements of the safe harbor for personal services and management contracts and that they comply with the federal anti-kickback statute. The OIG has taken the position that percentage-based management agreements are not protected by a safe harbor, and consequently, may violate the federal anti-kickback statute. On April 15, 1998, the OIG issued Advisory Opinion 98-4 which reiterates this proposition. This opinion focused on areas the OIG considers problematic in a physician practice management context, including financial incentives to increase patient referrals, no safeguards against overutilization and incentives to increase the risk of abusive billing. The opinion reiterated that proof of intent to violate the federal anti-kickback statute is the central focus of the OIG. We have implemented formal compliance programs designed to safeguard against overbilling and otherwise assure compliance with the federal anti-kickback statute and other laws, but we cannot assure you that the OIG would find our compliance programs to be adequate.

     In some cases, we guarantee a surgery center’s debt financing and lease obligations as part of our obligations under a management agreement. Physician-investors are generally not required to enter into similar guarantees. The OIG might take the position that the failure of the physician investors to enter into similar guarantees represents a special benefit to the physician investors given to induce referrals and that such failure would result in a violation of the federal anti-kickback statute. We believe that the management fees (and in some cases guarantee fees) are adequate compensation to us for the credit risk associated with the guarantee and that the failure of the physician investors to enter into similar guarantees does not create a material risk of violating the federal anti-kickback statute. However, the OIG has not issued any guidance in this regard.

     The OIG is authorized to issue advisory opinions regarding the interpretation and applicability of the federal anti-kickback statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not, however, sought such an opinion regarding any of our arrangements. If it were determined that our activities, or those of our facilities, violate the federal anti-kickback statute, we, our subsidiaries, our officers, our directors and each surgery center investor could be subject, individually, to substantial monetary liability, prison sentences and/or exclusion from participation in any health care program funded in whole or in part by the U.S. government, including Medicare, CHAMPUS or state health care programs.

  Federal Anti-Referral Laws

     Physician self-referral laws have been enacted by the U.S. Congress and many states prohibiting certain self-referrals for health care services. The federal prohibition prohibits a practitioner, including a physician, dentist or podiatrist, from referring patients for certain “designated health services” provided by an entity with which the practitioner or a member of his immediate family has a “financial relationship” if those services are paid in whole or in part by Medicare or Medicaid unless an exception exists. The term “financial relationship” is broadly defined and includes most types of ownership and compensation relationships. The Stark law also prohibits the entity from seeking payment from Medicare or Medicaid for services rendered through a prohibited referral. If an entity is paid for services rendered through a prohibited referral, it may be required to refund the payments. Violations of the Stark law may also result in damages of three times the amount claimed, civil penalties of up to $15,000 per prohibited claim and $100,000 per prohibited scheme and exclusion from participating in Medicare and Medicaid. “Designated health services” include:

•	clinical laboratory services;

•	physical therapy services;

•	occupational therapy services;

•	radiology services, including magnetic resonance imaging, computerized axial tomography scan and ultrasound services;

•	radiation therapy services and supplies;

•	durable medical equipment and supplies;

•	parenteral and enteral nutrients, equipment and supplies;

•	prosthetics, orthotics and prosthetic devices and supplies;

•	home health services;

•	outpatient prescription drugs; and

•	inpatient and outpatient hospital services.

     The list of designated health services includes imaging services and other diagnostic services provided by our diagnostic center. However, the Stark law is implicated only if the referring physician or a member of his immediate family has a financial relationship with the provider of designated health services. There is no physician ownership (or physician family member ownership) in our diagnostic center. Any compensation relationships between our diagnostic centers and physicians are set forth in writing, provide for a fair market value compensation and are otherwise structured to fit within applicable exceptions to the Stark law.

     The list of designated health services does not include surgical services provided in an ambulatory surgery center. Furthermore, in final Stark law regulations published by the Department of Health and Human Services on January 4, 2001, the term “designated health services” was defined as not including services that are reimbursed by Medicare as part of a composite rate, such as services provided in an ambulatory surgery center.

     However, if designated health services are provided by an ambulatory surgery center and separately billed, referrals to the surgery center by a physician investor would be prohibited by the Stark law. Because our facilities that are licensed as ambulatory surgery centers do not have independent laboratories and do not provide designated health services apart from surgical services, we do not believe referrals to these facilities by physician investors are prohibited.

     If legislation or regulations are implemented that prohibit physicians from referring patients to surgery centers in which the physician has a beneficial interest, our business and financial results would be adversely affected.

     Additionally, the physician networks we manage must comply with the “in-office ancillary services exception” of the Stark law. We believe that these physician networks operate in compliance with the language of statutory exceptions to the Stark law, including the exceptions for services provided by physicians within a group practice or in-office ancillary services.

     Three of our facilities, including one managed facility, are licensed as hospitals. The Stark law includes an exception relating to physician ownership of a hospital, provided that the physician’s ownership interest is in the whole hospital and the physician is authorized to perform services at the hospital. Physician investment in our facilities licensed as hospitals meet this requirement. However, the Medicare Modernization Act amended the Stark law to provide that an exception in the Stark law relating to physician ownership in hospitals does not apply to specialty hospitals for a period of 18 months following November 18, 2003. Specialty hospitals are defined in the Medicare Modernization Act as hospitals that are primarily or exclusively engaged in the care and treatment of (1) patients with a cardiac condition, (2) patients with an orthopedic condition, (3) patients receiving a surgical procedure or (4) any other specialized category of services that the Secretary of the Department of Health and Human Services designates as inconsistent with the purpose of the hospital ownership exception. The 18-month moratorium does not apply to specialty hospitals that were in existence or under development on November 18, 2003, as long as: (a) the total number of physician investors in the hospital does not increase from the number of physician investors on November 18, 2003; (b) the hospital does not change the type of specialty services that it provides from the types that it provided on November 18, 2003; and (c) the hospital does not increase its number of beds by more than 5% or five beds, whichever is greater. The Medicare Modernization Act also directs the Department of Health and Human Services and MedPAC to conduct studies of specialty hospitals by February 2005, and to prepare reports to Congress recommending any needed legislative or administrative changes in the Stark law’s exception for physician ownership in hospitals.

     Two of our facilities licensed as hospitals, including the managed facility, currently fit within the Medicare Modernization Act’s definition of “specialty hospital.” Our other facility licensed as a hospital, in which we own a 42% interest, primarily provides obstetrical and other women’s health services and could be designated in the future by the Secretary of the Department of Health and Human Services as a specialty hospital. However, none of our facilities are subject to the specialty hospital moratorium because they were in existence on November 18, 2003. Consequently, the current physician investors in these facilities can refer to the hospitals and fit within the Stark law’s whole hospital exception. The Medicare Modernization Act, however, will prevent us from increasing the number of physician investors in these facilities, significantly increasing the number of licensed beds or changing the types of specialty services that we provide. These legal constraints on the operation of these facilities could have an adverse financial effect. In addition, there is no guarantee that the MedPAC and Department of Health and Human Services specialty hospital reports to Congress will be favorable, or that future legislation will not be enacted that would prevent us from operating specialty hospitals with physician investors. If future legislation were to be enacted that prohibits all physician referrals to specialty hospitals in which the physicians own an interest, even if those facilities already exist, our specialty hospitals could be materially adversely affected.

  False and Other Improper Claims

     The U.S. government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs. Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes. While the criminal statutes are generally reserved for instances of fraudulent intent, the U.S. government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances. For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge. The government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care was substandard. In addition, some courts have held that a violation of the Stark law can result in liability under the federal False Claims Act.

     Over the past several years, the U.S. government has accused an increasing number of health care providers of violating the federal False Claims Act. The False Claims Act prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the U.S. government. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Because our facilities perform hundreds of similar procedures a year for which they are paid by Medicare, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties.

     Under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that a health care company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from a whistleblower case. Although we believe that our operations materially comply with both federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit, or may otherwise be challenged or scrutinized by governmental authorities. A determination that we have violated these laws could have a material adverse effect on us.

     We are also subject to various state insurance statutes and regulations that prohibit us from submitting inaccurate, incorrect or misleading claims. We believe that our surgery centers are in compliance with all state insurance laws and regulations regarding the submission of claims. We cannot assure you, however, that none of our centers’ insurance claims will ever be challenged. If we were found to be in violation of a state’s insurance laws or regulations, we could be forced to discontinue the violative practice, which could have an adverse effect on our business and operating results, and we could be subject to fines and criminal penalties.

  Health Information Practices

     There are currently numerous laws at the state and federal levels addressing patient privacy concerns. Federal regulations issued pursuant to HIPAA contain, among other measures, provisions that require many organizations, including us, to implement very significant and potentially expensive new computer systems, employee training programs and business procedures. The federal regulations are intended to encourage electronic commerce in the healthcare industry.

     On August 17, 2000, the Department of Health and Human Services finalized regulations requiring us to use standard data formats and code sets established by the rule when electronically transmitting information in connection with several transactions, including health claims and equivalent encounter information, health care payment and remittance advice and health claim status. On February 20, 2003, the Department of Health and Human Services issued final modifications to these regulations. We have implemented or upgraded computer systems, as appropriate, at our facilities and at our corporate headquarters to comply with the new transaction and code set regulations and have tested these systems with several of our payors. If we or our payors are unable to exchange information in connection with the specified transactions because of an inability to comply fully with the regulations, we are required to exchange the information using paper. If we are forced to submit paper claims to payors, it will significantly increase our costs associated with billing and could delay payment of claims. Although compliance with the transaction and code set regulations was required on October 16, 2003, CMS announced on September 23, 2003 that it would implement a contingency plan to accept noncompliant electronic transactions after the October 16, 2003 deadline. On February 27, 2004, CMS announced a modification to its claims payment policies that will significantly increase the payment waiting period for electronic claims that are submitted in a non-HIPAA compliant format. Effective July 1, 2004, only claims that are submitted electronically in a HIPAA compliant format will be eligible for payment 14 days after the claim is received. All other claims will not be eligible for payment until 27 days after the claim is received.

     HIPAA requires the Department of Health and Human Services to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and health care providers to be used in connection with standard electronic transactions.

     On May 31, 2002, the Department of Health and Human Services issued a final rule that calls for using the Employer Identification Number (the taxpayer identifying number for employers that is assigned by the Internal Revenue Service) as the standard unique health identifier for employers. Most health care organizations, including us, must comply with this final rule by July 30, 2004. Health plans, health care clearinghouses and providers would use this identifier, among other uses, in connection with the standard electronic transactions standards.

     On January 23, 2004, the Department of Health and Human Services published a final rule that adopted the National Provider Identifier, or NPI, as the standard unique health identifier for health care providers. When the NPI is implemented, health care providers, including our facilities, must use only the NPI to identify themselves in connection with electronic transactions. Legacy numbers, such as Medicaid numbers, CHAMPUS numbers and Blue Cross-Blue Shield numbers, will not be permitted. Health care providers will no longer have to keep track of multiple numbers to identify themselves in the standard electronic transactions with one or more health plans. The NPI will be a 10-digit all numeric number that will be assigned to eligible health care providers, including our facilities, by the National Provider System, or NPS, an independent government contractor. Under the final rule, all health care providers may begin applying for NPIs on May 23, 2005 with the NPS. All health care providers, including our facilities, must obtain and start using NPIs in connection with the standard electronic transactions no later than May 23, 2007.

     The Department of Health and Human Services has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have about two years to become fully compliant.

     On February 20, 2003, the Department of Health and Human Services finalized a rule that establishes, in part, standards to protect the confidentiality, availability and integrity of health information by health plans, health care clearinghouses and health care providers that receive, store, maintain or transmit health and related financial information in electronic form, regardless of format. These security standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and covered health care providers, plans and clearinghouses have the flexibility to choose their own technical solutions, we expect that the security standards will require us to implement significant new systems, business procedures and training programs. We must comply with these security regulations by April 21, 2005.

     On December 28, 2000, the Department of Health and Human Services published a final rule establishing standards for the privacy of individually identifiable health information. The final rule establishing the privacy standards became effective on April 14, 2001, with compliance required by April 14, 2003. On August 14, 2002, the Department of Health and Human Services published final revisions to the privacy rule. The final revisions did not alter the compliance date of April 14, 2003 for the majority of the requirements in the privacy regulations. These privacy standards apply to all health plans, all health care clearinghouses and health care providers that transmit health information in an electronic form in connection with the standard transactions. We are a covered entity under the final rule. The privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards impose extensive new administrative requirements on us. They require our compliance with rules governing the use and disclosure of this health information. They create new rights for patients in their health information, such as the right to amend their health information, and they require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These state laws vary by state and could impose additional penalties.

     A violation of these regulations could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Since there is no history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties which may result from the violation of the regulations.

     We expect that compliance with these standards will require significant commitment and action by us. We have appointed members of our management team to direct our compliance with these standards. Implementation will require us to engage in extensive preparation and make significant expenditures. At this time we have appointed a privacy officer, prepared privacy policies, trained our workforce on these policies and entered into business associate agreements with the appropriate vendors. Because some of the regulations are proposed regulations, we cannot predict the total financial impact of the regulations on our operations.

  Health Care Regulations Affecting Our New York Operations

     Laws in the State of New York require that corporations have natural persons as stockholders in order to be approved by the New York Department of Health as a licensed health care facility. Accordingly, we are not able to own interests in a limited partnership or limited liability company that owns an interest in a health care facility located in New York. Laws in the State of New York also prohibit the delegation of certain management functions by a licensed health care facility. The law does permit a licensed facility to lease premises and obtain various services from non-licensed entities; however, it is not clear what types of delegation constitute a violation. Although we believe that our operations and relationships in New York are in compliance with these laws, if New York regulatory authorities or a third party asserts a contrary position, we may be unable to continue or expand our operations in New York. We own an interest in a limited liability company which provides administrative services to a surgery center located in New York.

Available Information

     Our website is www.symbion.com. We make available free of charge on this website under “Investor Relations – SEC Filings” our periodic and other reports and amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after we electronically file or furnish such materials.

Item 2. Properties

     Our corporate headquarters are located in Nashville, Tennessee in 39,852 square feet of leased office space, under a ten-year lease that commenced on November 1, 2002. Effective April 1, 2004, we will lease an additional 3,920 square feet, of which we will sublease 1,827 square feet to a third party. We also lease 8,553 square feet of space in an office building located in Houston, Texas, substantially all of which we sublease to a third party. The lease of the office space in Houston, Texas expires on April 30, 2004.

     Typically, our surgery centers are located on real estate leased by the limited partnership or limited liability company that owns the centers. These leases generally have initial terms of ten years, but range from two to 15 years. Most of the leases contain options to extend the lease period for up to ten additional years. The surgery centers are generally responsible for property taxes, property and casualty insurance and routine maintenance expenses. Three of our surgery centers are located on real estate owned by the limited partnership or limited liability company that owns the surgery center. We generally guarantee the lease obligations of the limited partnerships and limited liability companies that own our surgery centers.

     Additional information about our surgery centers and our other properties can be found in Item 1 of this report under the caption, “Business — Operations.”

Item 3. Legal Proceedings

     We are involved, from time to time, in litigation arising in the ordinary course of business. We believe that the matters in which we are currently involved will be resolved without a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the stockholders during the fourth quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Market for Common Stock. Until February 6, 2004, there was no established public trading market for our common stock. On February 6, 2004, our common stock commenced trading on the Nasdaq National Market under the symbol “SMBI.” The following table sets forth for the period indicated the high and low bid price per share of our common stock as reported on the Nasdaq National Market.

2004	High	Low
February 6, 2004 to March 15, 2004	$20.66	$17.39

     On March 15, 2004, the last reported sales price for our common stock on the Nasdaq National Market was $17.55 per share. At March 15, 2004, there were approximately 301 stockholders of record.

     Dividends. We have never declared or paid dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any dividends on our common stock. Our board of directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our credit facility imposes restrictions on our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

     Recent Sales of Unregistered Securities. In 2003, we issued the following securities, as adjusted to reflect a 1-for-4.4303 reverse stock split effective February 6, 2004, that were not registered under the Securities Act of 1933, as amended. Each of the transactions described below was conducted in reliance upon the exemptions from registration provided in Sections 3(b) and 4(2) of the Securities Act and Regulation D and the other rules and regulations promulgated thereunder. Each of these issuances was made without the use of an underwriter, and the certificates and other documentation evidencing the securities issued in connection with these transactions bear a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.

•	On May 7, 2003, we granted options to purchase an aggregate of 25,393 shares of our common stock under one of our stock option plans to employees at an exercise price of $13.87 per share.

•	On July 21, 2003, we issued 14 3/4% Senior Subordinated Notes due 2008 in the aggregate principal amount of $15,106,000 to DLJ Investment Partners II, L.P. and its affiliates.

•	On August 1, 2003, we issued 13,686 shares of our common stock to a former employee for an aggregate of $17,199 upon exercise of stock options.

•	On August 1, 2003, we issued 70,940 shares of our common stock to a former employee for an aggregate of $38,442 upon exercise of stock options.

•	On November 4, 2003, we issued 4,740 shares of our common stock to a former employee for an aggregate of $39,484 upon exercise of stock options.

•	On November 17, 2003, we issued warrants to purchase 14,101 shares of our common stock to 23 individuals and two entities which each held an ownership interest in certain of the surgery centers we acquired from MediSphere Health Partners, Inc. in connection with such acquisition. The exercise price of these warrants is $13.87 per share.

•	On November 26, 2003, we issued 14 3/4% Senior Subordinated Notes due 2008 in the aggregate principal amount of $14,000,000 to DLJ Investment Partners II, L.P. and its affiliates and to affiliates of Jack Tyrrell, Frederick L. Bryant, Donald W. Burton and David M. Wilds, each of whom is a member of our board of directors.

•	On December 11, 2003, we granted options to purchase an aggregate of 450,928 shares of our common stock to employees at an exercise price of $15.00 per share.

     Use of Proceeds from Registered Securities. On February 11, 2004, we completed an underwritten initial public offering of 8,280,000 shares of our common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-110555), which became effective on February 5, 2004. The shares included 1,080,000 shares of common stock sold following exercise in full by the underwriters of an option to purchase the additional shares, which we granted to the underwriters to cover over-allotments. The offering has been completed and all shares were sold at an initial public offering price per share of $15.00. The aggregate price of the offering amount registered was $124,200,000. Credit Suisse First Boston acted as lead manager for the offering, and the co-managers were Banc of America Securities LLC, Merrill Lynch & Co., Jefferies & Company, Inc. and Raymond James.

     Our net proceeds, after deducting underwriting fees of $8.7 million, were about $115.5 million. We estimate the offering costs to be about $3.2 million. None of the payments for offering costs were made to any of our directors, officers or affiliates or to any persons owning 10% or more of any class of our equity securities. We have used all of the net proceeds of the offering to:

•	pay about $31.8 million to holders of shares of our Series A and Series B convertible preferred stock in connection with the conversion of those shares upon completion of the offering;

•	repay about $29.1 million of indebtedness under our outstanding senior subordinated notes and pay about $727,500 of redemption premiums and $688,000 of accrued interest to the holders of the notes;

•	pay about $108,000 of accrued interest on our subordinated convertible debentures on conversion; and

•	repay about $49.9 million of indebtedness under our senior credit facility.

     About $31.6 million of the proceeds of the offering were paid to J.H. Whitney III, L.P., J.H. Whitney IV, L.P. and Whitney Strategic Partners III, L.P., who collectively owned more than 10% of our outstanding common stock prior to the offering, upon conversion of the shares of Series A and Series B preferred stock owned by such investors upon completion of the offering. Affiliates of four of our directors received an aggregate of about $3.9 million upon repayment of the senior subordinated notes held by such investors.

Item 6. Selected Financial Data

     The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for each of the three years ended December 31, 2003, and the selected consolidated balance sheet data set forth below at December 31, 2002 and 2003, are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated statement of operations data set forth below for the years ended December 31, 1999 and 2000, and the selected consolidated balance sheet data set forth below at December 31, 1999, 2000 and 2001, are derived from our audited consolidated financial statements that are not included in this report.

     The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	1999(1)	2000	2001	2002	2003
		(dollars in thousands, except per share amounts)
Consolidated Statement Of Operations Data:
Revenues	$58,120	$126,942	$104,704	$144,688	$176,269
Cost of revenues	48,781	101,793	75,783	93,692	117,305
General and administrative expense	8,097	11,454	12,407	14,328	15,874
Depreciation and amortization	3,351	7,503	7,743	7,836	9,295
Provision for doubtful accounts	482	1,717	1,055	4,843	2,748
Loss (income) on equity investments	55	466	192	(541)	(402)
Impairment and loss on disposal of long-lived assets	—	6,043	385	492	437
Gain on sale of long-lived assets	—	—	(2,346)	(457)	(571)

Total operating expenses	60,766	128,976	95,219	120,193	144,686

Operating income (loss)	(2,646)	(2,034)	9,485	24,495	31,583
Minority interests in (income) loss of consolidated subsidiaries	647	526	(1,909)	(7,353)	(10,447)
Interest expense, net	(1,189)	(3,234)	(2,600)	(4,625)	(5,782)

Income (loss) before income taxes	(3,188)	(4,742)	4,976	12,517	15,354
Provision (benefit) for income taxes	72	135	287	215	(2,170)

Net income (loss)	$(3,260)	$(4,877)	$4,689	$12,302	$17,524

Net income (loss) per share:
Basic	$(0.63)	$(0.49)	$0.47	$1.19	$1.66
Diluted	$(0.63)	$(0.49)	$0.45	$1.01	$1.38
Shares used to compute net income (loss) per share:
Basic	5,187,473	9,912,349	9,908,447	10,349,568	10,536,745
Diluted	5,187,473	9,912,349	10,341,085	12,144,140	12,658,620
Cash Flow Data:
Net cash provided by (used in) operating activities	$(4,305)	$6,834	$8,438	$21,770	$27,181
Net cash used in investing activities	(24,347)	(18,359)	(5,821)	(21,592)	(73,348)
Net cash provided by (used in) financing activities	39,116	11,654	(3,423)	5,235	43,177
Other Data:
EBITDA(2)	$705	$5,469	$17,228	$32,331	$40,878
EBITDA as a % of revenues	1.2%	4.3%	16.5%	22.3%	23.2%
EBITDA less minority interests(2)	$1,352	$5,995	$15,319	$24,978	$30,431
BITDA less minority interests as a % of revenues	2.3%	4.7%	14.6%	17.3%	17.3%
Number of surgery centers operated as of the end of period(3)	16	20	24	34	44

	As of December 31,
	1999(1)	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$26,293	$35,347	$21,706	$24,839	$25,979
Total assets	97,421	103,759	100,799	188,888	252,784
Total long-term debt, less current maturities	34,694	47,986	39,983	60,909	104,108
Total stockholders’ equity	41,734	37,127	41,610	86,677	104,015

(1)	On June 25, 1999, we acquired Ambulatory Resource Centres, Inc. in a merger that was accounted for as a reverse acquisition under the purchase method of accounting. For financial accounting purposes, Ambulatory Resource Centres was considered to be the acquiring company in the merger and its historical financial statements replaced ours. Accordingly, for the period prior to June 25, 1999, our consolidated financial statements reflect only the results of Ambulatory Resource Centres.

(2)	When we use the term “EBITDA,” we are referring to operating income (loss) plus depreciation and amortization. “EBITDA less minority interests” represents our portion of EBITDA, after subtracting the interests of third parties, such as physicians, hospitals and other health care providers, that own interests in surgery centers that we consolidate for financial reporting purposes. We consolidate for financial reporting purposes the financial results of 32 of the 36 surgery centers in which we own an interest. Our operating strategy involves sharing ownership of our surgery centers with physicians, physician groups and hospitals. These third parties own an interest in all but two of the centers in which we own an interest. We believe that it is preferable to present EBITDA less minority interests because it excludes the portion of EBITDA attributable to these third-party interests and clarifies for investors our company’s portion of EBITDA generated by our surgery centers and other operations.

We use EBITDA and EBITDA less minority interests as measures of liquidity. We have included them because we believe that they provide investors with additional information about our ability to incur and service debt and make capital expenditures. We also use EBITDA, with some variation in the calculation, to determine our compliance with some of the covenants under our senior credit facility, as well as to determine the interest rate and commitment fee payable under the senior credit facility.

EBITDA and EBITDA less minority interests are not measurements of financial performance or liquidity under generally accepted accounting principles. They should not be considered in isolation or as a substitute for net income (loss), operating income (loss), cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from EBITDA and EBITDA less minority interests are significant components in understanding and evaluating financial performance and liquidity. Our calculation of EBITDA and EBITDA less minority interests may not be comparable to similarly titled measures reported by other companies.

The following table reconciles EBITDA and EBITDA less minority interests to net cash (used in) provided by operating activities:

	Year Ended December 31,
	1999	2000	2001	2002	2003
			(in thousands)
			(unaudited)
EBITDA	$705	$5,469	$17,228	$32,331	$40,878
Minority interests in (income) loss of consolidated subsidiaries	647	526	(1,909)	(7,353)	(10,447)

EBITDA less minority interests	1,352	5,995	15,319	24,978	30,431
Depreciation and amortization	(3,351)	(7,503)	(7,743)	(7,836)	(9,295)
Interest expense, net	(1,189)	(3,234)	(2,600)	(4,625)	(5,782)
Income taxes	(72)	(135)	(287)	(215)	2,170

Net income (loss)	(3,260)	(4,877)	4,689	12,302	17,524

Depreciation and amortization	3,351	7,503	7,743	7,836	9,295
Impairment and loss on disposal of long-lived assets	—	6,043	385	492	437
Gain on sale of long-lived assets	—	—	(2,346)	(457)	(571)
Minority interests in (income) loss of consolidated subsidiaries	(647)	(526)	1,909	7,353	10,447
Noncash compensation expense	565	—	—	—	—
Distributions to minority partners	(348)	(511)	(2,186)	(6,177)	(10,690)
Loss (income) on equity investments	55	466	192	(541)	(402)
Provision for bad debts	482	1,717	1,055	4,843	2,748
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(2,867)	(2,887)	(1,052)	(5,694)	(3,537)
Other current assets	21	(568)	(2,424)	(3,080)	(642)
Other current liabilities	(1,657)	474	473	4,893	2,572

Net cash (used in) provided by operating activities	$(4,305)	$6,834	$8,438	$21,770	$27,181

(3)	Includes surgery centers that we manage but in which we do not have an ownership interest.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our audited consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read “— Risk Factors.” Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Executive Overview

     We own and operate a network of surgery centers in 19 states. As of March 15, 2004, we owned and operated 36 surgery centers and managed eight additional surgery centers. We own a majority interest in 26 of the 36 surgery centers, and consolidate 32 of these centers for financial reporting purposes. Our surgery centers include three facilities that are licensed as hospitals, two of which we own and one of which we manage. In addition to our surgery centers, we also operate a diagnostic center and manage three physician networks, including two physician networks in markets in which we operate surgery centers.

     On September 16, 2002, we reincorporated in Delaware. We were originally incorporated in Tennessee in January 1996 under the name UniPhy Healthcare, Inc. and focused on the development and management of physician networks. On June 25, 1999, we acquired Ambulatory Resource Centres, Inc., an owner and operator of surgery centers, and changed our name to Symbion, Inc. Our acquisition of Ambulatory Resource Centres was accounted for as a reverse acquisition under the purchase method of accounting and, for financial reporting purposes, Ambulatory Resources Centres was considered to be the acquiring company and its historical financial statements replaced ours. Accordingly, for periods prior to June 25, 1999, our consolidated financial statements reflect only the results of Ambulatory Resource Centres.

     Since our acquisition of Ambulatory Resource Centres, we have focused on developing, acquiring and managing surgery centers, and have grown our operations from 14 to 44 surgery centers. During that period, we terminated all but three of our management agreements with physician networks and transferred our assets and liabilities relating to those terminated agreements to the physician networks in exchange for cash and our previously issued securities. We also modified our agreements with two of the remaining physician networks to require us to provide only management services. As a result of these actions, we now focus our business on developing, acquiring and managing surgery centers and it may be difficult to compare our historical operating results from period to period.

     We anticipate acquiring about two to three centers and developing three to four centers annually during the next three to five years. A typical surgery center costs us between $2.0 million and $7.0 million to develop and equip, excluding costs of real estate. This cost varies depending on the range of specialties that will be provided at the facility and the number of operating and treatment rooms. We typically fund about 70% of the development costs of a new surgery center with borrowings under our senior credit facility, and the remainder with equity contributed by us and the other owners of the center. Our ownership interests in surgery centers that we have developed range from 25% to 82%, although we anticipate that we will own primarily majority interests in future developments. The remaining owners are typically local physicians, physician groups or hospitals. We expect that our acquisition and development program will require substantial capital resources, which we estimate to range from $30.0 million to $50.0 million per year over the next three years. In addition, the operations of our existing facilities will require ongoing capital expenditures. We expect that our capital needs will be financed through a combination of cash flow from operations, bank debt and the issuance of debt and equity securities.

     We generate revenue and cash through patient service revenues, physician service revenues and other service revenues. Patient service revenues are revenues for surgical or diagnostic procedures performed in each of the surgery centers that we consolidate for financial reporting purposes. The fee charged for a procedure varies depending on the procedure, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications. The fee does not include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor. Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid. Changes in estimated contractual adjustments and discounts are recorded in the period of change. Physician service revenues are revenues from physician networks consisting of reimbursed expenses, plus participation in the excess of revenue over expenses of the physician networks, as provided for in our service agreements with our physician networks. Reimbursed expenses include the costs of personnel, supplies and other expenses incurred to provide the management services to the physician networks. We recognize physician service revenues in the period in which reimbursable expenses are incurred and in the period in which we have the right to receive a percentage of the amount by which a physician network’s revenues exceed its expenses. Physician service revenues are based on net billings with any changes in estimated contractual adjustments reflected in service revenues in the subsequent period. Other service revenues consists of management and administrative service fees derived from the non-consolidated facilities that we account for under the equity method, management of surgery centers in which we do not own an interest and management services we provide to physician networks for which we are not required to provide capital or additional assets.

     The following table summarizes our revenues by service type as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2001	2002	2003
Patient service revenues	60%	90%	90%
Physician service revenues	29	2	2
Other service revenues	11	8	8

Total	100%	100%	100%

     The shift in revenues from physician service revenues to patient service revenues is the result of our focus on our surgery center operations and the termination and modification of our management agreements with physician networks in which we recorded physician service revenues. We intend to continue our focus on surgery center operations and revenues. Other service revenues as a percentage of total revenues has decreased from 11% in 2001 to 8% in 2003 primarily as a result of modifications to two of our management agreements with physician networks.

Recent Developments

     On February 11, 2004, we completed an initial public offering of 8,280,000 shares of common stock at a price of $15.00 per share, which included 1,080,000 shares sold following exercise in full by the underwriters of an option to purchase the additional shares, that we granted to the underwriters to cover over-allotments. We received net proceeds of $115.5 million in the offering, after deducting underwriting discounts and commissions. We used the net proceeds to repay indebtedness and to pay holders of our Series A and Series B convertible preferred stock in connection with the conversion of those shares to common stock upon the completion of the offering. See “Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities — Use of Proceeds from Registered Securities.”

Acquisitions, Developments and Divestitures

  Acquisitions and Developments

     During 2003, we acquired five centers, including one licensed as a hospital, opened five newly-developed surgery centers and assumed a management agreement for one additional surgery center licensed as a hospital. We entered into management agreements with each of these surgery centers and have a majority ownership interest in four of these centers. Our investment related to these centers was about $52.6 million, including about $50.7 million funded with debt, and the assumption of about $873,200 in long-term debt. In addition, we issued warrants to purchase 14,101 shares of our common stock.

     In addition, during 2003, we acquired an additional 39% ownership interest in Dry Creek Imaging Center, a diagnostic imaging center that is adjacent to our surgery center in the Denver, Colorado market, for about $1.5 million in cash. We now own 90% of the center. We also acquired an additional 16.4% ownership interest in Village SurgiCenter in Erie, Pennsylvania, for about $1.0 million in cash. We now own about 82% of the center.

     In April 2002, we acquired Physicians Surgical Care, Inc., which had ownership interests in and managed seven surgery centers, including one licensed as a hospital. A subsidiary of Physicians Surgical Care assisted in the development of an additional surgery center to which we began providing administrative services when it opened in October 2002. In connection with the acquisition, we issued an aggregate of 624,919 shares of our common stock, 4,341,726 shares of our Series A convertible preferred stock and 2,604,590 shares of our Series B convertible preferred stock. In addition, we agreed to issue up to an additional 494,297 shares of our common stock to the former stockholders of Physicians Surgical Care based on the 2003 financial results of one of the Physicians Surgical Care surgery centers. In March 2004, we calculated the number of shares to be issued to the former stockholders of Physicians Surgical Care and submitted the calculation to the stockholder agent for approval.

     In addition to Physicians Surgical Care, we acquired ownership interests in three additional surgery centers and opened two newly-developed surgery centers during 2002. We entered into management agreements with each of these surgery centers and have majority ownership interests in four of the centers. Our total investment related to these centers was about $24.6 million, including about $16.8 million funded with debt.

     During 2001, we acquired ownership interests in three surgery centers and opened one additional newly-developed surgery center and one diagnostic imaging center. We entered into management agreements with each of these surgery centers and have majority ownership interests in all of these centers. Our total investment related to these centers was about $21.9 million, consisting of about $15.8 million in cash, of which about $8.3 million was funded with debt related to the acquisitions, $5.7 million of debt incurred by the newly-developed surgery center and 28,623 shares of our common stock.

     All of our acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of these acquired surgery centers are reflected on a consolidated or equity basis in our consolidated financial statements from the respective dates of their acquisitions.

     Divestitures

     Effective August 8, 2003, we sold a 33% interest in Physicians SurgiCenter of Houston in Houston, Texas to Memorial Hermann Hospital for about $825,000 in cash. We now own an approximately 38% interest in the center. Memorial Hermann Hospital has the right to require us to repurchase its interest at any time, for an appraised fair market value. We have reflected this repurchase obligation as a liability in our consolidated balance sheet at December 31, 2003. We are negotiating with the hospital to amend this right so that it will not be triggered unless, among other reasons, the center relocates, closes, ceases business or loses its license to provide outpatient surgical services, we materially breach the partnership agreement and fail to cure the breach or the partnership incurs more than an agreed upon amount of indebtedness. We cannot assure you that we will be able to obtain this amendment.

     Effective May 20, 2003, the surgery center we managed in Knoxville, Tennessee closed following the opening of the new surgery center in this market we developed with the same organization, University Health System, Inc. We have a 25% ownership interest in the new surgery center.

     Effective September 6, 2002, we sold all of our ownership interest in a surgery center and terminated our management agreement with the surgery center. In consideration for our ownership interest and termination of the management agreement, we received about $1.4 million in cash in October 2002. In addition, we were released from a guaranty of about $4.6 million of debt incurred by the center. We recorded a charge in 2002 of about $380,000 in connection with this transaction.

     Effective May 31, 2002, we sold all of our ownership interest in a surgery center and terminated our management agreement with the surgery center. In consideration for our ownership interest, we were released from a guaranty of the facility lease for the surgery center and the purchaser assumed about $1.1 million of liabilities. We recorded a net loss in 2002 of about $8,000 in connection with this transaction.

     Since January 1, 2001, we terminated our management agreements with three physician networks and transferred our assets and liabilities relating to those terminated agreements to these physician networks. Prior to termination of these management agreements, we recognized management fees earned and expenses reimbursed under these management agreements as physician service revenues. We also modified our management agreements with two physician networks to require us to provide only management services, which are reflected as other service revenues, and we transferred certain related accounts receivable, prepaid expenses and liabilities to these physician networks. In exchange for these terminations, modifications and asset transfers, we received an aggregate of about $22.6 million in cash, 227,381 shares of our common stock, a promissory note in the principal amount of $400,000 and the cancellation of a convertible subordinated debenture in the principal amount of $2.7 million that we had previously issued to one of these physician networks. In addition, the physician networks assumed about $1.8 million in liabilities. In 2001, we recorded gains on the sale of long-lived assets of $2.3 million in connection with the termination and modification of these management agreements. In January 2002, we terminated the last of these management agreements. The loss of $255,000 on termination of this management agreement was recorded in 2001 and is included in the impairment and loss on disposal of long-lived assets of $385,000 in 2001.

Critical Accounting Policies

     Our accounting policies are described in Note 2 of our consolidated financial statements included elsewhere in this report. In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, our management must make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates. We believe that the following critical accounting policies are important to the portrayal of our financial condition and results of operations, and require our management’s subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used. This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment regarding accounting policy. Our actual results could differ from those estimates.

     Consolidation and Control

     Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, as well as our interests in facilities that we control through our ownership of a majority voting interest or other rights granted to us by contract as the sole general partner or manager to manage and control the business. The rights of the limited partners or minority members in these surgery centers are generally limited to those that protect their ownership interests, including the right to approve of the issuance of new ownership interests, and those that protect their financial interests, including the right to approve the acquisition or divestiture of significant assets or the incurrence of debt that physician limited partners or members are required to guarantee on a pro rata basis based upon their respective ownership interests or that exceeds 20% of the fair market value of the center’s assets. All significant intercompany balances and transactions, including management fees from consolidated centers, are eliminated in consolidation.

     We also hold non-controlling interests in some surgery centers over which we exercise significant influence. Significant influence includes financial interests ranging from 25% to 42% and duties, rights and responsibilities for the day-to-day management of the surgery center. These non-controlling interests are accounted for under the equity method.

     In addition, at December 31, 2003, as a result of Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), we consolidated for financial reporting purposes a surgery center in which we do not own an interest. Under FIN 46, the surgery center is considered a VIE and we are the primary beneficiary. Therefore, under FIN 46 we are required to consolidate this surgery center for financial reporting purposes. We currently do not expect the consolidation of this surgery center to have a material impact on our results of operations. At the time of adoption of FIN 46, we increased current assets by approximately $934,000, decreased long-term assets by approximately $871,000 and increased current liabilities by approximately $63,000. The adoption of FIN 46 had no effect on our results of operations.

     Revenue Recognition

     Our revenues are comprised of patient service revenues, physician service revenues and other service revenues. Our patient service revenues relate to fees charged for surgical or diagnostic procedures performed at facilities that we consolidate for financial reporting purposes. These fees are billed either to the patient or a third-party payor. Our fees vary depending on the procedure, but usually include all charges for usage of an operating room, a recovery room, equipment, supplies, nursing staff and medications. Our fees do not include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by the physicians to the patient or third-party payor. We recognize patient service revenues when the related procedures are performed.

     Our physician service revenues relate to fees we derive from managing physician networks for which we also have a contractual obligation to provide capital and additional assets. Currently we have such an obligation to only one group of six physicians included in one of the three physician networks we manage. We expect our physician service revenues to decline as a percentage of our total revenues as we continue to focus on our surgery center business. Physician service revenues consist of reimbursed expenses and a percentage of the amount by which each physician network’s revenues exceed its expenses, as defined by our management agreement with each physician network. We recognize physician service revenues in the period in which reimbursable expenses are incurred and the period in which we have rights to a percentage of the amount by which a physician network’s revenues exceed its expenses.

     Our other service revenues are comprised of management and administrative service fees we derive from non-consolidated facilities that we account for under the equity method, management of surgery centers in which we do not own an interest and management services we provide to physician networks for which we are not required to provide capital or additional assets. The fees we derive from these management arrangements are based on a pre-determined percentage of the revenues of each surgery center and physician network. We recognize other service revenues in the period in which services are rendered.

     Allowance for Contractual Adjustments and Doubtful Accounts

     Our patient service revenues are recorded net of estimated contractual allowances from third-party payors, which we estimate based on the historical trend of our surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. We estimate our allowances for bad debts using similar information and analysis. While we believe that our allowances for contractual adjustments and bad debts are adequate, if the actual write-offs are significantly different from our estimates, our results of operations may, in turn, be significantly impacted. Our net accounts receivable reflected allowances for doubtful accounts of $12.5 million and $11.6 million at December 31, 2003 and 2002, respectively.

     We derive all of our physician service revenues from physician networks with which we have service agreements. Physician service revenues from physician networks consist of reimbursed expenses, plus participation in the excess of revenue over expenses of the physician networks as provided for in the service agreements. Reimbursed expenses include the costs of our personnel, supplies and other expenses incurred to provide the management services to the physician networks. We recognize physician service revenues in the period in which reimbursable expenses are incurred and in the period in which we have rights to a percentage of the amount by which a physician network’s revenues exceed its expenses. Physician service revenues are based on net billings of the physician network with any changes in estimated contractual adjustments and bad debts reflected in physician service revenues in the subsequent period. Our physician service revenues would be impacted by changes in estimated contractual adjustments and bad debts recorded by the physician networks.

     The following table summarizes our day’s sales outstanding as of the dates indicated:

	As of December 31,
	2001	2002	2003
Day’s sales outstanding	46	44	45

     Our target for day’s sales outstanding related to patient service revenues ranges from 40 days to 47 days. Our day’s sales outstanding for the dates presented in the table above are within the target range.

     Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required.

     We review the standard aging schedule, by facility, to determine the appropriate provision for doubtful accounts. This review is supported by an analysis of the actual net revenues, contractual adjustments and cash collections received. If our internal collection efforts are unsuccessful, we manually review patient accounts with balances of $25 or more. We then classify the accounts based on any external collection efforts we deem appropriate. An account is written-off only after we have pursued collection with legal or collection agency assistance or otherwise deemed an account to be uncollectible. Typically, accounts will be outstanding a minimum of 120 days before being written-off.

     Income Taxes

     We use the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If a net operating loss carryforward exist, we make a determination on whether that net operating loss carryforward will be utilized in the future. A valuation allowance will be established for certain net operating loss carry forwards where their recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we will be required to adjust our deferred tax valuation allowances. During 2003, we recognized additional deferred tax assets of approximately $3.1 million.

     Long-lived Assets, Goodwill and Intangible Assets

     When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, we assess whether the carrying value of the assets will be recovered through undiscounted future cash flows expected to be generated from the use of the assets and their eventual disposition. If the assessment indicates that the recorded cost will not be recoverable, that cost will be reduced to estimated fair value. Estimated fair value will be determined based on a discounted future cash flow analysis. Using this methodology, in 2001, we recorded an impairment charge of $130,000 related to three of our surgery centers. During 2003, we recorded an impairment charge of $275,000 related to software that we purchased but no longer intend to use. We believe that there has been no other impairment.

     Goodwill represents the excess of purchase price over fair value of net tangible assets acquired. Effective January 1, 2002, the amortization of all goodwill was discontinued upon the adoption of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 no longer permits the amortization of goodwill and other indefinite lived intangible assets over a set period, rather these assets must be tested for impairment at least annually using a fair value method. Impairment is measured at the reporting unit level using a discounted cash flows model to determine the fair value of the reporting units. We will perform a goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist, or at least annually during the fourth quarter each year.

Results of Operations

     The following table summarizes certain statements of operations items for each of the three years ended December 31, 2001, 2002 and 2003. The table also shows the percentage relationship to total revenues for the periods indicated:

	Year Ended December 31,
	2001		2002		2003
		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues
	(dollars in thousands)
Revenues	$104,704	100.0%	$144,688	100.0%	$176,269	100.0%
Cost of revenues	75,783	72.4	93,692	64.8	117,305	66.5
General and administrative expense	12,407	11.8	14,328	9.9	15,874	9.0
Depreciation and amortization	7,743	7.4	7,836	5.4	9,295	5.3
Provision for doubtful accounts	1,055	1.0	4,843	3.3	2,748	1.6
Loss (income) on equity investments	192	0.2	(541)	(0.3)	(402)	(0.2)
Impairment and loss on disposal of long-lived assets	385	0.3	492	0.3	437	0.2
Gain on sale of long-lived assets	(2,346)	(2.2)	(457)	(0.3)	(571)	(0.3)

Total operating expenses	95,219	90.9%	120,193	83.1%	144,686	82.1%
Operating income	9,485	9.1	24,495	16.9	31,583	17.9
Minority interests in income loss of consolidated subsidiaries	(1,909)	(1.8)	(7,353)	(5.1)	(10,447)	(5.9)
Interest expense, net	(2,600)	(2.5)	(4,625)	(3.1)	(5,782)	(3.3)

Income before income taxes	4,976	4.8	12,517	8.7	15,354	8.7
Provision (benefit) for income taxes	287	0.3	215	0.2	(2,170)	(1.2)

Net income	$4,689	4.5%	$12,302	8.5%	$17,524	9.9%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     In 2003, our revenues increased 21.8% to $176.3 million from $144.7 million for 2002. Net income increased 42.3% to $17.5 million from $12.3 million for 2002. Our financial results in 2003 were driven by the addition of ten new centers and organic growth at existing centers. Results for 2003 included a benefit for income taxes of approximately $2.2 million, which primarily related to the recognition of deferred tax assets of approximately $3.1 million. The 2003 results also included the impact of higher interest expense and prepayment penalties incurred in connection with the refinancing of outstanding indebtedness, which was completed in the third quarter of 2003. We paid off the higher cost indebtedness with the proceeds from our initial public offering completed in February 2004.

     Revenues. Revenues increased 21.8% from $144.7 million for 2002 to $176.3 million for 2003. This increase was primarily the result of a $21.4 million increase in patient service revenues from surgery centers acquired or developed since January 1, 2002 and a $10.2 million increase in patient service revenues from facilities that we owned throughout 2002 and 2003 (which we refer to as “same store” facilities). The increase in same store revenues was primarily the result of a 4.9% increase in the number of cases during 2003.

     Cost of Revenues. Cost of revenues increased 25.2% from $93.7 million for 2002 to $117.3 million for 2003. The increase was primarily the result of a $17.0 million increase in cost of revenues from surgery centers acquired or developed since January 1, 2002. The increase in cost of revenues was also the result of a $6.6 million increase in cost of revenues from same store facilities. The increase in same store cost of revenues was primarily the result of the increase in the number of cases performed during 2003 as compared with 2002 and a $1.0 million increase in our general and professional liability expense during 2003. The general and professional liability expense includes reserves for an estimate of losses limited to deductibles and self-insured retention related to claims incurred and reported in the policy period and an estimate for unlimited losses related to claims incurred but not yet reported during the policy period. The accrual for general and professional liability expense was increased during the third quarter based on management’s analysis of an independent actuarial study performed in the third quarter of 2003 by Casualty Actuarial Consultants, Inc. The $17.0 million increase in costs of revenues was primarily related to increases in salaries and wages of $6.2 million, supplies expense of $4.9 million, professional and medical fees of $1.4 million, rent and lease expense of $1.3 million and other cost of revenues of $3.2 million. As a percentage of revenues, cost of revenues increased from 64.8% for 2002 to 66.5% for 2003, primarily as a result of surgery centers acquired or developed during 2003 and the increase in general and professional liability expense.

     General and Administrative Expenses. General and administrative expenses increased 11.2% from $14.3 million for 2002 to $15.9 million for 2003. The increase in general and administrative expense was primarily related to the overall growth in the number of surgery centers. As a percentage of revenues, general and administrative expense decreased from 9.9% for 2002 to 9.0% for 2003. This decrease was primarily the result of improved economies of scale.

     Depreciation and Amortization. Depreciation and amortization expense increased 19.2% from $7.8 million for 2002 to $9.3 million for 2003. The increase in depreciation and amortization expense was primarily related to surgery centers acquired or developed since January 1, 2002. As a percentage of revenues, depreciation and amortization expense decreased from 5.4% for 2002 to 5.3% for 2003.

     Provision for Doubtful Accounts. Provision for doubtful accounts decreased $2.1 million from $4.8 million for 2002 to $2.7 million for 2003. This decrease can be attributed to improved cash collections primarily in the earlier months of 2003, related to the conversion of surgery centers we acquired in 2002 to our cash collections processes and improved collections of older accounts receivable from our same store facilities. As a percentage of revenues, the provision for doubtful accounts decreased from 3.3% for 2002 to 1.6% for 2003.

     Operating Income. Operating income increased 28.9% from $24.5 million for 2002 to $31.6 million for 2003. This increase was the result of an increase of $4.4 million from surgery centers acquired or developed since January 1, 2002 and a $4.2 million increase from same store facilities, which was partially offset by an increase in general and administrative expenses during 2003. As a percentage of revenues, operating income increased from 16.9% for 2002 to 17.9% for 2003.

     Minority Interests in Income of Consolidated Subsidiaries. Minority interests in income of consolidated subsidiaries increased 40.5% from $7.4 million for 2002 to $10.4 million for 2003, as a result of a $1.9 million increase in minority interests for surgery centers acquired or developed since January 1, 2002 and a $1.2 million increase in minority interests for same store facilities.

     Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased 25.0% from $4.6 million for 2002 to $5.8 million for 2003. The increase in interest expense was primarily the result of higher interest expense and prepayment penalties incurred in connection with the refinancing of outstanding indebtedness.

     Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes decreased from a $215,000 provision for 2002 to a $2.2 million benefit for 2003. The 2003 results included the recognition of deferred tax assets of approximately $3.1 million.

     Net Income. Net income increased 42.4% from $12.3 million for 2002 to $17.5 million for 2003, primarily as a result of surgery centers acquired or developed since January 1, 2002, an increase in cases performed in 2003 compared to 2002, improved economies of scale and the $3.1 million deferred tax assets recorded during 2003. As a percentage of revenues, net income increased from 8.5% for 2002 to 9.9% for 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     In 2002, our revenues increased 38.2% to $144.7 million from $104.7 million for 2001. Net income for 2002 increased to $12.3 million from $4.7 million for 2001. Results for 2002 reflect increased revenues from surgery centers that we acquired or developed since January 1, 2001 and the continued shift in revenues as a result of our focus on our surgery center operations and the termination or modification of our management agreements with physician networks.

     Revenues. Revenues increased 38.2% from $104.7 million for 2001 to $144.7 million for 2002. This increase was primarily the result of a $65.2 million increase in patient service revenues from surgery centers acquired or developed since January 1, 2001 and an increase of $4.8 million from facilities that we owned throughout 2001 and 2002 (which we refer to as “same store” facilities). This increase was partially offset by a decrease in physician service revenues of $30.0 million, which resulted from termination and modification of management agreements with physician networks for which we recorded physician service revenues.

     Cost of Revenues. Cost of revenues increased 23.6% from $75.8 million for 2001 to $93.7 million for 2002. The increase was primarily the result of a $43.3 million increase for surgery centers acquired or developed since January 1, 2001. This increase was partially offset by a decrease of $25.6 million resulting from termination and modification of management agreements with physician networks. The $43.3 million increase in costs of revenues was primarily related to increases in salaries and wages of $15.3 million, supplies expense of $12.7 million, professional and medical fees of $3.6 million, rent and lease expense of $4.1 million and other cost of revenues of $7.6 million. The $25.6 million decrease in cost of revenues was primarily related to decreases in salaries and wages of $14.2 million, supplies expense of $3.3 million, professional and medical fees of $2.2 million, rent and lease expense of $3.0 million and other cost of revenues of $2.9 million. As a percentage of revenues, cost of revenues decreased from 72.4% for 2002 to 64.8% for 2002, primarily as a result of surgery centers representing a higher percentage of our total operations and generating higher operating margins than our management or physician networks, as well as improved operating efficiencies at same store facilities.

     General and Administrative Expenses. General and administrative expenses increased 15.3% from $12.4 million for 2001 to $14.3 million for 2002. This increase was primarily related to the overall growth in the number of surgery centers. As a percentage of revenues, general and administrative expense decreased from 11.8% for 2001 to 9.9% for 2002. This decrease was primarily the result of improved economies of scale.

     Depreciation and Amortization. Depreciation and amortization expense increased by 1.2% from $7.7 million for 2001 to $7.8 million for 2002. This increase was primarily the result of a $3.2 million increase in depreciation and amortization expense related to surgery centers acquired or developed since January 1, 2001, which was partially offset by a $1.8 million decrease in depreciation and amortization expense resulting from termination and modification of management agreements with physician networks. In addition, on January 1, 2002 we adopted SFAS 142, “Goodwill and Other Intangible Assets,” which required goodwill and indefinite-lived intangible assets to no longer be amortized, but instead to be tested at least annually for impairment, resulting in a decrease of depreciation and amortization expense of $1.3 million. As a percentage of revenues, depreciation and amortization expense decreased from 7.4% for 2001 to 5.4% for 2002.

     Provision for Doubtful Accounts. Provision for doubtful accounts increased $3.7 million from $1.1 million for 2001 to $4.8 million for 2002. We increased our allowance for doubtful accounts in 2002 because of uncertainties about the collectibility of some of the accounts receivable of surgery centers owned by Physicians Surgical Care, which we acquired in April 2002, and the other surgery centers we acquired in 2002. These uncertainties relate to the process of converting these surgery centers to our policies and procedures related to collections during the second, third and fourth quarters of 2002. This resulted in an increase in the provision for doubtful accounts. The completion of this conversion process resulted in a decrease in the provision for doubtful accounts during the first and second quarters of 2003. As a percentage of revenues, the provision for doubtful accounts increased from 1.0% for 2001 to 3.3% for 2002.

     Gain on Sale of Long-Lived Assets. Gain on sale of long-lived assets decreased from $2.3 million in 2001 to $457,000 in 2002. This decrease was due to a gain of approximately $2.3 million recorded in 2001 related to the termination of a management agreement with a physician network.

     Operating Income. Operating income increased from $9.5 million for 2001 to $24.5 million for 2002. This increase was primarily the result of a $15.6 million increase in operating income from surgery centers acquired or developed since January 1, 2001 and an increase of $5.9 million from same store facilities, which was partially offset by a $1.9 million increase in general and administrative expenses and a $2.6 million decrease in operating income resulting from termination and modification of management agreements. The increase was also partially offset by a $2.0 million decrease in gain on sale of long-lived assets, net of impairment and loss on sale of long-lived assets. As a percentage of revenues, operating income increased from 9.1% for 2001 to 16.9% for 2002.

     Minority Interests in Income of Consolidated Subsidiaries. Minority interests in income of consolidated subsidiaries increased from $1.9 million for 2001 to $7.4 million for 2002. This increase was primarily the result of an increase in the number of facilities in which we hold less than 100% of the ownership interests and consolidate for financial reporting purposes.

     Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased 76.9% from $2.6 million for 2001 to $4.6 million for 2002 as a result of an increase in long-term debt, primarily related to surgery centers acquired or developed since January 1, 2001.

     Provision for Income Taxes. Provision for income taxes decreased 25.1% from $287,000 for 2001 to $215,000 for 2002, primarily related to a decrease in state income taxes assessed by certain states in which our surgery centers operate and a decrease in pre-tax income. Net operating loss carryforwards totaled $23.2 million and $17.2 million, respectively, at December 31, 2001 and 2002. We experienced cumulative losses for income tax purposes for the three years ended December 31, 2001 and 2002. Given our lack of history of income for income tax purposes and significant net operating losses, we established a valuation allowance for the entire amount of the net deferred tax assets at those dates because of the uncertainty of the ultimate realization of the net deferred tax assets.

     Net Income. Net income increased from $4.7 million for 2001 to $12.3 million for 2002. As a percentage of revenues, net income increased from 4.5% for 2001 to 8.5% for 2002, primarily related to an $8.1 million increase from surgery centers acquired or developed since January 1, 2001, a $6.3 million increase from same store facilities, which was partially offset by a decrease in net income of $2.9 million resulting from the termination and modification of management agreements with physician networks, a $2.0 million gain on the sale of long-lived assets recorded in 2001, along with an increase in general and administrative expenses of $1.9 million.

Quarterly Results of Operations

     The following tables present a summary of our unaudited quarterly consolidated results of operations for each of the four quarters in 2002 and 2003. The unaudited financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited consolidated financial statements and related notes. Our quarterly operating results have varied in the past, may continue to do so and are not necessarily indicative of results for any future period.

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
		(dollars in thousands)
		(unaudited)
Consolidated Statement of Operations Data:
Revenues	$41,455	$44,053	$43,289	$47,472
Operating expenses:
Salaries and benefits	10,902	11,326	11,740	12,307
Supplies	7,619	8,590	8,937	9,953
Professional and medical fees	2,125	2,362	2,553	2,849
Rent and lease expense	2,661	2,665	2,686	2,879
Other operating expenses	3,283	3,519	4,434	3,915

Cost of revenues	26,590	28,462	30,350	31,903
General and administrative expenses	3,911	4,178	3,718	4,067
Depreciation and amortization	2,239	2,273	2,342	2,441
Provision for doubtful accounts	400	670	756	922
Income on equity investments	(103)	(55)	(18)	(226)
Impairment and loss on disposal of long-lived assets	—	—	162	275
Gain on sale of long-lived assets	—	—	(162)	(409)

Total operating expenses	33,037	35,528	37,148	38,973
Operating income	8,418	8,525	6,141	8,499
Minority interests in income of consolidated subsidiaries	(2,894)	(3,036)	(1,819)	(2,698)
Interest expense, net	(959)	(1,138)	(1,961)	(1,724)

Income before income taxes	4,565	4,351	2,361	4,077
Provision (benefit) for income taxes	184	320	455	(3,129)

Net income	$4,381	$4,031	$1,906	$7,206

Other Data:
Number of surgery centers operated as of the end of period(1)	34	35	37	44

	2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands)
	(unaudited)
Consolidated Statement of Operations Data:
Revenues	$25,293	$39,357	$38,126	$41,912
Operating expenses:
Salaries and benefits	6,716	9,921	9,949	10,955
Supplies	5,100	7,765	7,474	7,999
Professional and medical fees	1,116	2,050	2,044	2,146
Rent and lease expense	1,665	2,525	2,502	2,454
Other operating expenses	2,280	2,977	3,235	2,819

Cost of revenues	16,877	25,238	25,204	26,373
General and administrative expenses	3,016	3,848	3,562	3,902
Depreciation and amortization	1,558	2,140	1,957	2,181
Provision for doubtful accounts	679	1,060	1,334	1,770
Loss (income) on equity investments	(72)	(303)	(180)	14
Impairment and loss on disposal of long-lived assets	—	112	380	—
Gain on sale of long-lived assets	(351)	(106)	—	—

Total operating expenses	21,707	31,989	32,257	34,240
Operating income	3,586	7,368	5,869	7,672
Minority interests in income of consolidated subsidiaries	(985)	(2,352)	(1,528)	(2,488)
Interest expense, net	(724)	(1,254)	(1,563)	(1,084)

Income before income taxes	1,877	3,762	2,778	4,100
Provision for income taxes	54	54	54	53

Net income	$1,823	$3,708	$2,724	$4,047

Other Data:
Number of surgery centers operated as of the end of period(1)	27	33	32	34

(1)	Includes surgery centers that we manage but in which we do not have an ownership interest.

     During the fourth quarter of 2003, we acquired five additional centers. The fourth quarter 2003 results included a benefit for income taxes of $3.1 million, which primarily related to the recognition of deferred tax assets of approximately $3.1 million. The fourth quarter of 2003 was also impacted by higher interest expense incurred in connection with the refinancing of outstanding indebtedness.

Liquidity and Capital Resources

     On February 11, 2004, we received net proceeds of $115.5 million, after deducting underwriting discounts and commissions, from our initial public offering of 8,280,000 shares of common stock, which included 1,080,000 shares attributable to the underwriters’ exercise of their over-allotment option. We used the net proceeds to repay indebtedness and to pay holders of Series A and Series B convertible preferred stock in connection with the conversion of those shares to common stock upon the completion of the offering. After repaying indebtedness with the net proceeds from the initial public offering, we had total debt outstanding of about $22.0 million and approximately $100.0 million of available credit under our senior credit facility.

     During 2003, we generated operating cash flow of $27.2 million. Net cash used in investing activities during 2003 was $73.3 million, including $62.8 million of payments related to capital expenditures, which consisted of facilities acquired and developed and the acquisition of additional ownership interests in existing centers. Our net cash provided by financing activities during 2003 was $43.2 million, primarily related to $100.4 million of proceeds from borrowings under our senior credit facility and debt issuances for facilities acquired or developed. The proceeds for long-term debt were partially offset by $62.1 million of principal payments on long-term debt.

     During 2002, we generated operating cash flow of $21.8 million. Net cash used in investing activities during 2002 was $21.6 million, including $24.4 million of payments related to capital expenditures and facilities acquired or developed. Our net cash provided by financing activities during 2002 was $5.2 million, primarily related to $11.4 million of proceeds from debt issuances for facilities acquired or developed during this period, which was partially offset by $8.2 million of repayment of debt.

     During 2003, we acquired five surgery centers, including one licensed as a hospital, opened five newly-developed surgery centers and assumed a management agreement for one additional surgery center licensed as a hospital. We entered into management agreements with each of these surgery centers and have a majority ownership interest in four of these centers. Our investment related to these centers was about $52.6 million, including about $50.7 million funded with debt, and the assumption of about $873,200 in long-term debt. In addition, we issued warrants to purchase 14,101 shares of our common stock. Approximately $570,000 of the long-term debt we assumed is secured by a first priority lien in the real estate owned by the surgery center. The cash portion of the purchase price for the acquired centers was funded with borrowings under our senior credit facility and the issuance of senior subordinated notes.

     We have used capital during the past three years primarily to acquire and develop surgery centers. Our cash is used primarily to acquire centers, develop centers and pay operating expenses. We anticipate acquiring about two to three centers and developing three to four centers annually during the next three to five years. We expect that our acquisition and development program will require substantial capital resources, which we estimate to range from $30.0 million to $50.0 million per year over the next three years. In addition, the operations of our existing facilities will require ongoing capital expenditures. A typical surgery center costs us between $2.0 million and $7.0 million to develop and equip, excluding costs of real estate. This cost varies depending on the range of specialties that will be provided at the facility and the number of operating and treatment rooms. We typically fund about 70% of the development costs of a new surgery center with borrowings under our senior credit facility, and the remainder with equity contributed by us and the other owners of the center. Our ownership interests in surgery centers that we have developed range from 25% to 82%, although we anticipate that we will own primarily majority interests in future developments. We expect that our capital needs will be financed through a combination of cash flow from operations, bank debt and the issuance of debt and equity securities.

     In July 2003, we established a senior credit facility under which we can borrow up to $110.0 million from a group of lenders for acquisitions, developments of new centers and working capital. At the date of closing of the senior credit facility, we borrowed $31.1 million to refinance outstanding indebtedness. At December 31, 2003, we had outstanding indebtedness under our senior credit facility of about $63.6 million. We repaid about $49.9 million of outstanding indebtedness under the senior credit facility using a portion of the net proceeds from our initial public offering. At our option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable margin. The applicable margin will vary depending upon the ratio of our consolidated funded indebtedness to EBITDA. As of December 31, 2003, the interest rate for this debt ranged from 3.62% to 5.25% per year based on the borrowing date. The senior credit facility contains various financial and non-financial covenants and restrictions. We believe that we are in compliance with these covenants and restrictions. The obligations under the senior credit facility and the related documents are secured by a first priority lien upon substantially all of our and our subsidiary guarantors’ real and personal property, a pledge of all the capital stock or other ownership interests in each of our wholly-owned subsidiaries, and a pledge of our ownership interests in all but one of our majority-owned subsidiaries. Our obligations under the senior credit facility are guaranteed by all of our wholly-owned subsidiaries.

     In July 2003, we entered into a purchase agreement through which DLJ Investment Partners II, L.P. and its affiliates agreed to purchase our 14 3/4% Senior Subordinated Notes due 2008 in the aggregate principal amount of up to $40.0 million. As of December 31, 2003, we had issued notes in the aggregate principal amount of about $29.1 million. The $29.1 million in proceeds from the issuance of our these notes were used for acquisitions and to refinance outstanding indebtedness. We used a portion of the net proceeds of our initial public offering to repay all indebtedness under the outstanding notes, including about $727,500 of redemption premiums and about $688,000 of accrued interest. A commitment fee of 0.5% of the outstanding commitment is payable semi-annually, so long as the commitment is outstanding. The notes are our unsecured obligations and contain various financial and non-financial covenants and restrictions. We believe that we are in compliance with these covenants and restrictions. The commitment of the purchasers of the notes to purchase up to an additional $10.9 million of notes in the future remains outstanding and we may issue additional notes at any time before July 18, 2005.

     In connection with our acquisition of Physicians Surgical Care, we issued subordinated convertible debentures to various persons in exchange for their ownership interests in certain of Physician Surgical Care’s surgery centers. At December 31, 2003, the aggregate principal amount of outstanding debentures was about $3.1 million. The debentures bear interest at 4.0% per year and are unsecured obligations. These debentures automatically converted into shares of our common stock at $13.87 per share upon completion of the initial public offering.

     As of December 31, 2003, we had outstanding indebtedness to Southwest Bank of Texas in an aggregate amount of about $780,000 in connection with the financing of a surgery center located in Houma, Louisiana. This debt bears interest at variable rates equal to 1.0% above the lender’s prime rate, with a maturity date of March 31, 2004. As of December 31, 2003, the interest rate for this debt was 5.0% per year. This loan is secured by a first priority lien on the personal property of the surgery center.

     As of December 31, 2003, we had outstanding indebtedness to Synergy Bank in an aggregate amount of about $3.4 million in connection with the financing of a surgery center located in Houma, Louisiana. This debt, which consists of two loans, bears interest at 6.7% per year and matures on May 1, 2008 and January 1, 2008. These loans are secured by a first priority lien in the real estate and certain personal property owned by the surgery center.

     As of December 31, 2003, we had outstanding indebtedness to DVI Financial Services in an aggregate amount of about $5.4 million in connection with financing of surgery centers that we developed. This debt, which consists of two loans, bears interest at fixed rates that differ for each loan and range from 8.9% to 11.1% per year, with maturity dates ranging from 2007 to 2009. Generally, these loans are secured by a first priority lien on the personal property of the respective surgery center that borrowed the funds.

     Upon completion of our initial public offering on February 11, 2004, all of the outstanding shares of our Series A convertible preferred stock and Series B convertible preferred stock, which were issued in connection with our acquisition of Physicians Surgical Care, automatically converted into shares of our common stock and the right to receive cash payments in the aggregate amount of about $31.8 million. A portion of the net proceeds from the initial public offering were used to fund these cash payments.

     We believe that existing funds, cash flows from operations, borrowings under our senior credit facility and amounts received upon our issuance of additional senior subordinated notes will provide sufficient liquidity for the next 12 to 18 months. We will need to incur additional debt or issue additional equity or debt securities in the future to fund our acquisitions and development projects. We cannot assure you that capital will be available on acceptable terms, if at all. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program. Our ability to meet our funding needs could be adversely affected if we suffer adverse results from our operations, or if we violate the covenants and restrictions to which we are subject under our senior credit facility and senior subordinated notes.

Contractual Obligations and Commercial Commitments

     The following table summarizes our contractual obligations by period as of December 31, 2003 on a historical basis:

	Payments Due by Period
		Less than			After 5
Contractual Obligation	Total	1 Year	1-3 Years	4-5 Years	Years
	(in thousands)
Long-term debt (including interest expense)(1)	$128,842	$11,255	$80,668	$36,798	$121
Capital lease obligations	966	548	392	26	—
Operating leases	97,053	10,306	18,353	17,698	50,696
Other long-term obligations (2)	—	—	—	—	—

Total	$226,861	$22,109	$99,413	$54,522	$50,817

(1)	Subsequent to December 31, 2003, we used a portion of the net proceeds from our initial public offering to repay indebtedness. Our long-term debt is about $22.0 million after giving effect to our use of the $115.5 million net proceeds from the offering. Our long-term debt will increase in the future, primarily as a result of acquisitions and developments. Our long-term debt, after repaying certain indebtedness with proceeds from our initial public offering, consists primarily of debt under our senior credit facility, which currently bears interest at 3.6%, and our indebtedness to DVI Financial Services, which bears interest ranging from 8.9% to 11.1%

(2)	We agreed to issue up to an additional 494,297 shares of our common stock to the former stockholders of Physicians Surgical Care based on the 2003 financial results of one of the Physicians Surgical Care surgery centers. In March 2004, we calculated the number of shares to be issued to the former stockholders of Physicians Surgical Care and submitted the calculation to the stockholder agent for approval.

     The following table summarizes our other commercial commitments related to unconsolidated entities by period as of December 31, 2003 on a historical basis:

	Amount of Commitment Expiration Per Period
	Total
Other Commercial Commitments	Amounts	Less than	1-3	4-5	After 5
Related to Unconsolidated Entities	Committed	1 Year	Years	Years	Years
	(in thousands)
Long-term debt guarantees(1)	$600	$—	$—	$—	$600
Operating lease guarantees	1,534	248	519	551	216

Total	$2,134	$248	$519	$551	$816

(1)	We have guaranteed $600,000 of long-term debt incurred by an unconsolidated surgery center in which we have a 44% ownership interest. The proceeds from this debt were used to construct and equip the center. This debt is payable in monthly installments of principal and interest over a period of seven years, and matures on various dates during 2006 and 2007. The debt is secured by substantially all of the assets of the surgery center.

Inflation

     Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.

Recently Issued Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as generally defined in EITF No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We adopted SFAS No. 146 effective July 1, 2002, and it did not have a material effect on our consolidated financial position or results of operations.

     In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligations it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. This initial recognition and measurement provision of FIN 45 is applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on our consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002, and interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have elected to account for stock-based compensation plans under the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” that does not utilize the fair value method. However, we have adopted the disclosure requirements of SFAS No. 123, and we have adopted the additional disclosure requirements as specified in SFAS No. 148 in this report as disclosed in Note 2 and Note 8 to the consolidated financial statements included elsewhere in this report.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 for public companies must be applied for the first interim or annual period beginning after March 15, 2004, with early adoption allowed. We adopted FIN 46 on December 31, 2003. We have not entered into or acquired any VIEs subsequent to January 31, 2003. We have determined that we are the primary beneficiary of a VIE created on July 31, 2002. We entered into a development agreement with a group of physicians to develop a surgery center in which we have no ownership interest. The surgery center opened on October 16, 2002. Under the development agreement, a limited liability company in which we own a majority of the ownership interests manages the surgery center, leases certain fixed assets to the surgery center and provides working capital needs to the surgery center. In addition, the investors in the surgery center have insufficient equity at risk. At the time of adoption of FIN 46, we increased current assets by approximately $934,000, decreased long-term assets by approximately $871,000 and increased current liabilities by approximately $63,000. Our adoption of FIN 46 had no effect on our results of operations and we do not currently expect FIN 46 to have a material effect on our future results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement generally requires liability classification for two broad classes of financial instruments. Under SFAS No. 150, instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, regardless whether the instrument is settled on a net-cash or gross physical basis are required to be classified as liabilities. Obligations that can be settled in shares, but either derive their value predominately from some other underlying, have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer’s shares, are also required to be classified as liabilities under this statement. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. On November 5, 2003, the FASB agreed to defer indefinitely the effective date of the statement for certain types of noncontrolling interests that are classified as equity in the financial statements of subsidiaries, but are classified as liabilities in the financial statements of related parent companies. As a result of the deferral, companies should continue to account for these interests as minority interests. We do not expect this statement to have a material impact on our consolidated financial position or results of operations.

     In November 2003, the FASB issued EITF No. 03-8, “Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity.” Under EITF No. 03-8, we are required to follow SFAS Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” Under Interpretation No. 39, offsetting of liabilities for claims made and incurred but not reported against receivables for expected recoveries from insurers is not appropriate unless the conditions specified in Interpretation No. 39 are met. EITF No. 03-8 did not have a material impact on our consolidated financial position or results of operations.

Risk Factors

     The following are some of the risks and uncertainties that could cause our actual financial condition, results of operations, business and prospects to differ materially from those contemplated by the forward-looking statements contained in this report or our other filings with the SEC. These risks and uncertainties are also factors that you should consider before investing in our common stock. If any of the following risks actually occurred, our business, financial condition and operating results could suffer, and the trading price of our common stock could decline.

Risks Related to Our Business and Industry

We depend on payments from third-party payors, including government health care programs and managed care organizations. If these payments are reduced or eliminated, our revenues and profitability could be adversely affected.

     We are dependent upon private and governmental third-party sources of payment for the services provided to patients in our surgery centers and other facilities and the physician networks we manage. The amount that our centers, facilities and networks receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. For the year ended December 31, 2003, payments from government payors represented about 19.0% of our patient service revenues from surgery centers that we consolidate for financial reporting purposes.

     Medicare’s system of paying for covered procedures performed in a surgery center or its rates for surgery center procedures may change in the near future. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, commonly referred to as the Medicare Modernization Act, limits increases in Medicare reimbursement rates for ambulatory surgery centers. Under the Medicare Modernization Act, the 2% increase in Medicare reimbursement rates for ambulatory surgery centers that became effective October 1, 2003 will be limited beginning April 1, 2004 to an amount equal to the increase in the Consumer Price Index for all urban consumers as estimated by the Secretary of the Department of Health and Human Services for the 12-month period ended March 31, 2003, minus 3.0 percentage points. The Medicare Modernization Act also provides that there will be no increase in these rates during the years 2005 through 2009. The Medicare Modernization Act also directs the General Accounting Office to conduct a study comparing the cost of procedures in surgery centers to the cost of procedures performed in hospital outpatient departments. The General Accounting Office is directed to submit the results of its study to the Centers for Medicare and Medicaid Services, or CMS, by no later than January 1, 2005. CMS is directed to develop a new ambulatory surgery center payment system based upon the Medicare hospital outpatient department payment system so that it is effective on or after January 1, 2006 and no later than January 1, 2008. The Medicare Modernization Act provides that, in the year that the new payment system is implemented, it must be designed to result in the same aggregate amount of expenditures for surgical services provided at ambulatory surgery centers as would be made if the new system were not adopted. The rate changes mandated by the Medicare Modernization Act could have an adverse effect on the revenues of our centers, but we cannot predict at this time the full effect of the payment rate revisions.

     Previously, the Department of Health and Human Services proposed a rule which would increase the number of surgical procedure payment groups from eight to 105 and the number of surgical procedures covered by the Medicare program to about 2,500. All of the procedures paid at a particular rate would constitute a payment group. Each of the procedures would be paid at one of the 105 prospectively determined payment rates. To date, CMS has not implemented the proposed surgery center methodology, and in light of the payment study mandated by the Medicare Modernization Act, it is uncertain whether this proposed surgery center payment methodology will be implemented. If implemented in its proposed form, the change in payment methodology could reduce our Medicare revenues, depending on the volume and type of procedures performed at a particular facility. States in which we perform Medicaid procedures could also change their payment methodology in the future, and these changes may reduce the payments we receive for our services from state Medicaid programs. In addition, the Medicare Payment Advisory Commission, or MedPAC, and the Office of the Inspector General of the Department of Health and Human Services, or OIG, have both recently recommended changes to the Medicare payment methodology for surgery centers. MedPAC is a congressional advisory board charged with advising Congress on Medicare payment issues, while the OIG is a governmental agency responsible for investigating and monitoring Medicare, Medicaid and other Department of Health and Human Services programs. Generally, MedPAC and the OIG have recommended that reimbursement levels for surgery center procedures be reduced. These are recommendations only and it is uncertain if Congress will act on either or both recommendations. If these recommendations become effective, our revenues and profitability could be adversely affected. While most of our existing surgery center surgical procedures are generally reimbursed at levels lower than hospital outpatient departments, some of our existing surgical procedures are reimbursed at higher levels. These proposed changes do not apply to our facilities licensed as hospitals.

If we are unable to negotiate contracts or maintain satisfactory relationships with private third-party payors, our revenues and operating income will decrease.

     Payments from private third-party payors represented about 76.4% of our patient service revenues in 2003. Managed care companies such as health maintenance organizations, or HMOs, and preferred provider organizations, or PPOs, which offer prepaid and discounted medical service packages, represent a growing segment of private third-party payors. If we fail to enter into contracts and maintain satisfactory relationships with managed care organizations, our revenues may decrease. Cost containment measures, such as fixed fee schedules, capitation payment arrangements, reductions in reimbursement schedules by third party payors and closed provider networks, could also cause a reduction of our revenues in the future and cause our profit margins to decline.

Our growth strategy depends in part on our ability to acquire and develop additional surgery centers on favorable terms. If we are unable to do so, our future growth could be limited and our operating results could be adversely affected.

     Our strategy is to increase our revenues and earnings by continuing to focus on existing facilities and continuing to acquire and develop additional surgery centers. Since January 1999, we have acquired or developed 39 surgery centers, including three centers that we no longer own. We may be unable to identify suitable acquisition and development opportunities and to negotiate and complete acquisitions and new projects on favorable terms. In addition, our acquisition and development program requires substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities. As a result, we may take actions that could have a detrimental effect on our results of operations or the price of our common stock, including incurring substantial debt or issuing equity securities or convertible debt securities that would dilute our existing stockholders’ ownership percentage. Sufficient capital or financing may not be available to us on satisfactory terms, if at all.

We may encounter numerous business risks in acquiring and developing additional surgery centers, and may have difficulty operating and integrating those surgery centers.

     If we acquire or develop additional surgery centers, we may be unable to successfully operate the centers and we may experience difficulty in integrating their operations and personnel. For example, in some acquisitions, we have experienced delays in implementing standard operating procedures and systems and improving existing managed care agreements and the mix of specialties offered at the centers. Following the acquisition of a surgery center, key physicians may cease to use the facility or we may be unable to retain key management personnel. In some acquisitions, we may have to renegotiate, or risk losing, one or more of the surgery center’s managed care contracts if the contracts are between the third-party payor and the seller of the center rather than the center itself. In addition, if we acquire the assets of a center rather than ownership interests in the entity that owns the center, we may be unable to assume the center’s existing managed care contracts. We may also be unable to collect the accounts receivable of an acquired center. In addition, we may acquire surgery centers with unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations. In some cases, our right to indemnification for these liabilities may be subject to negotiated limits. We may also experience negative effects on our reported results of operations because of acquisition-related charges and potential impairment of goodwill and other intangibles. In developing new surgery centers, we may be unable to attract physicians to use our facilities or contract with third-party payors. We may also experience losses and lower gross revenues and operating margins during the initial periods of operating our newly-developed centers. Integrating a new surgery center could be expensive and time consuming, and could disrupt our ongoing business and distract our management and other key personnel. If we are unable to timely and efficiently integrate an acquired or newly-developed center, our business could suffer.

Efforts to regulate the construction, acquisition or expansion of health care facilities could prevent us from acquiring additional surgery centers or other facilities, renovating our existing facilities or expanding the breadth of services we offer.

     Some states require prior approval for the construction, acquisition or expansion of health care facilities or expansion of the services the facilities offer. In giving approval, these states consider the need for additional or expanded health care facilities or services. In 11 states in which we currently operate, certificates of need must be obtained for capital expenditures exceeding a prescribed amount, changes in capacity or services offered and various other matters. Other states in which we now or may in the future operate may adopt similar legislation. Our costs of obtaining a certificate of need could be significant and we cannot assure you that we will be able to obtain the certificates of need or other required approvals for additional or expanded facilities or services in the future. In addition, at the time we acquire a facility, we may agree to replace or expand the acquired facility. If we are unable to obtain required approvals, we may not be able to acquire additional surgery centers or other facilities, expand health care services we provide at these facilities or replace or expand acquired facilities.

If we fail to maintain good relationships with the physicians who use our facilities, our revenues and profitability could be adversely affected.

     Our business depends upon the efforts and success of the physicians who provide medical services at our facilities and the strength of our relationships with these physicians. These physicians are not employees of our facilities and are not contractually required to use our facilities. We generally do not enter into contracts with physicians who use our facilities, other than partnership and operating agreements with physicians who own interests in our surgery centers, provider agreements with anesthesiology groups that provide anesthesiology services in our surgery centers, medical director agreements and pain clinic agreements. Physicians who use our facilities also use other facilities or hospitals. In addition, the physicians who use our facilities may choose not to accept patients who pay for services through certain third-party payors, which could reduce our revenues. In six of the surgery centers in which we own an interest, a single physician performed over 25% of the total number of cases performed at the center during 2003. From time to time, we may have disputes with physicians who use our facilities and/or own interests in our centers or our company. Our revenues and profitability could be significantly reduced if we lost our relationship with one or more key physicians or groups of physicians or if a key physician or group ceased or reduced his or its use of our facilities. In addition, any damage to the reputation of a key physician or group of physicians or the failure of these physicians to provide quality medical care or adhere to professional guidelines at our facilities could damage our reputation, subject us to liability and significantly reduce our revenues. We also manage three physician networks that accounted for about 6.3% of our revenues during the year ended December 31, 2003. The termination of any of our contracts to manage our physician networks would have an adverse effect on our revenues.

We have a limited history of operations. We have experienced net losses in recent periods and we may experience net losses in the future.

     We were founded in 1996, but we have focused on owning and operating surgery centers only since our acquisition of Ambulatory Resource Centres in June 1999. In addition, we acquired Physicians Surgical Care in April 2002 and four centers from MediSphere Health Partners, Inc. in November 2003. We have limited experience in operating the facilities we acquired in these transactions. As a result, we have a limited history of operations upon which you can evaluate us or our prospects. Forecasts of our future revenues, expenses and operating results may not be as accurate as they would be if we had a longer history of operations. We experienced net losses of about $3.3 million in 1999 and $4.9 million in 2000, and we may experience net losses in the future. In addition, our newly-developed surgery centers typically incur net losses during the first six months of operation and, unless and until their case loads grow, they generally experience lower total revenues and operating margins than established surgery centers.

We may be required to spend substantial amounts to comply with new legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions. In addition, we may experience delays in payment of claims and increased costs if we fail to comply with these laws, as well as be subject to substantial fines.

     There are currently numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security concerns. In particular, federal regulations issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contain provisions that have required, and in the future may require us to implement costly new computer systems and to adopt business procedures designed to protect the privacy and security of each of our patients’ individually identifiable health and related financial information. Compliance with the privacy regulations was required on April 14, 2003 for most health care organizations, including us. The privacy regulations are expected to have a financial impact on the health care industry because they impose extensive new administrative requirements, restrictions on the use and disclosure of individually identifiable patient health and related financial information, provide patients with new rights with respect to their health information and require us to enter into contracts extending many of the privacy regulation requirements to third parties who perform functions on our behalf involving health information. On February 20, 2003, the Department of Health and Human Services issued final security regulations. Compliance with these security regulations is required by April 21, 2005 for most health care organizations, including us. These security regulations require us to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of electronically received, maintained or transmitted patient individually identifiable health and related financial information. We cannot predict the total financial or other impact of these regulations on our business. Compliance with these regulations requires substantial expenditures, which could negatively impact our financial results. In addition, our management has spent, and may spend in the future, substantial time and effort on compliance measures.

     On August 17, 2000, the Department of Health and Human Services issued regulations requiring most health care organizations, including us, to use standard data formats and code sets by October 16, 2003 when electronically transmitting information in connection with several types of transactions, including health claims, health care payment and remittance advice and health claim status transactions. On February 27, 2004, CMS announced a modification to its claims payment policies that will significantly increase the payment waiting period for electronic claims that are submitted in a non-HIPAA compliant format. Effective July 1, 2004, only claims that are submitted electronically in a HIPAA compliant format will be eligible for payment 14 days after the claim is received. All other claims will not be eligible for payment until 27 days after the claim is received.

     Violations of the privacy, security and transaction regulations could subject us to civil penalties of up to $25,000 per calendar year for each provision contained in the privacy, security and transaction regulations that is violated and criminal penalties of up to $250,000 per violation for certain other violations. Since there is no history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with these regulations or the potential for fines and penalties which may result from the violation of the regulations.

If we fail to comply with laws and regulations relating to the operation of our facilities, we could suffer penalties or be required to make significant changes to our operations.

     We are subject to many laws and regulations at the federal, state and local government levels in which we operate. These laws and regulations require that our facilities meet various licensing, certification and other requirements, including those relating to:

•	qualification of medical and support persons;

•	pricing of services by health care providers;

•	the adequacy of medical care, equipment, personnel, operating policies and procedures;

•	maintenance and protection of records; and

•	environmental protection, health and safety.

     If we fail or have failed to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including becoming the subject of cease and desist orders, the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored health care programs.

     In pursuing our growth strategy, we may seek to expand our presence into new geographic markets. In new geographic markets, we may encounter laws and regulations that differ from those applicable to our current operations. If we are unable to comply with these legal requirements in a cost-effective manner, we may be unable to expand geographically.

Our facilities do not satisfy all of the requirements for any of the safe harbors under the federal anti-kickback statute. If we fail to comply with the federal anti-kickback statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which may result in a substantial loss of revenues.

     A provision of the Social Security Act, commonly referred to as the federal anti-kickback statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid, or any other federally funded health care program. The federal anti-kickback statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. Violations of the federal anti-kickback statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000 and civil penalties of up to $50,000 for each violation, plus three times the remuneration involved or the amount claimed and exclusion from participation in the Medicare and Medicaid programs. The exclusion, if applied to our facilities, could result in significant reductions in our revenues and could have a material adverse effect on our business. In addition, many of the states in which we operate have also adopted laws, similar to the federal anti-kickback statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties as well as loss of licenses. No state or federal regulatory actions have been taken against our facilities under anti-kickback or self-referral statutes during the time we have owned or managed the facilities. Management is not aware of any such actions prior to our acquisition or management of these facilities.

     In July 1991, the Department of Health and Human Services issued final regulations defining various “safe harbors.” Business arrangements that meet the requirements of the safe harbors are deemed to be in compliance with the federal anti-kickback statute. Business arrangements that do not meet the safe harbor requirements do not necessarily violate the federal anti-kickback statute, but may be subject to scrutiny by the federal government to determine compliance. Two of the safe harbors issued in 1991 apply to business arrangements similar to those used in connection with our surgery centers: the “investment interest” safe harbor and the “personal services and management contracts” safe harbor. However, the structure of the limited partnerships and limited liability companies operating our facilities, as well as our business arrangements involving physician networks, do not satisfy all of the requirements of either safe harbor.

     On November 19, 1999, the Department of Health and Human Services issued final regulations creating additional safe harbor provisions, including a safe harbor that applies to physician ownership of, or investment interests in, surgery centers. These regulations do not apply to our facilities licensed as hospitals. The surgery center safe harbor protects four types of investment arrangements. Each category has its own requirements with regard to what type of physician may be an investor in the surgery center. In addition to the physician investor, the categories permit an “unrelated” investor, who is a person or entity that is not in a position to provide items or services related to the surgery center or its investors. Our business arrangements with our surgery centers typically consist of one or more of our subsidiaries being an investor in each limited partnership or limited liability company that owns the surgery center, in addition to providing management and other services to the surgery center. As a result of these and other aspects of our business arrangements, including those relating to the composition of physician groups that own an interest in our facilities, these arrangements do not comply with all the requirements of the surgery center safe harbor and, therefore, are not immune from government review or prosecution.

If a federal or state agency asserts a different position or enacts new laws or regulations regarding illegal remuneration under the Medicare, Medicaid or other governmental programs, we may be subject to civil and criminal penalties, experience a significant reduction in our revenues or be excluded from participation in the Medicare, Medicaid or other governmental programs.

     Any change in interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make changes in our facilities, equipment, personnel, services, pricing, capital expenditure programs and operating expenses, which could have a material adverse effect on our operations or reduce the demand for or profitability of our services.

     Additionally, new federal or state laws may be enacted that would cause our relationships with physician investors to become illegal or result in the imposition of penalties against us or our facilities. If any of our business arrangements with physician investors were deemed to violate the federal anti-kickback statute or similar laws, or if new federal or state laws were enacted rendering these arrangements illegal, our business could be adversely affected.

If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur a significant loss of reimbursement revenues.

     The federal physician self-referral law, commonly referred to as the Stark law, prohibits a physician from making a Medicare or Medicaid reimbursed referral for a “designated health service” to an entity if the physician or a member of the physician’s immediate family has a “financial relationship” with the entity. “Designated health services” include a number of services, including clinical laboratory services, radiology and certain other imaging services and inpatient and outpatient hospital services. Under the current Stark law and related regulations, services provided at a surgery center are not covered by Stark, even if those services include imaging, laboratory services or other Stark designated health services, provided that the surgery center does not bill for these services separately. However, services provided at our facilities licensed as hospitals are covered by Stark.

     The Stark law and similar state statutes are subject to different interpretations with respect to many important provisions. Violations of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Exclusion of our surgery centers from these programs through future judicial or agency interpretation of existing laws or additional legislative restrictions on physician ownership or investments in health care entities could result in a significant loss of reimbursement revenues.

The recently adopted Medicare Prescription Drug, Improvement, and Modernization Act of 2003 could restrict our ability to operate our facilities licensed as hospitals and could adversely impact our reimbursement revenues.

     The Medicare Modernization Act was signed into law on December 8, 2003. Among other things, the Medicare Modernization Act amended the Stark law to provide that an exception in the Stark law relating to physician ownership in hospitals does not apply to specialty hospitals for a period of 18 months following November 18, 2003. Specialty hospitals are defined in the Medicare Modernization Act as hospitals that are primarily or exclusively engaged in the care and treatment of (1) patients with a cardiac condition, (2) patients with an orthopedic condition, (3) patients receiving a surgical procedure or (4) any other specialized category of services that the Secretary of the Department of Health and Human Services designates as inconsistent with the purpose of the hospital ownership exception. The 18-month moratorium does not apply to specialty hospitals that were in existence or under development on November 18, 2003, as long as: (a) the total number of physician investors in the hospital does not increase from the number of physician investors on November 18, 2003; (b) the hospital does not change the type of specialty services that it provides from the types that it provided on November 18, 2003; and (c) the hospital does not increase its number of beds by more than 5% or five beds, whichever is greater. The Medicare Modernization Act also directs the Department of Health and Human Services and MedPAC to conduct studies of specialty hospitals by February 2005, and to prepare reports to Congress recommending any needed legislative or administrative changes in the Stark law’s exception for physician ownership in hospitals.

     Three of our facilities, including one managed facility, are licensed as hospitals. We may acquire additional facilities licensed as hospitals in the future. Two of our facilities licensed as hospitals, including the managed facility, currently fit within the Medicare Modernization Act’s definition of “specialty hospital.” Our other facility licensed as a hospital, in which we own a 42% interest, primarily provides obstetrical and other women’s health services and could be designated in the future by the Secretary of the Department of Health and Human Services as a specialty hospital. We are not able to increase the number of physician investors, significantly increase the number of licensed beds or change the type of specialty services that we provide in any of our specialty hospitals. These legal constraints on the operation of these facilities could have an adverse financial effect on these facilities. Moreover, the studies and recommendations by MedPAC and the Department of Health and Human Services may not be favorable to specialty hospitals. If future legislation is enacted that prohibits all physician referrals to specialty hospitals in which the physicians own an interest, even if those facilities already exist, our specialty hospitals could be materially adversely affected.

     The Medicare Modernization Act also limits increases in Medicare reimbursement rates for ambulatory surgery centers. Under the Medicare Modernization Act, the 2% increase in Medicare reimbursement rates for ambulatory surgery centers that became effective on October 1, 2003 will be limited beginning April 1, 2004 to an amount equal to the increase in the Consumer Price Index for all urban consumers as estimated by the Secretary of the Department of Health and Human Services for the 12-month period ended March 31, 2003, minus 3.0 percentage points. The Medicare Modernization Act also provides that there will be no increase in these rates during the years 2005 through 2009. The Medicare Modernization Act also directs the General Accounting Office to conduct a study comparing the cost of procedures in surgery centers to the cost of procedures performed in hospital outpatient departments. The General Accounting Office is directed to submit the results of its study to CMS by no later than January 1, 2005. CMS is directed to develop a new ambulatory surgery center payment system based upon the Medicare hospital outpatient department payment system so that it is effective on or after January 1, 2006 and no later than January 1, 2008. The Medicare Modernization Act provides that, in the year that the new payment system is implemented, it must be designed to result in the same aggregate amount of expenditures for surgical services provided at ambulatory surgery centers as would be made if the new system were not adopted. The rate changes mandated by the Medicare Modernization Act could have an adverse effect on the revenues of our centers, but we cannot predict at this time the full effect of the payment rate revisions.

We may be subject to actions for false and other improper claims.

     Federal and state government agencies, as well as private payors, have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of the cost reporting and billing practices of health care organizations and their quality of care and financial relationships with referral sources. In addition, the OIG and the U.S. Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse.

     The U.S. government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs. Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes. While the criminal statutes are generally reserved for instances of fraudulent intent, the U.S. government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances. For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge. The government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care was substandard. In addition, some courts have held that a violation of the Stark law can result in liability under the federal False Claims Act.

     Over the past several years, the U.S. government has accused an increasing number of health care providers of violating the federal False Claims Act. The False Claims Act prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the U.S. government. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Because our facilities perform hundreds of similar procedures a year for which they are paid by Medicare, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties.

     Under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that a health care company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from a whistleblower case. Although we believe that our operations comply with both federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit, or may otherwise be challenged or scrutinized by governmental authorities. A determination that we have violated these laws could have a material adverse effect on us.

     We are also subject to various state insurance statutes and regulations that prohibit us from submitting inaccurate, incorrect or misleading claims. We believe that our surgery centers are in material compliance with all state insurance laws and regulations regarding the submission of claims. We cannot assure you, however, that none of our centers’ insurance claims will ever be challenged. If we were found to be in violation of a state’s insurance laws or regulations, we could be forced to discontinue the violative practice, which could have an adverse effect on our business and operating results, and we could be subject to fines and criminal penalties.

If laws governing the corporate practice of medicine change, we may be required to restructure some of our relationships, which may result in a significant loss of revenues and divert other resources.

     The laws of various states in which we operate or may operate in the future do not permit business corporations to practice medicine, to exercise control over or employ physicians who practice medicine or to engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. We provide management services to three physician networks. If our arrangements with these networks were deemed to violate state corporate practice of medicine, fee-splitting or similar laws, or if new laws are enacted rendering our arrangements illegal, we may be required to restructure these arrangements, which may result in a significant loss of revenues and divert other resources.

We are liable for debts and other obligations of the limited partnerships and limited liability companies that own and operate some of our surgery centers.

     We own and operate our surgery centers through 20 limited partnerships and 16 limited liability companies. Local physicians, physician groups and health care systems also own an interest in all but two of these limited partnerships and limited liability companies. In the limited partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the limited partnership, even if we do not own all of the partnership interests. We also guarantee the debts and other obligations of many of the limited partnerships and limited liability companies in which we own an interest. Our senior credit facility allows us to borrow up to $110.0 million, including funds that we can lend to the limited partnerships and limited liability companies in which we own an interest. The physicians and physician groups that own an interest in these limited partnerships and limited liability companies do not guarantee a pro rata amount of this debt or the other obligations of these limited partnerships and limited liability companies.

If our operations in New York are found not to be in compliance with New York law, we may be unable to continue or expand our operations in New York.

     We own an interest in a limited liability company which provides administrative services to a surgery center located in New York. New York law requires that, in order to be approved by the New York Department of Health as licensed health care facilities, corporations must have natural persons as stockholders. Accordingly, we are not able to own interests in a partnership or limited liability company that owns an interest in a New York health care facility. New York law also prohibits the delegation of certain management functions by a licensed health care facility. The law does permit a licensed facility to obtain various services from non-licensed entities; however, it is not clear what types of delegation constitute a violation. Although we believe that our operations and relationships in New York are in compliance with these laws, if New York regulatory authorities or a third party asserts a contrary position we may be unable to continue or expand our operations in New York.

If regulations change, we may be obligated to purchase some or all of the ownership interests of our physician partners or renegotiate some of our partnership agreements with our physician partners and management agreements with surgery centers.

     Upon the occurrence of various fundamental regulatory changes or changes in the interpretation of existing regulations, we may be obligated to purchase all of the ownership interests of the physician investors in most of the limited partnerships or limited liability companies that own and operate our surgery centers. The purchase price that we would be required to pay for these ownership interests is typically based on either a multiple of the center’s EBITDA or the fair market value of the ownership interests as determined by a third-party appraisal. The physician investors in some of our surgery centers can require us to purchase their interests in exchange for cash or shares of our common stock if these regulatory changes occur. In addition, some of our partnership agreements with our physician partners and management agreements with surgery centers require us to attempt to renegotiate the agreements upon the occurrence of various fundamental regulatory changes or changes in the interpretation of existing regulations and provide for termination of the agreements if renegotiations are not successful.

     Regulatory changes that could create purchase or renegotiation obligations include changes that:

•	make illegal the referral of Medicare or other patients to our surgery centers by physician investors;

•	create a substantial likelihood that cash distributions to physician investors from the limited partnerships or limited liability companies through which we operate our surgery centers would be illegal; or

•	make illegal the ownership by the physician investors of interests in the limited partnerships or limited liability companies through which we own and operate our surgery centers.

     We do not control whether or when any of these regulatory events might occur. In the event we are required to purchase all of the physicians’ ownership interests, our existing capital resources would not be sufficient for us to meet this obligation. These obligations and the possible termination of our partnership and management agreements would have a material adverse effect on us.

If we become subject to malpractice and related legal claims, we could be required to pay significant damages, which may not be covered by insurance.

     In recent years, physicians, hospitals and other health care providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. We maintain liability insurance in amounts that we believe are appropriate for our operations. Currently, we maintain professional and general liability insurance that provides coverage on a claims made basis of $1.0 million per occurrence and $3.0 million in annual aggregate coverage per facility. We also maintain business interruption insurance and property damage insurance, as well as an additional umbrella liability insurance policy in the aggregate amount of $10.0 million. However, this insurance coverage may not cover all claims against us. Insurance coverage may not continue to be available at a cost allowing us to maintain adequate levels of insurance. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, our financial condition could be adversely affected.

We have the ability to incur significant indebtedness.

     As of March 15, 2004, we had outstanding debt of about $22.0 million that we incurred to finance our acquisitions and developments and for other general corporate purposes. Our senior credit facility allows us to borrow up to $110.0 million, and we may issue additional 14 ¾% senior subordinated notes in an aggregate principal amount of up to $10.9 million.

We face intense competition for physicians, strategic relationships, acquisitions and managed care contracts, which may result in a decline in our revenues, profitability and market share.

     The health care business is highly competitive. We compete with other health care providers, primarily hospitals and other surgery centers in recruiting physicians to utilize our facilities and in contracting with managed care payors in each of our markets. There are unaffiliated hospitals in each market in which we operate. These hospitals have established relationships with physicians and payors. In addition, other companies either are currently in the same or similar business of developing, acquiring and operating surgery centers and other facilities or may decide to enter our business. Many of these companies have greater resources than we do, including financial, marketing, staff and capital resources. We may also compete with some of these companies for entry into strategic relationships with health care systems and health care professionals. In addition, many physician groups develop surgery centers without a corporate partner, utilizing consultants who perform their services for a fee and do not take an equity interest in the ongoing operations of the center. If we are unable to compete effectively with any of these entities, we may be unable to implement our business strategies successfully and our business could be adversely affected.

A large number of our surgery centers are located in Texas and Florida, which makes us particularly sensitive to regulatory, economic and other conditions in those states. In addition, three of our surgery centers account for a significant portion of our revenues.

     Our revenues are particularly sensitive to regulatory, economic and other conditions in the states of Texas and Florida. As of March 15, 2004, we operated eight surgery centers in Texas and seven surgery centers in Florida. The surgery centers in Texas, excluding a center that we acquired from MediSphere Health Partners in November 2003, represented about 16.0% of our revenues during 2003 and the surgery centers in Florida represented about 10.9% of our revenues during 2003. In addition, Wilmington SurgCare in Wilmington, North Carolina, Physicians Surgical Specialty Hospital in Houma, Louisiana and NorthStar Surgical Center in Lubbock, Texas generated about 7.5%, 8.3% and 7.5%, respectively, of our revenues during 2003. If these facilities are adversely affected by regulatory, economic and other conditions, or if these facilities do not perform effectively, our operating results will be adversely affected.

We depend on our senior management and we may be adversely affected if we lose any member of our senior management.

     We are highly dependent on our senior management, including Richard E. Francis, Jr., our chairman of the board and chief executive officer, and Clifford G. Adlerz, our president and chief operating officer. We have entered into employment agreements with Messrs. Francis and Adlerz and William V. B. Webb, our chief development officer. The initial term of each of these agreements is three years, which is automatically extended so that the term is three years until terminated. We may terminate each employment agreement for cause. In addition, either party may terminate the employment agreement at any time by giving prior written notice to the other party. We do not maintain “key man” life insurance policies on any of our officers. Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on us.

If we are unable to integrate and manage our information systems effectively, our operations could be disrupted.

     Our operations depend significantly on effective information systems. Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. Moreover, our acquisition activity requires frequent transitions from, and the integration of, various information systems. If we experience difficulties with the transition from information systems or are unable to maintain properly or expand our information systems, we could suffer, among other things, operational disruptions and increases in administrative expenses.

Risks Related to Our Corporate Structure

We may have a special legal responsibility to the holders of ownership interests in the entities through which we own our surgery centers, which may conflict with the interests of our stockholders and prevent us from acting solely in our own best interests or the interests of our stockholders.

     Our ownership interests in surgery centers generally are held through limited partnerships or limited liability companies in which we maintain an ownership interest along with physicians or physician practice groups. As general partner or manager of these entities, we may have a special responsibility, known as a fiduciary duty, to manage these entities in the best interests of the other interest holders. We also have a duty to operate our business for the benefit of our stockholders. As a result, we may encounter conflicts between our responsibility to the other interest holders and our responsibility to our stockholders. For example, we have entered into management agreements to provide management services to our surgery centers in exchange for a fee. Disputes may arise as to the nature of the services to be provided or the amount of the fee to be paid. In these cases, we are obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests or the interests of our stockholders. Disputes may also arise between us and our physician investors with respect to a particular business decision or regarding the interpretation of the provisions of the applicable limited partnership agreement or operating agreement. We seek to avoid these disputes but have not implemented any measures to resolve these conflicts if they arise. If we are unable to resolve a dispute on terms favorable or satisfactory to us, our business may be adversely affected.

We are a holding company with no operations of our own.

     We are a holding company and our ability to service our debt and pay dividends, if any, is dependent upon the earnings from the business conducted by our subsidiaries. The distributions of those earnings or advances or other distributions of funds by these subsidiaries to us, all of which are contingent upon the subsidiaries’ earnings and are subject to various business considerations. In addition, distributions by subsidiaries could be subject to statutory restrictions, including state laws requiring that the subsidiary be solvent, or contractual restrictions.

We do not have exclusive control over the distribution of cash from our operating entities and may be unable to cause all or a portion of the cash of these entities to be distributed.

     All of the surgery centers in which we have ownership interests are held through limited partnerships or limited liability companies. We typically own, directly or indirectly, the general partnership or majority member interests in these entities. The limited partnership and operating agreements for these entities provide for distribution of available cash, in some cases on a quarterly basis. If we are unable to cause sufficient revenues to be distributed from one or more of these entities, our relationships with the physicians who also own an interest in these entities may be damaged and we could be adversely affected. We may not be able to resolve favorably any dispute regarding revenue distribution or other matters with a health care system with which we share control of the distributions made by these entities. Further, the failure to resolve a dispute with these health care systems could cause an entity in which we own an interest to be dissolved.

Our stockholder rights plan, provisions of our certificate of incorporation and bylaws and Delaware law could prevent or discourage a change in our management or a takeover you may consider favorable.

     We have adopted a stockholder rights plan. The rights plan may discourage, delay or prevent a merger or acquisition that you may consider favorable. The rights plan may also entrench our management by making it more difficult for a potential acquirer to replace or remove our management or board of directors.

     In addition, some of the provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that you may consider favorable or the removal of our current management. These provisions:

•	authorize the issuance of “blank check” preferred stock;

•	provide for a classified board of directors with staggered, three-year terms;

•	prohibit cumulative voting in the election of directors;

•	prohibit our stockholders from acting by written consent without the approval of our board of directors;

•	limit the persons who may call special meetings of stockholders; and

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters to be approved at meetings of stockholders.

     Our certificate of incorporation and bylaws also prohibit the amendment of many of the provisions in the certificate of incorporation and bylaws by our stockholders unless the amendment is approved by the holders of at least 67% of our shares of common stock. In addition, Delaware law may discourage, delay or prevent a change in our control by prohibiting us from engaging in a business combination with an “interested stockholder” for a period of three years after the person becomes an interested stockholder.

Because our management and their affiliates together own a large percentage of our common stock, they will be able to exert significant influence over all matters submitted to our stockholders for approval, regardless of the preferences of our other stockholders.

     As of March 15, 2004, our officers, directors and their affiliates together beneficially owned about 34.5% of our outstanding common stock. Accordingly, these stockholders are able to exert significant influence over:

•	the election of our board of directors;

•	our management and policies; and

•	the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

     Whitney & Co., LLC and its affiliated funds have the right to designate one nominee for our board of directors until February 11, 2006 if certain conditions are met. Our officers, directors and their affiliates are also able to exert significant influence over a change in our control or an amendment to our certificate of incorporation or bylaws. In addition, we granted registration rights to these stockholders covering all shares of our stock they own. Their interests may conflict with the interests of other holders of common stock and they may take actions affecting us with which you disagree.

Risks Related to Our Common Stock

Because we have not paid dividends and do not anticipate paying dividends on our common stock in the foreseeable future, you should not expect to receive dividends on shares of our common stock.

     We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. Further, under the terms of our senior credit facility, we are restricted from paying cash dividends and making other distributions to our stockholders.

Our stock price is likely to be highly volatile.

     Before February 6, 2004, there was no public market for our common stock. The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, perhaps substantially, including:

•	our failure or delay in meeting our development and acquisition plans;

•	our revenues and operating results failing to meet the expectations of securities analysts or investors in any quarter;

•	changes in laws and regulations governing health care and the surgery center industry;

•	proposed or enacted changes in reimbursement by governmental and other third-party payors;

•	changes in securities analysts’ financial estimates or recommendations;

•	investor perception of our industry or our prospects; and

•	general economic trends and market conditions, including factors unrelated to our operating performance.

     In the past, other companies in the health care industry have experienced volatility in the market price of their stock and have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future which could divert our management’s attention and resources and could have a material adverse effect on our business, operations and financial condition.

Future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.

     Sales of substantial amounts of our common stock in the public market, or the perception in the public markets that these sales may occur, could cause the market price of our common stock to decline. As of March 15, 2004, we had about 20,669,241 shares of our common stock outstanding. Of these shares, the 8,280,000 shares sold in our initial public offering are freely tradable, unless purchased by our affiliates. The holders of about 10,839,328 shares of our common stock are subject to “lock-up” agreements that prohibit the sale of these shares in the public market until August 3, 2004. After such date, or if Credit Suisse First Boston consents in its sole discretion to an earlier sale, these holders will in general be entitled to sell those shares in the public market, subject to the requirements of Rule 144 under the Securities Act of 1933. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline would likely impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

     The holders of about 10,959,064 shares of our common stock have rights, subject to some conditions, to include their shares in registration statements that we may file on our behalf or on behalf of other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to decline. Furthermore, if we file a registration statement to offer additional shares of our common stock and have to include shares held by those holders, it could impair our ability to raise needed capital by depressing the price at which we could sell our common stock. In addition, we have registered the shares of our common stock to be issued under our stock option plans and employee stock purchase plan.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments, including interest rate swaps. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At December 31, 2003, $64.4 million of our total long-term debt was subject to variable rates of interest, while the remaining $41.2 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of $644,000. The fair value of our long-term debt, based on a discounted cash flow analysis, approximates its carrying value as of December 31, 2003.

Item 8. Financial Statements and Supplementary Data

     Information with respect to this Item is contained in our consolidated financial statements beginning with the Index on Page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely basis.

(b)	Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

     The following table provides information about our directors and executive officers:

Name	Age	Position
Richard E. Francis, Jr.	50	Chairman of the Board, Chief Executive Officer and Director
Clifford G. Adlerz	50	President, Chief Operating Officer and Director
William V.B. Webb	51	Chief Development Officer and Director
Kenneth C. Mitchell	54	Chief Financial Officer and Senior Vice President of Finance
R. Dale Kennedy	54	Senior Vice President of Management Services and Secretary
Frederick L. Bryant	49	Director
Donald W. Burton	60	Director
Eve M. Kurtin	50	Director
Jack Tyrrell	57	Director
David M. Wilds	63	Director

     Richard E. Francis, Jr. has served as the Chairman of the Board since May 2002 and as Chief Executive Officer since 1996. Mr. Francis also served as President of Symbion from 1996 to May 2002. Mr. Francis served from 1992 to 1995 as Senior Vice President, Development of HealthTrust, Inc. From 1990 to 1992, Mr. Francis served as Regional Vice President, Southern Region for HealthTrust, where he oversaw operations of 11 hospitals in five states.

     Clifford G. Adlerz has served as Symbion’s President since May 2002 and as the Chief Operating Officer and a director since 1996. Mr. Adlerz also served as Secretary from 1996 to May 2002. Mr. Adlerz served as Regional Vice President, Midsouth Region for HealthTrust, Inc. from 1992 until its merger with HCA in May 1995, at which time he became Division Vice President of HCA and served in that position until September 1995. Mr. Adlerz served as Chief Executive Officer of South Bay Hospital in Sun City, Florida from 1987 to 1992.

     William V. B. Webb has served as the Chief Development Officer and a director of Symbion since June 1999. Mr. Webb served as President and Chief Executive Officer and a director of Ambulatory Resource Centres, Inc. from 1997 until Symbion’s acquisition of Ambulatory Resource Centres in June 1999. Mr. Webb served as Vice President and Senior Vice President of Acquisitions and Development for OrNda HealthCorp from 1991 to 1997. From 1990 to 1991, Mr. Webb was Vice President of Development for Heritage Surgical Corp.

     Kenneth C. Mitchell has served as Chief Financial Officer of Symbion since May 2002 and as Senior Vice President of Finance since December 2002. Mr. Mitchell served as Symbion’s Vice President of Finance from 1996 to December 2002. Mr. Mitchell served as Chief Financial Officer of American HealthMark, Inc. from 1989 to 1995 and as Vice President – Controller for HCA Management Company from 1988 to 1989. Prior to that time, Mr. Mitchell served as Assistant Vice President-Development and Regional Controller for HCA Management Company.

     R. Dale Kennedy has served as Secretary of Symbion since May 2002 and Senior Vice President of Management Services since December 2002. Mr. Kennedy served as Symbion’s Vice President of Management Services from 1996 to December 2002. Mr. Kennedy served as Chief Operations Officer for IPN Network, LLC, a company that managed the business office functions of healthcare entities, from 1991 until 1995. Prior to that time, Mr. Kennedy serviced in regional financial roles for HealthTrust and HCA.

     Frederick L. Bryant has served as a director of Symbion since 1999. Mr. Bryant served as a General Partner of ABS Capital Partners, L.P., a private equity firm, from 1993 to 2003, when he retired. Prior to 1993, Mr. Bryant served as head of the mergers and acquisitions department and as a founder of the Alex. Brown & Sons Incorporated private equity investment program.

     Donald W. Burton has served as a director of Symbion since 1999. Mr. Burton has served as managing general partner of South Atlantic Venture Fund I, II and III, Limited Partnerships and Chairman of South Atlantic Capital, Inc. and South Atlantic Private Equity Fund, IV, Limited Partnership. Mr. Burton has also managed The Burton Partnership, which invests in public and private companies, since 1979. Mr. Burton serves on the boards of directors of ITC Financial Services, LLC, ITC DeltaCom, Inc., KNOLOGY, Inc. and 26 Merrill Lynch-sponsored mutual funds.

     Eve M. Kurtin has served as a director of Symbion since 1996. Ms. Kurtin has served as a Managing Partner of Pacific Venture Group, L.P. since its inception in 1997. Prior to joining Pacific Venture Group, Ms. Kurtin served as Chief Executive Officer of Physician Venture Management, a joint venture of UniHealth America and HCA Inc. (formerly Columbia/HCA Healthcare Corporation), from 1994 to 1996. Ms. Kurtin was President and Chief Executive Officer of Kurtin Communications, serving as a consultant in areas of managed care for major pharmaceutical companies and major providers, including UniHealth, from 1991 to 1994.

     Jack Tyrrell has served as a director of Symbion since 1999. Mr. Tyrrell has been a founder of five venture capital funds since 1985 and currently serves as managing partner of Richland Ventures I, L.P., Richland Ventures II, L.P. and Richland Ventures III, L.P. He is currently a director of seven privately held companies.

     David M. Wilds has served as a director of Symbion since 1999. Mr. Wilds has served as a managing director of First Avenue Partners, L.P., a venture capital firm, since 1998. From 1995 until 1998, he was a principal at Nelson Capital Corp. From 1991 to 1995, Mr. Wilds was Chairman of the Board of Cumberland Health Systems, Inc. Mr. Wilds serves on the board of directors of Dollar General Corporation, Internet Pictures Corp. and iPayment, Inc.

     Additional information about our directors and executive officers is incorporated by reference to the information contained under the captions “Election of Directors” and “Corporate Governance” included in our proxy statement relating to our annual meeting of stockholders to be held on May 11, 2004.

Code of Business Conduct and Ethics

     We have adopted a Code of Business Conduct and Ethics. This code of ethics is posted on our website located at www.symbion.com under the heading “Corporate Governance-Code of Business Conduct and Ethics.”

Compliance with Section 16(a) of the Exchange Act

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our annual meeting of stockholders to be held on May 11, 2004.

Item 11. Executive Compensation

     This information is incorporated by reference to the information contained under the captions “Corporate Governance — Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Comparative Performance Graph” included in our proxy statement relating to our annual meeting of stockholders to be held on May 11, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information about the security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” included in our proxy statement relating to our annual meeting of stockholders to be held on May 11, 2004.

Equity Compensation Plan Information

     The following table provides aggregate information as of December 31, 2003 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the Symbion Stock Incentive Plan (the “Incentive Plan”), the Symbion Non-Employee Directors Stock Option Plan (the “Non-Employee Directors Plan”), the Symbion Employee Stock Purchase Plan (the “Purchase Plan”), the Ambulatory Resource Centres, Inc. Nonqualified Initial Option Plan (the “ARC Initial Plan”) and the Amended and Restated Ambulatory Resource Centres, Inc. 1997 Stock Option Plan (the “ARC 1997 Plan”).

Number of securities
	Number of		remaining available
	securities to		for future
	be issued upon		issuance under equity
	exercise	Weighted-average	compensation plans
	of outstanding	exercise price of	(excluding
	options,	outstanding options,	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,718,475 (1)	$11.87	765,903 (2)
Equity compensation plans not approved by security holders	—	—	—

Total	1,718,475	—	765,903

(1) Includes the following:

•	1,441,077 shares of common stock to be issued upon exercise of outstanding stock options granted under the Incentive Plan;

•	72,225 shares of common stock to be issued upon exercise of outstanding stock options granted under the Non-Employee Directors Plan;

•	86,996 shares of common stock to be issued upon exercise of outstanding stock options granted under the ARC Initial Plan; and

•	118,177 shares of common stock to be issued upon exercise of outstanding stock options granted under the ARC 1997 Plan.

(2) Includes the following:

•	357,763 shares of common stock available for issuance under the Incentive Plan;

•	35,705 shares of common stock available for issuance under the Non-Employee Directors Plan; and

•	372,435 shares of common stock available for issuance under the Purchase Plan.

Item 13. Certain Relationships and Related Transactions

     This information is incorporated by reference to the information contained under the caption “Executive Compensation – Certain Transactions” included in our proxy statement relating to our annual meeting of stockholders to be held on May 11, 2004.

Item 14. Principal Accountant Fees and Services

     This information is incorporated by reference to the information contained under the caption “Ratification of Appointment of Auditors” included in our proxy statement relating to our annual meeting of stockholders to be held on May 11, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

     (1) Consolidated Financial Statements

               The consolidated financial statements required to be included in Part II, Item 8, are indexed on Page F-1 and submitted as a separate section of this report.

     (2) Consolidated Financial Statement Schedules

               All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes in this report.

     (3) Exhibits

No.		Description
2.1	—	Agreement and Plan of Merger, dated as of March 7, 2002, among Symbion, Inc., Symbion Acquisition Sub, Inc. and Physicians Surgical Care, Inc. (a)

3.1	—	Certificate of Incorporation (b)

3.2	—	Certificate of Amendment to Certificate of Incorporation (c)

3.3	—	Certificate of Retirement of Stock

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (b)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (c)

3.6	—	Bylaws (b)

4.1	—	Form of Common Stock Certificate (b)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (a)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (a)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (a)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (a)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (d)

4.7	—	Director Nomination Agreement, dated as of April 1, 2002, among Symbion, Inc., J. H. Whitney III, L.P., J. H. Whitney IV, L.P. and Whitney Strategic Partners III, L.P. (a)

No.		Description
10.1	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and Richard E. Francis, Jr. (a) (e)

10.2	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and Clifford G. Adlerz (a) (e)

10.3	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and William V. B. Webb (a) (e)

10.4	—	Employee Stock Purchase Agreement, dated as of March 13, 1996, between Symbion, Inc. and Richard E. Francis, Jr. (a) (e)

10.5	—	Employee Stock Purchase Agreement, dated as of December 30, 1996, between Symbion, Inc. and Richard E. Francis, Jr. (a) (e)

10.6	—	Employee Stock Purchase Agreement, dated as of March 13, 1996, between Symbion, Inc. and Clifford G. Adlerz (a) (e)

10.7	—	Employee Stock Purchase Agreement, dated as of December 30, 1996, between Symbion, Inc. and Clifford G. Adlerz (a) (e)

10.8	—	Employee Stock Purchase Agreement, dated as of March 13, 1996, between Symbion, Inc. and Kenneth C. Mitchell (a) (e)

10.9	—	Employee Stock Purchase Agreement, dated as of December 30, 1996, between Symbion, Inc. and R. Dale Kennedy (a) (e)

10.10	—	Employee Stock Purchase Agreement, dated as of March 13, 1996, between Symbion, Inc. and R. Dale Kennedy (a) (e)

10.11	—	Employee Stock Purchase Agreement, dated as of June 1, 1999, between Symbion, Inc. and R. Dale Kennedy (a) (e)

10.12	—	Securities Purchase Agreement, dated as of July 18, 2003, among Symbion, Inc. and DLJ Investment Partners II, L.P. and its affiliates (b)

10.13	—	Form of 14 ¾% Senior Subordinated Note due 2008 (b)

10.14	—	Credit Agreement, dated as of July 18, 2003, among Symbion, Inc., various lenders party thereto, Bank of America, N.A., as Administrative Agent and as Issuing Bank, Credit Suisse First Boston as Syndication Agent, Key Corporate Capital, Inc. as Documentation Agent, and Banc of America Securities, LLC, as sole Lead Arranger and Sole Book Manager (b)

10.15	—	First Amendment to Credit Agreement, dated January 30, 2004, among Symbion, Inc., various lenders party thereto and Bank of America, N.A., as Administrative Agent and as Issuing Bank (b)

10.16	—	Limited Guaranty and Suretyship Agreement, dated as of July 24, 2001, by PSC Development Company, L.L.C. to and for the benefit of DVI Financial Services Inc. (a)

10.17	—	Limited Guaranty and Suretyship Agreement, dated as of July 24, 2001 by PSC of New York, L.L.C. to and for the benefit of DVI Financial Services Inc. (a)

10.18	—	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (a)

No.		Description
10.19	—	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc.

10.20	—	Lease Agreement, dated June 6, 1997, between Physicians Surgical Care, Inc. and San Felipe Plaza, Ltd. (a)

10.21	—	Escrow Agreement, dated as of March 7, 2002, among Symbion, Inc., Physicians Surgical Care, Inc., J. H. Whitney Equity Partners III, L.L.C., Bank of America, N.A. and the stockholders named therein (a)

10.22	—	Amended and Restated Ambulatory Resource Centres, Inc. 1997 Stock Option Plan (a) (e)

10.23	—	Ambulatory Resource Centres, Inc. Nonqualified Initial Option Plan (a) (e)

10.24	—	Symbion Stock Incentive Plan (a) (e)

10.25	—	Symbion Non-Employee Directors Stock Option Plan (a) (e)

10.26	—	Symbion Employee Stock Purchase Plan (a) (e)

10.27	—	First Amendment to Symbion Employee Stock Purchase Plan (a) (e)

10.28	—	Executive Change in Control Severance Plan, dated December 11, 1997 (a) (e)

21.1	—	Subsidiaries of Registrant (b)

23.1	—	Consent of Ernst & Young LLP

23.2	—	Consent of Casualty Actuarial Consultants, Inc.

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (Registration No. 000-50574).

(e)	Compensation plan or arrangement.

     (b) Reports on Form 8-K

     None.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Symbion, Inc.

     We have audited the accompanying consolidated balance sheets of Symbion, Inc. as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symbion, Inc. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its method of accounting for business combinations, and in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 25, 2004

SYMBION, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$20,648	$17,658
Restricted cash	1,000	—
Accounts receivable, less allowance for doubtful accounts $11,632 and $12,532, respectively	18,732	21,991
Inventories	4,350	5,371
Prepaid expenses and other current assets	5,163	4,062

Total current assets	49,893	49,082
Property and equipment:
Land	1,420	1,276
Buildings and improvements	23,372	32,845
Furniture and equipment	38,537	48,854
Computers and software	5,595	6,645

	68,924	89,620
Less accumulated depreciation	(17,855)	(26,906)

Property and equipment, net	51,069	62,714
Goodwill	77,942	116,654
Other intangible assets, net	1,093	1,022
Investments in and advances to affiliates	5,490	13,778
Other assets	3,401	9,534

Total assets	$188,888	$252,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,996	$3,800
Accrued payroll and benefits	4,741	6,533
Other accrued expenses	7,699	9,139
Current maturities of long-term debt	8,618	3,631

Total current liabilities	25,054	23,103
Long-term debt, less current maturities	57,738	101,037
Other liabilities	1,154	4,609
Convertible debentures	3,171	3,071
Minority interests	15,094	16,949
Stockholders’ equity:
Preferred stock, $0.01 par value; 16,946,316 shares authorized at December 31, 2002 and December 31, 2003:
Series A convertible preferred stock, 4,341,726 shares designated, issued and outstanding at December 31, 2002 and December 31, 2003	13,590	13,590
Series B convertible preferred stock, 2,604,590 shares designated, issued and outstanding at December 31, 2002 and at December 31, 2003	8,152	8,152
Common stock, 225,000,000 shares, $0.01 par value, authorized at December 31, 2002 and at December 31, 2003; 10,570,565 shares issued and outstanding at December 31, 2002, 10,612,687 shares issued and outstanding at December 31, 2003	106	106
Additional paid-in-capital	62,008	61,746
Stockholder notes receivable	(381)	(305)
Retained earnings	3,202	20,726

Total stockholders’ equity	86,677	104,015

Total liabilities and stockholders’ equity	$188,888	$252,784

See accompanying notes.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2001	2002	2003
Revenues	$104,704	$144,688	$176,269
Operating expenses:
Salaries and benefits	34,131	37,541	46,275
Supplies	18,161	28,338	35,099
Professional and medical fees	5,559	7,356	9,889
Rent and lease expense	8,162	9,146	10,891
Other operating expenses	9,770	11,311	15,151

Cost of revenues	75,783	93,692	117,305
General and administrative expense	12,407	14,328	15,874
Depreciation and amortization	7,743	7,836	9,295
Provision for doubtful accounts	1,055	4,843	2,748
Loss (income) on equity investments	192	(541)	(402)
Impairment and loss on disposal of long-lived assets	385	492	437
Gain on sale of long-lived assets	(2,346)	(457)	(571)

Total operating expenses	95,219	120,193	144,686

Operating income	9,485	24,495	31,583
Minority interests in income of consolidated subsidiaries	(1,909)	(7,353)	(10,447)
Interest expense, net	(2,600)	(4,625)	(5,782)

Income before income taxes	4,976	12,517	15,354
Provision (benefit) for income taxes	287	215	(2,170)

Net income	$4,689	$12,302	$17,524

Net income per share:
Basic:	$0.47	$1.19	$1.66
Diluted:	$0.45	$1.01	$1.38
Weighted average number of common shares outstanding and common equivalent shares:
Basic:	9,908,447	10,349,568	10,536,745
Diluted:	10,341,085	12,144,140	12,658,620

See accompanying notes.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share amounts)

	Symbion, Inc.		Symbion, Inc.
	Series A Convertible		Series B Convertible		Symbion, Inc.
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2001	—	$—	—	$—	9,933,960	$51,320
Issuance of common stock	—	—	—	—	53,719	484
Stock received from disposition of physician networks	—	—	—	—	(229,538)	(1,894)
Expiration of redemption feature of redeemable common stock	—	—	—	—	153,695	1,197
Net income	—	—	—	—	—	—

Balance at December 31, 2001	—	—	—	—	9,911,836	51,107
Issuance of common stock in acquisition of Physicians Surgical Care, Inc	—	—	—	—	624,919	8,672
Issuance of Series A convertible preferred stock in acquisition of Physicians Surgical Care, Inc	4,341,726	13,590	—	—	—	—
Issuance of Series B convertible preferred stock in acquisition of Physicians Surgical Care, Inc	—	—	2,604,590	8,152	—	—
Issuance of warrants and stock options in acquisition of Physicians Surgical Care, Inc	—	—	—	—	—	2,274
Issuance of common stock	—	—	—	—	33,810	61
Designation of common stock as $0.01 par value	—	—	—	—	—	(62,008)
Net income	—	—	—	—	—	—

Balance at December 31, 2002	4,341,726	13,590	2,604,590	8,152	10,570,565	106
Issuance of warrants and common stock, net of repurchases, and other	—	—	—	—	42,122	—
Net income	—	—	—	—	—	—

Balance at December 31, 2003	4,341,726	$13,590	2,604,590	$8,152	10,612,687	$106

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional	Stockholder	Retained	Total
	Paid-In	Notes	Earnings	Stockholders’
	Capital	Receivable	(Deficit)	Equity
Balance at January 1, 2001	$—	$(404)	$(13,789)	$37,127
Issuance of common stock	—	7	—	491
Stock received from disposition of physician networks	—	—	—	(1,894)
Expiration of redemption feature of redeemable common stock	—	—	—	1,197
Net income	—	—	4,689	4,689

Balance at December 31, 2001	—	(397)	(9,100)	41,610
Issuance of common stock in acquisition of Physicians Surgical Care, Inc	—	—	—	8,672
Issuance of Series A convertible preferred stock in acquisition of Physicians Surgical Care, Inc	—	—	—	13,590
Issuance of Series B convertible preferred stock in acquisition of Physicians Surgical Care, Inc	—	—	—	8,152
Issuance of warrants and stock options in acquisition of Physicians Surgical Care, Inc	—	—	—	2,274
Issuance of common stock	—	16	—	77
Designation of common stock as $0.01 par value	62,008	—	—	—
Net income	—	—	12,302	12,302

Balance at December 31, 2002	62,008	(381)	3,202	86,677
Issuance of warrants and common stock, net of repurchases, and other	(262)	76	—	(186)
Net income	—	—	17,524	17,524

Balance at December 31, 2003	$61,746	$(305)	$20,726	$104,015

See accompanying notes.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income	$4,689	$12,302	$17,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,743	7,836	9,295
Impairment and loss on disposal of long-lived assets	385	492	437
Gain on sale of long-lived assets	(2,346)	(457)	(571)
Minority interests	1,909	7,353	10,447
Distributions to minority partners	(2,186)	(6,177)	(10,690)
Loss (income) on equity investments	192	(541)	(402)
Provision for bad debts	1,055	4,843	2,748
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(1,052)	(5,694)	(3,537)
Other assets	(2,424)	(3,080)	(642)
Other liabilities	473	4,893	2,572

Net cash provided by operating activities	8,438	21,770	27,181

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(11,029)	(13,916)	(48,940)
Purchases of property and equipment, net	(11,668)	(10,461)	(13,826)
Proceeds from sale of clinic operations	17,473	4,585	—
Change in other assets	(597)	(1,800)	(10,582)

Net cash used in investing activities	(5,821)	(21,592)	(73,348)

Cash flows from financing activities:
Principal payments on long-term debt	(19,819)	(8,157)	(62,106)
Proceeds from debt issuances	16,221	11,350	100,419
Proceeds from capital contributions by minority partners	133	981	3,348
Change in other long-term liabilities	(76)	977	1,516
Net proceeds from issuance of common stock	118	84	—

Net cash provided by (used in) financing activities	(3,423)	5,235	43,177

Net increase (decrease) in cash and cash equivalents	(806)	5,413	(2,990)
Cash and cash equivalents at beginning of period	16,041	15,235	20,648

Cash and cash equivalents at end of period	$15,235	$20,648	$17,658

Supplemental cash flow information:
Cash paid for interest	$3,468	$4,974	$5,442

See accompanying notes.

Non-cash financing activities:

     During 2003, employees surrendered common stock valued at $349 in exchange for the Company withholding estimated income taxes on stock option exercises on their behalf.

     During 2001, shares of common stock and related stockholder notes receivable valued at $12 were forfeited as a result of employee terminations.

     During 2001, the Company issued 6,783 shares of common stock valued at $35 as contingent consideration for previous years’ acquisitions.

SYMBION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003
(dollars in thousands, except per share amounts)

1. Organization

     Symbion, Inc. (the “Company”), through its wholly-owned subsidiaries, owns interests in limited partnerships and limited liability companies which own and operate surgery centers in joint-ownership with physicians and physician groups, hospitals and hospital networks. In addition, the Company operates a diagnostic center and provides development and management services on a contract basis to non-affiliated surgery centers and manages physician networks. As of December 31, 2003, the Company operated and managed 44 surgery centers and managed three physician networks.

2. Significant Accounting Policies and Practices

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as its interest in limited partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract as the sole general partner to manage and control the ordinary course of the affiliate’s business. The consolidated financial statements also include the accounts of a variable interest entity in which the Company is the primary beneficiary. The limited partner or minority member responsibilities are to supervise the delivery of medical services with their rights being restricted to those that protect their financial interests. Under certain of the partnership and operating agreements governing these limited partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach, gross negligence or bankruptcy. These protective rights do not preclude consolidation of the respective limited partnerships and limited liability companies. All significant intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.

     The Company had $1,000 of restricted cash equivalents related to long-term obligations as of December 31, 2002. See Note 7 for further discussion.

Accounts Receivable

     Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. Accounts receivable are recorded net of allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable at December 31 were as follows:

	2002	2003
Surgery centers	$17,682	$20,922
Physician networks	1,050	1,069

	$18,732	$21,991

     The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgery centers as of December 31, 2003:

Payor	As of December 31, 2003
Private insurance	63.2%
Medicare and Medicaid	14.9
Other government	0.3
Self-pay	19.1
Other	2.5

Total	100.0%

     Collection periods vary by payor class. During the year ended December 31, 2003, the collection period for private insurance payors generally ranged from 44 to 50 days, the collection period for government payors generally ranged from 22 to 35 days and the collection period for self-pay generally ranged from 75 to 80 days.

     Self-pay accounts receivable represented 19.1% of the Company’s accounts receivable as of December 31, 2003. The allowance for doubtful accounts related to self-pay was equal to 73.6% of the accounts receivable from self-pay as of December 31, 2003. The remaining balance of the allowance for doubtful accounts as of December 31, 2003 relates to aged accounts due from other payors.

Allowance for Doubtful Accounts

     Changes in the allowance for doubtful accounts and the amounts charged to revenues, costs and expenses were as follows:

	Allowance	Charged to
	Balance at	Revenues,	Charged to		Allowance
	Beginning of	Costs and	Other		Balance at
	Period	Expenses	Accounts(1)	Write-offs	End of Period
Year ended December 31:
2001	$3,944	$1,055	$748	$969	$4,778
2002	4,778	4,843	3,570	1,559	11,632
2003	11,632	2,748	1,362	3,210	12,532

(1)	Relates to allowances for doubtful accounts recorded under the purchase method of accounting for acquired entities.

Inventories

     Inventories, which consists of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Property and Equipment

     Property and equipment are stated at cost or, if obtained through acquisition, at fair value determined on the date of acquisition, and depreciated on a straight-line basis over the useful lives of the assets, generally three to five years for computers and software and five to seven years for furniture and equipment. Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term or the estimated useful life of the assets. Routine maintenance and repairs are charged to expenses as incurred, while expenditures that increase capacities or extend useful lives are capitalized.

     Depreciation expense, including the amortization of assets under capital leases, was $6,172, $7,765 and $9,224 for the years ended December 31, 2001, 2002 and 2003, respectively.

Goodwill

     Goodwill represents the excess of purchase price over fair value of net tangible assets acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally twenty years. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting for those business combinations. Under SFAS No. 141, goodwill of $9,800 relating to acquisitions after June 30, 2001 was not amortized in 2001. In addition, effective January 1, 2002, the amortization of all goodwill was discontinued upon the adoption of SFAS No. 142. SFAS No. 142 no longer permits the amortization of goodwill and other indefinite lived intangible assets over a set period, rather these assets must be tested for impairment at least annually using a fair value method. During 2002, the Company performed a transitional goodwill impairment test noting no impairment. Impairment is measured at the reporting unit level using a discounted cash flows model to determine the fair value of the reporting units. The Company will perform a goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist, or at least annually during the fourth quarter each year. Goodwill resulting from acquisitions in 2001, 2002 and 2003 is deductible for tax purposes over a 15-year period.

     For the year ended December 31, 2001, the Company identified and recorded impairment charges to goodwill of $130 related to three surgery centers. For the year ended December 31, 2002, there was no impairment. For the year ended December 31, 2003, the Company recorded impairment charges of $275 related to software that the Company purchased but no longer intends to use.

Service Agreement Rights

     Service agreement rights represent the exclusive right to operate the physician network during the 20-year term of the agreement. The service agreement right is amortized over 20 years.

Long-Lived Assets

     The Company accounts for assets of a long term nature (“long-lived assets”) in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. The Company adopted SFAS No. 144 effective January 1, 2002. Under SFAS No. 144, impairment is measured at the reporting unit level based on discounted future cash flows from the reporting unit including the long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation.

     Through December 31, 2001, long-lived assets were accounted for in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed-of. In accordance with SFAS No. 121, the Company reviewed internal and external factors to determine whether events or changes in facts or circumstances were present and indicative of an impairment of long-lived assets. Under SFAS No. 121, the review included estimates of future cash flows related to such long-lived assets. See Note 4 for a discussion of impairments and loss on disposal of assets during the year ended December 31 2001.

Minority Interests

     The consolidated financial statements include all assets, liabilities, revenues and expenses of controlled surgery centers. Accordingly, the Company has recorded minority interests in the earnings (losses) of such surgery centers.

Investments in and Advances to Affiliates

     Investments in and advances to affiliates at December 31, 2002 and 2003 include approximately $4,500 and $6,768, respectively, of advances to, net investments in and a note receivable from a surgery center that the Company manages which are secured by substantially all of the assets of the related surgery center. At December

31, 2003, the Company had $4,654 of investments in and advances to affiliates related to a 42% interest in a surgery center acquired during the third quarter of 2003. In addition, the Company holds non-controlling interests in certain surgery centers where it exercises significant influence. The Company accounts for such investments under the equity method.

Other Assets

     Other assets at December 31, 2002 and 2003 included approximately $671 and $3,003, respectively, related to deferred financing costs. Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements. In addition, approximately $3,108 is included in other assets at December 31, 2003 related to the Company’s deferred tax assets discussed in Note 10.

     Other assets at December 31, 2002 and 2003 also included approximately $1,900 and $2,724, respectively, of costs associated with the Company’s initial public offering. These costs were reclassified to equity upon the completion of the initial public offering discussed in Note 14.

Revenues

     Revenues consist of the following for the years ended December 31:

	2001	2002	2003
Patient service revenues	$62,807	$130,942	$158,120
Physician service revenues	30,611	2,563	3,797
Other service revenues	11,286	11,183	14,352

Total revenues	$104,704	$144,688	$176,269

   Patient Service Revenues

     Patient service revenues are recorded at the time health care services are provided at estimated amounts due from patients and third-party payors. A fee is charged for surgical procedures performed in each of the Company’s surgery centers. The fee varies depending on the procedure, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications. The fee does not include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor. The Medicare program and most other payors pay surgery centers in accordance with a fee schedule that is prospectively determined. Accordingly, there is no retroactive cost report settlement process. Revenues from surgery centers are recognized on the date of service, net of estimated contractual adjustments and discounts from third-party payors, including Medicare and Medicaid. Changes in estimated contractual adjustments and discounts are recorded in the period of change.

     The following table sets forth by type of payor the percentage of our patient service revenues generated in 2001, 2002 and 2003 for surgery centers in which we owned an interest as of December 31:

Payor	2001	2002	2003
Private insurance	74.5%	76.0%	76.4%
Medicare and Medicaid	19.5	18.2	18.4
Other government	0.3	0.3	0.6
Self-pay	4.1	2.7	2.8
Other	1.6	2.8	1.8

Total	100.0%	100.0%	100.0%

   Physician Service Revenues

     The Company derives all of its physician service revenues from physician networks with which it has service agreements. Physician service revenues from physician networks consist of reimbursed expenses, plus participation in the excess of revenue over expenses of the physician networks, as provided for in the service agreements. Reimbursed expenses include the costs of personnel, supplies and other expenses incurred to provide the management services to the physician networks. The Company recognizes physician service revenues in the period in which reimbursable expenses are incurred and in the period in which the Company has the right to receive a percentage of the amount by which a physician network’s revenues exceed its expenses. Physician service revenues are based on net billings with any changes in estimated contractual adjustments and bad debts reflected in service revenues in the subsequent period. The Company’s physician service revenues would be impacted by changes in estimated contractual adjustments and bad debts recorded by the physician networks. As required by the service agreements, the Company purchases patient accounts receivable on a monthly basis from the physician networks at estimated net realizable value (i.e., net of estimated contractual adjustments and bad debts) to provide liquidity to the physician networks and collects amounts from the responsible payor as described under Accounts Receivable in Note 2. As of December 31, 2003, the Company had such an obligation to only one group of three physicians included in one of the three physician networks the Company manages (see Note 4). Such activity is reflected as cash flows from operating activities in the accompanying consolidated statements of cash flows. Accounts receivable are a function of clinic revenues generated by the physician networks, rather than physician service revenues of the Company.

     Physician service revenues consist of the following amounts for the years ended December 31:

	2001	2002	2003
Professional services revenues	$79,325	$7,047	$10,029
Contractual adjustments and bad debt expense	(32,342)	(2,900)	(4,235)

Clinic revenue	46,983	4,147	5,794
Medical group retainage	(16,372)	(1,584)	(1,997)

Physician service revenues	$30,611	$2,563	$3,797

     No management agreements accounted for more than 10% of the Company’s revenues for the years ended December 31, 2002 and 2003. One management agreement in Fredericksburg, Virginia accounted for 17.4% of the Company’s revenues for the year ended December 31, 2001.

Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to record stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations thereof and, accordingly, recognizes no compensation expense for options granted when the exercise price equals, or is greater than, the market price of the underlying stock on the date of grant (the “intrinsic value method”).

     Had the Company used the Black-Scholes estimates to determine compensation expense for options granted, net income and net income per share attributable to common stockholders would have been reduced to the following pro forma amounts:

	Year Ended December 31,
	2001	2002	2003
Net income as reported	$4,689	$12,302	$17,524
Pro forma compensation expense for stock option grants	(590)	(1,460)	(2,122)

Pro forma net income	$4,099	$10,842	$15,402

Basic earnings per share:
As reported	$0.47	$1.19	$1.66
Pro forma	0.41	1.05	1.46
Diluted earnings per share:
As reported	$0.45	$1.01	$1.38
Pro forma	0.40	0.89	1.22

     The effect of applying SFAS No. 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Income Taxes

     Income taxes are computed based on the liability method of accounting whereby deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for the following financial instruments:

     For cash, accounts receivable and accounts payable, the carrying amounts reported in the accompanying consolidated balance sheets approximate fair value because of their short-term nature. For long-term debt and capitalized leases, the carrying amounts reported in the accompanying consolidated balance sheets approximate fair value based upon the borrowing rates available to the Company.

Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the 2003 presentation. The reclassifications had no impact on the Company’s financial position or results of operations.

Recently Adopted Accounting Standards

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“Issue 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as generally defined in EITF No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 effective July 1, 2002, and it did not have a material effect on the Company’s consolidated financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provisions of FIN 45 were applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002, and interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has elected to account for stock-based compensation plans under the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, that does not utilize the fair value method. However, the Company has adopted the disclosure requirements of SFAS No. 123, and the Company has adopted the additional disclosure requirements as specified in SFAS No. 148 in this report as disclosed in Note 2 and Note 8.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 for public companies must be applied for the first interim or annual period beginning after March 15, 2004, with early adoption allowed. The Company adopted FIN 46 on December 31, 2003. The Company has not entered into or acquired any VIEs subsequent to January 31, 2003. The Company has determined that it is the primary beneficiary of a VIE created on July 31, 2002. The Company entered into a development agreement with a group of physicians to develop a surgery center in which it has no ownership interest. The surgery center opened on October 16, 2002. Under the development agreement, a limited liability company in which the Company owns a majority of the ownership interests manages the surgery center, leases certain fixed assets to the surgery center and provides working capital needs to the surgery center. In addition, the investors in the surgery center have insufficient equity at risk. At the time of adoption of FIN 46, the Company increased current assets by approximately $934,000, decreased long-term assets by approximately $871,000 and increased current liabilities by approximately $63,000. The adoption of FIN 46 had no effect on the Company’s results of operations.

     In November 2003, the FASB issued EITF No. 03-8, Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity. EITF No. 03-8 requires the Company to follow SFAS Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. Under Interpretation No. 39, offsetting of liabilities for claims made and incurred but not reported claims against receivables for expected recoveries from insurers is not appropriate unless the conditions specified in Interpretation No. 39 are met. EITF No. 03-8 did not have a material impact on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Standard

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement generally requires liability classification for two broad classes of financial instruments. Under SFAS No. 150, instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, regardless whether the instrument is settled on a net-cash or gross physical basis are required to be classified as liabilities. Obligations that can be settled in shares, but either derive their value predominately from some other underlying, have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer’s shares, are also required to be classified as liabilities under this statement. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. On November 5, 2003 the FASB agreed to defer indefinitely the effective date of the statement for certain types of noncontrolling interests that are classified as equity in the financial statements of subsidiaries, but are classified as liabilities in the financial statements of related parent companies. As a result of the deferral, companies should continue to account for these interests as minority interests. The Company does not expect SFAS No. 150 to have a material impact on its consolidated financial position or results of operations.

3. Acquisitions

     The Company, through wholly-owned subsidiaries and in separate transactions, acquired a majority interest in three surgery centers during 2001. During 2002, the Company acquired Physicians Surgical Care, Inc. In addition to its acquisition of Physicians Surgical Care, Inc, the Company purchased an additional three surgery centers during 2002 in separate transactions. During 2003, the Company acquired five surgery centers. The following table summarizes the allocation of the aggregate purchase price of these acquisitions for the years ended December 31:

	2001	2002	2003
Fair value of assets acquired	$14,404	$81,628	$49,925
Liabilities assumed	(3,114)	(35,287)	(4,284)
Common stock, preferred stock and warrants issued	(350)	(32,688)	(49)

Net cash used for acquisitions	$10,940	$13,653	$45,592

     The cash for the acquisitions was funded primarily through bank loans with the remainder funded from the operations of the Company.

     These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisitions. These acquisitions placed the Company in new markets or expanded the Company’s presence in current markets.

     The Company paid $89 and $263 in additional consideration related to previous years’ acquisitions in 2001 and 2002, respectively, which are reflected as additions to goodwill in the accompanying consolidated balance sheets.

     Included in the acquisitions discussed above were the following individually significant transactions:

   2001 Significant Activity

     On July 31, 2001, the Company acquired a 51% interest in Physicians Surgery Center, LLC, an outpatient surgery center located in Fort Myers, Florida. This is the Company’s first facility in Fort Myers. The interest in the surgery center was acquired for consideration of $10,222 in cash and 28,623 shares of the Company’s common stock, valued at $350. The acquisition resulted in the following purchase allocation:

Assets acquired:
Cash	$220
Accounts receivable, less allowances	1,050
Inventories	104
Property and equipment, net	690
Goodwill	9,654
Other assets	13

11,731
Liabilities assumed:
Accounts payable and other accrued expenses	278
Minority interest	881

1,159

Net assets acquired	$10,572

   2002 Significant Activity

     On March 7, 2002, the Company entered into an agreement and plan of merger with Physicians Surgical Care, Inc. (“PSC”), pursuant to which a subsidiary of the Company was to merge with and into PSC in a stock-for-stock merger. The merger was approved by the respective shareholders of the Company and PSC on March 28, 2002 and was effective April 1, 2002. In the merger, the outstanding shares of PSC’s capital stock converted into shares of the Company’s capital stock, and all options, warrants or other rights to acquire shares of PSC’s capital stock converted into comparable rights to acquire shares of the Company’s capital stock, with the number of shares and rights representing, in the aggregate, 19.1% of the Company’s capital stock on a fully diluted basis, subject to certain adjustments specified in the merger agreement. Under the terms of the merger agreement with PSC, the Company issued 624,919 shares of its common stock, 4,341,726 shares of its Series A convertible preferred stock, 2,604,590 shares of its Series B convertible preferred stock, options to purchase 64,078 shares of its common stock and warrants to purchase 28,998 shares of its common stock to PSC stockholders. The fair market value, as determined by the Company’s board of directors with the assistance of financial advisors, of the shares of common stock issued in connection with the merger was $13.87 per share. The fair market value, as determined by the Company’s board of directors with the assistance of financial advisors, of the shares of Series A convertible preferred stock and Series B convertible preferred stock issued in connection with the merger was $13.87 per share. The exercise price of the options and warrants issued in connection with the merger range from $0.09 to $26.76 per share (with fair values ranging from $1.51 to $13.78 per share) based on the conversion ratio applied to the PSC options and warrants. In conjunction with the merger, the Company acquired additional ownership interests and certain physician owners terminated their rights to acquire additional interests in certain PSC surgery centers. The Company issued warrants to purchase 251,166 shares of common stock, paid $2,122 in cash, issued convertible debentures in the aggregate principal amount of $3,171 and issued promissory notes in the aggregate principal amount of $595 as consideration. The exercise price of the warrants issued in connection with these transactions range from $11.08 to $13.87 per shares (with fair values ranging from $4.87 to $7.09 per share).

     All options and warrants issued were recorded as purchase price at their fair value, which was calculated using the Black-Scholes option-pricing model.

     The purchase price, comprised of common and preferred stock, stock options and warrants issued ($32,688), cash, notes payable and convertible debentures issued ($5,888) and acquisition costs incurred ($3,681), allocated to the acquired assets and liabilities assumed at April 1, 2002 is as follows:

Working capital	$7,983
Property and equipment	14,601
Goodwill	34,647
Other long-term assets	5,724
Long-term debt	(15,323)
Minority interests	(5,375)

Total purchase price	$42,257

     In addition, the Company agreed to issue up to an additional 494,297 shares of its common stock, which would be recorded as an addition to goodwill, to the former stockholders of PSC based on the 2003 financial results of one of the acquired PSC surgery centers. Subsequent to December 31, 2003, the Company calculated the number of shares to be issued to the former stockholders of PSC and submitted the calculation to the stockholder agent for approval. The Series A convertible preferred stock and Series B convertible preferred stock have certain conversion rights upon certain events. One of these events is an initial public offering by the Company. In the event these rights are exercisable, the Company will be required to make an additional cash payment of $31,831. This amount will be reflected as additional purchase price and recorded as an addition to goodwill. As discussed in Note 14, on February 11, 2004, the Company used proceeds from the initial public offering to make the cash payment of $31,831. See Note 8 for additional information related to the Series A convertible preferred stock and Series B convertible preferred stock.

     The Company also made individually insignificant acquisitions of majority interests in three surgery centers for approximately $12,017 in cash. The fair value of tangible net assets acquired was approximately $626 with approximately $11,391 recorded as goodwill.

   Pro Forma Results

     The following represents the unaudited pro forma results of consolidated operations as if the 2001 and 2002 significant acquisitions discussed above had occurred at the beginning of the immediately preceding period, after giving effect to certain pro forma adjustments, for the years ended December 31:

	2001	2002
Revenues	$132,925	$156,991
Income before income taxes	556	12,301
Earnings per share:
Basic	$0.06	$1.19
Diluted	0.05	1.01

   2003 Significant Activity

     On November 17, 2003, the Company acquired three surgery centers from MediSphere Health Partners, Inc. One of these facilities is licensed as a hospital. The Company paid approximately $7,938 in cash, issued $49 in warrants and incurred $422 in acquisition costs in connection with the acquisition of these centers. The purchase price is also subject to additional settlements related to working capital and indemnification holdbacks that will be finalized during 2004. The additional consideration will be reflected as additional goodwill. On December 1, 2003, in separate transactions, the Company purchased two additional surgery centers for $37,402 in cash. The Company incurred $227 in acquisition costs related to these centers. The purchase price of each transaction is subject to additional settlements related to working capital that will be finalized during 2004. The purchase price allocated to the acquired assets and liabilities assumed on the purchase dates is as follows:

Working capital	$3,253
Property and equipment	4,050
Goodwill	37,563
Other long-term assets	4,544
Long-term debt	(1,748)
Minority interests	(1,624)

Total purchase price	$46,038

     In 2003, the Company also made individually insignificant acquisitions of additional ownership interests in certain of its consolidated surgery centers in exchange for $3,348 in cash, which resulted in additions to goodwill of $1,594 and additions to investments in and advances to affiliates of $750.

     The pro forma effect of the Company’s 2003 acquisitions on its results of operations for the periods prior to the respective acquisition dates was not significant.

4. Dispositions

     During the first and second quarters of 2001, the Company terminated its management agreements with two of its physician networks (“Terminated Physician Networks”) and transferred its related assets and liabilities to the networks. In addition, the Company amended its management agreements with two additional physician networks (“Restructured Physician Networks”) to delete provisions that required the Company to provide the networks with capital and additional assets, in addition to management services, and transferred certain related accounts receivable, prepaid expenses and liabilities to the networks. The Company also agreed to transfer to the Restructured Physician Networks its existing equipment and other assets relating to the networks for no additional consideration, on an annual basis beginning in January 2006, for one of the networks, and September 2007, for the other network, as the assets become fully depreciated.

     For 2001, the Terminated Physician Networks had generated the following results prior to their disposition:

Revenues	$8,786
Operating expenses	(7,426)
Depreciation and amortization	(410)
Interest expense	(5)

Income before income taxes	$945

     In conjunction with the Restructured Physician Networks and one of the Terminated Physician Networks, the Company received consideration approximating the net carrying value of the assets disposed of and recorded as held for sale at December 31, 2000. In conjunction with the disposition of the other Terminated Physician Network, the Company received consideration of $2,346 in excess of the carrying amount of the related net assets. The gain on termination is included in gain on sale of long-lived assets in the accompanying Consolidated Statements of Operations for the year ended December 31, 2001.

     In the fourth quarter of 2001, the Company initiated a plan to terminate its management agreement with another physician network and to transfer its related assets and liabilities to the network. The Company recorded an impairment and loss on disposal charge for these assets of $255. The net assets held were sold in January 2002.

     The results of operations for the year ended December 31, 2001, derived from net assets held for sale at December 31, 2001, were as follows:

2001
Revenues	$18,246
Net income	1,439

     During 2003, the Company sold ownership interests in certain consolidated surgery centers for $1,659 in cash. The Company recorded an impairment and loss on disposal of long-lived assets of $162 and a gain on sale of long-lived assets of $571 in connection with these transactions. In connection with one sale, the buyer received the right to require the Company to repurchase the buyer’s interest in the center, and the Company recorded a long-term liability of $825 related to this redeemable feature.

5. Goodwill and Intangible Assets

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income to the pro forma amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Year Ended December 31,
	2001	2002	2003
Reported net income	$4,689	$12,302	$17,524
Add: goodwill amortization	1,271	—	—

Pro forma adjusted net income	$5,960	$12,302	$17,524

Reported basic earnings per share	$0.47	$1.19	$1.66
Add: goodwill amortization	0.13	—	—

Pro forma adjusted basic earnings per share	$0.60	$1.19	$1.66

Reported diluted earnings per share	$0.45	$1.01	$1.38
Add: goodwill amortization	0.13	—	—

Pro forma adjusted diluted earnings per share	$0.58	$1.01	$1.38

     Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2001	$31,641
Purchase price allocations	46,301

Balance at December 31, 2002	77,942
Purchase price allocations	39,157
Finalized purchase price allocations	(445)

Balance at December 31, 2003	$116,654

     Information regarding the Company’s other intangible assets is as follows:

	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
As of December 31, 2002
Service agreement rights	$1,370	$(277)
As of December 31, 2003
Service agreement rights	1,370	(348)

     Amortization expense for the year ended December 31, 2003 was $71. Estimated amortization expense for each of the succeeding five fiscal years is $71.

6. Leases

     The Company leases office space and equipment for its surgery centers, including surgery centers under development. The lease agreements generally require the lessee to pay all maintenance, property taxes, utilities, and insurance costs.

     The future minimum lease payments under non-cancelable operating leases at December 31, 2003 are as follows:

2004	$10,306
2005	9,232
2006	9,121
2007	8,839
2008	8,859
Thereafter	50,696

Total minimum lease payments	$97,053

     Total rent and lease expense was $8,738, $9,906 and $12,089 for the years ended December 31, 2001, 2002 and 2003, respectively. The Company incurred rental expense of $1,377, $3,007 and $3,143 under operating leases with physician investors and an entity that is an affiliate of one of the Company’s directors for the years ended December 31, 2001, 2002 and 2003, respectively.

7. Long-Term Debt and Convertible Debentures

     The Company’s long-term debt is summarized as follows:

	December 31,
	2002	2003
Senior credit facility	$—	$63,600
Notes payable to banks	41,335	4,800
Secured term loans	17,369	6,241
Senior subordinated notes payable	—	29,106
Capital lease obligations	6,542	921
Other	1,110	—

	66,356	104,668
Less current maturities	(8,618)	(3,631)

	$57,738	$101,037

Senior Credit Facility

     In July 2003, the Company entered into a senior secured credit facility (“Senior Credit Facility”) with a syndicate of financial institutions led by Bank of America, N.A. The Company is the borrower under the Senior Credit Facility and all of its active and existing wholly-owned subsidiaries are guarantors. Under the terms of the Senior Credit Facility, entities that become wholly-owned subsidiaries must also guarantee the debt. At the date of closing of the Senior Credit Facility, the Company borrowed $31.1 million to refinance existing debt.

     The Senior Credit Facility provides senior secured financing of up to $110.0 million, through a revolving credit line. Provided that the Company is not in default under the Senior Credit Facility, it is entitled, at any time prior to January 18, 2005, to request an increase in commitments of up to $20.0 million more, subject to the consent of the administrative agent, lenders having at least 51% of the commitments under the Senior Credit Facility and all lenders providing such commitment increase. Up to $2.0 million of the Senior Credit Facility is available for the issuance of standby letters of credit, and up to $5.0 million of the Senior Credit Facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum purchase amounts of $100,000. The Company is required to repay each swing line loan in full upon the demand of the swing line lender. The Senior Credit Facility terminates and is due and payable on July 18, 2006. At December 31, 2003, the Company had $63,600 of outstanding debt under the Senior Credit Facility. At our option, loans under the Senior Credit Facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our consolidated funded indebtedness to EBITDA. At December 31, 2003, the interest rate on the Senior Credit Facility ranged from 3.62% to 5.25%. As discussed in Note 14, the Company used proceeds from the initial public offering to pay off the Senior Credit Facility.

Notes Payable to Banks

     The Company has notes outstanding with Bank of America and U.S. Bank, used to acquire or develop certain surgery centers, maturing in 2004 and carrying interest at LIBOR plus 2.5% and LIBOR plus 3.5% per year, respectively. Each loan and security agreement (collectively, the “Loan Agreements”) is collateralized by a security interest in the accounts receivable and equipment of the borrower or the Company’s ownership interest in the related surgery center. The Loan Agreements contain various financial covenants applicable to specific surgery centers and the Company, as the guarantor, which include a fixed charge coverage ratio, minimum stockholders’ equity and cash balances and a maximum funded indebtedness to adjusted EBITDA ratio (all as defined in the Loan Agreements). At December 31, 2002, the Company was in compliance with all such covenants. The outstanding principal balance under the Loan Agreements was $35,562 at December 31, 2002.

     The Company has an outstanding loan agreement with Southwest Bank of Texas, used to finance the acquisition and development of a certain surgery center. This note (the “SWBT Note”) bears interest at variable rates equal to 1.0% above the lender’s prime rate. As of December 31, 2003, the interest rate for this note was 5.0% per year. This note matures in March 2004 and is collateralized by substantially all of the related surgery center’s assets. The SWBT Note contains restrictive covenants requiring the surgery center and the Company, as guarantor, to maintain certain financial ratios and also restricts encumbrance of assets, creation of indebtedness, disposition of assets, investing activities and payment of distributions. At December 31, 2003, the surgery centers and the Company were in compliance with all such covenants, as amended. The outstanding principal balance under the SWBT Note was $1,790 and $780 at December 31, 2002 and 2003, respectively.

     The Company has a mortgage note payable outstanding with Synergy Bank (the “Mortgage Note”). The Mortgage Note is collateralized by the related surgery center’s real estate. The Company refinanced the Mortgage Note during 2003. As a result of the refinancing, the Mortgage Note matures in 2008 and bears an interest rate of 6.7% per year. The Mortgage Note had an outstanding principal balance of $2,816 and $2,564 at December 31, 2002 and 2003, respectively. The Mortgage Note contains various covenants to maintain certain financial ratios and also restricts encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At December 31, 2003, the surgery center and the Company were in compliance with all such covenants.

     The Company had additional outstanding principal balances on notes payable to other banks of $1,167 and $1,456 at December 31, 2002 and 2003, respectively. These promissory notes have interest rates ranging from 6.5% to 8.0% per year and maturity dates ranging from 2004 through 2010.

Secured Term Loans

     The Company has outstanding loan and security agreements with DVI Financial Services, Inc. (the “DVI Loans”). The proceeds of the DVI Loans were used to finance tenant improvements, medical, surgical and office equipment, and working capital. The DVI Loans bear interest ranging from 8.5% to 11.5% per year, with maturity dates ranging from 2006 to 2009, and had an outstanding principal balance of $16,070 and $5,416 at December 31, 2002 and 2003, respectively. At December 31, 2002, one of the DVI loans was collateralized by a $1,000 certificate of deposit, which was classified as restricted cash on the December 31, 2002 accompanying balance sheet.

     The Company had additional principal balances on secured term loans of $1,299 and $825 at December 31, 2002 and 2003, respectively.

Senior Subordinated Notes Payable

     In July 2003, the Company entered into an agreement through which DLJ Investment Partners II, L.P. and its affiliates agreed to purchase the Company’s 14¾% Senior Subordinated Notes due 2008 in the aggregate principal amount of up to $40.0 million. During 2003, the Company issued notes in the aggregate principal amount of about $29.1 million, and may issue additional notes at any time before July 18, 2005 as long as we are permitted under the agreement. On August 15, 2003, the initial purchasers of the notes sold a portion of the notes and a portion of the outstanding commitment to affiliates of the Company.

     The notes are the Company’s unsecured obligations. The Company’s active and existing wholly-owned subsidiaries guarantee the notes. Entities that become the Company’s wholly-owned subsidiaries must also guarantee the notes. A commitment fee of 0.5% of the outstanding, undrawn commitment is payable semi-annually, so long as the commitment is outstanding. The Company may redeem the notes, in whole or in part, at any time at specified redemption prices. As discussed in Note 14, the Company used a portion of the proceeds from the initial public offering to redeem the notes. The redemption price will be 102.5% of the principal amount outstanding.

Capital Lease Obligations

     The Company is liable to various vendors for equipment leases, with interest rates from 7% to 12% per year, payable in installments through 2004. The carrying value of property and equipment under capital leases at December 31, 2001 and 2003 was $4,696 and $1,274, respectively.

Other Long-Term Debt Information

     Scheduled maturities of obligations as of December 31, 2002 are as follows:

	Long-term	Capital Lease
	Debt	Obligations	Total
2004	$3,103	$548	$3,651
2005	2,207	318	2,525
2006	65,955	74	66,029
2007	1,553	26	1,579
2008	30,815	—	30,815
Thereafter	114	—	114

	103,747	966	104,713
Less current maturities	(3,103)	(528)	(3,631)
Amounts representing interest	—	(45)	(45)

	$100,644	$393	$101,037

Convertible Debentures

     In connection with the acquisition of PSC, the Company issued subordinated convertible debentures totaling $3,171 to various persons in exchange for additional ownership interests in certain of PSC’s surgery centers. The debentures carry interest at 4.0% per year, mature on April 1, 2005 and automatically converted at $13.87 per share upon the Company’s completion of the initial public offering discussed in Note 14.

8. Stockholders’ Equity

Capital

     In March 2002, the Board of Directors approved the Amended and Restated Charter of Symbion, Inc., increasing authorized capital stock to 225,000,000 shares of common stock, no par value, and 16,946,322 shares of preferred stock, $0.01 par value, of which 4,341,726 shares are designated as Series A convertible preferred stock, 2,604,590 shares are designated as Series B convertible preferred stock and approximately 10,000,000 shares are undesignated.

     Prior to approval of the Amended and Restated Charter, the authorized capital stock of the Company consisted of 60,000,000 shares of common stock, no par value, and 7,042,738 shares of preferred stock, no par value, of which 2,571,429 shares were designated as Series A preferred stock and 1,866,667 shares were designated as Series B preferred stock.

     In September 2002, the Company reincorporated in the State of Delaware by merging into a wholly-owned subsidiary named Symbion, Inc. that was incorporated in Delaware (“Symbion-Delaware”). In connection with the reincorporation, each outstanding share of the Company’s common stock, no par value per share, was converted into the right to receive a share of common stock, $0.01 par value per share, of Symbion-Delaware, each outstanding share of the Company’s Series A and Series B convertible preferred stock, $0.01 par value per share, was converted into the right to receive a share of Series A and Series B convertible preferred stock, $0.01 par value per share, respectively, of Symbion-Delaware, and the Company reduced its authorized preferred stock to 16,946,316 shares.

     The holders of common stock are entitled to one vote per share on all matters on which stockholders are entitled to vote and do not have cumulative voting rights. The holders of common stock have no preemptive, conversion, redemption or sinking fund rights.

     The holders of the Series A convertible preferred stock and Series B convertible preferred stock issued by the Company in the PSC merger (a) have the same voting rights as holders of the Company’s common stock on the same basis as if the preferred stock had been converted to common stock; (b) may convert each of their shares of convertible preferred stock at any time into one share of common stock and each of their shares of convertible preferred stock would automatically convert into a share of the Company’s common stock and the right to receive a cash payment upon either (i) an initial public offering or (ii) consolidation or merger of the Company resulting in stockholders of the Company receiving cash or capital stock registered under the Securities Act of 1933, as amended; (c) have the same liquidation rights as the holders of the Company’s common stock on the same basis as if the preferred stock had been converted to common stock; and (d) have the same dividend rights as holders of the Company’s common stock on the same basis as if the preferred stock had been converted to common stock.

     The Series A convertible preferred stock and Series B convertible preferred stock automatically convert into shares of common stock upon the completion of an initial public offering. When converted, each share of Series A convertible preferred stock and Series B convertible preferred stock will entitle the holder to receive 0.2257 of a share of common stock and a cash payment of $4.20 for the Series A holders and $5.22 for the Series B holders, for a total cash payment of $31,831 (See Note 3).

     The Company has outstanding warrants to purchase 490,799 shares of common stock of the Company at exercise prices ranging from $0.53 to $26.71 per share. As of December 31, 2003, the warrants remained issued and outstanding and are currently exercisable. The warrants expire beginning January 2004 through May 2009.

Stock Options

     Under the Company’s three stock option plans, the maximum number of shares of common stock reserved for the grant of options is 2,484,378. The maximum number of shares is calculated as the lesser of (i) 6,348,328 or 12.5% of common stock outstanding on a fully diluted basis for the employee plan, and (ii) the lesser of 380,899 or 0.75% of common stock outstanding on a fully diluted basis for the non-employee directors plan. All options have been granted at exercise prices that equaled the fair value of the stock on the date of grant and vest over a four year period. The exercise periods range from ten to fifteen years.

     The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option-pricing model as promulgated by SFAS No. 123 in 2001, 2002 and 2003 were $9.61, $9.61 and $9.48 per share, respectively. In applying the Black-Scholes model, the Company assumed the following:

	Year Ended December 31,
	2001	2002	2003
Risk-free interest rate	4.8%	4.1%	4.1%
Expected volatility	70%	70%	70%
Expected life, in years	7	7	7
Expected dividend yield	—	—	—
Expected forfeiture rate	3%	3%	3%

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

     The following is a summary of option transactions:

		Weighted
		Average Exercise
	Number of Shares	Price
December 31, 2000	731,731	$5.45
Exercised	(28,561)	6.16
Expired	(43,159)	8.28

December 31, 2001	660,011	$5.49
Granted	821,250	12.89
Exercised	(35,807)	5.94
Expired	(11,071)	12.80

December 31, 2002	1,434,383	$10.06
Granted	476,322	14.96
Exercised	(84,627)	0.66
Expired	(107,603)	10.35

December 31, 2003	1,718,475	$11.87

     At December 31, 2003, options to purchase 393,468 shares of common stock were available for grant.

     At December 31, 2001, 2002 and 2003, options to purchase 495,641 shares, 582,911 shares and 761,978 shares of common stock, respectively, were exercisable.

     The following table summarizes information regarding the options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted-
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	as of	Remaining	Average	as of	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2003	Life	Price	2003	Price
$ 0.00 — $ 2.53	139,657	3.5	$0.54	139,657	$0.54
$ 5.05 — $ 7.58	2,952	4.1	$5.42	2,952	$5.42
$ 7.58 — $10.10	337,115	6.2	$8.23	337,115	$8.23
$10.10 — $12.63	49,568	0.9	$10.69	49,568	$10.69
$12.63 — $15.15	1,189,183	9.0	$14.30	232,686	$13.87

	1,718,475	8.3	$11.87	761,978	$8.69

9. Earnings Per Share

     Basic and diluted income per share are based on the weighted average number of common shares outstanding and the dilutive impact of outstanding options and warrants to purchase shares.

	Year Ended December 31,
	2001	2002	2003
Numerator for basic and diluted income per share:
Net income	$4,689	$12,302	$17,524

Denominator:
Denominator for basic income per share weighted-average shares outstanding	9,908,447	10,349,568	10,536,745
Effect of dilutive securities:
Employee stock options	302,927	392,959	301,903
Warrants	129,711	178,776	189,527
Preferred stock	—	1,175,935	1,567,910
Common stock held in escrow	—	46,902	62,535

Denominator for diluted income per share — adjusted weighted-average shares outstanding	10,341,085	12,144,140	12,658,620

Basic net income per share	$0.47	$1.19	$1.66
Diluted net income per share	$0.45	$1.01	$1.38

     The effects of 450,928 employee stock options for 2003 and 11,071, 19,643 and 19,568 warrants for 2001, 2002 and 2003, respectively, were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

10. Income Taxes

     The Company and its subsidiaries file a consolidated federal income tax return. The limited partnerships and limited liability companies file separate income tax returns. The Company’s allocable portion of each partnership’s and limited liability company’s income or loss is included in the taxable income of the Company. The remaining income or loss of each partnership and limited liability company is allocated to the limited partners.

     Income tax expense is comprised of the following for the years ended December 31:

	2001	2002	2003
Current:
Federal	$—	$—	$272
State	287	215	666
Deferred	—	—	(3,108)

Income tax expense (benefit)	$287	$215	$(2,170)

     The effective income tax rate differed from the federal statutory rate as follows for the years ended December 31:

	2001	2002	2003
Tax at U.S. statutory rates	$1,692	$4,222	$5,374
State income taxes, net of federal tax benefit	287	142	249
Change in valuation allowance	(2,054)	(4,183)	(8,207)
Other	362	34	414

	$287	$215	$(2,170)

     The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax asset are as follows at December 31:

	2002	2003
Deferred tax assets:
Amortization	$5,247	$6,417
Accrued vacation	237	350
Net operating loss carryforward	6,590	3,745
Deferred project costs	209	89
Other deferred liabilities	374	374
Other	762	2,337

Total gross deferred tax assets	13,419	13,312
Less: Valuation allowance	(9,691)	(1,484)

Total deferred tax assets	3,728	11,828
Deferred tax liabilities:
Depreciation on property and equipment	(3,728)	(6,116)
Basis differences of partnerships and joint ventures	—	(2,373)
Other liabilities	—	(231)

Net deferred tax asset (liability)	$—	$3,108

     The Company has federal net operating losses of $6,948 and state net operating losses of $31,596 at December 31, 2003. These losses expire from December 31, 2011 through 2022. Management has evaluated the need for a valuation allowance for deferred tax assets and believes that certain deferred tax assets will more likely than not be realized through the future reversal of existing taxable temporary differences and future earnings of the Company. In the fourth quarter of 2003, the Company recorded deferred tax assets of $3,108, resulting in a corresponding decrease to the valuation allowance and to deferred income tax expense. During 2003, the valuation allowance decreased by $8,207, including the $3,108 decrease discussed above, as a result of changes in the deferred tax items.

11. Employee Benefit Plans

Symbion, Inc. 401(k) Plan

     The Symbion, Inc. 401(k) Plan (the “Symbion Plan”) is a defined contribution plan whereby employees who have completed six months of service in which they have worked a minimum of 1,000 hours and are age 21 or older are eligible to participate. The Symbion Plan allows eligible employees to make contributions of varying percentages of their annual compensation, up to the maximum allowed amounts by the Internal Revenue Service. Eligible employees may or may not receive a match of their contributions. The match varies by surgery center and is determined prior to the start of each plan year. Generally employer contributions vest 20% after two years of service and continue vesting at 20% per year until fully vested. The Company’s matching expense for 2001, 2002 and 2003 was $815, $521 and $513, respectively.

Employee Stock Purchase Plan

     Effective March 2002, the Company adopted an Employee Stock Purchase Plan (“Stock Purchase Plan”) to provide substantially all employees an opportunity to purchase shares of its common stock in amounts not to exceed 10% of eligible compensation, 5,642 shares of common stock or $25 of common stock each calendar year. Annually, the participant’s September 30 account balance is used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the plan year or September 30. A total of 372,435 shares are available for purchase under the plan. The Stock Purchase Plan is effective upon the Company’s completion of an initial public offering as discussed in Note 14.

12. Commitments and Contingencies

Debt and Lease Guaranty on Unconsolidated Entities

     The Company has guaranteed $600 of long-term debt incurred by an unconsolidated surgery center in which the Company has a 44% ownership interest. The proceeds from this debt were used to construct and equip the surgery center. This debt is payable in monthly installments of principal and interest over a period of seven years, and matures on dates ranging from 2006 to 2007. The debt is secured by substantially all of the assets of the surgery center.

     The Company has also guaranteed $1,534 of operating lease payments of this surgery center in which it owns a 44% interest. The lease is related to the facility and is for a term through 2009.

Professional, General and Workers Compensation Liability Risks

     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. This insurance coverage is on a claims-made basis. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. In the opinion of management, the ultimate resolution of such proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses the costs under the self-insured retention exposure for general and professional liability claims which relate to (i) deductibles on claims made during the policy period, and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. These expenses are based on various assumptions. A change in one or more of these assumptions could materially change the Company’s consolidated financial position or results of operations. As of December 31, 2002 and 2003, the Company’s professional and general liability accrual for the estimate of self-insured retentions was $1,579 and $3,209, respectively, of which $510 is included in other accrued expenses in the accompanying consolidated balance sheets as of December 31, 2002 and $1,069 and $3,209 is included in other liabilities in the accompanying consolidated balance sheets as of December 31, 2002 and 2003, respectively.

Current Operations

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal health care programs. From time to time, governmental regulatory agencies will conduct inquiries of the Company’s practices. It is the Company’s current practice and future intent to cooperate fully with such inquiries. The Company is not aware of any such inquiry that would have a material adverse effect on the Company’s consolidated financial position or results of operations.

Acquired Centers

     The Company, through its wholly-owned subsidiaries or controlled partnerships and limited liability companies, has acquired and will continue to acquire surgical and diagnostic centers with prior operating histories. Such centers may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company attempts to assure itself that no such liabilities exist and obtains indemnification from prospective sellers covering such matters and institutes policies designed to conform centers to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. There can be no assurance that any such matter will be covered by indemnification or, if covered, that the liability sustained will not exceed contractual limits or the financial capacity of the indemnifying party.

     The Company cannot predict whether federal or state statutory or regulatory provisions will be enacted that would prohibit or otherwise regulate relationships which the Company has established or may establish with other health care providers or have materially adverse effects on its business or revenues arising from such future actions. The Company believes, however, that it will be able to adjust its operations so as to be in compliance with any regulatory or statutory provision as may be applicable.

Potential Physician Investor Liability

     Each physician investor in the partnerships and limited liability companies which operate surgery centers carries general and professional liability insurance on a claims-made basis. Each investee may, however, be liable for damages to persons or property arising from occurrences at the surgery centers. Although the various physician investors and other surgeons are required to obtain general and professional liability insurance with tail coverage, such individual may not be able to obtain coverage in amounts sufficient to cover all potential liability. Since most insurance policies contain exclusions, the physician investor will not be insured against all possible occurrences. In the event of an uninsured or underinsured loss, the value of an investment in the partnership interests or limited liability company membership units and the amount of distributions could be adversely affected.

13. Selected Quarterly Financial Data (Unaudited)

     The following is selected quarterly financial data for each of the four quarters in 2002 and 2003. Quarterly results are not necessarily representative of operations for a full year.

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
		(unaudited)
Revenues	$41,455	$44,053	$43,289	$47,472
Cost of Revenues	26,590	28,462	30,350	31,903
Net Income	4,381	4,031	1,906	7,206
Net income per share:
Basic	0.42	0.38	0.18	0.68
Diluted	0.34	0.32	0.15	0.57

	2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
		(unaudited)
Revenues	$25,293	$39,357	$38,126	$41,912
Cost of Revenues	16,877	25,238	25,204	26,373
Net Income	1,823	3,708	2,724	4,047
Net income per share:
Basic	0.18	0.35	0.26	0.39
Diluted	0.17	0.29	0.21	0.32

     The fourth quarter 2003 results included a benefit for income taxes of $3,129, which primarily related to the recognition of deferred tax assets of approximately $3,108. The fourth quarter of 2003 was also impacted by higher interest expense incurred in connection with the refinancing of outstanding indebtedness.

14. 2004 Subsequent Event

     On February 5, 2004, the Company’s Board of Directors approved a 1-for-4.4303 reverse stock split of the Company’s common stock in connection with its initial public offering. All information related to common stock, options to purchase common stock, warrants to purchase common stock and earnings per share data presented in the accompanying consolidated financial statements have been restated to reflect the effect of the reverse stock split of the Company’s common stock.

     On February 11, 2004, Symbion completed an initial public offering of 8,280,000 shares of its common stock at a price of $15.00 per share, including 1,080,000 shares sold following exercise in full by the underwriters of an option granted to them by the Company to purchase the additional shares to cover over-allotments. The Company received net proceeds of $115.5 million in the offering, after deducting underwriting discounts and commissions. The Company has used the net proceeds to repay indebtedness and to pay holders of the Company’s Series A and Series B convertible preferred stock in connection with the conversion of those shares to common stock upon the completion of the offering.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 26, 2004.

SYMBION, INC.

By:	/s/ Richard E. Francis, Jr.

Richard E. Francis, Jr.
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ Richard E. Francis, Jr. Richard E. Francis, Jr.	Chairman of the Board, Chief Executive Officer, Director (principal executive officer)	March 26, 2004

/s/ Kenneth C. Mitchell Kenneth C. Mitchell	Chief Financial Officer, Senior Vice President of Finance (principal financial and accounting officer)	March 26, 2004

/s/ Clifford G. Adlerz Clifford G. Adlerz	President, Chief Operating Officer, Director	March 26, 2004

/s/ William V. B. Webb William V. B. Webb	Chief Development Officer, Director	March 26, 2004

/s/ Frederick L. Bryant Frederick L. Bryant	Director	March 26, 2004

Donald W. Burton	Director

/s/ Eve M. Kurtin Eve M. Kurtin	Director	March 26, 2004

/s/Charles N. Martin, Jr. Charles N. Martin, Jr.	Director	March 26, 2004

/s/ Jack Tyrrell Jack Tyrrell	Director	March 26, 2004

/s/ David M. Wilds David M. Wilds	Director	March 26, 2004

EXHIBIT INDEX

No.		Description
2.1	—	Agreement and Plan of Merger, dated as of March 7, 2002, among Symbion, Inc., Symbion Acquisition Sub, Inc. and Physicians Surgical Care, Inc. (a)

3.1	—	Certificate of Incorporation (b)

3.2	—	Certificate of Amendment to Certificate of Incorporation (c)

3.3	—	Certificate of Retirement of Stock

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (b)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (c)

3.6	—	Bylaws (b)

4.1	—	Form of Common Stock Certificate (b)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (a)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (a)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (a)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (a)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (d)

4.7	—	Director Nomination Agreement, dated as of April 1, 2002, among Symbion, Inc., J. H. Whitney III, L.P., J. H. Whitney IV, L.P. and Whitney Strategic Partners III, L.P. (a)

10.1	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and Richard E. Francis, Jr. (a) (e)

10.2	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and Clifford G. Adlerz (a) (e)

10.3	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and William V. B. Webb (a) (e)

10.4	—	Employee Stock Purchase Agreement, dated as of March 13, 1996, between Symbion, Inc. and Richard E. Francis, Jr. (a) (e)

10.5	—	Employee Stock Purchase Agreement, dated as of December 30, 1996, between Symbion, Inc. and Richard E. Francis, Jr. (a) (e)

10.6	—	Employee Stock Purchase Agreement, dated as of March 13, 1996, between Symbion, Inc. and Clifford G. Adlerz (a) (e)

No.		Description
10.7	—	Employee Stock Purchase Agreement, dated as of December 30, 1996, between Symbion, Inc. and Clifford G. Adlerz (a) (e)

10.8	—	Employee Stock Purchase Agreement, dated as of March 13, 1996, between Symbion, Inc. and Kenneth C. Mitchell (a) (e)

10.9	—	Employee Stock Purchase Agreement, dated as of December 30, 1996, between Symbion, Inc. and R. Dale Kennedy (a) (e)

10.10	—	Employee Stock Purchase Agreement, dated as of March 13, 1996, between Symbion, Inc. and R. Dale Kennedy (a) (e)

10.11	—	Employee Stock Purchase Agreement, dated as of June 1, 1999, between Symbion, Inc. and R. Dale Kennedy (a) (e)

10.12	—	Securities Purchase Agreement, dated as of July 18, 2003, among Symbion, Inc. and DLJ Investment Partners II, L.P. and its affiliates (b)

10.13	—	Form of 14 ¾% Senior Subordinated Note due 2008 (b)

10.14	—	Credit Agreement, dated as of July 18, 2003, among Symbion, Inc., various lenders party thereto, Bank of America, N.A., as Administrative Agent and as Issuing Bank, Credit Suisse First Boston as Syndication Agent, Key Corporate Capital, Inc. as Documentation Agent, and Banc of America Securities, LLC, as sole Lead Arranger and Sole Book Manager (b)

10.15	—	First Amendment to Credit Agreement, dated January 30, 2004, among Symbion, Inc., various lenders party thereto and Bank of America, N.A., as Administrative Agent and as Issuing Bank (b)

10.16	—	Limited Guaranty and Suretyship Agreement, dated as of July 24, 2001, by PSC Development Company, L.L.C. to and for the benefit of DVI Financial Services Inc. (a)

10.17	—	Limited Guaranty and Suretyship Agreement, dated as of July 24, 2001 by PSC of New York, L.L.C. to and for the benefit of DVI Financial Services Inc. (a)

10.18	—	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (a)

10.19	—	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc.

10.20	—	Lease Agreement, dated June 6, 1997, between Physicians Surgical Care, Inc. and San Felipe Plaza, Ltd. (a)

10.21	—	Escrow Agreement, dated as of March 7, 2002, among Symbion, Inc., Physicians Surgical Care, Inc., J. H. Whitney Equity Partners III, L.L.C., Bank of America, N.A. and the stockholders named therein (a)

10.22	—	Amended and Restated Ambulatory Resource Centres, Inc. 1997 Stock Option Plan (a) (e)

10.23	—	Ambulatory Resource Centres, Inc. Nonqualified Initial Option Plan (a) (e)

10.24	—	Symbion Stock Incentive Plan (a) (e)

10.25	—	Symbion Non-Employee Directors Stock Option Plan (a) (e)

10.26	—	Symbion Employee Stock Purchase Plan (a) (e)

No.		Description
10.27	—	First Amendment to Symbion Employee Stock Purchase Plan (a) (e)

10.28	—	Executive Change in Control Severance Plan, dated December 11, 1997 (a) (e)

21.1	—	Subsidiaries of Registrant (b)

23.1	—	Consent of Ernst & Young LLP

23.2	—	Consent of Casualty Actuarial Consultants, Inc.

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (Registration No. 000-50574).

(e)	Compensation plan or arrangement.