Form 10-Q
period 2004-03-31
SYMBION INC/TN
filed 2004-05-14
CIK 1091312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

     As of April 30, 2004, there were 20,686,191 shares of the registrant’s common stock outstanding.

     Items 1, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

SYMBION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,	March 31,
	2003	2004
	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,658	$20,249
Accounts receivable, less allowance for doubtful accounts $12,532 and $12,755, respectively	21,991	21,624
Inventories	5,371	5,425
Prepaid expenses and other current assets	4,062	5,198

Total current assets	49,082	52,496
Property and equipment:
Land	1,276	1,156
Buildings and improvements	32,845	33,043
Furniture and equipment	48,854	51,309
Computers and software	6,645	5,917

	89,620	91,425
Less accumulated depreciation	(26,906)	(29,594)

Property and equipment, net	62,714	61,831
Goodwill	116,654	148,887
Other intangible assets, net	1,022	1,004
Investments in and advances to affiliates	13,778	13,686
Other assets	9,534	5,495

Total assets	$252,784	$283,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,800	$4,219
Accrued payroll and benefits	6,533	5,700
Other accrued expenses	9,139	6,808
Current maturities of long-term debt	3,631	2,741

Total current liabilities	23,103	19,468
Long-term debt, less current maturities	101,037	18,477
Other liabilities	4,609	5,090
Convertible debentures	3,071	—
Minority interests	16,949	17,937
Stockholders’ equity:
Preferred stock, $0.01 par value; 16,946,316 shares authorized at December 31, 2003 and 10,000,000 at March 31, 2004:
Series A convertible preferred stock, 4,341,726 shares designated, issued and outstanding at December 31, 2003 and no shares designated, issued and outstanding at March 31, 2004	13,590	—
Series B convertible preferred stock, 2,604,590 shares designated, issued and outstanding at December 31, 2003 and no shares designated, issued and outstanding at March 31, 2004	8,152	—
Common stock, 225,000,000 shares, $0.01 par value, authorized at December 31, 2003 and at March 31, 2004; 10,612,687 shares issued and outstanding at December 31, 2003 and 20,682,994 shares issued and outstanding at March 31, 2004	106	206
Additional paid-in-capital	61,746	199,239
Stockholder notes receivable	(305)	(323)
Retained earnings	20,726	23,305

Total stockholders’ equity	104,015	222,427

Total liabilities and stockholders’ equity	$252,784	$283,399

See accompanying notes.

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2003	2004
Revenues	$41,455	$51,947
Operating expenses:
Salaries and benefits	10,902	13,581
Supplies	7,619	10,283
Professional and medical fees	2,125	2,598
Rent and lease expense	2,661	3,157
Other operating expenses	3,283	4,370

Cost of revenues	26,590	33,989
General and administrative expense	3,911	4,544
Depreciation and amortization	2,239	2,712
Provision for doubtful accounts	400	697
Income on equity investments	(103)	(121)
Impairment and loss on disposal of long-lived assets	—	16
Gain on sale of long-lived assets	—	(80)

Total operating expenses	33,037	41,757

Operating income	8,418	10,190
Minority interests in income of consolidated subsidiaries	(2,894)	(3,420)
Interest expense, net	(959)	(2,577)

Income before income taxes	4,565	4,193
Provision for income taxes	184	1,614

Net income	$4,381	$2,579

Net income per share:
Basic	$0.42	$0.16
Diluted	$0.34	$0.15
Weighted average number of common shares outstanding and common equivalent shares:
Basic	10,508	16,136
Diluted	12,700	17,379

See accompanying notes.

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2003	2004
Cash flows from operating activities:
Net income	$4,381	$2,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,239	2,712
Impairment and loss on disposal of long-lived assets	—	16
Gain on sale of long-lived assets	—	(80)
Minority interests	2,894	3,420
Income taxes	184	1,614
Distributions to minority partners	(2,264)	(3,004)
Income on equity investments	(103)	(121)
Provision for bad debts	400	697
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(100)	(331)
Other assets	(107)	(1,190)
Other liabilities	(1,966)	(3,170)

Net cash provided by operating activities	5,558	3,142

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(31,831)
Purchases of property and equipment, net	(2,785)	(1,827)
Change in other assets	(1,563)	251

Net cash used in investing activities	(4,348)	(33,407)

Cash flows from financing activities:
Principal payments on long-term debt	(1,078)	(93,451)
Proceeds from debt issuances	—	10,000
Proceeds from capital contributions by minority partners	231	778
Proceeds from initial public offering, net	—	115,506
Other financing activities	—	23

Net cash provided by (used in) financing activities	(847)	32,856

Net increase in cash and cash equivalents	363	2,591
Cash and cash equivalents at beginning of period	21,648	17,658

Cash and cash equivalents at end of period	$22,011	$20,249

See accompanying notes.

SYMBION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
March 31, 2004

1. Organization

     Symbion, Inc. (the “Company”), through its wholly-owned subsidiaries, owns interests in limited partnerships and limited liability companies which own and operate surgery centers in joint-ownership with physicians and physician groups, hospitals and hospital networks. As of March 31, 2004, the Company operated and managed 36 surgery centers and managed eight additional surgery centers in 19 states. The Company owns a majority interest in 26 of the 36 surgery centers, and consolidates 32 of these centers for financial reporting purposes. The Company’s surgery centers include three facilities that are licensed as hospitals, two of which are owned and one of which is managed. In addition to the surgery centers, the Company also operates a diagnostic center and manages three physician networks, including two physician networks in markets in which the Company also operates surgery centers.

2. Significant Accounting Policies and Practices

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal, recurring nature. Certain amounts from the prior period have been reclassified to conform to the current year presentation. Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Principles of Consolidation

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as its interest in limited partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract as the sole general partner to manage and control the ordinary course of the affiliate’s business. The accompanying unaudited condensed consolidated financial statements also include the accounts of a variable interest entity in which the Company is the primary beneficiary. The limited partner or minority member responsibilities are to supervise the delivery of medical services with their rights being restricted to those that protect their financial interests. Under certain of the partnership and operating agreements governing these limited partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach, gross negligence or bankruptcy. These protective rights do not preclude consolidation of the respective limited partnerships and limited liability companies. All significant intercompany balances and transactions are eliminated in consolidation.

Accounts Receivable

     Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable at December 31, 2003 and March 31, 2004, respectively, were as follows (in thousands):

	December 31, 2003	March 31, 2004
Surgery centers	$20,922	$20,960
Physician networks	1,069	664

	$21,991	$21,624

     The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgery centers as of December 31, 2003 and March 31, 2004:

Payor	December 31, 2003	March 31, 2004
Private insurance	62.9%	57.2%
Medicare and Medicaid	15.0	17.7
Other government	0.3	0.7
Self-pay	17.6	19.5
Other	4.2	4.9

Total	100.0%	100.0%

Goodwill

     Goodwill represents the excess of the purchase price over the fair value of net tangible assets acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally twenty years. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting for those business combinations. Effective January 1, 2002, the amortization of all goodwill was discontinued upon the adoption of SFAS No. 142. SFAS No. 142 no longer permits the amortization of goodwill and other indefinite lived intangible assets over a set period, rather these assets must be tested for impairment at least annually using a fair value method. The Company will perform a goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist, or at least annually during the fourth quarter each year.

     Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2003	$116,654
Purchase price allocations	31,831
Finalized purchase price allocations	402

Balance at March 31, 2004	$148,887

     The purchase price allocation of $31.8 million relates to the Company’s Series A convertible preferred stock and Series B convertible preferred stock which converted upon completion of the Company’s initial public offering as discussed in Note 6.

Revenues

     Revenues consist of the following for the three months ended March 31, 2003 and 2004, respectively (in thousands):

	Three Months Ended March 31,
	2003	2004
Patient service revenues	$37,002	$48,465
Physician service revenues	860	1,000
Other service revenues	3,593	2,482

Total revenues	$41,455	$51,947

     The following table sets forth by type of payor the percentage of our patient service revenues generated for the three months ended March 31, 2003 and 2004, respectively, for surgery centers in which we owned an interest as of March 31, 2003 and 2004, respectively:

	Three Months Ended March 31,
Payor	2003	2004
Private insurance	75.9%	75.8%
Medicare and Medicaid	19.6	19.8
Self-pay	2.7	2.7
Other	1.8	1.7

Total	100.0%	100.0%

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

     Had the Company used the Black-Scholes estimates to determine compensation expense for options granted, net income and net income per share attributable to common stockholders would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2004
Net income as reported	$4,381	$2,579
Pro forma compensation expense for stock option grants	(484)	(493)

Pro forma net income	$3,897	$2,086

Basic earnings per share:
As reported	$0.42	$0.16
Pro forma	0.37	0.13
Diluted earnings per share:
As reported	$0.34	$0.15
Pro forma	0.31	0.12

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes. Actual results could differ from those estimates.

Recent Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 for public companies must be applied for the first interim or annual period beginning after March 15, 2004, with early adoption allowed. The Company adopted FIN 46 on December 31, 2003. The Company has not entered into or acquired any VIEs subsequent to January 31, 2003. The Company has determined that it is the primary beneficiary of a VIE created on July 31, 2002. The Company entered into a development agreement with a group of physicians to develop a surgery center in which it has no ownership interest. The surgery center opened on October 16, 2002. Under the development agreement, a limited liability company in which the Company owns a majority of the ownership interests manages the surgery center, leases certain fixed assets to the surgery center and provides working capital needs to the surgery center. In addition, the investors in the surgery center have insufficient equity at risk. At December 31, 2003, the Company began consolidating this VIE in the accompanying condensed consolidated balance sheet. The Company does not expect the adoption of FIN 46 to have a material effect on the Company’s results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement generally requires liability classification for two broad classes of financial instruments. Under SFAS No. 150, instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, regardless of whether the instrument is settled on a net-cash or gross physical basis are required to be classified as liabilities. Obligations that can be settled in shares, but either derive their value predominately from some other underlying, have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer’s shares, are also required to be classified as liabilities under this statement. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. On November 5, 2003 the FASB agreed to defer indefinitely the effective date of the statement for certain types of noncontrolling interests that are classified as equity in the financial statements of subsidiaries, but are classified as liabilities in the financial statements of related parent companies. As a result of the deferral, companies should continue to account for these interests as minority interests. The Company does not expect SFAS No. 150 to have a material impact on its consolidated financial position or results of operations.

3. Reverse Stock Split and Initial Public Offering

     On February 5, 2004, the Company’s Board of Directors approved a 1-for-4.4303 reverse stock split of the Company’s common stock in connection with its initial public offering. All information related to common stock, options to purchase common stock, warrants to purchase common stock and earnings per share data presented in the accompanying unaudited condensed consolidated financial statements and related notes have been restated to reflect the effect of the reverse stock split of the Company’s common stock.

     On February 11, 2004, the Company completed an initial public offering of 8,280,000 shares of its common stock at a price of $15.00 per share, including 1,080,000 shares sold following exercise in full by the underwriters of an option granted to them by the Company to purchase the additional shares to cover over-allotments. The Company received net proceeds of $115.5 million in the offering, after deducting underwriting discounts and commissions. The Company used the net proceeds to repay indebtedness and to pay holders of the Company’s Series A and Series B convertible preferred stock in connection with the conversion of those shares to common stock upon the completion of the offering as discussed in Note 6.

4. Acquisitions and Dispositions

     During the first quarter of 2003 and 2004, the Company did not acquire or dispose of any surgery centers or physician networks.

5. Long-Term Debt and Convertible Debentures

     The Company’s long-term debt is summarized as follows (in thousands):

	December 31,	March 31,
	2003	2004
Senior Credit Facility	$63,600	$10,000
Notes payable to banks	4,800	4,608
Secured term loans	6,241	5,755
Senior Subordinated Notes	29,106	—
Capital lease obligations	921	855

	104,668	21,218
Less current maturities	(3,631)	(2,741)

	$101,037	$18,477

     The Company’s senior secured credit facility (the “Senior Credit Facility”) provides senior secured financing of up to $110.0 million, through a revolving credit line. The Senior Credit Facility terminates and is due and payable on July 18, 2006. At December 31, 2003 the Company had $63.6 million of outstanding debt under the Senior Credit Facility. The Company used $63.6 million of the proceeds from the initial public offering to repay indebtedness outstanding under the Senior Credit Facility. At March 31, 2004, the Company had $10.0 million of outstanding debt under the Senior Credit Facility. At our option, loans under the Senior Credit Facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our consolidated funded indebtedness to earnings before income taxes and depreciation and amortization (“EBITDA”). During the first quarter of 2004, the Company entered into the First Amendment to the Senior Credit Facility, which changes certain financial covenants and definitions. Availability of funds under the Senior Credit Facility is limited by, among other things, our ratio of indebtedness to EBITDA.

     In July 2003, the Company entered into an agreement through which DLJ Investment Partners II, L.P. and its affiliates agreed to purchase the Company’s 14 3/4% Senior Subordinated Notes due 2008 in the aggregate principal amount of up to $40.0 million. During 2003, the Company issued notes in the aggregate principal amount of about $29.1 million, and may issue additional notes at any time before July 18, 2005. At December 31, 2003, the outstanding balance of the Senior Subordinated Notes was $29.1 million. The Company used proceeds from the initial public offering and certain borrowings under the Senior Credit Facility to repay all outstanding indebtedness under the Senior Subordinated Notes. At March 31, 2004, the Company had no outstanding indebtedness under the Senior Subordinated Notes.

     In connection with the 2002 acquisition of Physicians Surgical Care, Inc. (“PSC”), the Company issued convertible debentures totaling $3.2 million to various persons in exchange for additional ownership interests in certain of PSC’s surgery centers. The convertible debentures bore interest at 4.0% per year and would have matured on April 1, 2005. The convertible debentures automatically converted into shares of common stock at $13.87 per share upon the completion of the Company’s initial public offering as discussed in Note 3.

Other Long-Term Debt Information

     At March 31, 2004, the Company was in compliance with all covenants required by each long-term debt agreement. Scheduled maturities of long-term debt, excluding capital leases, as of March 31, 2004 are as follows (in thousands):

March 31, 2005	$2,269
March 31, 2006	2,054
March 31, 2007	12,161
March 31, 2008	1,134
March 31, 2009	500
Thereafter	2,245

20,363
Less current maturities	(2,269)

$18,094

6. Series A Convertible Preferred Stock and Series B Convertible Preferred Stock

     The Company issued Series A convertible preferred stock and Series B convertible preferred stock in April 2002 in connection with the PSC acquisition. The Series A convertible preferred stock and Series B convertible preferred stock automatically converted into shares of common stock upon the completion of the Company’s initial public offering. When converted, each share of Series A convertible preferred stock and Series B convertible preferred stock entitled the holder to receive 0.2257 of a share of common stock and a cash payment of $4.20 for the Series A holders and $5.22 for the Series B holders, for a total cash payment of $31.8 million. The cash payment of $31.8 million was reflected as an additional purchase price for PSC and recorded as an addition to goodwill during the first quarter of 2004 upon completion of the initial public offering.

7. Earnings Per Share

     Basic and diluted income per share are based on the weighted average number of common shares outstanding and the dilutive impact of outstanding options and warrants to purchase shares (net income in thousands):

	Three Months Ended March 31,
	2003	2004
Numerator for basic and diluted income per share:
Net income	$4,381	$2,579

Denominator:
Denominator for basic income per share weighted-average shares outstanding	10,507,958	16,136,430
Effect of dilutive securities:
Employee stock options	372,312	338,534
Warrants	189,527	169,350
Preferred stock	1,567,910	706,421
Common stock held in escrow	62,535	28,175

Denominator for diluted income per share — adjusted weighted-average shares outstanding	12,700,242	17,378,910

Basic net income per share	$0.42	$0.16
Diluted net income per share	$0.34	$0.15

     The effects of warrants to purchase 19,643 and 18,708 shares of common stock for the three months ended March 31, 2003 and 2004, respectively, were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

8. Commitments and Contingencies

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

Current Operations

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal health care programs. From time to time, governmental regulatory agencies may conduct inquiries of the Company’s facilities. It is the Company’s current practice and future intent to cooperate fully with such inquiries. The Company is not aware of any such inquiry that would have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Potential Physician Investor Liability

     Each physician investor in the partnerships and limited liability companies which operate surgery centers carries general and professional liability insurance or provides other protection against losses as required by state guidelines. Each investee may, however, be liable for damages to persons or property arising from occurrences at the surgery centers. Although the various physician investors and other surgeons are required to obtain general and professional liability insurance or provide other protection against losses, such coverage or protection may be insufficient to cover all potential liability. Since most insurance policies contain exclusions, the physician investor will not be insured against all possible occurrences. In the event of an uninsured or underinsured loss, the value of an investment in the partnership interests or limited liability company membership units and the amount of distributions could be adversely affected.

9. Subsequent Event

     Subsequent to March 31, 2004, the Company acquired a minority interest in Valley Ambulatory Surgery Center, L.P. for approximately $6.5 million using cash from operations and funds borrowed under the Senior Credit Facility. The center has six operating suites and one minor procedure room. The center is a multi-specialty ambulatory surgery center located in a suburb of Chicago, Illinois. Subject to certain conditions, including regulatory approvals, the Company is to purchase the capital stock of the general partner of the center for an additional $7.0 million. At the time the Company purchases the capital stock of the general partner, the Company expects to consolidate this facility for financial reporting purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in Item 1 of this report.

Cautionary Note Regarding Forward-Looking Statements

     This report contains some forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation:

•	our dependence on payments from third-party payors, including government health care programs and managed care organizations;

•	our ability to acquire and develop additional surgery centers on favorable terms and to integrate their business operations successfully;

•	our ability to enter into strategic alliances with health care systems and other health care providers that are leaders in their markets;

•	efforts to regulate the construction, acquisition or expansion of health care facilities;

•	our ability to attract and maintain good relationships with physicians who use our facilities;

•	our ability to enhance operating efficiencies at our surgery centers;

•	uncertainty associated with legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions;

•	our ability to comply with applicable laws and regulations, including physician self-referral laws and laws relating to illegal remuneration under the Medicare, Medicaid or other governmental programs;

•	risks related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which could restrict our ability to operate our facilities licensed as hospitals and could adversely impact our reimbursement revenues;

•	the possibility of adverse changes in federal, state or local regulations affecting the health care industry;

•	the risk of changes to laws governing the corporate practice of medicine that may require us to restructure some of our relationships, which could result in a significant loss of revenues and divert other resources;

•	our ability to incur significant indebtedness;

•	the intense competition for physicians, strategic relationships, acquisitions and managed care contracts, which may result in a decline in our revenues, profitability and market share;

•	the geographic concentration of our operations;

•	our dependence on our senior management; and

•	other risks and uncertainties described in this report or detailed from time to time in our filings with the Securities and Exchange Commission.

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

     These forward-looking statements speak only as of the date made. Other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

     As of March 31, 2004, we owned and operated 36 surgery centers and managed eight additional surgery centers in 19 states. We own a majority interest in 26 of the 36 surgery centers, and consolidate 32 of these centers for financial reporting purposes. Our surgery centers include three facilities that are licensed as hospitals, two of which we own and one of which we manage. In addition to our surgery centers, we also operate a diagnostic center and manage three physician networks, including two physician networks in markets in which we operate surgery centers.

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

     We generate revenue and cash primarily through patient service revenues. We also generate revenue and cash through physician service revenues and other service revenues. Patient service revenues are revenues from surgical or diagnostic procedures performed in each of the surgery centers that we consolidate for financial reporting purposes. The fee charged for a procedure varies depending on the procedure, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications. The fee does not include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor. Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid. Changes in estimated contractual adjustments and discounts are recorded in the period of change. Physician service revenues are revenues from physician networks consisting of reimbursed expenses, plus participation in the excess of revenue over expenses of the physician networks, as provided for in our service agreements with our physician networks. Reimbursed expenses include the costs of personnel, supplies and other expenses incurred to provide the management services to the physician networks. We recognize physician service revenues in the period in which reimbursable expenses are incurred and in the period in which we have the right to receive a percentage of the amount by which a physician network’s revenues exceed its expenses. Physician service revenues are based on net billings with any changes in estimated contractual adjustments reflected in service revenues in the subsequent period. Other service revenues consists of management and administrative service fees derived from the non-consolidated facilities that we account for under the equity method, management of surgery centers in which we do not own an interest and management services we provide to physician networks for which we are not required to provide capital or additional assets.

Revenues

     Revenues consist of the following for the three months ended March 31, 2003 and 2004, respectively (in thousands):

	Three Months Ended March 31,
	2003	2004
Patient service revenues	$37,002	$48,465
Physician service revenues	860	1,000
Other service revenues	3,593	2,482

Total revenues	$41,455	$51,947

Case Mix

     The following table sets forth the percentage of cases in each specialty performed during the three months ended March 31, 2003 and 2004, respectively, at surgery centers in which we owned an interest as of March 31, 2003 and 2004, respectively:

	Three Months Ended March 31,
Specialty	2003	2004
Ear, nose and throat	8.6%	7.8%
Gastrointestinal	16.8	22.8
General surgery	5.4	4.8
Obstetrics/gynecology	4.3	3.4
Ophthalmology	13.6	12.3
Orthopedic	19.2	16.8
Pain management	16.7	15.9
Plastic surgery	3.9	4.2
Other	11.5	12.0

Total	100.0%	100.0%

Payor Mix

     The following table sets forth by type of payor the percentage of our patient service revenues generated during the three months ended March 31, 2003 and 2004, respectively, for surgery centers in which we owned an interest as of March 31, 2003 and 2004, respectively:

	Three Months Ended March 31,
Payor	2003	2004
Private Insurance	75.9%	75.8%
Government	19.6	19.8
Self-pay	2.7	2.7
Other	1.8	1.7

Total	100.0%	100.0%

Acquisitions, Developments and Divestitures

     We did not acquire or divest any surgery centers or physician networks during the first quarter of 2003 or 2004. The results of operations for the three months ended March 31, 2004 reflect acquisitions and divestitures we made subsequent to March 31, 2003. Subsequent to March 31, 2003, we acquired five centers, including one licensed as a hospital, opened five newly-developed surgery centers and assumed a management agreement for one additional surgery center licensed as a hospital. We entered into management agreements with each of these surgery centers and have a majority ownership interest in four of these centers. Our investment related to these centers was about

$52.6 million, including about $50.7 million funded with debt, and the assumption of about $873,200 in long-term debt. In addition, we issued warrants to purchase 14,101 shares of our common stock.

     In addition, during September 2003, we acquired an additional 39% ownership interest in Dry Creek Imaging Center, a diagnostic imaging center that is adjacent to our surgery center in the Denver, Colorado market, for about $1.5 million in cash. We now own 90% of the center. Also in September 2003, we acquired an additional 16.4% ownership interest in Village SurgiCenter in Erie, Pennsylvania, for about $1.0 million in cash. We now own about 82% of the center.

     All of our acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of these acquired surgery centers are reflected on a consolidated or equity basis in our consolidated financial statements from the respective dates of their acquisitions.

     Effective August 8, 2003, we sold a 33% interest in Physicians SurgiCenter of Houston in Houston, Texas to Memorial Hermann Hospital for about $825,000 in cash. We now own a 38% interest in the center. Memorial Hermann Hospital has the right to require us to repurchase its interest at any time, for an appraised fair market value. We have reflected this repurchase obligation as a liability in our condensed consolidated balance sheet at December 31, 2003 and March 31, 2004. We are negotiating with the hospital to amend this right so that it will not be triggered unless, among other reasons, the center relocates, closes, ceases business or loses its license to provide outpatient surgical services, we materially breach the partnership agreement and fail to cure the breach or the partnership incurs more than an agreed upon amount of indebtedness. We cannot assure you that we will be able to obtain this amendment.

     Effective May 20, 2003, the surgery center we managed in Knoxville, Tennessee closed following the opening of the new surgery center in this market we developed with the same organization, University Health System, Inc. We have a 25% ownership interest in the new surgery center.

Results of Operations

     The following table contains unaudited summary statements of operations for each of the three months ended March 31, 2003 and 2004. The table also shows the percentage relationship to total revenues for the periods indicated:

	Three months ended March 31,
	2003		2004
		% of		% of
	Amount	Revenues	Amount	Revenues
	(in thousands)
	(unaudited)
Revenues	$41,455	100.0%	$51,947	100.0%
Cost of revenues	26,590	64.1	33,989	65.4
General and administrative expense	3,911	9.4	4,544	8.7
Depreciation and amortization	2,239	5.4	2,712	5.2
Provision for doubtful accounts	400	1.0	697	1.3
Income on equity investments	(103)	(0.2)	(121)	(0.1)
Impairment and loss on disposal of long-lived assets	—	—	16	—
Gain on sale of long-lived assets	—	—	(80)	(0.1)

Total operating expenses	33,037	79.7%	41,757	80.4%
Operating income	8,418	20.3	10,190	19.6
Minority interests in income of consolidated subsidiaries	(2,894)	(7.0)	(3,420)	(6.6)
Interest expense, net	(959)	(2.3)	(2,577)	(4.9)

Income before income taxes	4,565	11.0	4,193	8.1
Provision for income taxes	184	0.4	1,614	3.1

Net income	$4,381	10.6%	$2,579	5.0%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     During the three months ended March 31, 2004, our revenues increased 25.1% to $51.9 million from $41.5 million for the three months ended March 31, 2003. Net income decreased to $2.6 million from $4.4 million for the three months ended March 31, 2003. Our financial results for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 were driven by the addition of ten centers and organic growth at existing centers. Results for the three months ended March 31, 2004 included an effective tax rate of 38.5% compared to an effective tax rate of 4% during the three months ended March 31, 2003. The 2004 results also included the impact of higher interest expense and prepayment penalties incurred in connection with the refinancing of outstanding indebtedness, which was completed in the third quarter of 2003. We repaid the higher cost indebtedness with proceeds from our initial public offering completed during the three months ended March 31, 2004.

     Revenues. Revenues increased 25.1% from $41.5 million for the three months ended March 31, 2003 to $51.9 million for the three months ended March 31, 2004. This increase was primarily the result of a $6.5 million increase in patient service revenues from surgery centers acquired or developed since January 1, 2003 and a $3.9 million increase in patient service revenues from facilities that we owned throughout the three months ended March 31, 2004 and 2003 (which we refer to as “same store” facilities). The increase in same store revenues was primarily the result of an increase in the number of cases performed during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

     Cost of Revenues. Cost of revenues increased 27.8% from $26.6 million for the three months ended March 31, 2003 to $34.0 million for the three months ended March 31, 2004. The increase was primarily the result of a $4.5 million increase in cost of revenues from surgery centers acquired or developed since January 1, 2003 and a $2.9 million increase in cost of revenues from same store facilities. The increase in same store cost of revenues was primarily the result of the increase in the number of cases performed during the three months ended March 31, 2004 compared with the three months ended March 31, 2003. The $2.9 million increase in same store cost of revenues was primarily related to increases in salaries and wages of $1.1 million, supplies expense of $1.0 million, professional and medical fees of $215,000 and other cost of revenues of $575,000. As a percentage of revenues, cost of revenues increased slightly from 64.1% for the three months ended March 31, 2003 to 65.4% for the three months ended March 31, 2004, primarily as a result of surgery centers acquired or developed since January 1, 2003.

     General and Administrative Expense. General and administrative expense increased 15.4% from $3.9 million for the three months ended March 31, 2003 to $4.5 million for the three months ended March 31, 2004. The increase in general and administrative expense was primarily related to the overall growth in the number of surgery centers. As a percentage of revenues, general and administrative expense decreased from 9.4% for the three months ended March 31, 2003 to 8.7% for the three months ended March 31, 2004. This decrease was primarily the result of improved economies of scale.

     Depreciation and Amortization. Depreciation and amortization expense increased 22.7% from $2.2 million for the three months ended March 31, 2003 to $2.7 million for the three months ended March 31, 2004. The increase in depreciation and amortization expense was primarily related to surgery centers acquired or developed since January 1, 2003. As a percentage of revenues, depreciation and amortization expense decreased slightly from 5.4% for the three months ended March 31, 2003 to 5.2% for the three months ended March 31, 2004.

     Provision for Doubtful Accounts. Provision for doubtful accounts increased from $400,000 for the three months ended March 31, 2003 to $697,000 for the three months ended March 31, 2004. This increase is primarily attributed to the surgery centers acquired or developed since January 1, 2003. As a percentage of revenues, the provision for doubtful accounts increased slightly from 1.0% for the three months ended March 31, 2003 to 1.3% for the three months ended March 31, 2004.

     Operating Income. Operating income increased 21.4% from $8.4 million for the three months ended March 31, 2003 to $10.2 million for the three months ended March 31, 2004. This increase was primarily the result of an increase of $1.4 million from surgery centers acquired or developed since January 1, 2003 and a $400,000 increase from same store facilities. As a percentage of revenues, operating income decreased slightly from 20.3% for the three months ended March 31, 2003 to 19.6% for the three months ended March 31, 2004.

     Minority Interests in Income of Consolidated Subsidiaries. Minority interests in income of consolidated subsidiaries increased 17.2% from $2.9 million for the three months ended March 31, 2003 to $3.4 million for the three months ended March 31, 2004. This increase was primarily the result of a $371,000 increase in minority interests for same store facilities primarily as a result of the consolidation of the variable interest entity and a $153,000 increase in minority interests for surgery centers acquired or developed since January 1, 2003.

     Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased from $1.0 million for the three months ended March 31, 2003 to $2.6 million for the three months ended March 31, 2004. The increase in interest expense was primarily the result of higher interest expense in connection with the refinancing of outstanding indebtedness during the third quarter of 2003 and prepayment penalties of approximately $700,000 incurred as a result of the repayment of indebtedness under our Senior Subordinated Notes during the three months ended March 31, 2004.

     Provision for Income Taxes. The provision for income taxes increased from $184,000 for the three months ended March 31, 2003 to $1.6 million for the three months ended March 31, 2004. Our effective tax rate increased from 4.0% for the three months ended March 31, 2003 to 38.5% for the three months ended March 31, 2004. We anticipate an effective tax rate of 38.5% for the twelve months ending December 31, 2004.

     Net Income. Net income decreased from $4.4 million for the three months ended March 31, 2003 to $2.6 million for the three months ended March 31, 2004. Net income decreased primarily as a result of an increase in interest expense of $1.6 million and an increase in the provision for income taxes of $1.4 million. These increases in expenses were partially offset by increased net income of surgery centers acquired or developed since January 1, 2003 and an increase in same store facilities net income for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

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

     During the three months ended March 31, 2004, we generated operating cash flow of $3.1 million. Net cash used in investing activities during the three months ended March 31, 2004 was $33.4 million, including $31.8 million of payments related to the conversion of Series A and Series B convertible preferred stock. Our net cash provided by financing activities during the three months ended March 31, 2004 was $32.9 million, primarily related to proceeds of $115.5 million from our initial public offering which were partially offset by $93.5 million of payments on long-term debt.

     In July 2003, we established a Senior Credit Facility that provides senior secured financing of up to $110.0 million, through a revolving credit line. The Senior Credit Facility terminates and is due and payable on July 18, 2006. At March 31, 2004, we had $10.0 million of outstanding debt under the Senior Credit Facility. During the three months ended March 31, 2004, we used $63.6 million of the proceeds from the initial public offering to repay outstanding indebtedness under the Senior Credit Facility. At our option, loans under the Senior Credit Facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our consolidated funded indebtedness to EBITDA. During the first quarter of 2004, we entered into the First Amendment to the Senior Credit Facility, which changes certain financial covenants and definitions. Availability of funds under the Senior Credit Facility is limited by, among other things, our ratio of indebtedness to EBITDA.

     In July 2003, we entered into an agreement through which DLJ Investment Partners II, L.P. and its affiliates agreed to purchase our 14 3/4% Senior Subordinated Notes due 2008 in the aggregate principal amount of up to $40.0 million. During 2003, we issued notes in the aggregate principal amount of about $29.1 million, and may issue additional notes at any time before July 18, 2005. At December 31, 2003, the outstanding balance of the Senior Subordinated Notes was $29.1 million. We used proceeds from the initial public offering and certain borrowings under the Senior Credit Facility to repay all outstanding indebtedness under the Senior Subordinated Notes. At March 31, 2004, we had no outstanding indebtedness under the Senior Subordinated Notes.

     In connection with the 2002 acquisition of Physicians Surgical Care, Inc. (“PSC”), we issued convertible debentures totaling $3.2 million to various persons in exchange for additional ownership interests in certain of PSC’s surgery centers. The convertible debentures bore interest at 4.0% per year and would have matured on April 1, 2005. The convertible debentures automatically converted into shares of common stock at $13.87 per share upon the completion of our initial public offering.

     We believe that existing funds, cash flows from operations and borrowings under our Senior Credit Facility will provide sufficient liquidity for the next 12 to 18 months. We will need to incur additional debt or issue additional equity or debt securities in the future to fund our acquisitions and development projects. We cannot assure that capital will be available on acceptable terms, if at all. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program. Our ability to meet our funding needs could be adversely affected if we suffer adverse results from our operations, or if we violate the covenants and restrictions to which we are subject under our Senior Credit Facility and Senior Subordinated Notes.

Inflation

     Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.

Recent Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 for public companies must be applied for the first interim or annual period beginning after March 15, 2004, with early adoption allowed. The Company adopted FIN 46 on December 31, 2003. The Company has not entered into or acquired any VIEs subsequent to January 31, 2003. The Company has determined that it is the primary beneficiary of a VIE created on July 31, 2002. The Company entered into a development agreement with a group of physicians to develop a surgery center in which it has no ownership interest. The surgery center opened on October 16, 2002. Under the development agreement, a limited liability company in which the Company owns a majority of the ownership interests manages the surgery center, leases certain fixed assets to the surgery center and provides working capital needs to the surgery center. In addition, the investors in the surgery center have insufficient equity at risk. At December 31, 2003, the Company began consolidating this VIE in the accompanying condensed consolidated balance sheet. The Company does not expect the adoption of FIN 46 to have a material effect on the Company’s results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement generally requires liability classification for two broad classes of financial instruments. Under SFAS No. 150, instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, regardless whether the instrument is settled on a net-cash or gross physical basis are required to be classified as liabilities. Obligations that can be settled in shares, but either derive their value predominately from some other underlying, have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer’s shares, are also required to be classified as liabilities under this statement. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. On November 5, 2003 the FASB agreed to defer indefinitely the effective date of the statement for certain types of noncontrolling interests that are classified as equity in the financial statements of subsidiaries, but are classified as liabilities in the financial statements of related parent companies. As a result of the deferral, companies should continue to account for these interests as minority interests. The Company does not expect SFAS No. 150 to have a material impact on its consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments, including interest rate swaps. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At March 31, 2004, $10.8 million of our total long-term debt was subject to variable rates of interest, while the remaining $10.4 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $108,100. The fair value of our long-term debt, based on a discounted cash flow analysis, approximates its carrying value as of March 31, 2004.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner.

(b)	Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     For the three months ended March 31, 2004, we issued the following securities that were not registered under the Securities Act of 1933, as amended. Each of the transactions described below was conducted in reliance upon the exemptions from registration provided in Sections 3(b) and 4(2) of the Securities Act and Regulation D and the other rules and regulations promulgated thereunder. Each of these issuances was made without the use of an underwriter, and the certificates and other documentation evidencing the securities issued in connection with these transactions bear a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.

•	On February 2, 2004, we issued 7,483 shares of our common stock to a former employee for an aggregate of $79,998 upon exercise of stock options.

•	On February 6, 2004, we issued 16,369 shares of our common stock to a former employee for an aggregate of $175,000 upon exercise of stock options.

•	On February 19, 2004, we issued 9,354 shares of our common stock to a former employee for an aggregate of $100,000 upon exercise of stock options.

•	On March 19, 2004, we issued 3,402 shares of our common stock to an individual who holds an ownership interest in one of the Company’s surgery centers for an aggregate of $27,660 upon exercise of warrants.

•	On March 29, 2004, we issued 10,351 shares of our common stock to an individual who holds an ownership interest in one of the Company’s surgery centers for an aggregate of $84,154 upon exercise of warrants.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Index to Exhibits

No.		Description
3.1	—	Certificate of Incorporation (a)

3.2	—	Certificate of Amendment to Certificate of Incorporation (b)

3.3	—	Certificate of Retirement of Stock (c)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (a)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (b)

3.6	—	Bylaws (a)

4.1	—	Form of Common Stock Certificate (a)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (d)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (d)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (d)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (d)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (e)

4.7	—	Director Nomination Agreement, dated as of April 1, 2002, among Symbion, Inc., J. H. Whitney III, L.P., J. H. Whitney IV, L.P. and Whitney Strategic Partners III, L.P. (d)

10.15	—	First Amendment to Credit Agreement, dated January 30, 2004, among Symbion, Inc., various lenders party thereto and Bank of America, N.A., as Administrative Agent and as Issuing Bank (a)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (Registration No. 333-113272).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (Registration No. 000-50574).

(b)	Reports on Form 8-K

     On February 27, 2004, we furnished, pursuant to Item 12 of Form 8-K, a press release announcing financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Symbion, Inc.
By:	/s/ Kenneth C. Mitchell
Kenneth C. Mitchell
Chief Financial Officer and Senior Vice President of Finance (principal financial and accounting officer)

Date: May 14, 2004

EXHIBIT INDEX

No.		Description
3.1	—	Certificate of Incorporation (a)

3.2	—	Certificate of Amendment to Certificate of Incorporation (b)

3.3	—	Certificate of Retirement of Stock (c)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (a)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (b)

3.6	—	Bylaws (a)

4.1	—	Form of Common Stock Certificate (a)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (d)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (d)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (d)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (d)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (e)

4.7	—	Director Nomination Agreement, dated as of April 1, 2002, among Symbion, Inc., J. H. Whitney III, L.P., J. H. Whitney IV, L.P. and Whitney Strategic Partners III, L.P. (d)

10.15	—	First Amendment to Credit Agreement, dated January 30, 2004, among Symbion, Inc., various lenders party thereto and Bank of America, N.A., as Administrative Agent and as Issuing Bank (a)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (Registration No. 333-113272).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (Registration No. 000-50574).