Form 10-Q
period 2004-06-30
SYMBION INC/TN
filed 2004-08-13
CIK 1091312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of July 31, 2004, there were 20,920,766 shares of the registrant’s common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

SYMBION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,	June 30,
	2003	2004
	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,658	$20,837
Accounts receivable, less allowance for doubtful accounts $12,532 and $12,978, respectively	21,673	21,845
Inventories	5,371	5,569
Prepaid expenses and other current assets	4,380	4,513

Total current assets	49,082	52,764
Property and equipment:
Land	1,276	1,301
Buildings and improvements	32,845	33,692
Furniture and equipment	48,854	53,322
Computers and software	6,645	5,945

	89,620	94,260
Less accumulated depreciation	(26,906)	(32,281)

Property and equipment, net	62,714	61,979
Goodwill	116,654	151,899
Other intangible assets, net	1,022	986
Investments in and advances to affiliates	13,778	20,128
Other assets	9,534	3,493

Total assets	$252,784	$291,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,800	$4,826
Accrued payroll and benefits	6,533	6,052
Other accrued expenses	9,139	7,128
Current maturities of long-term debt	3,631	2,234

Total current liabilities	23,103	20,240
Long-term debt, less current maturities	101,037	18,906
Other liabilities	4,609	5,459
Convertible debentures	3,071	—
Minority interests	16,949	17,375
Stockholders’ equity:
Preferred stock, $0.01 par value; 16,946,316 shares authorized at December 31, 2003 and 10,000,000 at June 30, 2004:
Series A convertible preferred stock, 4,341,726 shares designated, issued and outstanding at December 31, 2003 and no shares designated, issued and outstanding at June 30, 2004	13,590	—
Series B convertible preferred stock, 2,604,590 shares designated, issued and outstanding at December 31, 2003 and no shares designated, issued and outstanding at June 30, 2004	8,152	—
Common stock, 225,000,000 shares, $0.01 par value, authorized at December 31, 2003 and at June 30, 2004; 10,612,687 shares issued and outstanding at December 31, 2003 and 20,913,121 shares issued and outstanding at June 30, 2004	106	209
Additional paid-in-capital	61,746	202,453
Stockholder notes receivable	(305)	(313)
Retained earnings	20,726	26,920

Total stockholders’ equity	104,015	229,269

Total liabilities and stockholders’ equity	$252,784	$291,249

See accompanying notes.

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Revenues	$44,053	$52,727	$85,508	$104,674
Operating expenses:
Salaries and benefits	11,326	13,738	22,228	27,319
Supplies	8,590	10,563	16,209	20,846
Professional and medical fees	2,362	2,708	4,487	5,306
Rent and lease expense	2,665	3,282	5,326	6,439
Other operating expenses	3,519	4,556	6,802	8,926

Cost of revenues	28,462	34,847	55,052	68,836
General and administrative expense	4,178	4,633	8,089	9,177
Depreciation and amortization	2,273	2,746	4,512	5,458
Provision for doubtful accounts	670	832	1,070	1,529
Income on equity investments	(55)	(366)	(158)	(487)
Impairment and loss on disposal of long-lived assets	—	—	—	16
Gain on sale of long-lived assets	—	(77)	—	(157)

Total operating expenses	35,528	42,615	68,565	84,372

Operating income	8,525	10,112	16,943	20,302
Minority interests in income of consolidated subsidiaries	(3,036)	(3,538)	(5,930)	(6,958)
Interest expense, net	(1,138)	(696)	(2,097)	(3,273)

Income before income taxes	4,351	5,878	8,916	10,071
Provision for income taxes	320	2,263	504	3,877

Net income	$4,031	$3,615	$8,412	$6,194

Net income per share:
Basic	$0.38	$0.17	$0.80	$0.34
Diluted	$0.32	$0.17	$0.66	$0.32
Weighted average number of common shares outstanding and common equivalent shares:
Basic	10,537	20,822	10,523	18,479
Diluted	12,653	21,401	12,677	19,397

See accompanying notes.

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2003	2004
Cash flows from operating activities:
Net income	$8,412	$6,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,512	5,458
Impairment and loss on disposal of long-lived assets	—	16
Gain on sale of long-lived assets	—	(157)
Minority interests	5,930	6,958
Income taxes	504	3,877
Distributions to minority partners	(4,505)	(6,909)
Income on equity investments	(158)	(487)
Provision for bad debts	1,070	1,529
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(829)	(1,102)
Other assets	(2,018)	(1,024)
Other liabilities	(1,086)	(2,146)

Net cash provided by operating activities	11,832	12,207

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	16	(38,311)
Purchases of property and equipment, net	(7,058)	(4,399)
Change in other assets	(1,564)	618

Net cash used in investing activities	(8,606)	(42,092)

Cash flows from financing activities:
Principal payments on long-term debt	(9,739)	(97,165)
Proceeds from debt issuances	6,898	13,500
Proceeds from capital contributions by minority partners	242	947
Proceeds from initial public offering, net	—	115,506
Other financing activities	—	276

Net cash provided by (used in) financing activities	(2,599)	33,064

Net increase in cash and cash equivalents	627	3,179
Cash and cash equivalents at beginning of period	21,648	17,658

Cash and cash equivalents at end of period	$22,275	$20,837

See accompanying notes.

SYMBION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited
June 30, 2004

1. Organization

     Symbion, Inc. (the “Company”), through its wholly-owned subsidiaries, owns interests in limited partnerships and limited liability companies which own and operate surgery centers in joint-ownership with physicians and physician groups, hospitals and hospital networks. As of June 30, 2004, the Company owned and operated 37 surgery centers and managed eight additional surgery centers in 20 states. The Company owns a majority interest in 26 of the 37 surgery centers and consolidates 32 of these centers for financial reporting purposes. The Company’s surgery centers include three facilities that are licensed as hospitals, two of which are owned and one of which is managed. In addition to the surgery centers, the Company also operates a diagnostic center and manages three physician networks, including two physician networks in markets in which the Company also operates surgery centers.

2. Significant Accounting Policies and Practices

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal, recurring nature. Certain amounts from the previous period have been reclassified to conform to the current year presentation. Operating results for the quarter and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Accounts Receivable

     Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable at December 31, 2003 and June 30, 2004, respectively, were as follows (in thousands):

	December 31, 2003	June 30, 2004
Surgery centers	$20,922	$21,259
Physician networks	751	586

Total	$21,673	$21,845

     The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgery centers as of December 31, 2003 and June 30, 2004:

Payor	December 31, 2003	June 30, 2004
Private insurance	62.9%	58.1%
Medicare and Medicaid	15.0	16.5
Other government	0.3	0.4
Self-pay	17.6	18.7
Other	4.2	6.3

Total	100.0%	100.0%

Goodwill

     Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally twenty years. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting for those business combinations. Effective January 1, 2002, the amortization of all goodwill was discontinued upon the adoption of SFAS No. 142. SFAS No. 142 no longer permits the amortization of goodwill and other indefinite lived intangible assets over a set period; rather these assets must be tested for impairment at least annually using a fair value method. The Company will perform a goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist, or at least annually during the fourth quarter each year.

     Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2003	$116,654
Purchase price allocations	35,483
Finalized purchase price allocations	(238)

Balance at June 30, 2004	$151,899

     The purchase price allocation of $35.5 million includes $31.8 million related to the Company’s Series A convertible preferred stock and Series B convertible preferred stock which converted into common stock and the right to receive cash upon completion of the Company’s initial public offering as discussed in Note 6. The purchase price allocation of $35.5 million also includes $3.7 million of goodwill related to 204,500 shares of the Company’s common stock that were issued to the former stockholders of Physicians Surgical Care, Inc. (“PSC”) pursuant to an earn-out provision in the Company’s purchase agreement with PSC. The earn-out was based on the 2003 financial results of one of the surgery centers acquired from PSC in March 2002.

Revenues

     Revenues consist of the following for the three months and six months ended June 30, 2003 and 2004, respectively (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2004	2003	2004
Patient service revenues	$39,640	$49,276	$76,762	$97,741
Physician service revenues	922	1,000	1,782	2,004
Other service revenues	3,491	2,451	6,964	4,929

Total revenues	$44,053	$52,727	$85,508	$104,674

     The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the three months and six months ended June 30, 2003 and 2004, respectively, for surgery centers in which the Company owned an interest as of June 30, 2003 and 2004, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Payor	2003	2004	2003	2004
Private insurance	76.2%	74.9%	76.1%	75.3%
Government	19.0	19.9	19.3	19.9
Self-pay	2.9	3.6	2.8	3.1
Other	1.9	1.6	1.8	1.7

Total	100.0%	100.0%	100.0%	100.0%

Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to record stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations thereof and, accordingly, recognizes no compensation expense for options granted when the exercise price equals, or is greater than, the market price of the underlying stock on the date of grant (the “intrinsic value method”).

     Had the Company used the Black-Scholes estimates to determine compensation expense for options granted, net income and net income per share attributable to common stockholders would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2004	2003	2004
Net income as reported	$4,031	$3,615	$8,412	$6,194
Pro forma compensation expense for stock option grants, net of taxes	(475)	(448)	(959)	(941)

Pro forma net income	$3,556	$3,167	$7,453	$5,253

Basic earnings per share:
As reported	$0.38	$0.17	$0.80	$0.34
Pro forma	0.34	0.15	0.71	0.28
Diluted earnings per share:
As reported	$0.32	$0.17	$0.66	$0.32
Pro forma	0.28	0.15	0.59	0.27

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes. Actual results could differ from those estimates.

Recent Accounting Standards

     In December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46(R) requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46(R) for public companies must be applied for the first interim or annual period beginning after March 15, 2004, with early adoption allowed. The Company adopted FIN 46(R) on December 31, 2003. The Company has not entered into or acquired any VIEs subsequent to January 31, 2003. The Company has determined that it is the primary beneficiary of a VIE created on July 31, 2002. The Company entered into a development agreement with a group of physicians to develop a surgery center in which the Company has no ownership interest. The surgery center opened on October 16, 2002. Under the development agreement, a limited liability company in which the Company owns a majority of the ownership interests manages the surgery center, leases certain fixed assets to the surgery center and provides working capital to the surgery center. In addition, the investors in the surgery center have insufficient equity at risk. At December 31, 2003, the Company began consolidating this VIE in the accompanying condensed consolidated balance sheet. The Company, as permitted by FIN 46(R), did not restate prior period information upon adoption. The adoption of FIN 46(R) did not have a material effect on the Company’s results of operations.

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

4. Acquisitions, Developments and Dispositions

     During the second quarter of 2003, the Company opened two newly developed surgery centers. One of the newly developed surgery centers, located in Knoxville, Tennessee, replaced a surgery center that the Company managed in the same market. The other newly developed surgery center is located in Worcester, Massachusetts and opened in May 2003. The Company entered into management contracts with both of these newly developed surgery centers. The Company has a majority interest in the surgery center located in Worcester, Massachusetts and consolidates this surgery center for financial reporting purposes. The Company has a 25% ownership interest in the surgery center located in Knoxville, Tennessee and accounts for this surgery center under the equity method.

     During the second quarter of 2004, the Company acquired a minority interest in Valley Ambulatory Surgery Center, L.P. for approximately $6.5 million, using cash from operations. The center has six operating suites and one minor procedure room. The center is a multi-specialty ambulatory surgery center located in a suburb of Chicago, Illinois. Subject to certain conditions, including regulatory approvals, the Company has agreed to purchase the capital stock of the general partner of the center for an additional $7.0 million. At the time the Company purchases the capital stock of the general partner, the Company expects to consolidate this facility for financial reporting purposes.

5. Long-Term Debt and Convertible Debentures

     The Company’s long-term debt is summarized as follows (in thousands):

	December 31,	June 30,
	2003	2004
Senior Credit Facility	$63,600	$10,500
Notes payable to banks	4,800	4,478
Secured term loans	6,241	5,332
Senior Subordinated Notes	29,106	—
Capital lease obligations	921	830

	104,668	21,140
Less current maturities	(3,631)	(2,234)

	$101,037	$18,906

     The Company’s senior secured credit facility (the “Senior Credit Facility”) provides senior secured financing of up to $110.0 million, through a revolving credit line. The Senior Credit Facility terminates and is due and payable on July 18, 2006. At December 31, 2003, the Company had $63.6 million of outstanding debt under the Senior Credit Facility. The Company used $63.6 million of the proceeds from the initial public offering to repay indebtedness outstanding under the Senior Credit Facility. At June 30, 2004, the Company had $10.5 million of outstanding debt under the Senior Credit Facility. At the Company’s option, loans under the Senior Credit Facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of the Company’s consolidated funded indebtedness to earnings before income taxes and depreciation and amortization (“EBITDA”). During the first quarter of 2004, the Company entered into the First Amendment to the Senior Credit Facility, which changed certain financial covenants and definitions. Availability of funds under the Senior Credit Facility is limited by, among other things, the Company’s ratio of indebtedness to EBITDA.

     In July 2003, the Company entered into an agreement through which DLJ Investment Partners II, L.P. and its affiliates agreed to purchase the Company’s 143/4% Senior Subordinated Notes due 2008 in the aggregate principal amount of up to $40.0 million. During 2003, the Company issued notes in the aggregate principal amount of about $29.1 million, and may issue up to an additional $10.9 million of notes at any time before July 18, 2005. At December 31, 2003, the outstanding balance of the Senior Subordinated Notes was $29.1 million. The Company used proceeds from the initial public offering and certain borrowings under the Senior Credit Facility to repay all outstanding indebtedness under the Senior Subordinated Notes. At June 30, 2004, the Company had no outstanding indebtedness under the Senior Subordinated Notes.

     In connection with the 2002 acquisition of PSC, the Company issued convertible debentures totaling $3.2 million to various persons in exchange for additional ownership interests in certain of PSC’s surgery centers. The convertible debentures bore interest at 4.0% per year and would have matured on April 1, 2005. The convertible debentures automatically converted into shares of common stock at $13.87 per share upon the completion of the Company’s initial public offering.

At June 30, 2004, the Company was in compliance with all covenants required by each long-term debt agreement.

6. Series A Convertible Preferred Stock and Series B Convertible Preferred Stock

     The Company issued Series A convertible preferred stock and Series B convertible preferred stock in April 2002 in connection with the PSC acquisition. The Series A convertible preferred stock and Series B convertible preferred stock automatically converted into shares of common stock upon the completion of the Company’s initial public offering. When converted, each share of Series A convertible preferred stock and Series B convertible preferred stock entitled the holder to receive 0.2257 of a share of common stock and a cash payment of $4.20 for the Series A holders and $5.22 for the Series B holders, for a total cash payment of $31.8 million. The cash payment of $31.8 million was reflected as additional purchase price for PSC and recorded as an addition to goodwill during the first quarter of 2004 upon completion of the initial public offering.

7. Earnings Per Share

     Basic and diluted income per share are based on the weighted average number of common shares outstanding and the dilutive impact of outstanding options and warrants to purchase shares (net income in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2004	2003	2004
Numerator for basic and diluted income per share:
Net income	$4,031	$3,615	$8,412	$6,194

Denominator:
Denominator for basic income per share weighted-average shares outstanding	10,537,445	20,822,095	10,522,702	18,479,262
Effect of dilutive securities:
Employee stock options	295,484	408,938	333,897	387,181
Warrants	189,527	169,861	189,527	163,653
Preferred stock	1,567,910	—	1,567,910	353,211
Common stock held in escrow	62,535	—	62,535	14,087

Denominator for diluted income per share — adjusted weighted-average shares outstanding	12,652,901	21,400,894	12,676,571	19,397,394

Basic net income per share	$0.38	$0.17	$0.80	$0.34
Diluted net income per share	$0.32	$0.17	$0.66	$0.32

     The effects of warrants to purchase 19,643 shares of common stock for the three months and six months ended June 30, 2003 were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

8. Commitments and Contingencies

Professional, General and Workers Compensation Liability Risks

     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. This insurance coverage is on a claims-made basis. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that would have a material adverse affect on the Company’s business, financial condition or results of operations. The Company expenses the costs under the self-insured retention exposure for general and professional liability claims which relate to (i) deductibles on claims made during the policy period, and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. These expenses are based on various assumptions. A change in one or more of these assumptions could materially change the Company’s consolidated financial position or results of operations.

Current Operations

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare, Medicaid and other federal health care programs. From time to time, governmental regulatory agencies may conduct inquiries of the Company’s facilities. It is the Company’s current practice and intent to cooperate fully with such inquiries. The Company is not aware of any such inquiry that would have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Potential Physician Investor Liability

     Each physician investor in the partnerships and limited liability companies which operate surgery centers carries general and professional liability insurance or provides other protection against losses as required by state guidelines. Each investor in a partnership or limited liability company may, however, be liable for damages to persons or property arising from occurrences at the surgery centers. Although the various physician investors and other surgeons are required to obtain general and professional liability insurance or provide other protection against losses, such coverage or protection may be insufficient to cover all potential liability. Since most insurance policies contain exclusions, the physician investor will not be insured against all possible occurrences. In the event of an uninsured or underinsured loss, the value of an investment in the partnership interests or limited liability company membership units and the amount of distributions could be adversely affected.

9. Subsequent Events

     Subsequent to June 30, 2004, the Company signed an agreement to manage the DeSoto Surgery Center, an affiliate of Baptist Memorial Health Services, Inc. (“BHS”) in Memphis, Tennessee, increasing to seven the number of centers that the Company manages on behalf of BHS. In addition, the Company acquired a 90% ownership interest in a physician practice-based surgical facility that holds a Certificate of Need located in Savannah, Georgia.

The Company plans to syndicate interests in this center to additional physicians. The Company also intends to renovate and expand this center to two operating rooms. The Company expects the project to be fully operational in the first half of 2005.

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

Cautionary Note Regarding Forward-Looking Statements

     This report contains some forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation:

•	our dependence on payments from third-party payors, including government health care programs and managed care organizations;

•	our ability to acquire and develop additional surgery centers on favorable terms and to integrate their business operations successfully;

•	our ability to enter into strategic alliances with health care systems and other health care providers that are leaders in their markets;

•	efforts to regulate the construction, acquisition or expansion of health care facilities;

•	our ability to attract and maintain good relationships with physicians who use our facilities;

•	our ability to enhance operating efficiencies at our surgery centers;

•	uncertainty associated with legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions;

•	our ability to comply with applicable laws and regulations, including physician self-referral laws and laws relating to illegal remuneration under the Medicare, Medicaid or other governmental programs;

•	risks related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which could restrict our ability to operate our facilities licensed as hospitals and could adversely impact our reimbursement revenues;

•	the possibility of adverse changes in federal, state or local regulations affecting the health care industry;

•	the risk of changes to laws governing the corporate practice of medicine that may require us to restructure some of our relationships, which could result in a significant loss of revenues and divert other resources;

•	our ability to incur significant indebtedness;

•	the intense competition for physicians, strategic relationships, acquisitions and managed care contracts, which may result in a decline in our revenues, profitability and market share;

•	the geographic concentration of our operations, which makes us particularly sensitive to regulatory, economic and other conditions in those states;

•	our dependence on our senior management; and

•	other risks and uncertainties described in this report or detailed from time to time in our filings with the Securities and Exchange Commission.

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

Executive Overview

     As of June 30, 2004, we owned and operated 37 surgery centers and managed eight additional surgery centers in 20 states. We own a majority interest in 26 of the 37 surgery centers and consolidate 32 of these centers for financial reporting purposes. Our surgery centers include three facilities that are licensed as hospitals, two of which we own and one of which we manage. In addition to our surgery centers, we also operate a diagnostic center and manage three physician networks, including two physician networks in markets in which we operate surgery centers.

     On February 11, 2004, we completed an initial public offering of 8,280,000 shares of common stock at a price of $15.00 per share, which included 1,080,000 shares sold following exercise in full by the underwriters of an option to purchase the additional shares that we granted to the underwriters to cover over-allotments. We received net proceeds of $115.5 million in the offering, after deducting underwriting discounts and commissions. We used the net proceeds to repay indebtedness and to pay holders of our Series A and Series B convertible preferred stock in connection with the conversion of those shares to common stock upon the completion of the offering.

     We generate revenues and cash primarily through patient service revenues. We also generate revenues and cash through physician service revenues and other service revenues. Patient service revenues are revenues from surgical or diagnostic procedures performed in each of the surgery centers that we consolidate for financial reporting purposes. The fee charged for a procedure varies depending on the procedure, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications. The fee does not include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor. Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid. Changes in estimated contractual adjustments and discounts are recorded in the period of change. Physician service revenues are revenues from physician networks for which we have a contractual obligation to provide capital and additional assets in addition to management services. Physician service revenues consist of reimbursed expenses, plus participation in the excess of revenues over expenses of the physician networks, as provided for in our service agreements with our physician networks. Reimbursed expenses include the costs of personnel, supplies and other expenses incurred to provide the management services to the physician networks. We recognize physician service revenues in the period in which reimbursable expenses are incurred and in the period in which we have the right to receive a percentage of the amount by which a physician network’s revenues exceed its expenses. Physician service revenues are based on net billings with any changes in estimated contractual adjustments reflected in service revenues in the subsequent period. Other service revenues consists of management and administrative service fees derived from the non-consolidated facilities that we account for under the equity method, management of surgery centers in which we do not own an interest and management services we provide to physician networks for which we are not required to provide capital or additional assets.

   Revenues

     Revenues consist of the following for the three months and six months ended June 30, 2003 and 2004, respectively (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2004	2003	2004
Patient service revenues	$39,640	$49,276	$76,762	$97,741
Physician service revenues	922	1,000	1,782	2,004
Other service revenues	3,491	2,451	6,964	4,929

Total revenues	$44,053	$52,727	$85,508	$104,674

   Case Mix

     The following table sets forth the percentage of cases in each specialty performed during the three months and six months ended June 30, 2003 and 2004, respectively, at surgery centers in which we owned an interest as of June 30, 2003 and 2004, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2004	2003	2004
Specialty
Ear, nose and throat	9.2%	8.0%	8.9%	7.9%
Gastrointestinal	16.2	21.9	16.5	22.4
General surgery	5.3	5.1	5.3	5.0
Obstetrics/gynecology	4.3	3.3	4.3	3.4
Ophthalmology	13.9	12.5	13.8	12.4
Orthopedic	20.6	15.9	19.9	16.3
Pain management	16.0	16.6	16.3	16.2
Plastic surgery	4.2	4.4	4.0	4.3
Other	10.3	12.3	11.0	12.1

Total	100.0%	100.0%	100.0%	100.0%

     The changes in case mix from the periods ended June 30, 2003 to the periods ended June 30, 2004, including the increase in gastrointestinal cases as a percentage of total cases and the decrease in orthopedic cases as a percentage of total cases, were primarily the result of our surgery center acquisitions and developments since June 30, 2003.

   Payor Mix

     The following table sets forth by type of payor the percentage of our patient service revenues generated for the three months and six months ended June 30, 2003 and 2004, respectively, for surgery centers in which we owned an interest as of June 30, 2003 and 2004, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Payor	2003	2004	2003	2004
Private insurance	76.2%	74.9%	76.1%	75.3%
Government	19.0	19.9	19.3	19.9
Self-pay	2.9	3.6	2.8	3.1
Other	1.9	1.6	1.8	1.7

Total	100.0%	100.0%	100.0%	100.0%

Acquisitions, Developments and Divestitures

     During the second quarter of 2003, we opened two newly developed surgery centers. One of the newly developed surgery centers, located in Knoxville, Tennessee, replaced a surgery center that we managed in the same market. The other newly developed surgery center is located in Worcester, Massachusetts and opened in May 2003. We entered into management contracts with both of these newly developed surgery centers. We have a majority interest in the surgery center located in Worcester, Massachusetts and consolidate this surgery center for financial reporting purposes. We have a 25% ownership interest in the surgery center located in Knoxville, Tennessee and account for this surgery center under the equity method.

     During the second quarter of 2004, we acquired a minority interest in Valley Ambulatory Surgery Center, L.P. for approximately $6.5 million, using cash from operations. The center has six operating suites and one minor procedure room. The center is a multi-specialty ambulatory surgery center located in a suburb of Chicago, Illinois. Subject to certain conditions, including regulatory approvals, we agreed to purchase the capital stock of the general partner of the center for an additional $7.0 million. At the time we purchase the capital stock of the general partner, we expect to consolidate this center for financial reporting purposes.

     The results of operations for the three months and six months ended June 30, 2004 reflect acquisitions and divestitures we made subsequent to June 30, 2003. Subsequent to June 30, 2003, we acquired five centers, including one licensed as a hospital, opened three newly-developed surgery centers and assumed a management agreement for one additional surgery center licensed as a hospital. We entered into management agreements with each of these surgery centers and have a majority ownership interest in four of these centers. We consolidate four of these centers for financial reporting purposes.

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

     Effective August 8, 2003, we sold a 33% interest in Physicians SurgiCenter of Houston in Houston, Texas to Memorial Hermann Hospital for about $825,000 in cash. Memorial Hermann Hospital has the right to require us to repurchase its interest at any time, for an appraised fair market value. We have reflected this repurchase obligation as a liability in our condensed consolidated balance sheet at December 31, 2003 and June 30, 2004. At June 30, 2004, we owned a 38% interest in the center. Subsequent to June 30, 2004, Memorial Hermann Hospital exercised its right to require us to repurchase its interest. We are in the process of evaluating the repurchase of Memorial Hermann’s interest and the fair market value of the interest.

Results of Operations

     The following tables contain unaudited summary statements of operations for each of the three months and six months ended June 30, 2003 and 2004. The tables also show the percentage relationship to total revenues for the periods indicated:

	Three Months Ended June 30,
	2003		2004
		% of		% of
	Amount	Revenues	Amount	Revenues
		(dollars in thousands)
		(unaudited)
Revenues	$44,053	100.0%	$52,727	100.0%
Cost of revenues	28,462	64.6	34,847	66.1
General and administrative expense	4,178	9.4	4,633	8.8
Depreciation and amortization	2,273	5.2	2,746	5.1
Provision for doubtful accounts	670	1.5	832	1.6
Income on equity investments	(55)	(0.1)	(366)	(0.7)
Impairment and loss on disposal of long-lived assets	—	—	—	—
Gain on sale of long-lived assets	—	—	(77)	(0.1)

Total operating expenses	35,528	80.6%	42,615	80.8%
Operating income	8,525	19.4	10,112	19.2
Minority interests in income of consolidated subsidiaries	(3,036)	(6.9)	(3,538)	(6.7)
Interest expense, net	(1,138)	(2.6)	(696)	(1.4)

Income before income taxes	4,351	9.9	5,878	11.1
Provision for income taxes	320	0.7	2,263	4.2

Net income	$4,031	9.2%	$3,615	6.9%

Adjusted net income (1)	$2,676	6.1%	$3,615	6.9%

	Six Months Ended June 30,
	2003		2004
		% of		% of
	Amount	Revenues	Amount	Revenues
		(dollars in thousands)
		(unaudited)
Revenues	$85,508	100.0%	$104,674	100.0%
Cost of revenues	55,052	64.4	68,836	65.8
General and administrative expense	8,089	9.4	9,177	8.8
Depreciation and amortization	4,512	5.3	5,458	5.1
Provision for doubtful accounts	1,070	1.3	1,529	1.5
Income on equity investments	(158)	(0.2)	(487)	(0.5)
Impairment and loss on disposal of long-lived assets	—	—	16	—
Gain on sale of long-lived assets	—	—	(157)	(0.1)

Total operating expenses	68,565	80.2%	84,372	80.6%
Operating income	16,943	19.8	20,302	19.4
Minority interests in income of consolidated subsidiaries	(5,930)	(6.9)	(6,958)	(6.6)
Interest expense, net	(2,097)	(2.5)	(3,273)	(3.2)

Income before income taxes	8,916	10.4	10,071	9.6
Provision for income taxes	504	0.6	3,877	3.7

Net income	$8,412	9.8%	$6,194	5.9%

Adjusted net income (1)	$5,483	6.4%	$6,642	6.3%

(1)	Adjusted net income is not a measurement of financial performance or liquidity under generally accepted accounting principles. Adjusted net income reflects an income tax rate of 38.5% for the periods ending June 30, 2003 and 2004 and excludes the prepayment charge incurred in the first quarter of 2004. We believe that adjusted net income provides a better measurement of our ongoing performance and provides a more useful period-to-period comparison to investors because it excludes non-recurring items not related to our core business operations. Adjusted net income should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with generally accepted accounting principles. Our calculation of adjusted net income may not be comparable to similarly titled measures reported by other companies.

     The following table reconciles adjusted net income to net income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net income	$4,031	$3,615	$8,412	$6,194
Provision for income taxes	320	2,263	504	3,877

Income before income taxes	4,351	5,878	8,916	10,071
Plus prepayment charge	—	—	—	778

Adjusted income before income taxes	4,351	5,878	8,916	10,849
Provision for income taxes at 38.5%	(1,675)	(2,263)	(3,433)	(4,207)

Adjusted net income	$2,676	$3,615	$5,483	$6,642

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     During the three months ended June 30, 2004, our revenues increased 19.5% to $52.7 million from $44.1 million for the three months ended June 30, 2003. Net income decreased to $3.6 million from $4.0 million for the three months ended June 30, 2003. Our financial results for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 reflect the addition of ten centers and growth at existing centers. In addition, results for the three months ended June 30, 2004 reflect the consolidation of one variable interest entity as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The adoption of FIN 46(R) did not have an impact on our net income or liquidity. Results for the three months ended June 30, 2004 include an effective tax rate of 38.5% compared to an effective tax rate of 7.4% during the three months ended June 30, 2003.

     Revenues. Revenues increased 19.5% from $44.1 million for the three months ended June 30, 2003 to $52.7 million for the three months ended June 30, 2004. This increase was primarily the result of a $6.7 million increase in patient service revenues from surgery centers acquired or developed since April 1, 2003 and a $2.9 million increase in patient service revenues from facilities that we owned throughout the three months ended June 30, 2004 and 2003 (which we refer to as “same store” facilities). The increase in same store revenues was primarily the result of an increase in the number of cases performed during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. In addition, the $2.9 million increase was also the result of patient service revenues from the consolidation of the variable interest entity, which was recorded as other service revenues during the three months ended June 30, 2003. Other service revenues decreased $1.0 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily as a result of consolidation of the variable interest entity pursuant to FIN 46(R). If we had adopted FIN 46(R) effective January 1, 2003, revenues would have increased 20.3% from $43.8 million for the three months ended June 30, 2003 to $52.7 million for the three months ended June 30, 2004.

     Cost of Revenues. Cost of revenues increased 22.1% from $28.5 million for the three months ended June 30, 2003 to $34.8 million for the three months ended June 30, 2004. The increase was primarily the result of a $4.8 million increase in cost of revenues from surgery centers acquired or developed since April 1, 2003 and a $1.5 million increase in cost of revenues from same store facilities. The increase in same store cost of revenues was primarily the result of the increase in the number of cases performed during the three months ended June 30, 2004 compared with the three months ended June 30, 2003. The $1.5 million increase in same store cost of revenues consists of increases in salaries and wages of $730,000, supplies expense of $321,000 and other cost of revenues of $481,000. As a percentage of revenues, cost of revenues increased from 64.6% for the three months ended June 30, 2003 to 66.1% for the three months ended June 30, 2004, primarily as a result of surgery centers acquired or developed since April 1, 2003. If we had adopted FIN 46(R) effective January 1, 2003, cost of revenues would have increased 20.4% from $28.9 million for the three months ended June 30, 2003 to $34.8 million for the three months ended June 30, 2004. In addition, as a percentage of revenues, cost of revenues would have increased from 65.9% for the three months ended June 30, 2003 to 66.1% for the three months ended June 30, 2004.

     General and Administrative Expense. General and administrative expense increased 9.5% from $4.2 million for the three months ended June 30, 2003 to $4.6 million for the three months ended June 30, 2004. The increase in general and administrative expense was primarily related to the overall growth in the number of surgery centers. As a percentage of revenues, general and administrative expense decreased from 9.4% for the three months ended June 30, 2003 to 8.8% for the three months ended June 30, 2004. This decrease was primarily the result of improved economies of scale.

     Depreciation and Amortization. Depreciation and amortization expense increased 17.4% from $2.3 million for the three months ended June 30, 2003 to $2.7 million for the three months ended June 30, 2004. The increase in depreciation and amortization expense was primarily related to surgery centers acquired or developed since April 1, 2003. As a percentage of revenues, depreciation and amortization expense decreased slightly from 5.2% for the three months ended June 30, 2003 to 5.1% for the three months ended June 30, 2004.

     Provision for Doubtful Accounts. Provision for doubtful accounts increased from $670,000 for the three months ended June 30, 2003 to $832,000 for the three months ended June 30, 2004. This increase is primarily attributed to the surgery centers acquired or developed since April 1, 2003. As a percentage of revenues, the provision for doubtful accounts increased slightly from 1.5% for the three months ended June 30, 2003 to 1.6% for the three months ended June 30, 2004.

     Operating Income. Operating income increased 18.8% from $8.5 million for the three months ended June 30, 2003 to $10.1 million for the three months ended June 30, 2004. This increase was primarily the result of an increase of $1.6 million from surgery centers acquired or developed since April 1, 2003 and a $47,000 increase from same store facilities. As a percentage of revenues, operating income decreased slightly from 19.4% for the three months ended June 30, 2003 to 19.2% for the three months ended June 30, 2004. If we had adopted FIN 46(R) effective January 1, 2003, operating income would have increased 29.5% from $7.8 million for the three months ended June 30, 2003 to $10.1 million for the three months ended June 30, 2004.

     Minority Interests in Income of Consolidated Subsidiaries. Minority interests in income of consolidated subsidiaries increased 16.7% from $3.0 million for the three months ended June 30, 2003 to $3.5 million for the three months ended June 30, 2004. This increase was primarily the result of a $145,000 increase in minority interests for same store facilities primarily as a result of the consolidation of the variable interest entity and a $357,000 increase in minority interests for surgery centers acquired or developed since April 1, 2003.

     Interest Expense, Net of Interest Income. Interest expense, net of interest income, decreased from $1.1 million for the three months ended June 30, 2003 to $696,000 for the three months ended June 30, 2004. The decrease in interest expense was primarily the result of decreased outstanding indebtedness. Total outstanding indebtedness decreased during 2004 because we used a portion of the proceeds of our initial public offering to repay indebtedness during the first quarter of 2004.

     Provision for Income Taxes. The provision for income taxes increased from $320,000 for the three months ended June 30, 2003 to $2.3 million for the three months ended June 30, 2004. Our effective tax rate increased from 7.4% for the three months ended June 30, 2003 to 38.5% for the three months ended June 30, 2004. The increase in the effective income tax rate for the three months ended June 30, 2004 resulted from the utilization of net operating loss carryforwards during 2003 that were not available during 2004. We anticipate an effective tax rate of 38.5% for the twelve months ending December 31, 2004.

     Net Income. Net income decreased from $4.0 million for the three months ended June 30, 2003 to $3.6 million for the three months ended June 30, 2004. Net income decreased primarily as a result of an increase in the provision for income taxes of $1.9 million. This increase in the provision for income taxes was partially offset by increased net income from surgery centers acquired or developed since April 1, 2003 and an increase in net income from same store facilities for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

     Adjusted Net Income. Adjusted net income increased 33.3% from $2.7 million for the three months ended June 30, 2003 to $3.6 million for the three months ended June 30, 2004. The increase was primarily related to increased net income from surgery centers acquired or developed since April 1, 2003 and an increase in net income from same store facilities.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     During the six months ended June 30, 2004, our revenues increased 22.5% to $104.7 million from $85.5 million for the six months ended June 30, 2003. Net income decreased to $6.2 million from $8.4 million for the six months ended June 30, 2003. Our financial results for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 reflect the addition of ten centers and growth at existing centers. In addition, results for the six months ended June 30, 2004 reflect the consolidation of one variable interest entity as required by FIN 46(R). The adoption of FIN 46(R) did not have an impact on our net income or liquidity. Results for the six months ended June 30, 2004 include an effective tax rate of 38.5% compared to an effective tax rate of 5.7% during the six months ended June 30, 2003. The 2004 results also include the impact of higher interest expense and prepayment penalties incurred in connection with the refinancing of outstanding indebtedness, which was completed in the third quarter of 2003. We repaid the higher cost indebtedness with proceeds from our initial public offering completed in February 2004.

     Revenues. Revenues increased 22.5% from $85.5 million for the six months ended June 30, 2003 to $104.7 million for the six months ended June 30, 2004. This increase was primarily the result of a $13.2 million increase in patient service revenues from surgery centers acquired or developed since April 1, 2003 and a $7.8 million increase in patient service revenues from same store facilities for the six months ended June 30, 2004 and 2003. The increase in same store revenues was primarily the result of an increase in the number of cases performed during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. In addition, the $7.8 million increase was also the result of patient service revenues from the consolidation of the variable interest entity, which was recorded as other service revenues during the six months ended June 30, 2003. Other service revenues decreased $1.2 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily as a result of the consolidation of the variable interest entity pursuant to FIN 46(R). If we had adopted FIN 46(R) effective January 1, 2003, revenues would have increased 23.9% from $84.5 million for the six months ended June 30, 2003 to $104.7 million for six months ended June 30, 2004.

     Cost of Revenues. Cost of revenues increased 24.9% from $55.1 million for the six months ended June 30, 2003 to $68.8 million for the six months ended June 30, 2004. The increase was primarily the result of a $9.3 million increase in cost of revenues from surgery centers acquired or developed since April 1, 2003 and a $4.3 million increase in cost of revenues from same store facilities. The increase in same store cost of revenues was primarily the result of the increase in the number of cases performed during the six months ended June 30, 2004 compared with the six months ended June 30, 2003. The $4.3 million increase in same store cost of revenues consists of increases in salaries and wages of $1.7 million, supplies expense of $1.3 million, professional and medical fees of $193,000 and other cost of revenues of $1.1 million. As a percentage of revenues, cost of revenues increased from 64.4% for the six months ended June 30, 2003 to 65.8% for the six months ended June 30, 2004, primarily as a result of surgery centers acquired or developed since April 1, 2003. If we had adopted FIN 46(R) effective January 1, 2003, cost of revenues would have increased 23.3% from $55.8 million for the six months ended June 30, 2003 to $68.8 million for the six months ended June 30, 2004. In addition, as a percentage of revenues, cost of revenues would have decreased from 66.0% for the six months ended June 30, 2003 to 65.8% for the six months ended June 30, 2004.

     General and Administrative Expense. General and administrative expense increased 13.6% from $8.1 million for the six months ended June 30, 2003 to $9.2 million for the six months ended June 30, 2004. The increase in general and administrative expense was primarily related to the overall growth in the number of surgery centers. As a percentage of revenues, general and administrative expense decreased from 9.4% for the six months ended June 30, 2003 to 8.8% for the six months ended June 30, 2004. This decrease was primarily the result of improved economies of scale.

     Depreciation and Amortization. Depreciation and amortization expense increased 22.2% from $4.5 million for the six months ended June 30, 2003 to $5.5 million for the six months ended June 30, 2004. The increase in depreciation and amortization expense was primarily related to surgery centers acquired or developed since April 1, 2003. As a percentage of revenues, depreciation and amortization expense decreased slightly from 5.3% for the six months ended June 30, 2003 to 5.1% for the six months ended June 30, 2004.

     Provision for Doubtful Accounts. Provision for doubtful accounts increased from $1.1 million for the six months ended June 30, 2003 to $1.5 million for the six months ended June 30, 2004. This increase is primarily attributed to the surgery centers acquired or developed since April 1, 2003. As a percentage of revenues, the provision for doubtful accounts increased from 1.3% for the six months ended June 30, 2003 to 1.5% for the six months ended June 30, 2004.

     Operating Income. Operating income increased 20.1% from $16.9 million for the six months ended June 30, 2003 to $20.3 million for the six months ended June 30, 2004. This increase was primarily the result of an increase of $3.0 million from surgery centers acquired or developed since April 1, 2003 and a $976,000 increase from same store facilities. As a percentage of revenues, operating income decreased from 19.8% for the six months ended June 30, 2003 to 19.4% for the six months ended June 30, 2004. If we had adopted FIN 46(R) effective January 1, 2003, operating income would have increased 35.3% from $15.0 million for the six months ended June 30, 2003 to $20.3 million for the six months ended June 30, 2004.

     Minority Interests in Income of Consolidated Subsidiaries. Minority interests in income of consolidated subsidiaries increased 18.6% from $5.9 million for the six months ended June 30, 2003 to $7.0 million for the six months ended June 30, 2004. This increase was primarily the result of a $517,000 increase in minority interests for same store facilities primarily as a result of the consolidation of the variable interest entity and a $510,000 increase in minority interests for surgery centers acquired or developed since April 1, 2003.

     Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased from $2.1 million for the six months ended June 30, 2003 to $3.3 million for the six months ended June 30, 2004. The increase in interest expense was primarily the result of higher interest expense in connection with the refinancing of outstanding indebtedness during the third quarter of 2003 and prepayment penalties of approximately $700,000 incurred as a result of the repayment of indebtedness under our Senior Subordinated Notes during the three months ended March 31, 2004.

     Provision for Income Taxes. The provision for income taxes increased from $504,000 for the six months ended June 30, 2003 to $3.9 million for the six months ended June 30, 2004. Our effective tax rate increased from 5.7% for the six months ended June 30, 2003 to 38.5% for the six months ended June 30, 2004. The increase in the effective income tax rate for the six months ended June 30, 2004 resulted from the utilization of net operating loss carryforwards during 2003 that were not available during 2004. We anticipate an effective tax rate of 38.5% for the twelve months ending December 31, 2004.

     Net Income. Net income decreased from $8.4 million for the six months ended June 30, 2003 to $6.2 million for the six months ended June 30, 2004. Net income decreased primarily as a result of an increase in the provision for income taxes of $3.4 million and an increase in interest expense of $1.2 million. These increases in expenses were partially offset by increased net income of surgery centers acquired or developed since April 1, 2003 and an increase in same store facilities net income for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     Adjusted Net Income. Adjusted net income increased 20.0% from $5.5 million for the six months ended June 30, 2003 to $6.6 million for the six months ended June 30, 2004. The increase was primarily related to increased net income from surgery centers acquired or developed since April 1, 2003 and an increase in net income from same store facilities.

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

Cash Flow Statement Information

     During the six months ended June 30, 2004, we generated operating cash flow of $12.2 million. Net cash used in investing activities during the six months ended June 30, 2004 was $42.1 million. The $42.1 million used in investing activities includes $31.8 million of payments related to the conversion of Series A and Series B convertible preferred stock. Our net cash provided by financing activities during the six months ended June 30, 2004 was $33.1 million, primarily related to proceeds of $115.5 million from our initial public offering which were partially offset by $97.2 million of payments on long-term debt.

Long-Term Debt

     In July 2003, we established a Senior Credit Facility that provides senior secured financing of up to $110.0 million, through a revolving credit line. The Senior Credit Facility terminates and is due and payable on July 18, 2006. At June 30, 2004, we had $10.5 million of outstanding debt under the Senior Credit Facility. During the six months ended June 30, 2004, we used $63.6 million of the proceeds from the initial public offering to repay outstanding indebtedness under the Senior Credit Facility. At our option, loans under the Senior Credit Facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our consolidated funded indebtedness to EBITDA, as defined in the Senior Credit Facility. During the first quarter of 2004, we entered into the First Amendment to the Senior Credit Facility, which changed certain financial covenants and definitions. Availability of funds under the Senior Credit Facility is limited by, among other things, our ratio of indebtedness to EBITDA.

     In July 2003, we entered into an agreement through which DLJ Investment Partners II, L.P. and its affiliates agreed to purchase our 14¾% Senior Subordinated Notes due 2008 in the aggregate principal amount of up to $40.0 million. During 2003, we issued notes in the aggregate principal amount of about $29.1 million, and may issue up to an additional $10.9 million of notes at any time before July 18, 2005. At December 31, 2003, the outstanding balance of the Senior Subordinated Notes was $29.1 million. We used proceeds from the initial public offering and certain borrowings under the Senior Credit Facility to repay all outstanding indebtedness under the Senior Subordinated Notes. At June 30, 2004, we had no outstanding indebtedness under the Senior Subordinated Notes.

Convertible Debentures

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

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) Less Minority Interests

     EBITDA less minority interest increased 19.2% from $7.8 million for the three months ended June 30, 2003 to $9.3 million for the three months ended June 30, 2004. EBITDA less minority interest increased 21.3% from $15.5 million for the six months ended June 30, 2003 to $18.8 million for the six months ended June 30, 2004. These increases in EBITDA less minority interests were the result of surgery centers acquired or developed since April 1, 2003 and growth at same store facilities.

     When the term EBITDA is used, it refers to operating income plus depreciation and amortization. EBITDA less minority interests represents our portion of EBITDA, after subtracting the interests of third parties that own interests in surgery centers that we consolidate for financial reporting purposes. Our operating strategy involves sharing ownership of our surgery centers with physicians, physician groups and hospitals, and these third parties own an interest in all but two of our centers. We believe that it is preferable to present EBITDA less minority interests because it excludes the portion of EBITDA attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgery centers and other operations.

     We use EBITDA and EBITDA less minority interests as measures of liquidity. We have included them in this report because we believe that they provide investors with additional information about our ability to incur and service debt and make capital expenditures. We also use EBITDA, with some variation in the calculation, to determine compliance with some of the covenants under our Senior Credit Facility, as well as to determine the interest rate and commitment fee payable under the Senior Credit Facility. EBITDA and EBITDA less minority interests are not measurements of financial performance or liquidity under generally accepted accounting principles. They should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from EBITDA and EBITDA less minority interests are significant components in understanding and evaluating financial performance and liquidity. Our calculation of EBITDA and EBITDA less minority interests may not be comparable to similarly titled measures reported by other companies.

     The following table reconciles EBITDA and EBITDA less minority interests to net cash provided by operating activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
EBITDA	$10,798	$12,858	$21,455	$25,760
Minority interests in income of consolidated subsidiaries	(3,036)	(3,538)	(5,930)	(6,958)

EBITDA less minority interests	7,762	9,320	15,525	18,802
Depreciation and amortization	(2,273)	(2,746)	(4,512)	(5,458)
Interest expense, net	(1,138)	(696)	(2,097)	(3,273)
Income taxes	(320)	(2,263)	(504)	(3,877)

Net income	4,031	3,615	8,412	6,194
Depreciation and amortization	2,273	2,746	4,512	5,458
Impairment and loss on disposal of long-lived assets	—	—	—	16
Gain on sale of long-lived assets	—	(77)	—	(157)
Minority interests in income of consolidated subsidiaries	3,036	3,538	5,930	6,958
Income taxes	320	2,263	504	3,877
Distributions to minority partners	(2,241)	(3,905)	(4,505)	(6,909)
Income on equity investments	(55)	(366)	(158)	(487)
Provision for doubtful accounts	670	832	1,070	1,529
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(729)	(771)	(829)	(1,102)
Other assets	(606)	166	(2,018)	(1,024)
Other liabilities	880	1,024	(1,086)	(2,146)

Net cash provided by operating activities	$7,579	$9,065	$11,832	$12,207

Summary

     We believe that existing funds, cash flows from operations and borrowings under our Senior Credit Facility will provide sufficient liquidity for the next 18 to 24 months. We will need to incur additional debt or issue additional equity or debt securities in the future to fund our acquisitions and development projects. We cannot assure that capital will be available on acceptable terms, if at all. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program. Our ability to meet our funding needs could be adversely affected if we suffer adverse results from our operations, or if we violate the covenants and restrictions to which we are subject under our Senior Credit Facility and Senior Subordinated Notes.

Inflation

     Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.

Recent Accounting Standards

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46(R) requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46(R) for public companies must be applied for the first interim or annual period beginning after March 15, 2004, with early adoption allowed. The Company adopted FIN 46(R) on December 31, 2003. The Company has not entered into or acquired any VIEs subsequent to January 31, 2003. The Company has determined that it is the primary beneficiary of a VIE created on July 31, 2002. The Company entered into a development agreement with a group of physicians to develop a surgery center in which it has no ownership interest. The surgery center opened on October 16, 2002. Under the development agreement, a limited liability company in which the Company owns a majority of the ownership interests manages the surgery center, leases certain fixed assets to the surgery center and provides working capital needs to the surgery center. In addition, the investors in the surgery center have insufficient equity at risk. At December 31, 2003, the Company began consolidating this VIE in the accompanying condensed consolidated balance sheet. The adoption of FIN 46(R) did not have an impact on the Company’s net income or liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments, including interest rate swaps. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At June 30, 2004, $10.5 million of our total long-term debt was subject to variable rates of interest, while the remaining $10.6 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $105,000. The fair value of our long-term debt, based on a discounted cash flow analysis, approximates its carrying value as of June 30, 2004.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner.

(b)	Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     For the three months ended June 30, 2004, we issued the following securities that were not registered under the Securities Act of 1933, as amended. Each of the transactions described below was conducted in reliance upon the exemptions from registration provided in Sections 3(b) and 4(2) of the Securities Act and Regulation D and the other rules and regulations promulgated thereunder. Each of these issuances was made without the use of an underwriter, and the certificates and other documentation evidencing the securities issued in connection with these transactions bear a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.

•	On April 2, 2004, we issued 2,730 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for an aggregate of $22,200 upon exercise of warrants.

•	On May 5, 2004, we issued 204,500 shares of our common stock to former stockholders of Physicians Surgical Care based on the 2003 operating results of one of the Physicians Surgical Care surgery centers we acquired in April 2002.

•	On May 18, 2004, we issued 1,263 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On May 20, 2004, we issued 238 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On June 9, 2004, we issued 2,257 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for an aggregate of $31,305 upon exercise of warrants.

•	Also on June 9, 2004, we issued 10,351 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for an aggregate of $84,154 upon exercise of warrants.

•	On June 14, 2004, we issued 2,428 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On June 15, 2004, we issued 2,257 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for an aggregate of $31,305 upon exercise of warrants.

•	On June 17, 2004, we issued 1,287 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Stockholders held on May 11, 2004, the following proposals were submitted to stockholders with the following results:

1.	Election of Class II directors to hold office until the Annual Meeting of Stockholders in 2007:

	Number of Shares
	For	Withheld
Clifford G. Adlerz	16,537,442	408,811
Eve M. Kurtin	16,323,369	622,884

2.	Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2004:

Number of Shares
For	16,472,901
Against	465,201
Abstain	8,151

Item 6. Exhibits and Reports on Form 8-K.

     (a) Index to Exhibits

No.		Description
3.1	—	Certificate of Incorporation (a)

3.2	—	Certificate of Amendment to Certificate of Incorporation (b)

3.3	—	Certificate of Retirement of Stock (c)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (a)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (b)

3.6	—	Bylaws (a)

4.1	—	Form of Common Stock Certificate (a)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (d)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (d)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (d)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (d)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (e)

No.		Description
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (Registration No. 333-113272).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (Registration No. 000-50574).

     (b) Reports on Form 8-K

     On April 30, 2004, we furnished, pursuant to Item 12 of Form 8-K, a press release announcing financial results for the first quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Symbion, Inc.

	By:	/s/ Kenneth C. Mitchell
Kenneth C. Mitchell
Chief Financial Officer and Senior Vice President of Finance (principal financial and accounting officer)

Date: August 13, 2004

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