Form 10-Q
period 2004-09-30
SYMBION INC/TN
filed 2004-11-12
CIK 1091312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

     As of October 31, 2004, there were 21,000,607 shares of the registrant’s common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

SYMBION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,	September 30,
	2003	2004
	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,658	$17,831
Accounts receivable, less allowance for doubtful accounts $12,532 and $13,435, respectively	21,673	22,404
Inventories	5,371	5,707
Prepaid expenses and other current assets	4,380	6,683

Total current assets	49,082	52,625
Property and equipment:
Land	1,276	1,308
Buildings and improvements	32,845	33,521
Furniture and equipment	48,854	58,597
Computers and software	6,645	6,465

	89,620	99,891
Less accumulated depreciation	(26,906)	(35,956)

Property and equipment, net	62,714	63,935
Goodwill	116,654	163,839
Other intangible assets, net	1,022	968
Investments in and advances to affiliates	13,778	19,470
Other assets	9,534	3,410

Total assets	$252,784	$304,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,800	$4,906
Accrued payroll and benefits	6,533	6,336
Other accrued expenses	9,139	10,489
Current maturities of long-term debt	3,631	1,653

Total current liabilities	23,103	23,384
Long-term debt, less current maturities	101,037	25,500
Other liabilities	4,609	5,085
Convertible debentures	3,071	—
Minority interests	16,949	17,357
Stockholders’ equity:
Preferred stock, $0.01 par value; 16,946,316 shares authorized at December 31, 2003 and 10,000,000 at September 30, 2004:
Series A convertible preferred stock, 4,341,726 shares designated, issued and outstanding at December 31, 2003 and no shares designated, issued and outstanding at September 30, 2004	13,590	—
Series B convertible preferred stock, 2,604,590 shares designated, issued and outstanding at December 31, 2003 and no shares designated, issued and outstanding at September 30, 2004	8,152	—
Common stock, 225,000,000 shares, $0.01 par value, authorized at December 31, 2003 and at September 30, 2004; 10,612,687 shares issued and outstanding at December 31, 2003 and 20,984,755 shares issued and outstanding at September 30, 2004	106	210
Additional paid-in-capital	61,746	202,751
Stockholder notes receivable	(305)	(292)
Retained earnings	20,726	30,252

Total stockholders’ equity	104,015	232,921

Total liabilities and stockholders’ equity	$252,784	$304,247

See accompanying notes.

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenues	$43,289	$52,031	$128,797	$156,705
Operating expenses:
Salaries and benefits	11,740	13,717	33,968	41,036
Supplies	8,937	10,324	25,146	31,170
Professional and medical fees	2,553	2,849	7,040	8,155
Rent and lease expense	2,686	3,420	8,012	9,859
Other operating expenses	4,434	4,378	11,236	13,304

Cost of revenues	30,350	34,688	85,402	103,524
General and administrative expense	3,718	4,496	11,807	13,673
Depreciation and amortization	2,342	2,846	6,854	8,304
Provision for doubtful accounts	756	995	1,826	2,524
Income on equity investments	(18)	(374)	(176)	(861)
Impairment and loss on disposal of long-lived assets	162	—	162	16
Gain on sale of long-lived assets	(162)	—	(162)	(157)

Total operating expenses	37,148	42,651	105,713	127,023

Operating income	6,141	9,380	23,084	29,682
Minority interests in income of consolidated subsidiaries	(1,819)	(3,246)	(7,749)	(10,204)
Interest expense, net	(1,961)	(718)	(4,058)	(3,991)

Income before income taxes	2,361	5,416	11,277	15,487
Provision for income taxes	455	2,084	959	5,961

Net income	$1,906	$3,332	$10,318	$9,526

Net income per share:
Basic	$0.18	$0.16	$0.98	$0.49
Diluted	$0.15	$0.16	$0.81	$0.47
Weighted average number of common shares outstanding and common equivalent shares:
Basic	10,551	20,951	10,532	19,309
Diluted	12,640	21,474	12,664	20,075

See accompanying notes.

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2003	2004
Cash flows from operating activities:
Net income	$10,318	$9,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,854	8,304
Impairment and loss on disposal of long-lived assets	162	16
Gain on sale of long-lived assets	(162)	(157)
Minority interests	7,749	10,204
Income taxes	959	5,961
Distributions to minority partners	(7,599)	(9,982)
Income on equity investments	(176)	(861)
Provision for bad debts	1,826	2,524
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(537)	(1,241)
Other assets	(5,133)	(2,818)
Other liabilities	1,761	(2,843)

Net cash provided by operating activities	16,022	18,633

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(3,348)	(50,478)
Purchases of property and equipment, net	(12,021)	(7,669)
Change in other assets	(2,492)	837

Net cash used in investing activities	(17,861)	(57,310)

Cash flows from financing activities:
Principal payments on long-term debt	(60,146)	(105,291)
Proceeds from debt issuances	54,061	27,000
Proceeds from capital contributions by minority partners	2,393	1,038
Proceeds from initial public offering, net	—	115,506
Other financing activities	1,516	597

Net cash provided by (used in) financing activities	(2,176)	38,850

Net increase (decrease) in cash and cash equivalents	(4,015)	173
Cash and cash equivalents at beginning of period	20,648	17,658

Cash and cash equivalents at end of period	$16,633	$17,831

See accompanying notes.

SYMBION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
September 30, 2004

1. Organization

     Symbion, Inc. (the “Company”), through its wholly-owned subsidiaries, owns interests in limited partnerships and limited liability companies which own and operate surgery centers in joint-ownership with physicians and physician groups, hospitals and hospital networks. As of September 30, 2004, the Company owned and operated 42 surgery centers and managed nine additional surgery centers in 20 states. The Company owns a majority interest in 31 of the 42 surgery centers and consolidates 36 of these centers for financial reporting purposes. The Company’s surgery centers include three facilities that are licensed as hospitals, two of which are owned and one of which is managed. In addition to the surgery centers, the Company also operates two diagnostic centers and manages three physician networks, including two physician networks in markets in which the Company also operates surgery centers.

2. Significant Accounting Policies and Practices

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal, recurring nature. Certain amounts from the previous period have been reclassified to conform to the current year presentation. Operating results for the quarter and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Accounts Receivable

     Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable at December 31, 2003 and September 30, 2004, respectively, were as follows (in thousands):

	December 31, 2003	September 30, 2004
Surgery centers	$20,922	$21,812
Physician networks	751	592

Total	$21,673	$22,404

     The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgery centers as of December 31, 2003 and September 30, 2004:

Payor	December 31, 2003	September 30, 2004
Private insurance	62.9%	56.7%
Medicare and Medicaid	15.0	16.7
Other government	0.3	0.5
Self-pay	17.6	19.7
Other	4.2	6.4

Total	100.0%	100.0%

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

     Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2003	$116,654
Purchase price allocations	47,517
Finalized purchase price allocations	(332)

Balance at September 30, 2004	$163,839

     The purchase price allocation of $47.5 million includes $31.8 million related to the Company’s Series A convertible preferred stock and Series B convertible preferred stock which converted into common stock and the right to receive cash upon completion of the Company’s initial public offering as discussed in Note 6. The purchase price allocation of $47.5 million also includes $3.7 million of goodwill related to 204,500 shares of the Company’s common stock that were issued to the former stockholders of Physicians Surgical Care, Inc. (“PSC”) pursuant to an earn-out provision in the Company’s purchase agreement with PSC. The earn-out was based on the 2003 financial results of one of the surgery centers acquired from PSC in March

2002. In addition, the purchase price allocation of $47.5 million includes $12.0 million primarily related to the four surgery centers the Company purchased during the three months ended September 30, 2004 as discussed in Note 4.

Revenues

     Revenues consist of the following for the three months and nine months ended September 30, 2003 and 2004, respectively (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2004	2003	2004
Patient service revenues	$38,531	$48,354	$115,293	$146,095
Physician service revenues	983	1,020	2,765	3,020
Other service revenues	3,775	2,657	10,739	7,590

Total revenues	$43,289	$52,031	$128,797	$156,705

     The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the three months and nine months ended September 30, 2003 and 2004, respectively, for surgery centers in which the Company owned an interest as of September 30, 2003 and 2004, respectively:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Payor	2003	2004	2003	2004
Private insurance	75.2%	74.7%	75.8%	75.1%
Government	19.9	20.8	19.4	20.2
Self-pay	3.3	2.8	3.0	3.0
Other	1.6	1.7	1.8	1.7

Total	100.0%	100.0%	100.0%	100.0%

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

     Had the Company used the Black-Scholes estimates to determine compensation expense for options granted, net income and net income per share attributable to common stockholders would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2004	2003	2004
Net income as reported	$1,906	$3,332	$10,318	$9,526
Pro forma compensation expense for stock option grants, net of taxes	(480)	(412)	(1,405)	(1,352)

Pro forma net income	$1,426	$2,920	$8,913	$8,174

Basic earnings per share:
As reported	$0.18	$0.16	$0.98	$0.49
Pro forma	0.14	0.14	0.85	0.42
Diluted earnings per share:
As reported	$0.15	$0.16	$0.81	$0.47
Pro forma	0.11	0.14	0.70	0.41

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes. Actual results could differ from those estimates.

Recent Accounting Standards

     In December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46(R) requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) was effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46(R) for public companies must be applied for the first interim or annual period beginning after March 15, 2004, with early adoption allowed. The Company adopted FIN 46(R) on December 31, 2003. The Company has not entered into or acquired any VIEs subsequent to January 31, 2003. The Company has determined that it is the primary beneficiary of a VIE created on July 31, 2002. The Company entered into a development agreement with a group of physicians to develop a surgery center in which the Company has no ownership interest. The surgery center opened on October 16, 2002. Under the development agreement, a limited liability company in which the Company owns a majority of the ownership interests manages the surgery center, leases certain fixed assets to the surgery center and provides working capital to the surgery center. In addition, the investors in the surgery center have insufficient equity at risk. At December 31, 2003, the Company began consolidating this VIE in the accompanying condensed consolidated balance sheets. The Company, as permitted by FIN 46(R), did not restate prior period information upon adoption. The adoption of FIN 46(R) did not have a material effect on the Company’s results of operations.

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

     During the third quarter of 2003, the Company opened two newly developed surgery centers. The newly developed surgery centers are located in Vincennes, Indiana and Largo, Florida. The Company has a majority interest in both of the newly developed surgery centers. The Company consolidates both newly developed surgery centers for financial reporting purposes. The Company entered into management contracts with both of these newly developed surgery centers. In addition, during September 2003, the Company acquired an additional 39% ownership interest in Dry Creek Imaging Center, a diagnostic imaging center that is adjacent to the Company’s surgery center in the Denver, Colorado market, for approximately $1.5 million in cash. Also in September 2003, the Company acquired an additional 16.4% ownership interest in Village SurgiCenter in Erie, Pennsylvania, for approximately $1.0 million in cash.

     During the second quarter of 2004, the Company acquired a minority interest in Valley Ambulatory Surgery Center, L.P. for approximately $6.5 million, using cash from operations. The center has six operating suites and one minor procedure room. The center is a multi-specialty ambulatory surgery center located in a suburb of Chicago, Illinois. Subject to certain conditions, including regulatory approvals, the Company agreed to purchase the capital stock of the general partner of the center for an additional $7.0 million. At the time the Company purchases the capital stock of the general partner, the Company expects to consolidate this facility for financial reporting purposes.

     During the third quarter of 2004, the Company acquired a majority ownership in four surgery centers for a total of approximately $12.6 million, using cash from operations and funds available under the Company’s senior secured credit facility (the “Senior Credit Facility”). The Company paid approximately $1.2 million for a surgery center located in Savannah, Georgia. The Savannah surgery center is a single-specialty surgery center with one operating suite. The Company paid approximately $6.7 million for a surgery center located in Steubenville, Ohio. The Steubenville surgery center is a multi-specialty surgery center with three operating suites and one minor procedure room. The Company paid approximately $1.6 million for a surgery center located in New Albany, Indiana. The New Albany surgery center is a multi-specialty surgery center with four operating suites and one minor procedure room. The Company paid approximately $3.0 million for a surgery center located in Hammond, Louisiana. The Hammond surgery center is a multi-specialty surgery center with four operating suites and two minor procedure rooms. The Company consolidates all four newly-acquired surgery centers for financial reporting purposes and entered into management contracts with all four of these centers.

     During the third quarter of 2004, the Company also opened a newly developed surgery center located in Memphis, Tennessee. The Memphis surgery center is a single-specialty surgery center with one minor procedure room. The Memphis surgery center was developed through a partnership with one of our existing physician networks. In addition, the Company signed an agreement to manage the DeSoto Surgery Center. The DeSoto Surgery Center is an affiliate of Baptist Memorial Health Services, Inc. in Memphis, Tennessee.

     During the third quarter of 2004, the Company restructured its Physicians SurgiCenter of Houston partnership in Houston, Texas, creating a joint venture with the American Institute of Gastric Banding Ltd., a privately held single procedure focused surgical company based in Dallas, Texas. Subsequent to the restructuring, the Company retained a 10% ownership in the surgery center and the Company no longer consolidates the surgery center for financial reporting purposes.

     During the third quarter of 2004, the Company opened the newly developed Erie Imaging Center in Erie, Pennsylvania. Erie Imaging Center is a diagnostic imaging center and is located in a market in which the Company owns and operates a surgery center.

     All of our acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of these acquired surgery centers are reflected on a consolidated basis in our consolidated financial statements from the respective dates of their acquisitions.

5. Long-Term Debt and Convertible Debentures

     The Company’s long-term debt is summarized as follows (in thousands):

	December 31,	September 30,
	2003	2004
Senior Credit Facility	$63,600	$21,000
Notes payable to banks	4,800	4,358
Secured term loans	6,241	961
Senior Subordinated Notes	29,106	—
Capital lease obligations	921	834

	104,668	27,153
Less current maturities	(3,631)	(1,653)

	$101,037	$25,500

     The Company’s Senior Credit Facility provides senior secured financing of up to $110.0 million, through a revolving credit line. The Senior Credit Facility terminates and is due and payable on July 18, 2006. At December 31, 2003, the Company had $63.6 million of outstanding debt under the Senior Credit Facility. The Company used $63.6 million of the proceeds from the initial public offering to repay indebtedness outstanding under the Senior Credit Facility. At September 30, 2004, the Company had $21.0 million of outstanding debt under the Senior Credit Facility. At the Company’s option, loans under the Senior Credit Facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of the Company’s consolidated funded indebtedness to earnings before income taxes and depreciation and amortization (“EBITDA”). During the first quarter of 2004, the Company entered into the First Amendment to the Senior Credit Facility, which changed certain financial covenants and definitions. Availability of funds under the Senior Credit Facility is limited by, among other things, the Company’s ratio of indebtedness to EBITDA.

     Secured term loans include the Company’s outstanding loan and security agreements with DVI Financial Services, Inc. (the “DVI Loans”). The proceeds of the DVI Loans were used to finance tenant improvements, medical, surgical and office equipment, and working capital. The DVI Loans bear interest ranging from 8.5% to 11.5% per year. At December 31, 2003, the Company had $6.2 million of outstanding debt under the secured term loans. During the third quarter of 2004, the Company used cash from operations to reduce the outstanding DVI Loans by $4.8 million in addition to normal principal payments. At September 30, 2004, the Company had approximately $1.0 million of outstanding debt available under the secured term loans.

     In July 2003, the Company entered into an agreement through which DLJ Investment Partners II, L.P. and its affiliates agreed to purchase the Company’s 14 3/4% Senior Subordinated Notes due 2008 in the aggregate principal amount of up to $40.0 million. During 2003, the Company issued notes in the aggregate principal amount of about $29.1 million, and may issue up to an additional $10.9 million of notes at any time before July 18, 2005. At December 31, 2003, the outstanding balance of the Senior Subordinated Notes was $29.1 million. The Company used proceeds from the initial public offering and certain borrowings under the Senior Credit Facility to repay all outstanding indebtedness under the Senior Subordinated Notes. At September 30, 2004, the Company had no outstanding indebtedness under the Senior Subordinated Notes.

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

     At September 30, 2004, the Company was in material compliance with all covenants required by each long-term debt agreement.

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

7. Earnings Per Share

     Basic and diluted income per share are based on the weighted average number of common shares outstanding and the dilutive impact of outstanding options and warrants to purchase shares (net income in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2004	2003	2004
Numerator for basic and diluted income per share:
Net income	$1,906	$3,332	$10,318	$9,526

Denominator:
Denominator for basic income per share weighted-average shares outstanding	10,550,788	20,951,052	10,532,063	19,309,206
Effect of dilutive securities:
Employee stock options	269,383	402,801	312,389	403,026
Warrants	189,527	120,223	189,529	118,848
Preferred stock	1,567,910	—	1,567,913	234,614
Common stock held in escrow	62,535	—	62,535	9,357

Denominator for diluted income per share — adjusted weighted-average shares outstanding	12,640,143	21,474,076	12,664,429	20,075,051

Basic net income per share	$0.18	$0.16	$0.98	$0.49
Diluted net income per share	$0.15	$0.16	$0.81	$0.47

     The effects of warrants to purchase 19,643 shares of common stock for the three months and nine months ended September 30, 2003 were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

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

9. Subsequent Events

     Subsequent to September 30, 2004, the Company acquired a majority ownership interest in two surgery centers in Alabama and one surgery center in Missouri. The Birmingham Endoscopy Center, located in Birmingham, Alabama, is a single-specialty surgery center with three operating rooms. The Company intends to convert this center into a multi-specialty surgery center. The North River Surgical Center, located in Tuscaloosa, Alabama, is a multi-specialty surgery center with two operating rooms. The Surgery Center of Kirkwood, located in Kirkwood, Missouri, is a multi-specialty surgery center with three operating rooms and one minor procedure room. The Company acquired these interests for an aggregate of approximately $43.0 million and will consolidate all three surgery centers for financial reporting purposes. Also subsequent to September 30, 2004, the Company acquired the general partner of Valley Ambulatory Surgery Center, L.P. for $7.0 million. This acquisition brings the Company’s total ownership of the Valley center to 40.0% and the Company will begin consolidating this surgery center in the fourth quarter of 2004.

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

Cautionary Note Regarding Forward-Looking Statements

     This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation:

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

Executive Overview

     As of September 30, 2004, we owned and operated 42 surgery centers and managed nine additional surgery centers in 20 states. We own a majority interest in 31 of the 42 surgery centers and consolidate 36 of these centers for financial reporting purposes. Our surgery centers include three facilities that are licensed as hospitals, two of which we own and one of which we manage. In addition to our surgery centers, we also operate two diagnostic centers and manage three physician networks, including two physician networks in markets in which we operate surgery centers.

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

     Revenues

     Revenues consist of the following for the three months and nine months ended September 30, 2003 and 2004, respectively (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2004	2003	2004
Patient service revenues	$38,531	$48,354	$115,293	$146,095
Physician service revenues	983	1,020	2,765	3,020
Other service revenues	3,775	2,657	10,739	7,590

Total revenues	$43,289	$52,031	$128,797	$156,705

     Case Mix

     The following table sets forth the percentage of cases in each specialty performed during the three months and nine months ended September 30, 2003 and 2004, respectively, at surgery centers in which we owned an interest as of September 30, 2003 and 2004, respectively:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2004	2003	2004
Specialty
Ear, nose and throat	7.4%	7.0%	8.4%	7.6%
Gastrointestinal	14.4	21.9	15.8	22.2
General surgery	7.0	4.0	5.9	4.6
Obstetrics/gynecology	4.3	3.2	4.3	3.3
Ophthalmology	13.8	13.3	13.8	12.7
Orthopedic	18.8	15.2	19.5	15.9
Pain management	17.9	17.1	16.9	16.5
Plastic surgery	4.4	4.1	4.1	4.2
Other	12.0	14.2	11.3	13.0

Total	100.0%	100.0%	100.0%	100.0%

     The changes in case mix from the periods ended September 30, 2003 to the periods ended September 30, 2004, including the increase in gastrointestinal cases as a percentage of total cases and the decrease in orthopedic cases as a percentage of total cases, were primarily the result of our surgery center acquisitions and developments since September 30, 2003.

     Case Growth

     The following table sets forth information from facilities that we owned and managed (which we refer to as “same store” facilities) throughout the three months and nine months ended September 30, 2003 and 2004, respectively:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2004	2003	2004
Cases	35,678	36,951	102,197	107,892
Case growth	N/A	3.6%	N/A	5.6%
Net patient service revenue per case	$1,142	$1,187	$1,147	$1,181
Net patient service revenue per case growth	N/A	3.9%	N/A	3.0%
Number of same store surgery centers	N/A	29	N/A	27

     The following table sets forth information from consolidated facilities throughout the three months and nine months ended September 30, 2003 and 2004, respectively:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2004	2003	2004
Cases	34,405	43,152	100,619	129,323
Case growth	N/A	25.4%	N/A	28.5%
Net patient service revenue per case	$1,120	$1,121	$1,146	$1,130
Net patient service revenue per case growth	N/A	0.1%	N/A	(1.4%)
Number of consolidated surgery centers	28	36	28	36
Number of surgery centers operated as of end of period (1)	37	51	37	51

(1)	Includes surgery centers that we manage but in which we do not have an ownership interest.

     Payor Mix

     The following table sets forth by type of payor the percentage of our patient service revenues generated for the three months and nine months ended September 30, 2003 and 2004, respectively, for surgery centers in which we owned an interest as of September 30, 2003 and 2004, respectively:

	Three Months Ended		Nine Months
	September 30,		Ended September 30,
Payor	2003	2004	2003	2004
Private insurance	75.2%	74.7%	75.8%	75.1%
Government	19.9	20.8	19.4	20.2
Self-pay	3.3	2.8	3.0	3.0
Other	1.6	1.7	1.8	1.7

Total	100.0%	100.0%	100.0%	100.0%

Acquisitions, Developments and Divestitures

     During the second quarter of 2003, we opened two newly developed surgery centers. One of the newly developed surgery centers, located in Knoxville, Tennessee, replaced a surgery center that we managed in the same market. The other newly developed surgery center is located in Worcester, Massachusetts and opened in May 2003. We entered into management contracts with both of these newly developed surgery centers. We have a majority interest in the surgery center located in Worcester, Massachusetts and we consolidate this surgery center for financial reporting purposes. We have a 25% ownership interest in the surgery center located in Knoxville, Tennessee and we account for this surgery center under the equity method.

     During the third quarter of 2003, we opened two newly developed surgery centers. The newly developed surgery centers are located in Vincennes, Indiana and Largo, Florida. We have a majority interest in both of the newly developed surgery centers and we consolidate both newly developed surgery centers for financial reporting purposes. We entered into management contracts with both of these newly developed surgery centers. In addition, during September 2003, we acquired an additional 39% ownership interest in Dry Creek Imaging Center, a diagnostic imaging center that is adjacent to our surgery center in the Denver, Colorado market, for approximately $1.5 million in cash. Also in September 2003, we acquired an additional 16.4% ownership interest in Village SurgiCenter in Erie, Pennsylvania, for approximately $1.0 million in cash.

     The results of operations for the three months and nine months ended September 30, 2004 also reflect acquisitions and divestitures we made subsequent to September 30, 2003. During the fourth quarter of 2003, we acquired five centers, including one licensed as a hospital, and opened one newly developed surgery center. We entered into management agreements with each of these surgery centers and have a majority ownership interest in four of these centers. We consolidate four of these centers for financial reporting purposes. In addition, we assumed a management agreement for one additional surgery center licensed as a hospital.

     During the second quarter of 2004, we acquired a minority interest in Valley Ambulatory Surgery Center, L.P. for approximately $6.5 million, using cash from operations. The center has six operating suites and one minor procedure room. The center is a multi-specialty ambulatory surgery center located in a suburb of Chicago, Illinois. Subject to certain conditions, including regulatory approvals, we agreed to purchase the capital stock of the general partner of the center for an additional $7.0 million. We purchased the capital stock of the general partner in November 2004 and expect to consolidate this facility for financial reporting purposes.

     During the third quarter of 2004, we acquired a majority ownership in four surgery centers for a total of approximately $12.6 million, using cash from operations and funds available under the our senior secured credit facility (the “Senior Credit Facility”). We paid approximately $1.2 million for a surgery center located in Savannah, Georgia. The Savannah surgery center is a single-specialty surgery center with one operating suite. We paid approximately $6.7 million for a surgery center located in Steubenville, Ohio. The Steubenville surgery center is a multi-specialty surgery center with three operating suites and one minor procedure room. We paid approximately $1.6 million for a surgery center located in New Albany, Indiana. The New Albany surgery center is a multi-specialty surgery center with four operating suites and one minor procedure room. We paid approximately $3.0 million for a surgery center located in Hammond, Louisiana. The Hammond surgery center is a multi-specialty surgery center with four operating suites and two minor procedure rooms. We consolidate all four newly-acquired surgery centers for financial reporting purposes and we entered into management contracts with all four of these centers.

     During the third quarter of 2004, we also opened a newly developed surgery center located in Memphis, Tennessee. The Memphis surgery center is a single-specialty surgery center with one minor procedure room. The Memphis surgery center was developed through a partnership with one of our existing physician networks. In addition, we signed an agreement to manage the DeSoto Surgery Center. The DeSoto Surgery Center is an affiliate of Baptist Memorial Health Services, Inc. in Memphis, Tennessee.

     During the third quarter of 2004, we restructured our Physicians SurgiCenter of Houston partnership in Houston, Texas, creating a joint venture with the American Institute of Gastric Banding., a privately held single procedure focused surgical company based in Dallas, Texas. Subsequent to the restructuring, we retained a 10% ownership in the surgery center and we no longer consolidate the surgery center for financial reporting purposes.

     During the third quarter of 2004, we opened the newly developed Erie Imaging Center in Erie, Pennsylvania. Erie Imaging Center is a diagnostic imaging center and is located in a market in which we own and operate a surgery center.

     All of our acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of these acquired surgery centers are reflected on a consolidated basis in our consolidated financial statements from the respective dates of their acquisitions.

Results of Operations

     The following tables contain unaudited summary statements of operations for each of the three months and nine months ended September 30, 2003 and 2004. The tables also show the percentage relationship to total revenues for the periods indicated:

	Three Months Ended September 30,
	2003		2004
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
	(unaudited)
Revenues	$43,289	100.0%	$52,031	100.0%
Cost of revenues	30,350	70.1	34,688	66.7
General and administrative expense	3,718	8.6	4,496	8.6
Depreciation and amortization	2,342	5.4	2,846	5.5
Provision for doubtful accounts	756	1.7	995	1.9
Income on equity investments	(18)	—	(374)	(0.7)
Impairment and loss on disposal of long-lived assets	162	0.4	—	—
Gain on sale of long-lived assets	(162)	(0.4)	—	—

Total operating expenses	37,148	85.8%	42,651	82.0%
Operating income	6,141	14.2	9,380	18.0
Minority interests in income of consolidated subsidiaries	(1,819)	(4.2)	(3,246)	(6.2)
Interest expense, net	(1,961)	(4.5)	(718)	(1.4)

Income before income taxes	2,361	5.5	5,416	10.4
Provision for income taxes	455	1.1	2,084	4.0

Net income	$1,906	4.4%	$3,332	6.4%

Adjusted net income (1)	$1,898	4.4%	$3,332	6.4%

	Nine Months Ended September 30,
	2003		2004
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
	(unaudited)
Revenues	$128,797	100.0%	$156,705	100.0%
Cost of revenues	85,402	66.3	103,524	66.1
General and administrative expense	11,807	9.2	13,673	8.7
Depreciation and amortization	6,854	5.3	8,304	5.2
Provision for doubtful accounts	1,826	1.4	2,524	1.6
Income on equity investments	(176)	(0.1)	(861)	(0.5)
Impairment and loss on disposal of long-lived assets	162	0.1	16	—
Gain on sale of long-lived assets	(162)	(0.1)	(157)	—

Total operating expenses	105,713	82.1%	127,023	81.1%
Operating income	23,084	17.9	29,682	18.9
Minority interests in income of consolidated subsidiaries	(7,749)	(6.0)	(10,204)	(6.5)
Interest expense, net	(4,058)	(3.1)	(3,991)	(2.5)

Income before income taxes	11,277	8.8	15,487	9.9
Provision for income taxes	959	0.8	5,961	3.8

Net income	$10,318	8.0%	$9,526	6.1%

Adjusted net income (1)	$7,382	5.7%	$9,972	6.4%

     (1) Adjusted net income is not a measurement of financial performance or liquidity under generally accepted accounting principles. Adjusted net income reflects an income tax rate of 38.5% for the periods ended September 30, 2003 and 2004 and excludes the non-recurring prepayment charges incurred in the first quarter of 2004 and the third quarter of 2003. We believe that adjusted net income provides a better measurement of our ongoing performance and provides a more useful period-to-period comparison to investors because it excludes non-recurring items not related to our core business operations. Adjusted net income should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with generally accepted accounting principles. Our calculation of adjusted net income may not be comparable to similarly titled measures reported by other companies.

     The following table reconciles adjusted net income to net income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net income	$1,906	$3,332	$10,318	$9,526
Provision for income taxes	455	2,084	959	5,961

Income before income taxes	2,361	5,416	11,277	15,487
Plus prepayment charge	725	—	725	728

Adjusted income before income taxes	3,086	5,416	12,002	16,215
Provision for income taxes at 38.5%	(1,188)	(2,084)	(4,620)	(6,243)

Adjusted net income	$1,898	$3,332	$7,382	$9,972

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     During the three months ended September 30, 2004, our revenues increased 20.1% to $52.0 million from $43.3 million for the three months ended September 30, 2003. Net income increased to $3.3 million from $1.9 million for the three months ended September 30, 2003. Our financial results for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 reflect the addition of twelve owned surgery centers, two surgery centers we manage without owning an interest and one diagnostic center. Our financial results for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 also reflect case growth at our existing centers. In addition, results for the three months ended September 30, 2004 reflect the consolidation of one variable interest entity as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The adoption of FIN 46(R) did not have an impact on our net income or liquidity. Results for the three months ended September 30, 2004 include an effective tax rate of 38.5% compared to an effective tax rate of 19.3% during the three months ended September 30, 2003.

     Revenues. Revenues increased 20.1% from $43.3 million for the three months ended September 30, 2003 to $52.0 million for the three months ended September 30, 2004. This increase was primarily the result of a $6.8 million increase in patient service revenues from surgery centers acquired or developed since July 1, 2003 and a $2.6 million increase in patient service revenues from facilities that we owned and managed throughout the three months ended September 30, 2004 and 2003 (which we refer to as “same store” facilities). The increase in same store revenues was primarily the result of an increase in the number of cases performed during the three months ended September 30, 2004 compared to the three months ended September 30, 2003. In addition, the $2.6 million increase was also the result of patient service revenues of $1.2 million from the consolidation of the variable interest entity, which was recorded as other service revenues during the three months ended September 30, 2003. Other service revenues decreased $1.2 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily as a result of consolidation of the variable interest entity pursuant to FIN 46(R). If we had adopted FIN 46(R) effective January 1, 2003, revenues would have increased 19.8% from $43.4 million for the three months ended September 30, 2003 to $52.0 million for the three months ended September 30, 2004.

     Cost of Revenues. Cost of revenues increased 14.1% from $30.4 million for the three months ended September 30, 2003 to $34.7 million for the three months ended September 30, 2004. The increase was primarily the result of a $5.0 million increase in cost of revenues from surgery centers acquired or developed since July 1, 2003. The increase of $5.0 million was partially offset by a $0.8 million decrease in cost of revenues from same store facilities. The decrease in same store cost of revenues was primarily the result of higher general and professional liability expense for the three months ended September 30, 2003 compared to the three months ended September 30, 2004. The general and liability expense includes reserves for an estimate of losses limited to deductibles and self insured retention related to claims incurred and reported in the policy period and an estimate for unlimited losses related to claims incurred but not yet reported during the policy period. The $0.8 million decrease in same store cost of revenues consists of increases in salaries and benefits of $15,000, an increase in rent and lease expense of $142,000, a decrease in supplies expense of $53,000, a decrease in professional and medical fees of $129,000 and a decrease in other cost of revenues of $806,000. As a percentage of revenues, cost of revenues decreased from 70.1% for the three months ended September 30, 2003 to 66.7% for the three months ended September 30, 2004, primarily as a result of consolidation of the variable interest entity and partially offset by surgery centers acquired or developed since July 1, 2003. If we had adopted FIN 46(R) effective January 1, 2003, cost of revenues would have increased 12.3% from $30.9 million for the three months ended September 30, 2003 to $34.7 million for the three months ended September 30, 2004. In addition, as a percentage of revenues, cost of revenues would have decreased from 71.0% for the three months ended September 30, 2003 to 66.7% for the three months ended September 30, 2004.

     General and Administrative Expense. General and administrative expense increased 21.6% from $3.7 million for the three months ended September 30, 2003 to $4.5 million for the three months ended September 30, 2004. The increase was primarily related to the overall growth in the number of surgery centers. As a percentage of revenues, general and administrative expense remained constant at 8.6% for the three months ended September 30, 2003 and September 30, 2004.

     Depreciation and Amortization. Depreciation and amortization expense increased 21.7% from $2.3 million for the three months ended September 30, 2003 to $2.8 million for the three months ended September 30, 2004. The increase was primarily related to surgery centers acquired or developed since July 1, 2003. As a percentage of revenues, depreciation and amortization expense increased slightly from 5.4% for the three months ended September 30, 2003 to 5.5% for the three months ended September 30, 2004.

     Provision for Doubtful Accounts. Provision for doubtful accounts increased from $756,000 for the three months ended September 30, 2003 to $995,000 for the three months ended September 30, 2004. This increase is primarily attributed to the surgery centers acquired or developed since July 1, 2003. As a percentage of revenues, the provision for doubtful accounts increased slightly from 1.7% for the three months ended September 30, 2003 to 1.9% for the three months ended September 30, 2004.

     Operating Income. Operating income increased 54.1% from $6.1 million for the three months ended September 30, 2003 to $9.4 million for the three months ended September 30, 2004. This increase was primarily the result of an increase of $2.0 million from same store facilities and a $1.3 million increase from surgery centers acquired or developed since July 1, 2003. As a percentage of revenues, operating income increased from 14.2% for the three months ended September 30, 2003 to 18.0% for the three months ended September 30, 2004. If we had adopted FIN 46(R) effective January 1, 2003, operating income would have increased 64.9% from $5.7 million for the three months ended September 30, 2003 to $9.4 million for the three months ended September 30, 2004.

     Minority Interests in Income of Consolidated Subsidiaries. Minority interests in income of consolidated subsidiaries increased from $1.8 million for the three months ended September 30, 2003 to $3.2 million for the three months ended September 30, 2004. This increase was primarily the result of a $1.2 million increase in minority interests for same store facilities due to the consolidation of the variable interest entity and a $195,000 increase in minority interests for surgery centers acquired or developed since July 1, 2003.

     Interest Expense, Net of Interest Income. Interest expense, net of interest income, decreased from $2.0 million for the three months ended September 30, 2003 to $718,000 for the three months ended September 30, 2004. Interest expense was higher in the third quarter of 2003 because of prepayment penalties incurred during the third quarter of 2003 related to our repayment of certain indebtedness with the proceeds from our senior credit facility. The decrease in interest expense was also the result of decreased outstanding indebtedness for the three months ended September 30, 2003 compared to the three months ended September 30, 2004. Total outstanding indebtedness decreased during 2004 because we used a portion of the proceeds of our initial public offering to repay indebtedness during the first quarter of 2004.

     Provision for Income Taxes. The provision for income taxes increased from $455,000 for the three months ended September 30, 2003 to $2.1 million for the three months ended September 30, 2004. Our effective tax rate increased from 19.3% for the three months ended September 30, 2003 to 38.5% for the three months ended September 30, 2004. The effective income tax rate for the three months ended September 30, 2004 was higher than the effective income tax rate for the three months ended September 30, 2003 because the net operating loss carryforwards utilized during 2003 were not available during 2004. We anticipate an effective tax rate of approximately 38.5% for the twelve months ending December 31, 2004.

     Net Income. Net income increased from $1.9 million for the three months ended September 30, 2003 to $3.3 million for the three months ended September 30, 2004. Net income increased primarily as a result of surgery centers acquired or developed since July 1, 2003 and an increase in net income from same store facilities. These increases were offset by an increase in the provision for income taxes of $1.6 million.

     Adjusted Net Income. Adjusted net income increased from $1.9 million for the three months ended September 30, 2003 to $3.3 million for the three months ended September 30, 2004. The increase was primarily related to increased net income from surgery centers acquired or developed since July 1, 2003 and an increase in net income from same store facilities.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     During the nine months ended September 30, 2004, our revenues increased 21.7% to $156.7 million from $128.8 million for the nine months ended September 30, 2003. Net income decreased to $9.5 million from $10.3 million for the nine months ended September 30, 2003. Our financial results for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 reflect the addition of twelve owned surgery centers, two surgery centers we manage without owning an interest and one diagnostic center. Our financial results for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 also reflect case growth at our existing centers. In addition, results for the nine months ended September 30, 2004 reflect the consolidation of one variable interest entity as required by FIN 46(R). The adoption of FIN 46(R) did not have an impact on our net income or liquidity. Results for the nine months ended September 30, 2004 include an effective tax rate of 38.5% compared to an effective tax rate of 8.5% during the nine months ended September 30, 2003.

     Revenues. Revenues increased 21.7% from $128.8 million for the nine months ended September 30, 2003 to $156.7 million for the nine months ended September 30, 2004. This increase was primarily the result of a $20.0 million increase in patient service revenues from surgery centers acquired or developed since July 1, 2003 and a $10.8 million increase in patient service revenues from same store facilities for the nine months ended September 30, 2004 and 2003. The increase in same store revenues was primarily the result of an increase in the number of cases performed during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. In addition, the $10.8 million increase was also the result of patient service revenues of $3.6 million from the consolidation of the variable interest entity, which was recorded as other service revenues during the nine months ended September 30, 2003. Other service revenues decreased $3.6 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily as a result of the consolidation of the variable interest entity pursuant to FIN 46(R). If we had adopted FIN 46(R) effective January 1, 2003, revenues would have increased 22.5% from $127.9 million for the nine months ended September 30, 2003 to $156.7 million for nine months ended September 30, 2004.

     Cost of Revenues. Cost of revenues increased 21.2% from $85.4 million for the nine months ended September 30, 2003 to $103.5 million for the nine months ended September 30, 2004. The increase was primarily the result of a $14.3 million increase in cost of revenues from surgery centers acquired or developed since July 1, 2003 and a $3.4 million increase in cost of revenues from same store facilities. The increase in same store cost of revenues was primarily the result of the increase in the number of cases performed during the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003. The $3.4 million increase in same store cost of revenues consists of increases in salaries and benefits of $1.8 million, supplies expense of $1.2 million, professional and medical fees of $63,000, rent and lease expense of $296,000 and other cost of revenues of $100,000. As a percentage of revenues, cost of revenues decreased slightly from 66.3% for the nine months ended September 30, 2003 to 66.1% for the nine months ended September 30, 2004. If we had adopted FIN 46(R) effective January 1, 2003, cost of revenues would have increased 19.5% from $86.6 million for the nine months ended September 30, 2003 to $103.5 million for the nine months ended September 30, 2004. In addition, as a percentage of revenues, cost of revenues would have decreased from 67.7% for the nine months ended September 30, 2003 to 66.1% for the nine months ended September 30, 2004.

     General and Administrative Expense. General and administrative expense increased 16.1% from $11.8 million for the nine months ended September 30, 2003 to $13.7 million for the nine months ended September 30, 2004. The increase was primarily related to the overall growth in the number of surgery centers. As a percentage of revenues, general and administrative expense decreased from 9.2% for the nine months ended September 30, 2003 to 8.7% for the nine months ended September 30, 2004. This decrease was primarily the result of improved economies of scale.

     Depreciation and Amortization. Depreciation and amortization expense increased 22.2% from $6.9 million for the nine months ended September 30, 2003 to $8.3 million for the nine months ended September 30, 2004. The increase was primarily related to surgery centers acquired or developed since July 1, 2003. As a percentage of revenues, depreciation and amortization expense decreased slightly from 5.3% for the nine months ended September 30, 2003 to 5.2% for the nine months ended September 30, 2004.

     Provision for Doubtful Accounts. Provision for doubtful accounts increased from $1.8 million for the nine months ended September 30, 2003 to $2.5 million for the nine months ended September 30, 2004. This increase is primarily attributed to the surgery centers acquired or developed since July 1, 2003. As a percentage of revenues, the provision for doubtful accounts increased from 1.4% for the nine months ended September 30, 2003 to 1.6% for the nine months ended September 30, 2004.

     Operating Income. Operating income increased 28.6% from $23.1 million for the nine months ended September 30, 2003 to $29.7 million for the nine months ended September 30, 2004. This increase was primarily the result of an increase of $4.3 million from surgery centers acquired or developed since July 1, 2003 and a $2.3 million increase from same store facilities. As a percentage of revenues, operating income increased from 17.9% for the nine months ended September 30, 2003 to 18.9% for the nine months ended September 30, 2004. If we had adopted FIN 46(R) effective January 1, 2003, operating income would have increased 43.5% from $20.7 million for the nine months ended September 30, 2003 to $29.7 million for the nine months ended September 30, 2004.

     Minority Interests in Income of Consolidated Subsidiaries. Minority interests in income of consolidated subsidiaries increased 32.5% from $7.7 million for the nine months ended September 30, 2003 to $10.2 million for the nine months ended September 30, 2004. This increase was primarily the result of a $1.7 million increase in minority interests for same store facilities due to the consolidation of the variable interest entity and an $700,000 increase in minority interests for surgery centers acquired or developed since July 1, 2003.

     Interest Expense, Net of Interest Income. Interest expense, net of interest income, decreased slightly from $4.1 million for the nine months ended September 30, 2003 to $4.0 million for the nine months ended September 30, 2004. Interest expense for both periods in 2003 and 2004 includes non-recurring prepayment charges of approximately $700,000 as a result of the repayment of indebtedness.

     Provision for Income Taxes. The provision for income taxes increased from $959,000 for the nine months ended September 30, 2003 to $6.0 million for the nine months ended September 30, 2004. Our effective tax rate increased from 8.5% for the nine months ended September 30, 2003 to 38.5% for the nine months ended September 30, 2004. The effective income tax rate for the nine months ended September 30, 2004 was higher than the effective income tax rate for the nine months ended September 30, 2003 because the net operating loss carryforwards utilized during 2003 were not available during 2004. We anticipate an effective tax rate of approximately 38.5% for the twelve months ending December 31, 2004.

     Net Income. Net income decreased from $10.3 million for the nine months ended September 30, 2003 to $9.5 million for the nine months ended September 30, 2004. Net income decreased primarily as a result of an increase in the provision for income taxes of $5.0 million. The increase in the provision for income taxes was partially offset by increased net income of surgery centers acquired or developed since July 1, 2003 and an increase in net income from same store facilities.

     Adjusted Net Income. Adjusted net income increased 35.1% from $7.4 million for the nine months ended September 30, 2003 to $10.0 million for the nine months ended September 30, 2004. The increase was primarily related to increased net income from surgery centers acquired or developed since July 1, 2003 and an increase in net income from same store facilities.

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

Cash Flow Statement Information

     During the nine months ended September 30, 2004, we generated operating cash flow of $18.6 million. Net cash used in investing activities during the nine months ended September 30, 2004 was $57.3 million, including $31.8 million of payments related to the conversion of Series A and Series B convertible preferred stock. The $57.3 million used in investing activities also includes approximately $19.1 million paid in connection with acquisitions.

Also, the $57.3 million used in investing activities includes $7.7 million used for purchase of property and equipment. Our net cash provided by financing activities during the nine months ended September 30, 2004 was $38.9 million, primarily related to proceeds of $115.5 million from our initial public offering which were partially offset by $105.3 million of payments on long-term debt. The $38.9 million of cash provided by financing activities also includes $27.0 million of proceeds from debt issuances.

Long-Term Debt

     In July 2003, we established a Senior Credit Facility that provides senior secured financing of up to $110.0 million, through a revolving credit line. The Senior Credit Facility terminates and is due and payable on July 18, 2006. At September 30, 2004, we had $21.0 million of outstanding debt under the Senior Credit Facility. During the nine months ended September 30, 2004, we used $63.6 million of the proceeds from the initial public offering to repay outstanding indebtedness under the Senior Credit Facility. At our option, loans under the Senior Credit Facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our consolidated funded indebtedness to EBITDA as defined in the Senior Credit Facility. During the first quarter of 2004, we entered into the First Amendment to the Senior Credit Facility, which changed certain financial covenants and definitions. Availability of funds under the Senior Credit Facility is limited by, among other things, our ratio of indebtedness to EBITDA.

     In July 2003, we entered into an agreement through which DLJ Investment Partners II, L.P. and its affiliates agreed to purchase our 14¾% Senior Subordinated Notes due 2008 in the aggregate principal amount of up to $40.0 million. During 2003, we issued notes in the aggregate principal amount of about $29.1 million, and may issue up to an additional $10.9 million of notes at any time before July 18, 2005. At December 31, 2003, the outstanding balance of the Senior Subordinated Notes was $29.1 million. We used proceeds from the initial public offering and certain borrowings under the Senior Credit Facility to repay all outstanding indebtedness under the Senior Subordinated Notes. At September 30, 2004, we had no outstanding indebtedness under the Senior Subordinated Notes.

Convertible Debentures

     In connection with the 2002 acquisition of PSC, we issued convertible debentures totaling $3.2 million to various persons in exchange for additional ownership interests in certain of PSC’s surgery centers. The convertible debentures bore interest at 4.0% per year and would have matured on April 1, 2005. The convertible debentures automatically converted into shares of common stock at $13.87 per share upon the completion of our initial public offering.

     Earnings Before Interest, Taxes, Depreciation and Amortization Less Minority Interests

     EBITDA less minority interest increased 34.3% from $6.7 million for the three months ended September 30, 2003 to $9.0 million for the three months ended September 30, 2004. EBITDA less minority interest increased 25.2% from $22.2 million for the nine months ended September 30, 2003 to $27.8 million for the nine months ended September 30, 2004. These increases in EBITDA less minority interests were the result of surgery centers acquired or developed since July 1, 2003 and growth at same store facilities.

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

     The following table reconciles EBITDA and EBITDA less minority interests to net cash provided by operating activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
EBITDA	$8,483	$12,226	$29,938	$37,986
Minority interests in income of consolidated subsidiaries	(1,819)	(3,246)	(7,749)	(10,204)

EBITDA less minority interests	6,664	8,980	22,189	27,782
Depreciation and amortization	(2,342)	(2,846)	(6,854)	(8,304)
Interest expense, net	(1,961)	(718)	(4,058)	(3,991)
Income taxes	(455)	(2,084)	(959)	(5,961)

Net income	1,906	3,332	10,318	9,526
Depreciation and amortization	2,342	2,846	6,854	8,304
Impairment and loss on disposal of long-lived assets	162	—	162	16
Gain on sale of long-lived assets	(162)	—	(162)	(157)
Minority interests in income of consolidated subsidiaries	1,819	3,246	7,749	10,204
Income taxes	455	2,084	959	5,961
Distributions to minority partners	(3,094)	(3,073)	(7,599)	(9,982)
Income on equity investments	(18)	(374)	(176)	(861)
Provision for doubtful accounts	756	995	1,826	2,524
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	292	(139)	(537)	(1,241)
Other assets and liabilities	(268)	(2,208)	(3,372)	(5,661)

Net cash provided by operating activities	$4,190	$6,709	$16,022	$18,633

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

Recent Accounting Standards

     In December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46(R) requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all new

VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46(R) for public companies must be applied for the first interim or annual period beginning after March 15, 2004, with early adoption allowed. The Company adopted FIN 46(R) on December 31, 2003. The Company has not entered into or acquired any VIEs subsequent to January 31, 2003. The Company has determined that it is the primary beneficiary of a VIE created on July 31, 2002. The Company entered into a development agreement with a group of physicians to develop a surgery center in which it has no ownership interest. The surgery center opened on October 16, 2002. Under the development agreement, a limited liability company in which the Company owns a majority of the ownership interests manages the surgery center, leases certain fixed assets to the surgery center and provides working capital needs to the surgery center. In addition, the investors in the surgery center have insufficient equity at risk. At December 31, 2003, the Company began consolidating this VIE in the accompanying condensed consolidated balance sheets. The adoption of FIN 46(R) did not have an impact on the Company’s net income or liquidity.

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

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments, including interest rate swaps. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At September 30, 2004, $21.0 million of our total long-term debt was subject to variable rates of interest, while the remaining $6.2 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $210,000. The fair value of our long-term debt, based on a discounted cash flow analysis, approximates its carrying value as of September 30, 2004.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner.

(b)	Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     For the three months ended September 30, 2004, we issued the following securities that were not registered under the Securities Act of 1933, as amended. Each of the transactions described below was conducted in reliance upon the exemptions from registration provided in Sections 3(b) and 4(2) of the Securities Act and Regulation D and the other rules and regulations promulgated thereunder. Each of these issuances was made without the use of an underwriter, and the certificates and other documentation evidencing the securities issued in connection with these transactions bear a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.

•	On July 15, 2004, we issued 822 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On July 15, 2004, we issued 2,832 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On July 15, 2004, we issued 1,810 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On July 15, 2004, we issued 1,899 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On August 11, 2004, we issued 3,402 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for $27,658 upon exercise of warrants.

•	On August 11, 2004, we issued 5,417 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for $44,040 upon exercise of warrants.

•	On August 11, 2004, we issued 27,255 shares of our common stock to a corporation in a cashless exercise of warrants.

•	On August 17, 2004, we issued 645 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for cashless exercise of warrants.

•	On September 14, 2004, we issued 9,021 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for an aggregate of $73,341 upon exercise of warrants.

•	On September 14, 2004, we issued 2,373 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for an aggregate of $19,292 upon exercise of warrants.

     Item 6. Exhibits.

No.		Description
3.1	-	Certificate of Incorporation (a)

3.2	-	Certificate of Amendment to Certificate of Incorporation (b)

3.3	-	Certificate of Retirement of Stock (c)

3.4	-	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (a)

No.		Description
3.5	-	Certificate of Designation of Series A Junior Participating Preferred Stock (b)

3.6	-	Bylaws (a)

4.1	-	Form of Common Stock Certificate (a)

4.2	-	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (d)

4.3	-	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (d)

4.4	-	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (d)

4.5	-	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (d)

4.6	-	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (e)

31.1	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (Registration No. 333-113272).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (Registration No. 000-50574).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Symbion, Inc.

By:	/s/ Kenneth C. Mitchell

Kenneth C. Mitchell
Chief Financial Officer and
Senior Vice President of Finance
(principal financial and accounting officer)

Date: November 12, 2004

EXHIBIT INDEX

No.		Description
3.1	-	Certificate of Incorporation (a)

3.2	-	Certificate of Amendment to Certificate of Incorporation (b)

3.3	-	Certificate of Retirement of Stock (c)

3.4	-	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (a)

3.5	-	Certificate of Designation of Series A Junior Participating Preferred Stock (b)

3.6	-	Bylaws (a)

4.1	-	Form of Common Stock Certificate (a)

4.2	-	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (d)

4.3	-	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (d)

4.4	-	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (d)

4.5	-	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (d)

4.6	-	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (e)

31.1	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (Registration No. 333-113272).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (Registration No. 000-50574).