Form 10-K
period 2004-12-31
SYMBION INC/TN
filed 2005-03-28
CIK 1091312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

     The aggregate market value of the shares of the registrant’s common stock (based upon the closing price of these shares on the Nasdaq National Market on June 30, 2004) held by non-affiliates as of June 30, 2004, was approximately $218,848,365.

     As of February 28, 2005, 21,101,331 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for our annual meeting of stockholders to be held on May 10, 2005 are incorporated by reference into Part III of this report.

Cautionary Note Regarding Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. In particular, these include, among other things, statements relating to:

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

PART I

Item 1. Business

Overview

     We own and operate a network of surgery centers in 21 states. Our surgery centers provide non-emergency surgical procedures across many specialties. We offer services designed to meet the health care needs of the communities in which we operate and seek to develop strong relationships with physicians and other health care providers in these markets. We believe that one of our competitive advantages is the experience of our senior management team, with four of our executive officers having an average of over 25 years of experience in the health care industry, including senior management positions at public and private health care companies. The remaining six members of our senior management team have an average of over 20 years of experience in the health care industry. As of March 15, 2005, we owned and operated 47 surgery centers and managed nine additional surgery centers. Our surgery centers include three facilities that are licensed as hospitals, two of which we own and one of which we manage. In addition to our surgery centers, we also operate two diagnostic centers and manage three physician networks, including two physician networks in markets in which we operate surgery centers.

     On September 16, 2002, we reincorporated in Delaware. We were originally incorporated in Tennessee in January 1996 under the name UniPhy Healthcare, Inc. and focused on the development and management of physician networks. On June 25, 1999, we acquired Ambulatory Resource Centres, Inc., an owner and operator of surgery centers, and changed our name to Symbion, Inc. Since our acquisition of Ambulatory Resource Centres, we have focused on developing, acquiring and managing surgery centers, and have grown our operations from 14 to 56 surgery centers. During that period, we terminated all but three of our management agreements with physician networks and transferred our assets and liabilities relating to those terminated agreements to the physician networks in exchange for cash and our previously issued securities. We also modified our agreements with two of the remaining physician networks to require us to provide only management services. As a result of these actions, we now focus our business on developing, acquiring and managing surgery centers and it may be difficult to compare our historical operating results from period to period.

Surgery Center Industry

     Outpatient surgery has experienced tremendous growth since 1970, when the first surgery center opened in the United States, according to Verispan, L.L.C., an independent health care market research and information firm. Surgery centers are facilities where physicians can perform surgical procedures that generally do not require the patient to stay overnight. According to Verispan, about 3,957 outpatient surgery centers were operating in the United States as of February 2004, an increase of more than 50% since 1996. Based on data compiled by Verispan, the number of outpatient surgery cases performed annually in U.S. outpatient surgery centers increased from an estimated 4.3 million in 1996 to an estimated 8.3 million in 2004, representing a compound annual growth rate of about 9%.

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

     With an estimated 3,957 outpatient surgery centers operating in the United States as of February 2004, we believe significant opportunities exist for consolidation in this industry. The five largest national operators of outpatient surgery centers by number of centers represented an aggregate of less than 15% of the total number of outpatient surgery centers in the United States as of February 2004, according to Verispan. We believe that the surgery center industry will continue to consolidate because of the increasing complexity of the regulatory and managerial aspects of health care delivery, the growing influence of managed care, the rising cost of technology and the need for capital. We believe there are many surgery centers that are seeking to affiliate with experienced operators of facilities with access to capital, management expertise and other resources.

Our Strategy

     We intend to expand our network of surgery centers in attractive markets throughout the United States by acquiring established centers and developing new centers while enhancing the performance of our existing centers. We also seek to provide patients with high-quality surgical services across many specialties. When attractive opportunities arise, we may acquire or develop other types of facilities, including diagnostic centers. The key components of our strategy are to:

•	Identify, recruit and retain leading surgeons and other physicians for our surgery centers. We believe that establishing and maintaining strong relationships with surgeons and other physicians is a key factor to our success in acquiring, developing and operating surgery centers. We identify and partner with surgeons and other physicians that we believe have established reputations for clinical excellence in their communities. We believe that we have had success in recruiting and retaining physicians because of the ownership structure of our surgery centers and our staffing, scheduling and clinical systems that are designed to increase physician productivity, promote physicians’ professional success and enhance the quality of patient care. We also believe that forming relationships with health care systems and other health care providers can enhance our ability to recruit physicians. We currently have strategic relationships with six health care systems.

•	Capitalize on our experienced management team to pursue multiple growth opportunities in the surgery center market. We believe that the experience and capabilities of our senior management team provide a strategic advantage in improving the operations of our surgery centers, attracting physicians and identifying new development and acquisition opportunities. Four of our executive officers have an average of over 25 years of experience in the health care industry, including senior management positions at public and private health care companies. The remaining six members of our senior management team have an average of over 20 years of experience in the health care industry. Our management’s broad industry experience has allowed them to establish strong relationships with participants throughout the health care industry. These relationships are helpful in forming leads for acquisitions, and in making decisions about expanding into new markets and services. The experience and capabilities of our management team also enable us to pursue multiple growth strategies in the surgery center market, including acquisitions of established surgery centers, de novo developments in attractive markets, strategic relationships with prominent hospitals and other health care providers and turnaround opportunities in connection with underperforming facilities. We have successfully executed each of these growth strategies, and intend to pursue each of them in the future.

•	Pursue a disciplined strategy of acquiring and developing surgery centers. Since January 1999, we have acquired 35 surgery centers and developed 15 surgery centers, including three surgery centers that we subsequently divested. We anticipate acquiring about three to four centers and developing three to four centers annually during the next three to five years. We seek to acquire and develop both single and multi-specialty surgery centers that meet our criteria, including prominence and quality of physician partners, specialty mix, opportunities for growth, level of competition in the local market, level of managed care penetration and our ability to access managed care organizations. Our acquisition and development team conducts extensive due diligence and applies a financial model that targets a threshold return on invested capital over a period of five years. Once we acquire a surgery center, our team establishes a strategic plan to improve the center’s operating systems, physician recruitment and facilities, and capitalize on the center’s competitive strengths. We have historically targeted majority ownership in our facilities and currently hold majority ownership interests in over 74% of the surgery centers in which we own an interest. Majority ownership allows us to make and execute managerial decisions which we believe provides greater opportunity for growth and higher returns. We also believe that by starting with majority ownership of a center, we can benefit by capturing a greater share of the value we create in managing and improving the center. We intend to continue to target majority ownership in our facilities. However, when attractive opportunities arise, we may acquire minority interests in surgery centers. When appropriate, we also may reduce our interest in majority owned surgery centers.

•	Increase revenues and profitability of existing surgery centers through operational focus. We seek to increase revenues, profitability and return on our invested capital at all of our centers by focusing on operations. We have a dedicated team that is responsible for implementing best practices, cost controls and overall efficiencies at each of our surgery centers. Our centers benefit from our network of facilities by sharing best practices and participating in group purchasing agreements designed to reduce the cost of supplies and equipment. We intend to continue to recruit additional physicians and expand the range of services offered at our surgery centers to increase the number and types of surgeries performed in our centers. We are committed to enhancing programs and services for our physicians and patients by providing advanced technology, quality care, cost-effective service and convenience.

Operations

   Surgery Center Operations

     As of March 15, 2005, we owned and operated 47 surgery centers and managed nine surgery centers. Three of our facilities are licensed as hospitals, two of which we own and one of which we manage. Our typical surgery center is a freestanding facility with about 14,000 square feet of space and four fully equipped operating rooms, two treatment rooms and ancillary areas for preparation, recovery, reception and administration. Our surgery centers provide non-emergency surgical procedures among many specialties, including orthopedic, obstetrics/gynecology, general surgery, ear, nose and throat, pain management, gastrointestinal, plastic surgery and ophthalmology. Our surgery centers that are licensed as hospitals may also provide additional services such as diagnostic imaging, pharmacy, laboratory and obstetrical services. In certain markets where we believe it is appropriate, we operate surgery centers that focus on a single specialty.

     Our surgery centers are generally located in close proximity to physicians’ offices. Each facility typically employs a staff of about 30, depending on its size, the number of cases and the type of services provided. Our staff at each center generally includes a center administrator, a business manager, a medical director, registered nurses, operating room technicians and clerical workers. At each of our surgery centers, we have arrangements with anesthesiologists to provide anesthesiology services. We also provide each of our surgery centers with a full range of financial, marketing and operating services. For example, our regional managed care directors assist the local management team at each of our centers in developing relationships with managed care providers and negotiating managed care contracts.

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

   Surgery Center Ownership Structure

     We own and operate our surgery centers through partnerships or limited liability companies. Local physicians or physician groups also own an interest in most of our surgery centers. In some cases, a hospital may own an interest in our surgery center. One of our wholly-owned subsidiaries typically serves as the general partner or majority member of our surgery centers. We generally own a majority interest in our surgery centers, or otherwise have sufficient control over the centers to be able to consolidate the financial results of operations of the centers with ours. In some instances, we will acquire an ownership interest in a surgery center with the prior owners retaining an ownership interest, and, in some cases, we offer new ownership interests to other physicians or hospital partners. We own a majority interest in 35 of the 47 surgery centers in which we own an interest. We typically guarantee all of the debts of these partnerships and limited liability companies, even though we do not own all of the ownership interests in the surgery centers. We also have a management arrangement with each of the surgery centers, under which we provide day-to-day management services for a management fee, which is typically based on a percentage of the revenues of the center.

     Each of the partnerships and limited liability companies through which we own and operate our surgery centers is governed by a partnership or operating agreement. These partnership and operating agreements typically provide, among other things, for voting rights and limited transfer of ownership interests. The partnership and operating agreements also provide for the distribution of available cash to the owners, in some cases on a quarterly basis. In addition, the agreements typically restrict the physician owners from owning an interest in a competing surgery center during the period in which the physician owns an interest in our center and for one year after that period. The partnership and operating agreements for our centers typically provide that the centers will purchase all of the physicians’ ownership interests if certain adverse regulatory events occur, such as it becoming illegal for the physicians to own an interest in a surgery center, refer patients to a center or receive cash distributions from a surgery center. The purchase price that we would be required to pay for these ownership interests is based on pre-determined formulas, typically either a multiple of the center’s EBITDA (defined as operating income (loss) plus depreciation and amortization) or the fair market value of the ownership interests as determined by a third-party appraisal. Some of these agreements require us to make a good faith effort to restructure our relationships with the physician investors in a manner that preserves the economic terms of the relationship prior to purchasing these interests. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and “— Government Regulation.” In certain circumstances, we have the right to purchase a physician’s ownership interests, including upon a physician’s breach of the noncompetition provisions of a partnership or operating agreement. In some cases, we have the right to require the physician owners to purchase our ownership interest in the event our management agreement with a center is terminated. In one center, the physician owners have the right to purchase our ownership interest upon a change in our control.

     We currently manage seven surgery centers without owning an interest in them through a strategic alliance with a hospital system located in the Memphis, Tennessee area. We also manage a surgery center licensed as a hospital located in Kansas City, Kansas in which we have no ownership interest. In addition, we own an interest in a limited liability company which assisted in the development of a surgery center in Lynbrook, New York and which provides administrative services to the surgery center.

Surgery Centers

     The following table sets forth information regarding each of our surgery centers as of February 28, 2005:

		Number of		Symbion
		Operating	Number of	Percentage
Facility	City	Rooms	Treatment Rooms	Ownership
Alabama
Birmingham Endoscopy Center	Birmingham	3	—	80%(1)
North River Surgical Center	Tuscaloosa	2	2 procedure rooms	80%(1)
Colorado
Dry Creek Surgery Center	Denver	6	2	51%(1)
Florida
Deland Surgery Center	Deland	3	2	79%(1)
West Bay Surgery Center	Largo	4	3	51%(1)
Jacksonville Beach Surgery Center	Jacksonville	4	1	86%(1)
Lee Island Coast Surgery Center	Fort Myers	5	3	50%(1)
Orlando Surgery Center	Orlando	5	1 minor procedure room	64%(1)
Tampa Bay Regional Surgery Center	Largo	1	2	51%(1)
The Surgery Center of Ocala	Ocala	4	2	51%(1)
Georgia
Premier Surgery Center	Brunswick	3	1	51%(1)
Atlanta Center for Reconstructive Foot and
Ankle Surgery Center	Sandy Springs	2	—	53%(1)
Roswell Center for Foot and Ankle Surgery
Center	Roswell	2	—	20%
Savannah Outpatient Foot and Ankle
Surgery Center	Savannah	2	—	80%(1)
The Surgery Center	Columbus	4	2	65%(1)
Illinois
Valley Ambulatory Surgery Center	St. Charles	6	1 minor procedure room	40%(1)
Indiana
Vincennes Surgery Center	Vincennes	3	1 minor procedure room	51%(1)
New Albany Outpatient Surgery	New Albany	4	—	68%(1)
Kansas
Heartland Specialty Surgical Hospital(2)	Kansas City	7	3 19 hospital rooms	—(3)
Kentucky
DuPont Surgery Center	Louisville	5	—	61%(1)
Louisiana
Greater New Orleans Surgery Center	Metairie	2	—	30%(1)
Physicians Surgical Specialty Hospital(2)	Houma	4	4	57%(1)
			10 hospital rooms
Surgery Center of Hammond	Hammond	4	2 procedure rooms	87%(1)
Massachusetts
Worcester Surgery Center	Worcester	4	1 minor procedure room	77%(1)
Worcester ENT	Worcester	1	—	51%(1)
Missouri
Central Missouri Medical Park Surgical
Center	Jefferson City	4	2	58%(1)
The Surgery Center of Kirkwood	Kirkwood	3	1 minor procedure room	50%(1)
Mississippi
Physicians Outpatient Center	Oxford	4	2	—(3)
New York
South Shore Ambulatory Surgery Center	Lynbrook	4	1	—(4)

		Number of		Symbion
		Operating	Number of	Percentage
Facility	City	Rooms	Treatment Rooms	Ownership
North Carolina
Orthopaedic Surgery Center of Asheville	Asheville	3	—	63	%(1)
Wilmington SurgCare	Wilmington	6	4 minor procedure rooms	100	%(1)
Ohio
Physicians Ambulatory Surgery Center	Circleville	2	—	76	%(1)
Valley Surgical Center	Steubenville	3	1 minor procedure room	55	%(1)
Oklahoma
Lakeside Women’s Hospital(2)	Oklahoma City	3	16 hospital rooms	42%
Surgery Center of Edmond	Edmond	4	—	58	%(1)
Pennsylvania
Village SurgiCenter	Erie	5	1	73	%(1)
Rhode Island
Bayside Endoscopy Center	Providence	—	6	75	%(1)
Tennessee
Baptist Germantown Surgery Center	Memphis	6	1	—	(3)
			3 overnight rooms
Maury Regional Surgery Center	Columbia	2	1	35%
Cool Springs Surgery Center	Franklin	4	1	44%
			1 overnight room
DeSoto Surgery Center	Memphis	2	1 procedure room	—	(3)
East Memphis Surgery Center	Memphis	6	1	—	(3)
			4 overnight rooms
Midtown Surgery Center	Memphis	6	—	—	(3)
Southwind GI	Memphis	1	—	100	%(1)
Union City Center	Union City	2	1	—	(3)
UroCenter	Memphis	3	1	—	(3)
University Ambulatory Surgical Center	Knoxville	4	1	25%
			2 overnight rooms
Texas
Central Park Surgery Center	Austin	5	1	69	%(1)
			3 overnight rooms
Clear Fork Surgery Center	Fort Worth	3	1	37	%(1)
			4 overnight rooms
East Houston Surgery Center	Houston	4	2	47	%(1)
			1 overnight room
Northeast Baptist Surgery Center	San Antonio	4	3	52	%(1)
			1 overnight room
NorthStar Surgical Center	Lubbock	5	4	46	%(1)
			2 overnight rooms
Physicians SurgiCenter of Houston	Houston	5	2	10%
			3 overnight rooms
Surgery Center of Duncanville	Duncanville	4	1	41	%(1)
			2 overnight rooms
Texarkana Surgery Center	Texarkana	4	3	66	%(1)
			2 overnight rooms
Washington
Bellingham Surgery Center	Bellingham	4	—	85	%(1)

(1)	We consolidate these surgery centers for financial reporting purposes.

(2)	This facility is licensed as a hospital.

(3)	We manage these facilities, but do not have an ownership interest in them.

(4)	We hold a 57% ownership interest in the limited liability company which provides administrative services to this surgery center. Due to regulatory restrictions in the State of New York, we cannot directly own an interest in the facility.

   Case Mix

     The following table sets forth the percentage of cases in each specialty performed in 2004 and 2003 at surgery centers in which we owned an interest as of December 31, 2004 and December 31, 2003:

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
Specialty
Ear, nose and throat	8%	8%
Gastrointestinal	22	16
General surgery	5	6
Obstetrics/gynecology	3	4
Ophthalmology	13	14
Orthopedic	16	20
Pain management	16	17
Plastic surgery	4	4
Other	13	11

Total	100%	100%

     The changes in case mix from 2003 to 2004, including the increase in gastrointestinal cases as a percentage of total cases and the decrease in orthopedic cases as a percentage of total cases, were primarily the result of our surgery center acquisitions and developments during 2003 and 2004.

   Case Growth

     The following table sets forth information from facilities in which we owned an interest and managed throughout the years ended December 31, 2004 and 2003, respectively:

	Year Ended December 31,
	2004	2003
Consolidated:
Cases	140,519	133,811
Case growth	5.0%	N/A
Net patient service revenue per case	1,182	1,143
Net patient service revenue per case growth	3.4%	N/A
Number of same store surgery centers	26	N/A

Consolidated centers and non-consolidated centers:
Cases	144,625	137,168
Case growth	5.4%	N/A
Net patient service revenue per case	1,186	1,153
Net patient service revenue per case growth	2.9%	N/A
Number of same store surgery centers	27	N/A

     The following table sets forth information from facilities that we consolidate for financial reporting purposes (which includes surgery centers we have acquired or developed since January 1, 2003) for the years ended December 31, 2004 and 2003, respectively:

	Year Ended December 31,
	2004	2003
Cases	176,483	137,784
Case growth	28.1%	N/A
Net patient service revenue per case	1,148	1,148
Net patient service revenue per case growth	—%	N/A
Number of surgery centers operated as of end of period (1)	54	44
Number of consolidated surgery centers	40	32

(1)    Includes surgery centers that we manage but in which we do not have an ownership interest.

   Payor Mix

     The following table sets forth by type of payor the percentage of our patient service revenues generated in 2004 for surgery centers in which we owned an interest as of December 31, 2004:

Year Ended
December 31, 2004
Payor
Private Insurance	76%
Government	20
Self-pay	3
Other	1

Total	100%

   Strategic Relationships

     When attractive opportunities arise, we may develop, acquire or operate surgery centers through strategic alliances with health care systems and other health care providers. We believe that forming a relationship with a medical center can enhance our ability to recruit physicians and access managed care contracts for our facilities in that market. We currently have strategic relationships with:

•	Vanderbilt Health Services, Inc., with which we own and operate a surgery center in Franklin, Tennessee;

•	Vanguard Health Systems, Inc., with which we own and operate a surgery center in San Antonio, Texas;

•	Baptist Memorial Health Services, Inc., for which we manage seven surgery centers in Memphis, Tennessee and surrounding areas;

•	University Health System, Inc., with which we own and operate a surgery center in Knoxville, Tennessee;

•	Harris Methodist Ft. Worth, with which we own and operate a surgery center in Fort Worth, Texas; and

•	Maury Regional Healthcare System, with which we own and operate a surgery center in Columbia, Tennessee.

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

     We manage seven surgery centers owned by Baptist Memorial Health Services, Inc. under management agreements with Baptist Memorial, in exchange for a management fee based on a percentage of the revenues of these surgery centers. The management agreements terminate on various dates from March 2006 to June 2008 and may be terminated earlier by either party for material breach after notice and an opportunity to cure. We have also entered into a development agreement with Baptist Memorial under which we are to provide development support for new surgery centers that may be developed by Baptist Memorial in exchange for a development fee negotiated for each developed center.

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

     We believe there are numerous acquisition opportunities that would pass our general screening criteria. We carefully evaluate each of our acquisition opportunities through an extensive due diligence process to determine which facilities have the greatest potential for growth and profitability improvements under our operating structure. In many cases, the acquisition team identifies specific opportunities to enhance a center’s productivity post-acquisition. For example, we may renovate or construct additional operating or treatment rooms in existing facilities to meet anticipated demand for procedures based on analysis of local market characteristics. Our team may also identify opportunities to recruit additional physicians to increase the acquired facility’s revenues and profitability. Once we decide to proceed with an acquisition proposal, we use a pricing strategy that targets a threshold return on invested capital over a period of five years. We have acquired 35 surgery centers since January 1999 and anticipate acquiring about three to four centers annually during the next three to five years.

     Development Program. We develop surgery centers in markets in which we anticipate substantial interest by physicians and payors. We have experience in developing both single and multi-specialty surgery centers. When we develop a new surgery center, we generally provide all of the services necessary to complete the project. We offer in-house capabilities for structuring partnerships and financing facilities and work with architects and construction firms in the design and development of facilities. Before and during the development phase of a new center, we analyze the competitive environment in the local market, review market data to identify appropriate services to provide, prepare and analyze financial forecasts, evaluate regulatory and licensing issues and assist in designing the center and identifying appropriate equipment to purchase or lease. After the surgery center is developed, we generally provide startup operational support, including information systems, equipment procurement and financing. We have developed 15 surgery centers since January 1999 and anticipate developing about three to four centers annually during the next three to five years.

     Development and construction of a surgery center generally takes us from 12 to 18 months, depending on whether we are building the facility or improving available space. Estimated construction costs generally total from $1.0 million to $2.5 million for improving existing space. Equipment and other furnishing costs generally range from $1.0 million to $3.0 million. In addition, working capital of approximately $1.0 million to $1.5 million is generally required to sustain operations for the initial six to 12 months of operations. We historically financed these costs through capital contributions from investors in the center, borrowings under our facility loan agreements and long-term facility lease agreements. We expect to finance these costs in the future with borrowings under our senior credit facility and capital contributions from investors in the centers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     We also operate Erie Imaging Center, a diagnostic imaging center that is adjacent to our surgery center in Erie, Pennsylvania. We own a 51% interest in this diagnostic center through a joint venture with Touchstone. This diagnostic imaging center opened during the third quarter of 2004. The joint venture has entered into a management agreement with Touchstone under which Touchstone provides daily management and administrative services to the diagnostic center in exchange for a percentage of the diagnostic center’s net revenues. The initial term of the management agreement expires on December 19, 2008 and may be renewed for additional renewal terms of one year each. After December 19, 2005, either party to the management agreement has the right to terminate the management agreement. In the event that we terminate the management agreement without cause, Touchstone has the right to require us to repurchase its ownership interest in the joint venture. We believe the services provided by this diagnostic center complement and support the services provided by our surgery center in this market.

     We may explore the possibility of selectively purchasing and developing additional diagnostic centers in the markets in which we operate surgery centers.

   Physician Networks

     We currently manage physician networks in Memphis, Tennessee, Johnson City, Tennessee and Louisville, Kentucky. Each of these physician networks has entered into an agreement with us, which provides, among other things, that we will provide billing, financial services and other business management services in exchange for a management fee. One of the physician networks is an independent practice association, or IPA, of health care providers located in the greater Louisville, Kentucky area. We believe this network is complementary to our local surgery center by providing the center with greater access to managed care contracts.

Information Systems and Controls

     Each of our surgery centers uses a standard financial reporting system that provides information to our corporate office to track financial performance on a timely basis. In addition, each of our facilities uses an operating system to manage its business that provides critical support in areas such as scheduling, billing and collection, accounts receivable management, purchasing and other essential operational functions. We have implemented a standardized system to support all of our facilities and to enable us to access more easily information about our centers on a timely basis. The information system has been installed in all of our surgery centers, except for those facilities we acquired recently.

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

     In developing or acquiring existing surgery centers, we compete with other public and private surgery center and hospital companies. Several large national companies own and/or manage surgery centers and surgical hospitals, including HEALTHSOUTH Corporation, HCA Inc., Universal Health Services, Inc., AmSurg Corp. and United Surgical Partners International, Inc. In general, these companies have greater resources and access to capital than we do. We also face competition from local hospitals, physician groups and other providers who may compete with us in the ownership and operation of surgery centers.

Employees

     At December 31, 2004, we had about 2,300 employees, of which about 1,450 were full-time employees. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

Reimbursement

     Payments under the Medicare program to ambulatory surgery centers are made under a system whereby the Secretary of Health and Human Services determines payment amounts prospectively for various categories of medical services performed in ambulatory surgery centers, subject to an inflation adjustment. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. About 19.1% of our patient service revenues during 2004 were attributable to Medicare and Medicaid payments.

     The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, commonly referred to as the Medicare Modernization Act, limits increases in Medicare reimbursement rates for ambulatory surgery centers. Under the Medicare Modernization Act, the 2% increase in Medicare reimbursement rates for ambulatory surgery centers that became effective on October 1, 2003 was limited beginning April 1, 2004 to an amount equal to the increase in the Consumer Price Index for all urban consumers as estimated by the Secretary of the Department of Health and Human Services for the 12-month period ended March 31, 2003, minus 3.0 percentage points. The Medicare Modernization Act also provides that there will be no increase in these rates during the years 2005 through 2009. The Medicare Modernization Act also directs the General Accounting Office to conduct a study comparing the cost of procedures in surgery centers to the cost of procedures performed in hospital outpatient departments. The General Accounting Office was directed to submit the results of its study to the Centers for Medicare and Medicaid Services, or CMS, by no later than January 1, 2005. However, no report had been publicly released as of March 25, 2005. CMS is directed to develop a new ambulatory surgery center payment system based upon the Medicare hospital outpatient department payment system so that it is effective on or after January 1, 2006 and no later than January 1, 2008. The Medicare Modernization Act provides that, in the year that the new payment system is implemented, it must be designed to result in the same aggregate amount of expenditures for surgical services provided at ambulatory surgery centers as would be made if the new system were not adopted. The rate changes mandated by the Medicare Modernization Act could have a material adverse effect on the revenues of our centers, but we cannot predict the full effect of the payment rate revisions.

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

     The Medicare Payment Advisory Commission, or MedPAC, and the Office of the Inspector General of the Department of Health and Human Services, or OIG, have both recently recommended changes to the Medicare payment methodology for ambulatory surgery centers. MedPAC is a congressional advisory board charged with advising Congress on Medicare payment issues, while the OIG is a governmental agency responsible for investigating and monitoring Medicare, Medicaid and other Department of Health and Human Services programs. Generally, MedPAC and the OIG have recommended that reimbursement levels for ambulatory surgery center procedures be reduced. These are recommendations only and it is uncertain if Congress will act on either or both recommendations. If these recommendations become effective, our revenue and profitability could be adversely affected. While most of our existing surgery center surgical procedures are generally reimbursed at levels lower than hospital outpatient departments, some of our existing surgical procedures are reimbursed at higher levels. These recommended changes do not apply to our facilities licensed as hospitals. A reduction in reimbursement levels could have a material adverse effect on the revenues of our centers.

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

     Most private third-party payors pay a facility fee to freestanding surgery centers for the use of the facility in addition to paying professional fees directly to the physicians performing the medical services. We received approximately 74% of our revenue in 2004 from private third-party payors. Market and cost factors affecting the fee structure, cost containment and utilization decisions of third-party payors and other payment factors over which we have no control may affect the revenues of our centers.

     Our centers also provide services to injured workers and receive payment from workers’ compensation payors pursuant to the workers’ compensation laws of the various states. Workers’ compensation payment amounts are subject to legislative, regulatory, and other payment changes over which we have no control. A reduction in workers’ compensation payment amounts could have a material adverse effect on the revenues of our centers.

     We cannot predict what further legislation may be enacted or what regulations or guidelines may be established concerning third-party reimbursement by state, federal or private programs. Reductions or changes in these programs could have a material adverse affect on our business.

Governmental Regulation

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

     Every state imposes licensing requirements on individual physicians and health care facilities. In addition, federal and state laws regulate HMOs and other managed care organizations. Many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, including surgery centers offering services we offer, or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. We believe that outpatient surgery and diagnostic services will continue to be subject to intense regulation at the federal and state levels.

     Our ability to operate profitably will depend in part upon all of our facilities obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations. If we fail to obtain any necessary licenses or certifications or fail to maintain our existing licenses and certifications, it could have a material adverse effect on our business.

     The laws of many states prohibit physicians from splitting fees with non-physicians, prohibit non-physician entities (such as us) from practicing medicine and prohibit referrals to facilities in which physicians have a financial interest. We believe our activities do not violate these state laws; however, we cannot assure you that future interpretations of, or changes in, these laws might require structural and organizational modifications of our existing relationships with our facilities and physician networks, and we cannot assure you that we would be able to appropriately modify such relationships. In addition, statutes in some states could restrict our expansion into those states.

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

     We are unable to predict what additional government regulations, if any, affecting our business may be enacted in the future or how existing or future laws and regulations might be interpreted. If we, or any of our facilities, fail to comply with applicable laws, it might have a material adverse effect on our business.

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

     The ambulatory surgery center Medicare conditions of participation prohibit surgery centers from performing surgical procedures on Medicare patients if it is anticipated that the patient will require overnight recovery. Historically, however, CMS has permitted ambulatory surgery centers to keep non-Medicare patients for up to 23 hours. On March 11, 2004, CMS issued a Memorandum to State Survey Agency Directors stating that an ambulatory surgery center that routinely provides 23 hour recovery services to non-Medicare patients will jeopardize the facility’s Medicare certification. CMS is expected to clarify or revise this new interpretation of the Medicare ambulatory surgery center regulations. If CMS does not modify this interpretation, our centers would be unable to routinely offer services to patients requiring extended recovery time, and our revenues could decrease as a consequence.

   Antitrust Laws

     Federal and state antitrust laws prohibit price fixing among competitors. Independent physicians who are not economically integrated through a group practice or some other method of sharing substantial financial risk may be considered “competitors” under antitrust laws and subject to prohibitions on price fixing. Price fixing is considered a per se violation of federal antitrust laws. The Federal Trade Commission, or FTC, and the Department of Justice have the authority to bring civil and criminal enforcement actions against persons and entities who violate federal antitrust laws. Moreover, competitors and customers who are injured by activities that violate federal antitrust laws may bring civil actions against the alleged violator. In some cases, treble damages are available to an injured competitor or customer.

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

     The list of designated health services includes imaging services and other diagnostic services provided by our diagnostic centers. However, the Stark law is implicated only if the referring physician or a member of his immediate family has a financial relationship with the provider of designated health services. There is no physician ownership (or physician family member ownership) in our diagnostic centers. Any compensation relationships between our diagnostic centers and physicians are set forth in writing, provide for a fair market value compensation and are otherwise structured to fit within applicable exceptions to the Stark law.

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

     Additionally, the physician networks we manage must comply with an exception of the Stark law allowing physicians to make referrals to in-office ancillary providers, such as laboratory or diagnostic imaging facilities. We believe that these physician networks operate in compliance with the language of statutory exceptions to the Stark law, including the exceptions for services provided by physicians within a group practice or in-office ancillary services.

     Three of our facilities, including one managed facility, are licensed as hospitals. The Stark law includes an exception relating to physician ownership of a hospital, provided that the physician’s ownership interest is in the whole hospital and the physician is authorized to perform services at the hospital. Physician investment in our facilities licensed as hospitals meet this requirement. However, the Medicare Modernization Act amended the Stark law to provide that an exception in the Stark law relating to physician ownership in hospitals does not apply to specialty hospitals for a period of 18 months following November 18, 2003. Specialty hospitals are defined in the Medicare Modernization Act as hospitals that are primarily or exclusively engaged in the care and treatment of (1) patients with a cardiac condition, (2) patients with an orthopedic condition, (3) patients receiving a surgical procedure or (4) any other specialized category of services that the Secretary of the Department of Health and Human Services designates as inconsistent with the purpose of the hospital ownership exception. The 18-month moratorium does not apply to specialty hospitals that were in existence or under development on November 18, 2003, as long as: (a) the total number of physician investors in the hospital does not increase from the number of physician investors on November 18, 2003; (b) the hospital does not change the type of specialty services that it provides from the types that it provided on November 18, 2003; and (c) the hospital does not increase its number of beds by more than 5% or five beds, whichever is greater. The Medicare Modernization Act also directs the Department of Health and Human Services and MedPAC to conduct studies of specialty hospitals by February 2005, and to prepare reports to Congress recommending any needed legislative or administrative changes in the Stark law’s exception for physician ownership in hospitals. As of March 25, 2005, the Department of Health and Human Services had not publicly released its report. MedPAC recently conducted its study and recommended to the Congress that the 18-month moratorium on new specialty hospitals be extended for an additional 18 months. Congress has not yet acted on MedPAC’s recommendations. However, the issue of specialty hospitals continues to be a high profile issue with the Congress. Congressional committees have met to consider MedPAC’s recommendation and are expected to introduce bills to implement MedPAC’s recommendations. Moreover, bills have been introduced in past Congressional sessions that would eliminate the Stark whole hospital exception altogether, and it is possible that similar bills could be introduced in the current Congress.

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

     We are also subject to various state insurance statutes and regulations that prohibit us from submitting inaccurate, incorrect or misleading claims. We believe that our surgery centers are in compliance with all state insurance laws and regulations regarding the submission of claims. We cannot assure you, however, that none of our centers’ insurance claims will ever be challenged. If we were found to be in violation of a state’s insurance laws or regulations, we could be forced to discontinue the practice in violation, which could have an adverse effect on our business and operating results, and we could be subject to fines and criminal penalties.

   Health Information Practices

     There are currently numerous laws at the state and federal levels addressing patient privacy concerns. Federal regulations issued pursuant to HIPAA contain, among other measures, provisions that require many organizations, including us, to implement very significant and potentially expensive new computer systems, employee training programs and business procedures. The federal regulations are intended to encourage electronic commerce in the health care industry.

     Among other things, HIPAA requires health care facilities to use standard data formats and code sets established by Department of Health and Human Services when electronically transmitting information in connection with several transactions, including health claims and equivalent encounter information, health care payment and remittance advice and health claim status. We have implemented or upgraded computer systems, as appropriate, at our facilities and at our corporate headquarters to comply with the new transaction and code set regulations and have tested these systems with several of our payors.

     HIPAA also requires the Department of Health and Human Services to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and health care providers to be used in connection with the standard electronic transactions. All health care providers, including our facilities, will be required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers beginning no later than May 23, 2007; health care providers may begin applying for NPIs on May 23, 2005. We cannot predict whether our facilities may experience payment delays during the transition to the new identifier. Our facilities have fully implemented use of the Employer Identification Number as the standard unique health identifier for employers. The Department of Health and Human Services has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately two years to become fully compliant, but cannot predict the impact of such changes at this time.

     HIPAA regulations also require our facilities to comply with standards to protect the confidentiality, availability and integrity of patient health information, by establishing and maintaining reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. We expect that the security standards will require our facilities to implement significant new systems, business procedures and training programs, though the regulations do not mandate use of a specific technology. We must comply with these security regulations by April 21, 2005, and we expect that all our facilities will be in compliance at that time.

     DHHS has also established standards for the privacy of individually identifiable health information. These privacy standards apply to all health plans, all health care clearinghouses and health care providers, such as our facilities, that transmit health information in an electronic form in connection with standard transactions, and apply to individually identifiable information held or disclosed by a covered entity in any form. These standards impose extensive administrative requirements on our facilities and require compliance with rules governing the use and disclosure of this health information, and they require our facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on their behalf. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by state and could impose additional penalties.

     A violation of the HIPAA regulations could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Since there is no significant history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties, which may result from the violation of the regulations.

     We believe all of our facilities are in compliance with the privacy standards and we have made significant commitment and taken action to implement the HIPAA privacy standards. We have appointed members of our management team to direct our compliance with these standards. We have appointed a privacy officer, prepared privacy policies, trained our workforce on these policies and entered into business associate agreements with the appropriate vendors. We expect to have ongoing HIPAA compliance costs. In addition, because some of the HIPAA regulations are proposed regulations, we cannot predict the total financial impact of the regulations on our operations.

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

Item 2. Properties

     Our corporate headquarters are located in Nashville, Tennessee in 43,772 square feet of leased office space, under a ten-year lease that commenced on November 1, 2002. We sublease 1,827 square feet of the 43,772 square feet to a third party.

     Typically, our surgery centers are located on real estate leased by the partnership or limited liability company that owns the center. These leases generally have initial terms of ten years, but range from two to 15 years. Most of the leases contain options to extend the lease period for up to ten additional years. The surgery centers are generally responsible for property taxes, property and casualty insurance and routine maintenance expenses. Three of our surgery centers are located on real estate owned by the limited partnership or limited liability company that owns the surgery center. We generally guarantee the lease obligations of the partnerships and limited liability companies that own our surgery centers.

     Additional information about our surgery centers and our other properties can be found in Item 1 of this report under the caption, “Business — Operations.”

Item 3. Legal Proceedings

     We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages, that may not be covered by insurance.

     On February 4, 2005, MediSphere Health Partners, Inc. filed a breach of contract action against Symbion Ambulatory Resource Centres, Inc., a subsidiary of the Company, in the Chancery Court for Davidson County, Tennessee. MediSphere seeks in the lawsuit to recover $1,062,857 (plus attorneys fees), which it claims to be due pursuant to the terms of a Stock Purchase Agreement between Symbion Ambulatory Resource Centres, Inc. and MediSphere dated November 4, 2003. On March 21, 2005, Symbion Ambulatory Resource Centres, Inc. filed an answer to the complaint. In the answer, we denied that any amounts are due under the terms of the Stock Purchase Agreement, and asserted a counterclaim against MediSphere. In the counterclaim, we seek to recover in excess of $3,000,000 in damages arising out of MediSphere’s breach of certain of the representations and warranties contained in the Stock Purchase Agreement, and MediSphere’s intentional concealment and misrepresentation of facts material to the Stock Purchase Agreement and the November 17, 2003 closing of the transactions contemplated therein. We have also asserted a counterclaim against certain of MediSphere’s preferred shareholders. We dispute MediSphere’s claims that any amounts are due under the terms of the Stock Purchase Agreement and intend to defend the case vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the stockholders during the fourth quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Market for Common Stock. Until February 6, 2004, there was no established public trading market for our common stock. On February 6, 2004, our common stock commenced trading on the Nasdaq National Market under the symbol “SMBI.” The following table sets forth for the periods indicating the high and low bid prices per share of our common stock as reported on the Nasdaq National Market.

2004	High	Low
February 6, 2004 to March 31, 2004	$20.66	$16.98
Second Quarter	18.01	15.85
Third Quarter	19.30	15.83
Fourth Quarter	21.95	15.43

     On March 15, 2005, the last reported sales price for our common stock on the Nasdaq National Market was $21.26 per share. At March 15, 2005, there were approximately 222 stockholders of record.

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

     Recent Sales of Unregistered Securities. During the three months ended December 31, 2004, we issued the following securities that were not registered under the Securities Act of 1933, as amended. Each of the transactions described below was conducted in reliance upon the exemptions from registration provided in Sections 3(b) and 4(2) of the Securities Act and Regulation D and the other rules and regulations promulgated thereunder. Each of these issuances was made without the use of an underwriter, and the certificates and other documentation evidencing the securities issued in connection with these transactions bear a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.

•	On October 1, 2004, we issued 10,208 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for an aggregate of $82,991 upon exercise of warrants.

•	On November 15, 2004, we issued 2,315 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers upon a cashless exercise of warrants.

•	On December 8, 2004, we issued 2,881 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers upon a cashless exercise of warrants.

•	On December 20, 2004, we issued 2,492 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers upon a cashless exercise of warrants.

•	On December 20, 2004, we issued 3,056 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers upon a cashless exercise of warrants.

•	On December 30, 2004, we issued 800 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers upon a cashless exercise of warrants.

Item 6. Selected Financial Data

     The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for each of the three years in the period ended December 31, 2004, and the selected consolidated balance sheet data set forth below at December 31, 2004 and 2003, are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated statement of operations data set forth below for the years ended December 31, 2001 and 2000, and the selected consolidated balance sheet data set forth below at December 31, 2002, 2001 and 2000, are derived from our audited consolidated financial statements that are not included in this report.

     The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share amounts)
Consolidated Statement Of Operations Data:
Revenues	$216,325	$176,269	$144,688	$104,704	$126,942
Cost of revenues	141,765	117,305	93,692	75,783	101,793
General and administrative expense	18,449	15,874	14,328	12,407	11,454
Depreciation and amortization	10,927	9,295	7,836	7,743	7,503
Provision for doubtful accounts	3,989	2,748	4,843	1,055	1,717
Loss (income) on equity investments	(1,272)	(402)	(541)	192	466
Impairment and loss on disposal of long-lived assets	271	437	492	385	6,043
Gain on sale of long-lived assets	(250)	(571)	(457)	(2,346)	—

Total operating expenses	173,879	144,686	120,193	95,219	128,976

Operating income (loss)	42,446	31,583	24,495	9,485	(2,034)
Minority interests in (income) loss of consolidated subsidiaries	(15,549)	(10,447)	(7,353)	(1,909)	526
Interest expense, net	(4,862)	(5,782)	(4,625)	(2,600)	(3,234)

Income (loss) before income taxes	22,035	15,354	12,517	4,976	(4,742)
Provision (benefit) for income taxes	8,483	(2,170)	215	287	135

Net income (loss)	$13,552	$17,524	$12,302	$4,689	$(4,877)

Net income (loss) per share:
Basic	$0.69	$1.66	$1.19	$0.47	$(0.49)
Diluted	$0.67	$1.38	$1.01	$0.45	$(0.49)
Shares used to compute net income (loss) per share:
Basic	19,736,722	10,536,745	10,349,568	9,908,447	9,912,349
Diluted	20,347,385	12,658,620	12,144,140	10,341,085	9,912,349
Cash Flow Data:
Net cash provided by operating activities	$28,087	$20,807	$21,770	$8,438	$6,834
Net cash used in investing activities	(104,852)	(66,974)	(21,592)	(5,821)	(18,359)
Net cash provided by (used in) financing activities	82,383	43,177	5,235	(3,423)	11,654
Other Data:
EBITDA(1)	$53,373	$40,878	$32,331	$17,228	$5,469
EBITDA as a % of revenues	24.7%	23.2%	22.3%	16.5%	4.3%
EBITDA less minority interests(1)	$37,824	$30,431	$24,978	$15,319	$5,995
EBITDA less minority interests as a % of revenues	17.5%	17.3%	17.3%	14.6%	4.7%
Number of surgery centers operated as of the end of period(2)	54	44	34	24	20

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$41,455	$25,979	$24,839	$21,706	$35,347
Total assets	365,761	252,784	188,888	100,799	103,759
Total long-term debt, less current maturities	69,747	101,037	57,738	39,983	47,986
Total stockholders’ equity	237,998	104,015	86,677	41,610	37,127

(1)	When we use the term “EBITDA,” we are referring to operating income (loss) plus depreciation and amortization. “EBITDA less minority interests” represents our portion of EBITDA, after subtracting the interests of third parties, such as physicians, hospitals and other health care providers, that own interests in surgery centers that we consolidate for financial reporting purposes. We consolidate for financial reporting purposes the financial results of 40 of the 45 surgery centers in which we owned an interest as of December 31, 2004. Our operating strategy involves sharing ownership of our surgery centers with physicians, physician groups and hospitals. These third parties own an interest in all but three of the centers in which we own an interest. We believe that it is preferable to present EBITDA less minority interests because it excludes the portion of EBITDA attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgery centers and other operations.

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

The following table reconciles EBITDA and EBITDA less minority interests to net cash provided by operating activities:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
	(unaudited)
EBITDA	$53,373	$40,878	$32,331	$17,228	$5,469
Minority interests in (income) loss of consolidated subsidiaries	(15,549)	(10,447)	(7,353)	(1,909)	526

EBITDA less minority interests	37,824	30,431	24,978	15,319	5,995
Depreciation and amortization	(10,927)	(9,295)	(7,836)	(7,743)	(7,503)
Interest expense, net	(4,862)	(5,782)	(4,625)	(2,600)	(3,234)
Income taxes	(8,483)	2,170	(215)	(287)	(135)

Net income (loss)	13,552	17,524	12,302	4,689	(4,877)

Depreciation and amortization	10,927	9,295	7,836	7,743	7,503
Impairment and loss on disposal of long-lived assets	271	437	492	385	6,043
Gain on sale of long-lived assets	(250)	(571)	(457)	(2,346)	—
Minority interests in (income) loss of consolidated subsidiaries	15,549	10,447	7,353	1,909	(526)
Distributions to minority partners	(14,420)	(10,690)	(6,177)	(2,186)	(511)
Loss (income) on equity investments	(1,272)	(402)	(541)	192	466
Provision for bad debts	3,989	2,748	4,843	1,055	1,717
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(5,274)	(3,537)	(5,694)	(1,052)	(2,887)
Other current assets	1,465	(7,016)	(3,080)	(2,424)	(568)
Other current liabilities	3,550	2,572	4,893	473	474

Net cash provided by operating activities	$28,087	$20,807	$21,770	$8,438	$6,834

(2)	Includes surgery centers that we manage but in which we do not have an ownership interest.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

     Our Company

     We own and operate a network of surgery centers in 21 states. As of March 15, 2005, we owned and operated 47 surgery centers and managed nine additional surgery centers. We own a majority interest in 35 of the 47 surgery centers in which we own an interest, and consolidate 41 of these centers for financial reporting purposes. Our surgery centers include three facilities that are licensed as hospitals, two of which we own and one of which we manage. In addition to our surgery centers, we also operate two diagnostic centers and manage three physician networks, including two physician networks in markets in which we operate surgery centers.

     We anticipate acquiring about three to four centers and developing three to four centers annually during the next three to five years. A typical surgery center costs us between $3.0 million and $7.0 million to develop and equip, excluding costs of real estate. This cost varies depending on the range of specialties that will be provided at the facility and the number of operating and treatment rooms. We typically fund about 70% of the development costs of a new surgery center with borrowings under our senior credit facility, and the remainder with equity contributed by us and the other owners of the center. Our ownership interests in surgery centers that we have developed range from 25% to 82%, although we anticipate that we will own primarily majority interests in future developments. The remaining owners are typically local physicians, physician groups or hospitals. We expect that our acquisition and development program will require substantial capital resources, which we estimate to range from $35.0 million to $65.0 million per year over the next three years. In addition, the operations of our existing facilities will require ongoing capital expenditures. We expect that our capital needs will be financed through a combination of cash flow from operations, bank debt and the issuance of debt and equity securities.

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

     The following table summarizes our revenues by service type as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
Patient service revenues	94%	90%	90%
Physician service revenues	2	2	2
Other service revenues	4	8	8

Total	100%	100%	100%

     Competition

     In developing or acquiring existing surgery centers, we compete with other public and private surgery center and hospital companies. Several large national companies own and/or manage surgery centers and surgical hospitals, including HEALTHSOUTH Corporation, HCA Inc., Universal Health Services, Inc., AmSurg Corp. and United Surgical Partners International, Inc. Many of these companies have greater resources and access to capital than we do. In addition, local hospitals, physician groups and other providers may compete with us in the ownership and operation of surgery centers. The number of physicians that perform outpatient surgeries in an office-based setting is expected to rise in the upcoming years.

     Operating Trends

     We intend to increase revenues by increasing the number of cases performed at each surgery center. We also intend to increase revenues by acquiring additional surgery centers and developing new surgery centers. As a result of the increased revenues, we expect our EBITDA margin to increase due to operating efficiencies and economies of scale as a result of leveraged general and administrative expenses. Our success in the future will be determined by the continued success of our current surgery centers as well as our ability to acquire and incorporate new facilities.

Acquisitions, Developments and Divestitures

Acquisitions and Developments

     During 2004, we acquired six centers, developed three additional surgery centers, opened one imaging center and entered into a management agreement for one additional surgery center. We entered into management agreements with each of these centers. One of our newly-developed surgery centers was developed through a partnership with one of our existing physician networks. Our investment related to these centers was about $66.3 million. We paid for these investments using cash from operations and funds available under our senior secured credit facility.

     During 2003, we acquired five centers, including one licensed as a hospital, opened five newly-developed surgery centers and assumed a management agreement for one additional surgery center licensed as a hospital. We entered into management agreements with each of these surgery centers and have a majority ownership interest in four of these centers. Our investment related to these centers was about $52.6 million. We paid for these investments using primarily funds available under our senior credit facility. In addition, we issued warrants to purchase 14,101 shares of our common stock.

     In addition, during 2003, we acquired an additional 39% ownership interest in Dry Creek Imaging Center, a diagnostic imaging center that is adjacent to our surgery center in the Denver, Colorado market, for about $1.5 million in cash. We now own 90% of the center. We also acquired an additional 16.4% ownership interest in Village SurgiCenter in Erie, Pennsylvania, for about $1.0 million in cash. We now own an 82% interest in the center.

     In April 2002, we acquired Physicians Surgical Care, Inc., which had ownership interests in and managed seven surgery centers, including one licensed as a hospital. A subsidiary of Physicians Surgical Care assisted in the development of an additional surgery center to which we began providing administrative services when it opened in

October 2002. In connection with the acquisition, we issued an aggregate of 624,919 shares of our common stock, 4,341,726 shares of our Series A convertible preferred stock and 2,604,590 shares of our Series B convertible preferred stock. In addition, during 2004, we issued an additional 204,500 shares of our common stock to the former stockholders of Physicians Surgical Care based on the 2003 financial results of one of the Physicians Surgical Care surgery centers.

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

     Divestitures

     During 2004, after purchasing the outstanding ownership interests from our prior physician and hospital partners, we restructured our Physicians SurgiCenter of Houston partnership in Houston, Texas, creating a joint venture with the American Institute of Gastric Banding, Ltd. a privately-held single procedure focused surgical company based in Dallas, Texas (“AIGB”). In connection with the restructuring, we retained a 10% ownership in the surgery center and we no longer manage or consolidate the surgery center for financial reporting purposes. Subsequent to December 31, 2004, we entered into discussions with AIGB relating to the possible disposition of our 10% ownership in the surgery center.

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

Critical Accounting Policies

     Our accounting policies are described in Note 2 of our consolidated financial statements included elsewhere in this report. In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, our management must make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates. Our actual results could differ from those estimates. We believe that the following critical accounting policies are important to the portrayal of our financial condition and results of operations, and require our management’s subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used. This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment regarding accounting policy.

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

     We also hold non-controlling interests in some surgery centers over which we exercise significant influence. Significant influence includes financial interests ranging from 10% to 42% and duties, rights and responsibilities for the day-to-day management of the surgery center. These non-controlling interests are accounted for under the equity method.

     In addition, on December 31, 2003, as a result of Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), we consolidated for financial reporting purposes a surgery center in which we do not own an interest. Under FIN 46, the surgery center is considered a VIE and we are the primary beneficiary. Therefore, under FIN 46 we are required to consolidate this surgery center for financial reporting purposes. We currently do not expect the consolidation of this surgery center to have a material impact on our results of operations.

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

     Allowance for Contractual Adjustments and Doubtful Accounts

     Our patient service revenues are recorded net of estimated contractual allowances from third-party payors, which we estimate based on the historical trend of our surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. We estimate our allowances for bad debts using similar information and analysis. While we believe that our allowances for contractual adjustments and bad debts are adequate, if the actual write-offs are significantly different from our estimates, our results of operations may, in turn, be significantly impacted. Our net accounts receivable reflected allowances for doubtful accounts of $13.7 million and $12.5 million at December 31, 2004 and 2003, respectively.

     We derive all of our physician service revenues from physician networks with which we have service agreements. Physician service revenues from physician networks consist of reimbursable expenses plus participation in the excess of revenue over expenses of the physician networks as provided for in the service agreements. Reimbursed expenses include the costs of our personnel, supplies and other expenses incurred to provide the management services to the physician networks. We recognize physician service revenues in the period in which reimbursable expenses are incurred and in the period in which we have rights to a percentage of the amount by which a physician network’s revenues exceed its expenses. The participation component of physician service revenues is based on net billings of the physician network. Changes in estimated contractual adjustments and bad debts are reflected in physician service revenues in subsequent periods. Our physician service revenues would be impacted by changes in estimated contractual adjustments and bad debts recorded by the physician networks.

     The following table summarizes our day’s sales outstanding as of the dates indicated:

	As of December 31,
	2004	2003	2002
Day’s sales outstanding	41	45	44

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

     Income Taxes

     We use the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If a net operating loss carryforward exists, we make a determination as to whether that net operating loss carryforward will be utilized in the future. A valuation allowance will be established for certain net operating loss carry forwards where their recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we will be required to adjust our deferred tax valuation allowances.

     Long-lived Assets, Goodwill and Intangible Assets

     When events, circumstances or operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, we assess whether the carrying value of the assets will be recovered through undiscounted future cash flows expected to be generated from the use of the assets and their eventual disposition. If the assessment indicates that the recorded cost will not be recoverable, that cost will be reduced to estimated fair value. Estimated fair value will be determined based on a discounted future cash flow analysis. During 2004, we recorded an impairment charge of $271,000 primarily related to the write down of obsolete medical equipment. During 2003, we recorded an impairment charge of $275,000 related to software that we purchased but no longer intended to use. We believe that there has been no other impairment.

     Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets acquired. Goodwill and indefinite lived intangible assets are tested for impairment at least annually using a fair value method. Impairment is measured at the reporting unit level using a discounted cash flows model to determine the fair value of the reporting units. We will perform a goodwill impairment test between annual impairment tests whenever events or changes in facts or circumstances indicate that impairment may exist, or at least annually during the fourth quarter each year. During the fourth quarter of 2004, the Company completed its annual impairment test and there was no indication of impairment.

     Professional Liability Insurance Claims

     We are subject to claims and legal actions in the ordinary course of our business, including claims relating to patient treatment, employment practices and personal injuries. To cover these claims, we maintain general and professional liability insurance in excess of self-insured retentions through a third party commercial insurance carrier in amounts we believe to be sufficient for its operations. We expense the costs under the self-insured retention exposure for general and professional liability claims which relate to (i) deductibles on claims made during the policy period, and (ii) an estimate of claims incurred but not yet reported. Reserves and provisions for professional liability are based upon actuarially determined estimates. These balances for professional liability represent the estimated costs of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Changes to the estimated reserve amounts are included in current operating results.

Results of Operations

     The following table summarizes certain statements of operations items for each of the three years ended December 31, 2004, 2003 and 2002. The table also shows the percentage relationship to total revenues for the periods indicated:

	Year Ended December 31,
	2004		2003		2002
		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues
	(dollars in thousands)
Revenues	$216,325	100.0%	$176,269	100.0%	$144,688	100.0%
Cost of revenues	141,765	65.5	117,305	66.5	93,692	64.8
General and administrative expense	18,449	8.5	15,874	9.0	14,328	9.9
Depreciation and amortization	10,927	5.0	9,295	5.3	7,836	5.4
Provision for doubtful accounts	3,989	1.8	2,748	1.6	4,843	3.3
Income on equity investments	(1,272)	(0.5)	(402)	(0.2)	(541)	(0.3)
Impairment and loss on disposal of long-lived assets	271	0.1	437	0.2	492	0.3
Gain on sale of long-lived assets	(250)	0.0	(571)	(0.3)	(457)	(0.3)

Total operating expenses	173,879	80.4%	144,686	82.1%	120,193	83.1%
Operating income	42,446	19.6	31,583	17.9	24,495	16.9
Minority interests in income/loss of consolidated subsidiaries	(15,549)	(7.2)	(10,447)	(5.9)	(7,353)	(5.1)
Interest expense, net	(4,862)	(2.2)	(5,782)	(3.3)	(4,625)	(3.1)

Income before income taxes	22,035	10.2	15,354	8.7	12,517	8.7
Provision (benefit) for income taxes	8,483	3.9	(2,170)	(1.2)	215	0.2

Net income	$13,552	6.3%	$17,524	9.9%	$12,302	8.5%

Adjusted net income (1)	$13,999	6.5%	$9,889	5.6%	$7,698	5.3%

(1)	Adjusted net income is not a measurement of financial performance or liquidity under generally accepted accounting principles. Adjusted net income reflects an income tax rate of 38.5% for the years ended December 31, 2004, 2003 and 2002 and excludes the non-recurring prepayment charges incurred during 2004 and 2003. We believe that adjusted net income provides a better measurement of our ongoing performance and provides a more useful period-to-period comparison to investors because it excludes non-recurring items not related to our core business operations. Adjusted net income should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with generally accepted accounting principles. Our calculation of adjusted net income may not be comparable to similarly titled measures reported by other companies.

     The following table reconciles adjusted net income to net income (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net income	13,552	17,524	12,302
Provision (benefit) for income taxes	8,483	(2,170)	215

Income before income taxes	22,035	15,354	12,517
Plus prepayment charge	728	725	—

Adjusted income before income taxes	22,763	16,079	12,517
Provision for income taxes	8,764	6,190	4,819

Adjusted net income	$13,999	$9,889	$7,698

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Overview. In 2004, our revenues increased 22.7% to $216.3 million from $176.3 million for 2003. Net income decreased 22.3% to $13.6 million for 2004 from $17.5 million for 2003. Our financial results in 2004 were driven by the addition of six newly-acquired surgery centers, three newly-developed surgery centers and one newly-developed diagnostic center. Our results were also impacted by the organic growth at existing centers. Results for 2003 included a benefit for income taxes of approximately $2.2 million, which primarily related to the recognition of deferred tax assets of approximately $3.1 million. The 2003 results also included the impact of higher interest expense and prepayment penalties incurred in connection with the refinancing of outstanding indebtedness, which was completed in the third quarter of 2003. We paid off the higher cost indebtedness with the proceeds from our initial public offering completed in February 2004.

     Revenues. Revenues for the year ended December 31, 2004 as compared to the year ended December 31, 2003 were as follows (dollars in thousands):

			Dollar	Percent
	2004	2003	Variance	Variance
Patient service revenues:
Same store revenues	$166,093	$152,946	$13,147	8.5%
Revenue from surgery centers acquired or developed	36,585	5,175	31,410	—

Total patient service revenues	202,678	158,121	44,557	28.2
Physician service revenues	4,040	3,796	244	6.4
Other service revenues	9,607	14,352	(4,745)	(33.1)

Total revenues	$216,325	$176,269	$40,056	22.7%

     We consider same store facilities as those centers that we consolidate for financial reporting purposes throughout 2004 and 2003. The increase in same store revenues was primarily the result of a 5.0% increase in the number of cases during 2004. The remaining increase in patient service revenues is related to surgery centers acquired or developed since January 1, 2003. In addition, the $13.1 million increase in same store patient service revenues was also the result of $4.8 million from the consolidation of the variable interest entity, which was recorded as other service revenues during 2003. Other service revenues decreased $4.8 million for 2004 compared to 2003 primarily as a result of the consolidation of the variable interest entity pursuant to FIN 46(R). If we had adopted FIN 46(R) effective January 1, 2003, same store revenues would have increased 7.6% from $154.4 million for 2003 to $166.1 million for 2004. If we had adopted FIN 46(R) effective January 1, 2003, total revenues would have increased 23.1% from $175.7 million for 2003 to $216.3 million for 2004.

     Cost of Revenues. Cost of revenues for the year ended December 31, 2004 as compared to the year ended December 31, 2003 were as follows (dollars in thousands):

			Dollar	Percent
	2004	2003	Variance	Variance
Same store cost of revenues	$119,212	$114,303	$4,909	4.3%
Cost of revenues from surgery centers acquired or developed	22,553	3,002	19,551	—

Total cost of revenues	$141,765	$117,305	$24,460	20.9%

     The increase in same store cost of revenues was primarily the result of the increase in the number of cases performed during 2004 as compared to 2003. This increase was partially offset by lower general and professional liability expense during 2004 as compared to 2003. The general and professional liability expense includes reserves for an estimate of losses limited to deductibles and self-insured retention related to claims incurred and reported in the policy period and an estimate for unlimited losses related to claims incurred but not yet reported during the policy period. We base our accrual for general and professional liability expense on management’s analysis of an independent actuarial study performed during 2004 and 2003 by Casualty Actuarial Consultants, Inc. The remaining $19.6 million increase in cost of revenues was the result of surgery centers acquired or developed since January 1,

2003. As a percentage of revenues, total cost of revenues decreased to 65.5% for 2004 from 66.5% for 2003. If we had adopted FIN 46(R) effective January 1, 2003, total cost of revenues would have increased 19.1% to $141.8 million for 2004 from $119.1 million for 2003. In addition, as a percentage of revenues, cost of revenues would have decreased to 65.5% for 2004 from 67.8% for 2003.

     General and Administrative Expenses. General and administrative expenses increased 15.7% to $18.4 million for 2004 from $15.9 million for 2003. The increase in general and administrative expense was primarily related to the overall growth in the number of surgery centers. As a percentage of revenues, general and administrative expense decreased to 8.5% for 2004 from 9.0% for 2003. This decrease was primarily the result of improved economies of scale.

     Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2004 as compared to the year ended December 31, 2003 were as follows (dollars in thousands):

			Dollar	Percent
	2004	2003	Variance	Variance
Same store depreciation and amortization	$9,410	$9,051	$359	4.0%
Depreciation and amortization from surgery centers acquired or developed	1,517	244	1,273	—

Total depreciation and amortization	$10,927	$9,295	$1,632	17.6%

     As a percentage of revenues, depreciation and amortization expense decreased to 5.0% for 2004 from 5.3% for 2003.

     Provision for Doubtful Accounts. Provision for doubtful accounts increased $1.3 million to $4.0 million for 2004 from $2.7 million for 2003. This increase is primarily attributed to the surgery centers acquired or developed since January 1, 2003. As a percentage of revenues, the provision for doubtful accounts increased to 1.8% for 2004 from 1.6% for 2003.

     Income on Equity Investments. Income on equity investments represents the net income of certain investments we have in surgery centers. These surgery centers are not consolidated for financial reporting purposes. The increase is primarily attributable to investments we made in surgery centers during 2004 and the fourth quarter of 2003.

     Operating Income. Operating income increased $10.8 million to $42.4 million for the year ended December 31, 2004 from $31.6 million for the year ended December 31, 2003. The increase in operating income is primarily attributable to $8.8 million from surgery centers acquired or developed since January 1, 2003. Same store operating income increased $4.1 million for 2004 as a result of an increase in cases and improved economies of scale. This increase in same store operating income was partially offset by a $2.5 million increase in general and administrative expenses during 2004. As a percentage of revenues, operating income increased to 19.6% for 2004 from 17.9% for 2003.

     Minority Interests in Income of Consolidated Subsidiaries. Minority interests in income of consolidated subsidiaries for the year ended December 31, 2004 as compared to the year ended December 31, 2003 were as follows (dollars in thousands):

			Dollar	Percent
	2004	2003	Variance	Variance
Same store minority interests	$13,304	$10,944	$2,360	21.6%
Minority interests from surgery centers acquired or developed	2,245	(497)	2,742	—

Total minority interests	$15,549	$10,447	$5,102	48.8%

     Minority interests in income of consolidated subsidiaries for same store facilities increased as a result of improved operations at the same store facilities and as a result of the consolidation of the variable interest entity pursuant to FIN 46(R). Minority interest expense represents the portion of the surgery center’s net income that is attributable to the surgery center’s minority owners. Consequently, as the net income of the surgery centers increase, the corresponding minority interest expense will increase. As a percentage of revenues, minority interests in income from consolidated subsidiaries increased to 7.2% for 2004 from 5.9% for 2003.

     Interest Expense, Net of Interest Income. Interest expense, net of interest income, decreased 15.5% to $4.9 million for 2004 from $5.8 million for 2003. The decrease in interest expense was primarily the result of higher interest expense and prepayment penalties incurred in connection with our senior subordinated notes we issued to refinance outstanding indebtedness during 2003. We paid off the senior subordinated notes in the first quarter of 2004 with proceeds from our initial public offering completed in February 2004.

     Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes increased to a $8.5 million provision for 2004 as compared to a $2.2 million benefit for 2003. The 2003 results included the recognition of deferred tax assets of approximately $3.1 million. Similar to 2004, we anticipate an effective tax rate of approximately 38.5% during 2005.

     Net Income. Net income decreased $3.9 million to $13.6 million for 2004 from $17.5 million for 2003. This decrease was primarily the result of the $2.2 million benefit for income taxes recorded during 2003. The change in the effective income tax rate in 2004 as compared to 2003 was partially offset by the increase in net income resulting from surgery centers acquired or developed since January 1, 2003 and an increase in cases performed in 2004 compared to 2003. As a percentage of revenues, net income decreased to 6.3% in 2004 from 9.9% for 2003.

     Adjusted Net Income. Adjusted net income increased $4.1 million to $14.0 million for 2004 from $9.9 million for 2003 for the same reasons net income increased. As a percentage of revenues, adjusted net income increased to 6.5% in 2004 from 5.6% for 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Overview. In 2003, our revenues increased 21.8% to $176.3 million from $144.7 million for 2002. Net income increased 42.3% to $17.5 million for 2003 from $12.3 million for 2002. Our financial results in 2003 were driven by the addition of ten new centers and organic growth at existing centers. Results for 2003 included a benefit for income taxes of approximately $2.2 million, which primarily related to the recognition of deferred tax assets of approximately $3.1 million. The 2003 results also included the impact of higher interest expense and prepayment penalties incurred in connection with the refinancing of outstanding indebtedness, which was completed in the third quarter of 2003. We paid off the higher cost indebtedness with the proceeds from our initial public offering completed in February 2004.

     Revenues. Revenues for the year ended December 31, 2003 as compared to the year ended December 31, 2002 were as follows (dollars in thousands):

			Dollar	Percent
	2003	2002	Variance	Variance
Patient service revenues:
Same store revenues	$86,478	$80,814	$5,664	7.0%
Revenue from surgery centers acquired or developed	71,643	50,128	21,515	—

Total patient service revenues	158,121	130,942	27,179	20.8
Physician service revenues	3,796	2,563	1,233	48.1
Other service revenues	14,352	11,183	3,169	28.3

Total revenues	$176,269	$144,688	$31,581	21.8%

     We consider same store surgery centers as those centers that we consolidate for financial reporting purposes throughout 2003 and 2002. The increase in same store revenues was primarily the result of a 5.0% increase in the number of cases during 2003. The remaining increase in patient service revenues is related to surgery centers acquired or developed since January 1, 2002.

     Cost of Revenues. Cost of revenues for the year ended December 31, 2003 as compared to the year ended December 31, 2002 were as follows (dollars in thousands):

			Dollar	Percent
	2003	2002	Variance	Variance
Same store cost of revenues	$69,624	$62,326	$7,298	11.7%
Cost of revenues from surgery centers acquired or developed	47,681	31,366	16,315	—

Total cost of revenues	$117,305	$93,692	$23,613	25.2%

     The increase in same store cost of revenues was primarily the result of the increase in the number of cases performed during 2003 as compared to 2002 and a $1.0 million increase in general and professional liability expense during 2003. The general and professional liability expense includes reserves for an estimate of losses limited to deductibles and self-insured retention related to claims incurred and reported in the policy period and an estimate for unlimited losses related to claims incurred but not yet reported during the policy period. The accrual for general and professional liability expense was increased during the third quarter of 2003 based on management’s analysis of an independent actuarial study performed in the third quarter of 2003 by Casualty Actuarial Consultants, Inc. As a percentage of revenues, total cost of revenues increased to 66.5% for 2003 from 64.8% for 2002, primarily as a result of surgery centers acquired or developed during 2003 and the increase in general and professional liability expense.

     General and Administrative Expenses. General and administrative expenses increased 11.2% to $15.9 million for 2003 from $14.3 million for 2002. The increase in general and administrative expense was primarily related to the overall growth in the number of surgery centers. As a percentage of revenues, general and administrative expense decreased to 9.0% for 2003 from 9.9% for 2002. This decrease was primarily the result of improved economies of scale.

     Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2003 as compared to the year ended December 31, 2002 were as follows (dollars in thousands):

			Dollar	Percent
	2003	2002	Variance	Variance
Same store depreciation and amortization	$5,359	$5,525	$(166)	(3.0%)
Depreciation and amortization from surgery centers acquired or developed	3,936	2,311	1,625	—

Total depreciation and amortization	$9,295	$7,836	$1,459	18.6%

     As a percentage of revenues, depreciation and amortization expense decreased to 5.3% for 2003 from 5.4% for 2002.

     Provision for Doubtful Accounts. Provision for doubtful accounts decreased $2.1 million to $2.7 million for 2003 from $4.8 million for 2002. This decrease can be attributed to improved cash collections primarily in the earlier months of 2003, related to the conversion of surgery centers we acquired in 2002 to our cash collections processes and improved collections of older accounts receivable from our same store facilities. As a percentage of revenues, the provision for doubtful accounts decreased to 1.6% for 2003 from 3.3% for 2002.

     Operating Income. Operating income increased $7.1 million to $31.6 million for the year ended December 31, 2003 from $24.5 million for the year ended December 31, 2002. The increase in operating income is primarily attributable to an increase of $5.5 million due to surgery centers acquired or developed and an increase of $3.2 million from our same store facilities. Operating income also increased due to improved collections of older accounts receivables. This increase in same store operating income was partially offset by an increase in general and administrative expenses during 2003. As a percentage of revenues, operating income increased to 17.9% for 2003 from 16.9% for 2002.

     Minority Interests in Income of Consolidated Subsidiaries. Minority interests in income of consolidated subsidiaries for the year ended December 31, 2003 as compared to the year ended December 31, 2002 were as follows (dollars in thousands):

			Dollar	Percent
	2003	2002	Variance	Variance
Same store minority interests	$4,659	$3,236	$1,423	44.0%
Minority interests from surgery centers acquired or developed	5,788	4,117	1,671	—

Total minority interests	$10,447	$7,353	$3,094	42.1%

     Minority interests in income of consolidated subsidiaries for same store facilities increased due to improved operations at the same store facilities. Minority interest expense represents the portion of the surgery center’s net income that is attributable to the surgery center’s minority owners. Consequently, as the net income of the surgery centers increase, the corresponding minority interest expense will increase. As a percentage of revenues, minority interests in income from consolidated subsidiaries increased to 5.9% for 2003 from 5.1% for 2002.

     Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased 26.1% to $5.8 million for 2003 from $4.6 million for 2002. The increase in interest expense was primarily the result of higher interest expense and prepayment penalties incurred in connection with the refinancing of outstanding indebtedness during 2003.

     Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes decreased to a $2.2 million benefit for 2003 compared to a $215,000 provision for 2002. The 2003 results included the recognition of deferred tax assets of approximately $3.1 million.

     Net Income. Net income increased 42.3% to $17.5 million for 2003 from $12.3 million for 2002, primarily as a result of surgery centers acquired or developed since January 1, 2002. The increase is also the result of an increase in cases performed in 2003 compared to 2002, improved economies of scale and the $3.1 million deferred tax assets recorded during 2003. As a percentage of revenues, net income increased to 9.9% for 2003 from 8.5% for 2002.

     Adjusted Net Income. Adjusted net income increased $2.2 million to $9.9 million for 2003 from $7.7 million for 2002 for the same reasons net income increased. As a percentage of revenues, adjusted net income increased to 5.6% in 2003 from 5.3% for 2002.

Quarterly Results of Operations

     The following tables present a summary of our unaudited quarterly consolidated results of operations for each of the four quarters in 2004 and 2003. The unaudited financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited consolidated financial statements and related notes. Our quarterly operating results have varied in the past, may continue to do so and are not necessarily indicative of results for any future period.

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
		(dollars in thousands)
		(unaudited)
Consolidated Statement of Operations Data:
Revenues	$51,947	$52,727	$52,031	$59,620
Operating expenses:
Salaries and benefits	13,581	13,738	13,717	15,359
Supplies	10,283	10,563	10,324	11,586
Professional and medical fees	2,598	2,708	2,849	3,338
Rent and lease expense	3,157	3,282	3,420	3,808
Other operating expenses	4,370	4,556	4,378	4,150

Cost of revenues	33,989	34,847	34,688	38,241
General and administrative expenses	4,544	4,633	4,496	4,776
Depreciation and amortization	2,712	2,746	2,846	2,623
Provision for doubtful accounts	697	832	995	1,465
Income on equity investments	(121)	(366)	(374)	(411)
Impairment and loss on disposal of long-lived assets	16	—	—	255
Gain on sale of long-lived assets	(80)	(77)	—	(93)

Total operating expenses	41,757	42,615	42,651	46,856
Operating income	10,190	10,112	9,380	12,764
Minority interests in income of consolidated subsidiaries	(3,420)	(3,538)	(3,246)	(5,345)
Interest expense, net	(2,577)	(696)	(718)	(871)

Income before income taxes	4,193	5,878	5,416	6,548
Provision for income taxes	1,614	2,263	2,084	2,522

Net income	$2,579	$3,615	$3,332	$4,026

Other Data:
Number of surgery centers operated as of the end of period(1)	44	45	51	54

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
		(dollars in thousands)
		(unaudited)
Consolidated Statement of Operations Data:
Revenues	$41,455	$44,053	$43,289	$47,472
Operating expenses:
Salaries and benefits	10,902	11,326	11,740	12,307
Supplies	7,619	8,590	8,937	9,953
Professional and medical fees	2,125	2,362	2,553	2,849
Rent and lease expense	2,661	2,665	2,686	2,879
Other operating expenses	3,283	3,519	4,434	3,915

Cost of revenues	26,590	28,462	30,350	31,903
General and administrative expenses	3,911	4,178	3,718	4,067
Depreciation and amortization	2,239	2,273	2,342	2,441
Provision for doubtful accounts	400	670	756	922
Income on equity investments	(103)	(55)	(18)	(226)
Impairment and loss on disposal of long-lived assets	—	—	162	275
Gain on sale of long-lived assets	—	—	(162)	(409)

Total operating expenses	33,037	35,528	37,148	38,973
Operating income	8,418	8,525	6,141	8,499
Minority interests in income of consolidated subsidiaries	(2,894)	(3,036)	(1,819)	(2,698)
Interest expense, net	(959)	(1,138)	(1,961)	(1,724)

Income before income taxes	4,565	4,351	2,361	4,077
Provision (benefit) for income taxes	184	320	455	(3,129)

Net income	$4,381	$4,031	$1,906	$7,206

Other Data:
Number of surgery centers operated as of the end of period(1)	34	35	37	44

(1)	Includes surgery centers that we manage but in which we do not have an ownership interest.

Liquidity and Capital Resources

Overview

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

     During 2004, we acquired six centers, opened three newly-developed surgery centers, opened one imaging center and entered into a management agreement with one additional surgery center. We entered into management agreements with each of these centers. One of our newly-developed surgery centers was developed through a partnership with one of our existing physician networks. Our investment related to these centers was about $66.3 million. We paid for these investments using cash from operations and funds available under our senior credit facility.

     We have used capital during the past three years primarily to acquire and develop surgery centers. Our cash is used primarily to acquire centers, develop centers and pay operating expenses. We anticipate acquiring about three to four centers and developing three to four centers annually during the next three to five years. We expect that our acquisition and development program will require substantial capital resources, which we estimate to range from $35.0 million to $65.0 million per year over the next three years. In addition, the operations of our existing facilities will require ongoing capital expenditures. A typical surgery center costs us between $3.0 million and $7.0 million to develop and equip, excluding costs of real estate. This cost varies depending on the range of specialties that will be provided at the facility and the number of operating and treatment rooms. We typically fund about 70% of the development costs of a new surgery center with borrowings under our senior credit facility and cash from operations, and the remainder with equity contributed by us and the other owners of the center. In the past, our ownership interests in surgery centers that we have developed range from 25% to 86%, although we anticipate that we will own primarily majority interests in future developments. We expect that our capital needs will be financed through a combination of cash flow from operations, bank debt and the issuance of debt and equity securities.

Cash Flow Statement Information

     During 2004, we generated operating cash flow of $28.1 million. Net cash used in investing activities during 2004 was $104.9 million, including $106.3 million of payments related to capital expenditures which consisted of payments for facilities acquired and developed and the acquisition of additional ownership interests in existing centers. The $106.3 million includes $31.8 million related to our Series A convertible preferred stock and Series B convertible preferred stock which converted into common stock and the right to receive cash upon the completion of our initial public offering. Our net cash provided by financing activities during 2004 was $82.4 million, primarily related to $115.5 million of net proceeds from our initial public offering and $83.0 million of proceeds from borrowings under our senior credit facility. The proceeds from our initial public offering and long-term borrowing were partially offset by $118.8 million of principal payments on long-term debt.

     During 2003, we generated operating cash flow of $20.8 million. Net cash used in investing activities during 2003 was $67.0 million, including $62.8 million of payments related to capital expenditures, which consisted of facilities acquired and developed and the acquisition of additional ownership interests in existing centers. Our net cash provided by financing activities during 2003 was $43.2 million, primarily related to $100.4 million of proceeds from borrowings under our senior credit facility and debt issuances for facilities acquired or developed. The proceeds for long-term debt were partially offset by $62.1 million of principal payments on long-term debt.

Long-Term Debt

     In March 2005, we amended and restated our senior credit facility to allow us to borrow up to $150.0 million from a group of lenders for acquisitions, developments of new centers and working capital. The amendment and restatement of the senior credit facility has also lowered our interest costs and extended the maturity date of the senior credit facility until 2010. At December 31, 2004, we had outstanding indebtedness under our predecessor senior credit facility of $64.0 million. At our option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable margin. The applicable margin will vary depending upon the ratio of our consolidated funded indebtedness to consolidated EBITDA. As of December 31, 2004, the interest rate for this debt ranged from 4.28% to 4.41% per year based on the borrowing date. The senior credit facility contains various financial and non-financial covenants and restrictions. We believe that we are in compliance with these covenants and restrictions. The obligations under the senior credit facility and the related documents are secured by a first priority lien upon substantially all of our wholly-owned subsidiaries’ real and personal property, a pledge of all the capital stock or other ownership interests in each of our wholly-owned subsidiaries, and a pledge of our ownership interests in substantially all of our majority-owned subsidiaries. Our obligations under the senior credit facility are guaranteed by all of our wholly-owned subsidiaries with assets with a fair market value of greater than $100,000.

     In July 2003, we entered into a purchase agreement through which DLJ Investment Partners II, L.P. and its affiliates agreed to purchase our 14 3/4% Senior Subordinated Notes due 2008 in the aggregate principal amount of up to $40.0 million. As of December 31, 2003, we had issued notes in the aggregate principal amount of about $29.1 million. The $29.1 million in proceeds from the issuance of these notes were used for acquisitions and to refinance outstanding indebtedness. We used a portion of the net proceeds of our initial public offering to repay all indebtedness under the outstanding notes, including about $727,500 of redemption premiums and about $688,000 of accrued interest. As of December 31, 2004, we had no amounts outstanding under the Senior Subordinated Notes. A commitment fee of 0.5% of the outstanding commitment is payable semi-annually, so long as the commitment is outstanding. The notes are our unsecured obligations and contain various financial and non-financial covenants and restrictions. We believe that we are in compliance with these covenants and restrictions. The commitment of the purchasers of the notes to purchase up to an additional $10.9 million of notes in the future remains outstanding.

Pursuant to the amended and restated senior credit facility, we have agreed with the lenders of the amended and restated senior credit facility not to issue additional Senior Subordinated Notes.

     In connection with our acquisition of Physicians Surgical Care, we issued subordinated convertible debentures to various persons in exchange for their ownership interests in certain of Physician Surgical Care’s surgery centers. These debentures automatically converted into shares of our common stock at $13.87 per share upon completion of the initial public offering. At December 31, 2004, we had no amounts outstanding related to the subordinated convertible debentures.

     As of December 31, 2004, we had outstanding indebtedness to Synergy Bank in an aggregate amount of about $4.6 million in connection with the financing of a surgery center located in Houma, Louisiana. This debt, which consists of two loans, bears interest at 6.7% per year and matures on January 1, 2008 and April 28, 2009. These loans are secured by a first priority lien in the real estate and certain personal property owned by the surgery center.

     Upon completion of our initial public offering on February 11, 2004, all of the outstanding shares of our Series A convertible preferred stock and Series B convertible preferred stock, which were issued in connection with our acquisition of Physicians Surgical Care, automatically converted into shares of our common stock and the right to receive cash payments in the aggregate amount of about $31.8 million. A portion of the net proceeds from the initial public offering was used to fund these cash payments.

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

Contractual Obligations and Commercial Commitments

     The following table summarizes our contractual obligations by period as of December 31, 2004 on a historical basis:

	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligation	Total	1 Year	Years	Years	Years
	(in thousands)
Long-term debt	$72,637	$1,012	$68,430	$3,024	$171
Capital lease obligations	1,676	678	790	208	—
Operating leases	115,097	12,855	24,576	22,999	54,667
Other long-term obligations	—	—	—	—	—

Total	$189,410	$14,545	$93,796	$26,231	$54,838

     The following table summarizes our other commercial commitments related to unconsolidated entities by period as of December 31, 2004 on a historical basis:

	Amount of Commitment Expiration Per Period
	Total
Other Commercial Commitments	Amounts	Less than	1-3	4-5	After 5
Related to Unconsolidated Entities	Committed	1 Year	Years	Years	Years
			(in thousands)
Operating lease guarantees	$1,286	$256	$535	$495	$—

Inflation

     Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.

Recently Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25. Among other items, SFAS No. 123(R) eliminates the use of the intrinsic value method of accounting allowed under APB No. 25, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards on the grant date, in the financial statements. The effective date of SFAS No. 123(R) is the first reporting period beginning after June 15, 2005, which is the third quarter of 2005 for calendar year companies. Early adoption of SFAS No. 123(R) is allowed. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123. We have not yet determined which of the adoption methods we will use. In connection with evaluating the impact of adopting SFAS No. 123(R), we are also considering the potential implementation of different valuation models to determine the fair value of stock-based compensation, although no decision has been made. We currently determine the fair value of the stock options granted by using the Black-Scholes option pricing model. While SFAS No. 123(R) permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We currently expect to adopt SFAS No. 123(R) effective July 1, 2005. We are currently evaluating the effect of adopting SFAS No. 123(R) on our results of operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on several factors, including levels of options and awards granted in the future and when option or award holders exercise these awards.

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

     We are dependent upon private and governmental third-party sources of payment for the services provided to patients in our surgery centers and other facilities and the physician networks we manage. The amount that our centers, facilities and networks receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. For the year ended December 31, 2004, payments from government payors represented about 19.7% of our patient service revenues from surgery centers that we consolidate for financial reporting purposes.

     Medicare’s system of paying for covered procedures performed in a surgery center or its rates for surgery center procedures may change in the near future. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, commonly referred to as the Medicare Modernization Act, limits increases in Medicare reimbursement rates for ambulatory surgery centers. Under the Medicare Modernization Act, the 2% increase in Medicare reimbursement rates for ambulatory surgery centers that became effective October 1, 2003 is limited to an amount equal to the increase in the Consumer Price Index for all urban consumers as estimated by the Secretary of the Department of Health and Human Services for the 12-month period ended March 31, 2003, minus 3.0 percentage points. The Medicare Modernization Act also provides that there will be no increase in these rates during the years 2005 through 2009. The Medicare Modernization Act also directs the General Accounting Office to conduct a study comparing the cost of procedures in surgery centers to the cost of procedures performed in hospital outpatient departments. The General Accounting Office was directed to submit the results of its study to the Centers for Medicare and Medicaid Services, or CMS, by no later than January 1, 2005. However, no report had been publicly released as of March 25, 2005. CMS is directed to develop a new ambulatory surgery center payment system based upon the Medicare hospital outpatient department payment system so that it is effective on or after January 1, 2006 and no later than January 1, 2008. The Medicare Modernization Act provides that, in the year that the new payment system is implemented, it must be designed to result in the same aggregate amount of expenditures for surgical services provided at ambulatory surgery centers as would be made if the new system were not adopted. The rate changes mandated by the Medicare Modernization Act could have an adverse effect on the revenues of our centers, but we cannot predict at this time the full effect of the payment rate revisions.

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

If future government regulatory interpretations prohibit our centers from providing 23 hour stay services, our revenues could decrease.

     Medicare regulations prohibit ambulatory surgery centers from performing surgical procedures on Medicare patients if it is anticipated that the patient will require overnight recovery. Historically, however, CMS has permitted ambulatory surgery centers to keep non-Medicare patients for up to 23 hours. On March 11, 2004, CMS issued a Memorandum to State Survey Agency Directors stating that an ambulatory surgery center that routinely provides 23 hour recovery services to non-Medicare patients will jeopardize the facility’s Medicare certification. CMS is expected to clarify or revise this new interpretation of the Medicare ambulatory surgery center regulations. If CMS does not modify this interpretation, our centers would be unable to routinely offer services to patients requiring extended recovery time, and it could have a material adverse effect on our revenues.

If we are unable to negotiate contracts or maintain satisfactory relationships with private third-party payors, our revenues and operating income will decrease.

     Payments from private third-party payors represented about 75.7% of our patient service revenues in 2004. Managed care companies such as health maintenance organizations, or HMOs, and preferred provider organizations, or PPOs, which offer prepaid and discounted medical service packages, represent a growing segment of private third-party payors. If we fail to enter into contracts and maintain satisfactory relationships with managed care organizations, our revenues may decrease. Cost containment measures, such as fixed fee schedules, capitation payment arrangements, reductions in reimbursement schedules by third party payors and closed provider networks, could also cause a reduction of our revenues in the future and cause our profit margins to decline.

     Payments from workers’ compensation payors represented approximately 12.9% of our private third-party payor patient service revenues in 2004. Traditionally, workers’ compensation payors have paid surgery centers a percentage of the surgery centers’ charges. Several states have recently implemented workers’ compensation provider fee schedules, and other states have considered or have begun the process of developing a state workers’ compensation fee schedule for providers. In some cases, the fee schedule rates contain lower rates than our surgery centers have historically been paid for the same services. If the trend of states adopting lower workers’ compensation fee schedules continues, it could have a material adverse effect on our centers’ revenues.

Our growth strategy depends in part on our ability to acquire and develop additional surgery centers on favorable terms. If we are unable to do so, our future growth could be limited and our operating results could be adversely affected.

     Our strategy is to increase our revenues and earnings by continuing to focus on existing facilities and continuing to acquire and develop additional surgery centers. Since January 1999, we have acquired or developed 50 surgery centers, including three centers that we no longer own. We may be unable to identify suitable acquisition and development opportunities and to negotiate and complete acquisitions and new projects on favorable terms. In addition, our acquisition and development program requires substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities. As a result, we may take actions that could have a detrimental effect on our results of operations or the price of our common stock, including incurring substantial debt or issuing equity securities or convertible debt securities that would dilute our existing stockholders’ ownership percentage. Sufficient capital or financing may not be available to us on satisfactory terms, if at all.

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

     In addition, we may acquire surgery centers with unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations. Although we maintain professional and general liability insurance, we do not currently maintain insurance specifically covering any unknown or contingent liabilities that may have occurred prior to the acquisition of companies and surgery centers. In some cases, our right to indemnification for these liabilities may be subject to negotiated limits.

     In developing new surgery centers, we may be unable to attract physicians to use our facilities or contract with third-party payors. In addition, our newly-developed surgery centers typically incur net losses during the initial periods of operation and, unless and until their case loads grow, they generally experience lower total revenues and operating margins than established surgery centers. Integrating a new surgery center could be expensive and time consuming, and could disrupt our ongoing business and distract our management and other key personnel. If we are unable to timely and efficiently integrate an acquired or newly-developed center, our business could suffer.

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

     Our business depends upon the efforts and success of the physicians who provide medical services at our facilities and the strength of our relationships with these physicians. These physicians are not employees of our facilities and are not contractually required to use our facilities. We generally do not enter into contracts with physicians who use our facilities, other than partnership and operating agreements with physicians who own interests in our surgery centers, provider agreements with anesthesiology groups that provide anesthesiology services in our surgery centers, medical director agreements and pain clinic agreements. Physicians who use our facilities also use other facilities or hospitals and may choose to perform procedures in an office-based setting that might otherwise be performed at our surgery centers. In recent years, pain management and gastrointestinal procedures have been performed increasingly in an office-based setting. Although physicians who own an interest in our centers are subject to non-competition agreements, these non-competition agreements may not restrict procedures performed in a physician office. Also, because non-competition agreements are difficult to enforce, we may be unsuccessful in preventing physicians who own an interest in our centers from acquiring an interest in a competing facility.

     In addition, the physicians who use our facilities may choose not to accept patients who pay for services through certain third-party payors, which could reduce our revenues. In 11 of the surgery centers in which we own an interest, a single physician performed over 25% of the total number of cases performed at the center during 2004. From time to time, we may have disputes with physicians who use our facilities and/or own interests in our centers or our company. Our revenues and profitability could be significantly reduced if we lost our relationship with one or more key physicians or groups of physicians or if a key physician or group ceased or reduced his or its use of our facilities. In addition, any damage to the reputation of a key physician or group of physicians or the failure of these physicians to provide quality medical care or adhere to professional guidelines at our facilities could damage our reputation, subject us to liability and significantly reduce our revenues. We also manage three physician networks that accounted for about 1.9% of our revenues during the year ended December 31, 2004. The termination of any of our contracts to manage our physician networks would have an adverse effect on our revenues.

We have a limited history operating many of our centers.

     Since January 1999, we have acquired 35 surgery centers and developed 15 surgery centers, including three surgery centers that we subsequently divested. Several of these centers have been acquired or developed in the past few years and we have limited experience in operating the facilities. As a result, we have a limited history of operations upon which you can evaluate us or our prospects. Forecasts of our future revenues, expenses and operating results may not be as accurate as they would be if we had a longer history of operations.

If we fail to comply with legislative and regulatory rules relating to privacy and security of patient health information and standards for electronic transactions, we may experience delays in payment of claims and increased costs and be subject to substantial fines.

     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates the adoption of security and integrity standards related to patient information. HIPAA also standardizes the method for identifying providers, employers, health plans and patients. Final rules implementing the security and integrity portion of HIPAA were adopted February 20, 2003 with a mandatory implementation date of April 20, 2005. We believe that we are in compliance with the privacy portions of HIPAA, and that we will be in compliance with the security and integrity portions of HIPAA by the implementation date. We have and will continue to use substantial resources in the implementation of the privacy and security portions of HIPAA, and we believe that the cost of continued compliance with HIPAA will be significant. However, if we fail to comply with the requirements of HIPAA, we could be subject to civil penalties of up to $25,000 per calendar year for each provision contained in the privacy, security and transaction regulations that is violated and criminal penalties of up to $250,000 per violation for certain other violations. Since there is no significant history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with these regulations or the potential for fines and penalties which may result from the violation of the regulations.

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

     If we fail or have failed to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including becoming the subject of cease and desist orders, the loss of our licenses to operate and disqualification from Medicare, Medicaid and other government sponsored health care programs.

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

     In July 1991, the Department of Health and Human Services issued final regulations defining various “safe harbors.” Business arrangements that meet the requirements of the safe harbors are deemed to be in compliance with the federal anti-kickback statute. Business arrangements that do not meet the safe harbor requirements do not necessarily violate the federal anti-kickback statute, but may be subject to scrutiny by the federal government to determine compliance. Two of the safe harbors issued in 1991 apply to business arrangements similar to those used in connection with our surgery centers: the “investment interest” safe harbor and the “personal services and management contracts” safe harbor. However, the structure of the partnerships and limited liability companies operating our facilities, as well as our business arrangements involving physician networks, do not satisfy all of the requirements of either safe harbor.

     On November 19, 1999, the Department of Health and Human Services issued final regulations creating additional safe harbor provisions, including a safe harbor that applies to physician ownership of, or investment interests in, surgery centers. These regulations do not apply to our facilities licensed as hospitals. The surgery center safe harbor protects four types of investment arrangements. Each category has its own requirements with regard to what type of physician may be an investor in the surgery center. In addition to the physician investor, the categories permit an “unrelated” investor, who is a person or entity that is not in a position to provide items or services related to the surgery center or its investors. Our business arrangements with our surgery centers typically consist of one or more of our subsidiaries being an investor in each partnership or limited liability company that owns the surgery center, in addition to providing management and other services to the surgery center. As a result of these and other aspects of our business arrangements, including those relating to the composition of physician groups that own an interest in our facilities, these arrangements do not comply with all the requirements of the surgery center safe harbor and, therefore, are not immune from government review or prosecution.

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

     The federal physician self-referral law, commonly referred to as the Stark law, prohibits a physician from making a Medicare or Medicaid reimbursed referral for a “designated health service” to an entity if the physician or a member of the physician’s immediate family has a “financial relationship” with the entity. “Designated health services” include a number of services, including clinical laboratory services, radiology and certain other imaging services and inpatient and outpatient hospital services. Under the current Stark law and related regulations, services provided at a surgery center are not covered by Stark, even if those services include imaging, laboratory services or other Stark designated health services, provided that the surgery center does not bill for these services separately. However, services provided at our facilities licensed as hospitals are covered by the Stark law.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 could restrict our ability to operate our facilities licensed as hospitals and could adversely impact our reimbursement revenues.

     The Medicare Modernization Act was signed into law on December 8, 2003. Among other things, the Medicare Modernization Act amended the Stark law to provide that an exception in the Stark law relating to physician ownership in hospitals does not apply to specialty hospitals for a period of 18 months following November 18, 2003. Specialty hospitals are defined in the Medicare Modernization Act as hospitals that are primarily or exclusively engaged in the care and treatment of (1) patients with a cardiac condition, (2) patients with an orthopedic condition, (3) patients receiving a surgical procedure or (4) any other specialized category of services that the Secretary of the Department of Health and Human Services designates as inconsistent with the purpose of the hospital ownership exception. The 18-month moratorium does not apply to specialty hospitals that were in existence or under development on November 18, 2003, as long as: (a) the total number of physician investors in the hospital does not increase from the number of physician investors on November 18, 2003; (b) the hospital does not change the type of specialty services that it provides from the types that it provided on November 18, 2003; and (c) the hospital does not increase its number of beds by more than 50% or five beds, whichever is greater. The Medicare Modernization Act also directs the Department of Health and Human Services and MedPAC to conduct studies of specialty hospitals by February 2005, and to prepare reports to Congress recommending any needed legislative or administrative changes in the Stark law’s exception for physician ownership in hospitals. As of March 25, 2005, the Department of Health and Human Services had not completed its study. MedPAC recently recommended to the Congress that the 18-month moratorium on new specialty hospitals be extended for an additional 18 months. Congress has not yet acted on that recommendation.

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

     The Medicare Modernization Act also limits increases in Medicare reimbursement rates for ambulatory surgery centers. Under the Medicare Modernization Act, the 2% increase in Medicare reimbursement rates for ambulatory surgery centers that became effective on October 1, 2003 is limited to an amount equal to the increase in the Consumer Price Index for all urban consumers as estimated by the Secretary of the Department of Health and Human Services for the 12-month period ended March 31, 2003, minus 3.0 percentage points. The Medicare Modernization Act also provides that there will be no increase in these rates during the years 2005 through 2009. The Medicare Modernization Act also directs the General Accounting Office to conduct a study comparing the cost of procedures in surgery centers to the cost of procedures performed in hospital outpatient departments. The General Accounting Office was directed to submit the results of its study to CMS by no later than January 1, 2005. However, no report has been publicly released to date. CMS is directed to develop a new ambulatory surgery center payment system based upon the Medicare hospital outpatient department payment system so that it is effective on or after January 1, 2006 and no later than January 1, 2008. The Medicare Modernization Act provides that, in the year that the new payment system is implemented, it must be designed to result in the same aggregate amount of expenditures for surgical services provided at ambulatory surgery centers as would be made if the new system were not adopted. The rate changes mandated by the Medicare Modernization Act could have an adverse effect on the revenues of our centers, but we cannot predict at this time the full effect of the payment rate revisions.

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

     We are also subject to various state insurance statutes and regulations that prohibit us from submitting inaccurate, incorrect or misleading claims. We believe that our surgery centers are in material compliance with all state insurance laws and regulations regarding the submission of claims. We cannot assure you, however, that none of our centers’ insurance claims will ever be challenged. If we were found to be in violation of a state’s insurance laws or regulations, we could be forced to discontinue the practice in violation, which could have an adverse effect on our business and operating results, and we could be subject to fines and criminal penalties.

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

We are liable for debts and other obligations of the partnerships and limited liability companies that own and operate some of our surgery centers.

     We own and operate our surgery centers through 23 limited partnerships, 23 limited liability companies and one general partnership. Local physicians, physician groups and hospitals also own an interest in all but three of these partnerships and limited liability companies. In the partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership, even if we do not own all of the partnership interests. We also guarantee the debts and other obligations of many of the partnerships and limited liability companies in which we own an interest. Our senior credit facility allows us to borrow up to $150.0 million, including funds that we can lend to the partnerships and limited liability companies in which we own an interest. The physicians and physician groups that own an interest in these partnerships and limited liability companies do not guarantee a pro rata amount of this debt or the other obligations of these partnerships and limited liability companies.

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

     Upon the occurrence of various fundamental regulatory changes or changes in the interpretation of existing regulations, we may be obligated to purchase all of the ownership interests of the physician investors in most of the partnerships or limited liability companies that own and operate our surgery centers. The purchase price that we would be required to pay for these ownership interests is typically based on either a multiple of the center’s EBITDA or the fair market value of the ownership interests as determined by a third-party appraisal. The physician investors in some of our surgery centers can require us to purchase their interests in exchange for cash or shares of our common stock if these regulatory changes occur. In addition, some of our partnership agreements with our physician partners and management agreements with surgery centers require us to attempt to renegotiate the agreements upon the occurrence of various fundamental regulatory changes or changes in the interpretation of existing regulations and provide for termination of the agreements if renegotiations are not successful.

     Regulatory changes that could create purchase or renegotiation obligations include changes that:

•	make illegal the referral of Medicare or other patients to our surgery centers by physician investors;

•	create a substantial likelihood that cash distributions to physician investors from the partnerships or limited liability companies through which we operate our surgery centers would be illegal; or

•	make illegal the ownership by the physician investors of interests in the partnerships or limited liability companies through which we own and operate our surgery centers.

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

Significant indebtedness could limit our ability to operate our business and pursue business opportunities.

     As of February 28, 2005, we had outstanding debt of about $62.5 million that we incurred to finance our acquisitions and developments and for other general corporate purposes. Our senior credit facility allows us to borrow up to $150.0 million. Our significant indebtedness could have important consequences, including the following:

•	we may be required to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness, reducing the funds available to fund working capital, capital expenditures and other general corporate purposes;

•	the majority of our borrowings are at variable rates of interest and we are vulnerable to increases in interest rates;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	we may be at a disadvantage to our competitors who are less leveraged;

•	we may be more vulnerable to a downturn in our business or the economy generally;

•	our senior credit facility contains numerous financial and other restrictive covenants, including restrictions on paying dividends, incurring additional indebtedness and buying or selling assets; and

•	our senior credit facility requires us to pledge the capital stock or other equity interests of our subsidiaries to the bank group as collateral security.

We face intense competition for physicians, strategic relationships, acquisitions and managed care contracts, which may result in a decline in our revenues, profitability and market share.

     The health care business is highly competitive. We compete with other health care providers, primarily hospitals and other surgery centers, in recruiting physicians to utilize our facilities and in contracting with managed care payors in each of our markets. There are unaffiliated hospitals in each market in which we operate. These hospitals have established relationships with physicians and payors. In addition, other companies either are currently in the same or similar business of developing, acquiring and operating surgery centers and other facilities or may decide to enter our business. Many of these companies have greater resources than we do, including financial, marketing, staff and capital resources. We may also compete with some of these companies for entry into strategic relationships with health care systems and health care professionals. In addition, many physician groups develop surgery centers without a corporate partner, utilizing consultants who perform services for a fee and do not take an equity interest in the ongoing operations of the center. In recent years, more physicians are choosing to perform procedures, including pain management and gastrointestinal procedures, in an office-based setting rather than in a surgery center or hospital. If we are unable to compete effectively with any of these entities or groups, we may be unable to implement our business strategies successfully and our business could be adversely affected.

A large number of our surgery centers are located in Texas and Florida, which makes us particularly sensitive to regulatory, economic and other conditions in those states. In addition, three of our surgery centers account for a significant portion of our revenues.

     Our revenues are particularly sensitive to regulatory, economic and other conditions in the states of Texas and Florida. As of March 15, 2005, we operated seven surgery centers in Texas and seven surgery centers in Florida. The surgery centers in Texas represented about 22.4% of our revenues during 2004 and the surgery centers in Florida represented about 16.1% of our revenues during 2004. In addition, Wilmington SurgCare in Wilmington, North Carolina, Physicians Surgical Specialty Hospital in Houma, Louisiana and NorthStar Surgical Center in Lubbock, Texas generated about 6.6%, 6.7% and 6.8%, respectively, of our revenues during 2004. If these facilities are adversely affected by regulatory, economic and other conditions, or if these facilities do not perform effectively, our operating results will be adversely affected. None of our remaining surgery centers accounted for more than 5.0% of our revenues during 2004.

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

We face risks related to compliance with corporate governance laws and financial reporting standards.

     The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission, Nasdaq and the Public Company Accounting Oversight Board, required changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. We became a public company in February 2004 and we are required to comply with the provisions of Section 404 commencing with our fiscal year ending December 31, 2005. Despite our intent to be fully compliant with Section 404 by that time, we run the risk of non-compliance which could materially adversely affect our financial condition and results of operations.

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

     We are a holding company and our ability to service our debt and pay dividends, if any, is dependent upon the earnings from the business conducted by our subsidiaries. The distributions of those earnings or advances or other distributions of funds by these subsidiaries to us, all of which are contingent upon the subsidiaries’ earnings, are subject to various business considerations. In addition, distributions by subsidiaries could be subject to statutory restrictions, including state laws requiring that the subsidiary be solvent, or contractual restrictions.

We do not have exclusive control over the distribution of cash from our operating entities and may be unable to cause all or a portion of the cash of these entities to be distributed.

     All of the surgery centers in which we have ownership interests are held through partnerships or limited liability companies. We typically own, directly or indirectly, the general partnership or majority member interests in these entities. The partnership and operating agreements for these entities provide for distribution of available cash, in some cases on a quarterly basis. If we are unable to cause sufficient revenues to be distributed from one or more of these entities, our relationships with the physicians who also own an interest in these entities may be damaged and we could be adversely affected. We may not be able to resolve favorably any dispute regarding revenue distribution or other matters with a health care system with which we share control of the distributions made by these entities. Further, the failure to resolve a dispute with these health care systems could cause an entity in which we own an interest to be dissolved.

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

     As of February 28, 2005, our officers, directors and their affiliates together beneficially owned about 33.7% of our outstanding common stock. Accordingly, these stockholders are able to exert significant influence over:

•	the election of our board of directors;

•	our management and policies; and

•	the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

     Our officers, directors and their affiliates are also able to exert significant influence over a change in our control or an amendment to our certificate of incorporation or bylaws. In addition, we granted registration rights to these stockholders covering all shares of our stock that they own. Their interests may conflict with the interests of other holders of common stock and they may take actions affecting us with which you disagree.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments, including interest rate swaps. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At December 31, 2004, $64.0 million of our total long-term debt was subject to variable rates of interest, while the remaining $7.4 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of $640,000. The fair value of our long-term debt, based on a discounted cash flow analysis, approximates its carrying value as of December 31, 2004.

Item 8. Financial Statements and Supplementary Data

     Information with respect to this Item is contained in our consolidated financial statements beginning with the Index on Page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely basis.

(b)	Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

     Information about our directors and executive officers is incorporated by reference to the information contained under the captions “Election of Directors,” “Corporate Governance” and “Executive Officers” included in our proxy statement relating to our annual meeting of stockholders to be held on May 10, 2005.

Code of Business Conduct and Ethics

     We have adopted a Code of Business Conduct and Ethics. This code of ethics is posted on our website located at www.symbion.com under the heading “Corporate Governance — Code of Business Conduct and Ethics.”

Compliance with Section 16(a) of the Exchange Act

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our annual meeting of stockholders to be held on May 10, 2005.

Item 11. Executive Compensation

     This information is incorporated by reference to the information contained under the captions “Corporate Governance — Compensation of Directors” and “Executive Compensation” included in our proxy statement relating to our annual meeting of stockholders to be held on May 10, 2005. The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation also included in the proxy statement are expressly not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information about the security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” included in our proxy statement relating to our annual meeting of stockholders to be held on May 10, 2005.

Item 13. Certain Relationships and Related Transactions

     This information is incorporated by reference to the information contained under the caption “Executive Compensation — Certain Transactions” included in our proxy statement relating to our annual meeting of stockholders to be held on May 10, 2005.

Item 14. Principal Accountant Fees and Services

     This information is incorporated by reference to the information contained under the caption “Ratification of Appointment of Auditors” included in our proxy statement relating to our annual meeting of stockholders to be held on May 10, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

        (3) Exhibits

No.		Description
2.1	—	Agreement and Plan of Merger, dated as of March 7, 2002, among Symbion, Inc., Symbion Acquisition Sub, Inc. and Physicians Surgical Care, Inc. (a)

2.2	—	Purchase Agreement, dated as of November 11, 2004, by and among the members of Surgery Center Partners, L.L.C., Symbion Ambulatory Resource Centres, Inc. and SMBIMS Kirkwood, Inc.

3.1	—	Certificate of Incorporation (b)

3.2	—	Certificate of Amendment to Certificate of Incorporation (c)

3.3	—	Certificate of Retirement of Stock (d)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (b)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (c)

3.6	—	Bylaws (b)

4.1	—	Form of Common Stock Certificate (b)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (a)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (a)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (a)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (a)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (e)

No.		Description
10.1	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and Richard E. Francis, Jr. (a) (f)

10.2	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and Clifford G. Adlerz (a) (f)

10.3	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and William V. B. Webb (a) (f)

10.4	—	Employee Stock Purchase Agreement, dated as of March 13, 1996, between Symbion, Inc. and Richard E. Francis, Jr. (a) (f)

10.5	—	Employee Stock Purchase Agreement, dated as of December 30, 1996, between Symbion, Inc. and Richard E. Francis, Jr. (a) (f)

10.6	—	Employee Stock Purchase Agreement, dated as of March 13, 1996, between Symbion, Inc. and Clifford G. Adlerz (a) (f)

10.7	—	Employee Stock Purchase Agreement, dated as of December 30, 1996, between Symbion, Inc. and Clifford G. Adlerz (a) (f)

10.8	—	Employee Stock Purchase Agreement, dated as of March 13, 1996, between Symbion, Inc. and Kenneth C. Mitchell (a) (f)

10.9	—	Employee Stock Purchase Agreement, dated as of December 30, 1996, between Symbion, Inc. and R. Dale Kennedy (a) (f)

10.10	—	Employee Stock Purchase Agreement, dated as of March 13, 1996, between Symbion, Inc. and R. Dale Kennedy (a) (f)

10.11	—	Employee Stock Purchase Agreement, dated as of June 1, 1999, between Symbion, Inc. and R. Dale Kennedy (a) (f)

10.12	—	Securities Purchase Agreement, dated as of July 18, 2003, among Symbion, Inc. and DLJ Investment Partners II, L.P. and its affiliates (b)

10.13	—	Form of 14 3/4% Senior Subordinated Note due 2008 (b)

10.14	—	Credit Agreement, dated as of July 18, 2003, among Symbion, Inc., various lenders party thereto, Bank of America, N.A., as Administrative Agent and as Issuing Bank, Credit Suisse First Boston as Syndication Agent, Key Corporate Capital, Inc. as Documentation Agent, and Banc of America Securities, LLC, as sole Lead Arranger and Sole Book Manager (b)

10.15	—	First Amendment to Credit Agreement, dated January 30, 2004, among Symbion, Inc., various lenders party thereto and Bank of America, N.A., as Administrative Agent and as Issuing Bank (b)

10.16	—	Amended and Restated Credit Agreement, dated as of March 21, 2005, among Symbion, Inc., the subsidiaries of Symbion identified therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Credit Suisse First Boston, as Syndication Agent, KeyBank National Association, as Documentation Agent and the other lenders party thereto (g)

10.17	—	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (a)

10.18	—	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (d)

No.		Description
10.19	—	Amended and Restated Ambulatory Resource Centres, Inc. 1997 Stock Option Plan (a) (f)

10.20	—	Ambulatory Resource Centres, Inc. Nonqualified Initial Option Plan (a) (f)

10.21	—	Symbion Stock Incentive Plan (a) (f)

10.22	—	Form of Incentive Stock Option Agreement under the Stock Incentive Plan (f) (h)

10.23	—	Form of Nonqualified Stock Option Agreement under the Stock Incentive Plan (f) (h)

10.24	—	Form of Restricted Stock Agreement under the Stock Incentive Plan (f) (i)

10.25	—	Symbion Non-Employee Directors Stock Option Plan (a) (f)

10.26	—	Form of Nonqualified Stock Option Agreement under the Non-Employee Directors Stock Option Plan (f) (h)

10.27	—	Symbion Employee Stock Purchase Plan (a) (f)

10.28	—	First Amendment to Symbion Employee Stock Purchase Plan (a) (f)

10.29	—	Executive Change in Control Severance Plan, dated December 11, 1997 (a) (f)

21.1	—	Subsidiaries of Registrant

23.1	—	Consent of Ernst & Young LLP

23.2	—	Consent of Casualty Actuarial Consultants, Inc. (2004 report)

23.3	—	Consent of Casualty Actuarial Consultants, Inc. (2003 report) (d)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (Registration No. 000-50574).

(f)	Compensation plan or arrangement.

(g)	Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed March 25, 2005 (File No. 000-50574).

(h)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed December 14, 2004 (File No. 000-50574).

(i)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed January 11, 2005 (File No. 000-50574).

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Symbion, Inc.

We have audited the accompanying consolidated balance sheets of Symbion, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symbion, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 21, 2005

SYMBION, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$23,276	$17,658
Accounts receivable, less allowance for doubtful accounts $13,738 and $12,532, respectively	28,893	21,673
Inventories	6,068	5,371
Prepaid expenses and other current assets	7,246	4,380

Total current assets	65,483	49,082
Property and equipment:
Land	1,694	1,276
Buildings and improvements	35,881	32,845
Furniture and equipment	59,764	48,854
Computers and software	7,041	6,645

	104,380	89,620
Less accumulated depreciation	(36,587)	(26,906)

Property and equipment, net	67,793	62,714
Goodwill	215,533	116,654
Other intangible assets, net	950	1,022
Investments in and advances to affiliates	12,927	13,778
Other assets	3,075	9,534

Total assets	$365,761	$252,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,237	$3,800
Accrued payroll and benefits	7,985	6,533
Other accrued expenses	9,186	9,139
Current maturities of long-term debt	1,620	3,631

Total current liabilities	24,028	23,103
Long-term debt, less current maturities	69,747	101,037
Other liabilities	10,350	4,609
Convertible debentures	—	3,071
Minority interests	23,638	16,949
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and 16,946,316 shares authorized at December 31, 2004 and at December 31, 2003, respectively:
Series A convertible preferred stock, no shares designated, issued and outstanding at December 31, 2004 and 4,341,726 shares designated, issued and outstanding at December 31, 2003	—	13,590
Series B convertible preferred stock, no shares designated, issued and outstanding at December 31, 2004 and 2,604,590 shares designated, issued and outstanding at December 31, 2003	—	8,152
Common stock, 225,000,000 shares, $0.01 par value, authorized at December 31, 2004 and at December 31, 2003; 21,032,777 shares issued and outstanding at December 31, 2004, 10,612,687 shares issued and outstanding at December 31, 2003	210	106
Additional paid-in-capital	203,797	61,746
Stockholder notes receivable	(287)	(305)
Retained earnings	34,278	20,726

Total stockholders’ equity	237,998	104,015

Total liabilities and stockholders’ equity	$365,761	$252,784

See accompanying notes.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues	$216,325	$176,269	$144,688
Operating expenses:
Salaries and benefits	56,395	46,275	37,541
Supplies	42,756	35,099	28,338
Professional and medical fees	11,493	9,889	7,356
Rent and lease expense	13,667	10,891	9,146
Other operating expenses	17,454	15,151	11,311

Cost of revenues	141,765	117,305	93,692
General and administrative expense	18,449	15,874	14,328
Depreciation and amortization	10,927	9,295	7,836
Provision for doubtful accounts	3,989	2,748	4,843
Income on equity investments	(1,272)	(402)	(541)
Impairment and loss on disposal of long-lived assets	271	437	492
Gain on sale of long-lived assets	(250)	(571)	(457)

Total operating expenses	173,879	144,686	120,193

Operating income	42,446	31,583	24,495
Minority interests in income of consolidated subsidiaries	(15,549)	(10,447)	(7,353)
Interest expense, net	(4,862)	(5,782)	(4,625)

Income before income taxes	22,035	15,354	12,517
Provision (benefit) for income taxes	8,483	(2,170)	215

Net income	$13,552	$17,524	$12,302

Net income per share:
Basic:	$0.69	$1.66	$1.19
Diluted:	$0.67	$1.38	$1.01
Weighted average number of common shares outstanding and common equivalent shares:
Basic:	19,736,722	10,536,745	10,349,568
Diluted:	20,347,385	12,658,620	12,144,140

See accompanying notes.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)

	Symbion, Inc.		Symbion, Inc.
	Series A Convertible		Series B Convertible		Symbion, Inc.		Additional	Stockholder	Retained	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Notes	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	Equity
Balance at January 1, 2002	—	—	—	—	9,911,836	51,107	—	(397)	(9,100)	41,610
Issuance of common stock in acquisition of Physicians Surgical Care, Inc.	—	—	—	—	624,919	8,672	—	—	—	8,672
Issuance of Series A convertible preferred stock in acquisition of Physicians Surgical Care, Inc.	4,341,726	13,590	—	—	—	—	—	—	—	13,590
Issuance of Series B convertible preferred stock in acquisition of Physicians Surgical Care, Inc.	—	—	2,604,590	8,152	—	—	—	—	—	8,152
Issuance of warrants and stock options in acquisition of Physicians Surgical Care, Inc.	—	—	—	—	—	2,274	—	—	—	2,274
Issuance of common stock	—	—	—	—	33,810	61	—	16	—	77
Designation of common stock as $0.01 par value	—	—	—	—	—	(62,008)	62,008	—	—	—
Net income	—	—	—	—	—	—	—	—	12,302	12,302

Balance at December 31, 2002	4,341,726	13,590	2,604,590	8,152	10,570,565	106	62,008	(381)	3,202	86,677
Issuance of warrants and common stock, net of repurchases, and other	—	—	—	—	42,122	—	(262)	76	—	(186)
Net income	—	—	—	—	—	—	—	—	17,524	17,524

Balance at December 31, 2003	4,341,726	$13,590	2,604,590	$8,152	10,612,687	$106	$61,746	$(305)	$20,726	$104,015
Public offering of common stock	—	—	—	—	8,280,000	83	—	—	—	83
Conversion of Preferred Stock at time of public offering	(4,341,726)	(13,590)	(2,604,590)	(8,152)	1,789,341	18	24,795	—	—	3,071
Other initial public offering activity	—	—	—	—	—	—	111,764	—	—	111,764
Issuance of warrants and common stock, net of repurchases, and other	—	—	—	—	350,749	3	5,492	18	—	5,513
Net income	—	—	—	—	—	—	—	—	13,552	13,552

Balance at December 31, 2004	—	$—	—	$—	21,032,777	$210	$203,797	$(287)	$34,278	$237,998

See accompanying notes.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$13,552	$17,524	$12,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,927	9,295	7,836
Impairment and loss on disposal of long-lived assets	271	437	492
Gain on sale of long-lived assets	(250)	(571)	(457)
Minority interests	15,549	10,447	7,353
Distributions to minority partners	(14,420)	(10,690)	(6,177)
Income on equity investments	(1,272)	(402)	(541)
Provision for doubtful accounts	3,989	2,748	4,843
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(5,274)	(3,537)	(5,694)
Other assets	1,465	(7,016)	(3,080)
Other liabilities	3,550	2,572	4,893

Net cash provided by operating activities	28,087	20,807	21,770

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(95,198)	(48,940)	(13,916)
Purchases of property and equipment, net	(11,086)	(13,826)	(10,461)
Proceeds from sale of clinic operations	—	—	4,585
Change in other assets	1,432	(4,208)	(1,800)

Net cash used in investing activities	(104,852)	(66,974)	(21,592)

Cash flows from financing activities:
Principal payments on long-term debt	(118,820)	(62,106)	(8,157)
Proceeds from debt issuances	83,000	100,419	11,350
Proceeds from capital contributions by minority partners	1,364	3,348	981
Proceeds from initial public offering, net	115,506	—	—
Change in other long-term liabilities	432	1,516	977
Net proceeds from issuance of common stock	901	—	84

Net cash provided by financing activities	82,383	43,177	5,235

Net increase (decrease) in cash and cash equivalents	5,618	(2,990)	5,413
Cash and cash equivalents at beginning of period	17,658	20,648	15,235

Cash and cash equivalents at end of period	$23,276	$17,658	$20,648

Supplemental cash flow information:
Cash paid for interest	$6,436	$5,442	$4,974

See accompanying notes.

SYMBION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(dollars in thousands, except per share amounts)

1. Organization

     Symbion, Inc. (the “Company”), through its wholly-owned subsidiaries, owns interests in partnerships and limited liability companies which own and operate surgery centers in joint-ownership with physicians and physician groups, hospitals and hospital networks. As of December 31, 2004, the Company owned and operated 45 surgery centers and managed nine additional surgery centers in 21 states. The Company owns a majority interest in 34 of the 45 surgery centers and consolidates 40 of these centers for financial reporting purposes. The Company’s surgery centers include three facilities that are licensed as hospitals, two of which are owned and one of which is managed. The Company also owns two diagnostic imaging centers which are located in markets the Company currently owns and operates surgery centers. In addition to the surgery centers and the two diagnostic centers, the Company manages three physician networks, including two physician networks in markets in which the Company also operates surgery centers. The Company also provides management and administrative services on a contract basis to surgery centers in which it does not own an interest.

2. Significant Accounting Policies and Practices

Basis of Presentation and Use of Estimates

     The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Examples include, but are not limited to, estimates of accounts receivable allowances, professional and general liability and the estimate of deferred tax assets or liabilities. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal, recurring nature. Actual results could differ from those estimates.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as its interest in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract as the sole general partner to manage and control the ordinary course of the affiliate’s business. The consolidated financial statements also include the accounts of a variable interest entity in which the Company is the primary beneficiary. The variable interest entity is a surgery center. The accompanying consolidated balance sheet as of December 31, 2004 includes assets of $5,137 and liabilities of $132 related to the variable interest entity. The limited partner or minority member responsibilities are to supervise the delivery of medical services with their rights being restricted to those that protect their financial interests. Under certain of the partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach, gross negligence or bankruptcy. These protective rights do not preclude consolidation of the respective partnerships and limited liability companies. All significant intercompany balances and transactions are eliminated in consolidation.

Fair Value of Financial Instruments

     In estimating fair value disclosures for cash, accounts receivable and accounts payable, the carrying amounts reported in the accompanying consolidated balance sheets approximate fair value because of their short-term nature. For long-term debt and capitalized leases, the carrying amounts reported in the accompanying consolidated balance sheets approximate fair value based upon the borrowing rates available to the Company.

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

	2004	2003
Surgery centers	$28,393	$20,922
Physician networks	500	751

	$28,893	$21,673

     The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgery centers as of December 31:

Payor	2004	2003
Private insurance	63.1%	63.2%
Medicare and Medicaid	13.9	14.9
Other government	0.4	0.3
Self-pay	17.1	19.1
Other	5.5	2.5

Total	100.0%	100.0%

     Collection periods vary by payor class. During the year ended December 31, 2004, the collection period for private insurance payors generally ranged from 21 to 45 days, the collection period for government payors generally ranged from 21 to 35 days and the collection period for self-pay generally ranged from 75 to 80 days.

     The Company’s policy is to review the standard aging schedule, by facility, to determine the appropriate provision for doubtful accounts. This review is supported by an analysis of the actual net revenues, contractual adjustments and cash collections received. If the Company’s internal collection efforts are unsuccessful, the Company manually reviews the patient accounts. An account is written-off only after the Company has pursued collection with legal or collection agency assistance or otherwise deemed an account to be uncollectible.

Allowance for Doubtful Accounts

     The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections. Management reviews the results of detailed analysis of historical write-offs and recoveries at the surgery centers as a primary source of information in estimating the collectability of accounts receivable.

     Changes in the allowance for doubtful accounts and the amounts charged to revenues, costs and expenses were as follows:

	Allowance	Charged to
	Balance at	Revenues,	Charged to		Allowance
	Beginning of	Costs and	Other		Balance at
	Period	Expenses	Accounts(1)	Write-offs	End of Period
Year ended December 31:
2002	$4,778	$4,843	$3,570	$1,559	$11,632
2003	11,632	2,748	1,362	3,210	12,532
2004	12,532	3,989	437	3,220	13,738

(1)	Relates to allowances for doubtful accounts recorded under the purchase method of accounting for acquired entities.

Inventories

     Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Property and Equipment

     Property and equipment are stated at cost or, if obtained through acquisition, at fair value determined on the date of acquisition, and depreciated on a straight-line basis over the useful lives of the assets, generally three to five years for computers and software and five to seven years for furniture and equipment. Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term or the estimated useful life of the assets. Routine maintenance and repairs are charged to expenses as incurred, while expenditures that increase capacities or extend useful lives are capitalized. When events or circumstances indicate that the carrying value of certain property and equipment might be impaired, the Company prepares an expected undiscounted cash flow projection. If the projection indicates that the recorded amounts of the property and equipment are not expected to be recovered, these amounts are reduced to estimated fair value. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. For the year ended December 31, 2004, the Company recorded impairment charges of $271 primarily related to a charge for obsolete medical equipment. For the year ended December 31, 2003, the Company recorded impairment charges of $275 related to software that the Company purchased but no longer intended to use. For the year ended December 31, 2002 there was no impairment.

     Depreciation expense, including the amortization of assets under capital leases, was $10,855, $9,224 and $7,765 for the years ended December 31, 2004, 2003 and 2002, respectively.

Goodwill and Indefinite Lived Intangible Assets

     Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets acquired. Goodwill and other indefinite lived intangible assets are no longer amortized, but are tested at least annually through an impairment test using a fair value method. Impairment is tested using a discounted cash flows model to determine fair value. The Company will perform a goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist, or at least annually during the fourth quarter each year. Goodwill resulting from acquisitions is deductible for tax purposes over a 15-year period. There was no impairment related to goodwill for the years ended December 31, 2004, 2003 and 2002. See Note 6 for further disclosure on goodwill.

Service Agreement Rights

     Service agreement rights represent the exclusive right to operate the Louisville, Kentucky physician network during the 20-year term of the agreement. The service agreement right is amortized over 20 years. Service agreement rights are recorded as other intangible assets on the accompanying consolidated balance sheets and had unamortized balances of $950 and $1,022 at December 31, 2004 and December 31, 2003, respectively. Amortization expense was $72 for each of the three years ended December 31, 2004, 2003 and 2002. See Note 6 for further disclosure on service agreement rights.

Minority Interests

     The consolidated financial statements include all assets, liabilities, revenues and expenses of surgery centers in which the Company has a majority ownership interest or has other rights sufficient to allow the Company to consolidate the center. The Company has recorded minority interests in the earnings (losses) of such surgery centers.

Investments in and Advances to Affiliates

     Investments in and advances to affiliates at December 31, 2004 and 2003 include approximately $4,835 and $6,768, respectively, of advances to, net investments in and a note receivable from a surgery center that the Company manages which are secured by substantially all of the assets of the related surgery center. The Company holds non-controlling interests in certain surgery centers where it exercises significant influence. The Company accounts for such investments under the equity method.

Other Assets

     Other assets at December 31, 2004 and 2003 included approximately $2,081 and $3,003, respectively, related to deferred financing costs. Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements. In addition, approximately $3,108 is included in other assets at December 31, 2003 related to the Company’s deferred tax assets discussed in Note 11.

     Other assets at December 31, 2004 and 2003 also included approximately $0 and $2,724, respectively, of costs associated with the Company’s initial public offering. These costs were reclassified to equity upon the completion of the initial public offering discussed in Note 3.

Revenues

     Revenues consist of the following for the years ended December 31:

	2004	2003	2002
Patient service revenues	$202,678	$158,121	$130,942
Physician service revenues	4,040	3,796	2,563
Other service revenues	9,607	14,352	11,183

Total revenues	$216,325	$176,269	$144,688

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

     The following table sets forth by type of payor the percentage of our patient service revenues generated in 2004, 2003 and 2002 for surgery centers in which we owned an interest as of December 31:

Payor	2004	2003	2002
Private insurance	75.7%	76.4%	76.0%
Medicare and Medicaid	19.1	18.4	18.2
Other government	0.6	0.6	0.3
Self-pay	3.0	2.8	2.7
Other	1.6	1.8	2.8

Total	100.0%	100.0%	100.0%

   Physician Service Revenues

     The Company derives all of its physician service revenues from physician networks with which it has service agreements. Physician service revenues from physician networks consist of reimbursable expenses, plus participation in the excess of revenue over expenses of the physician networks, as provided for in the service agreements. Reimbursed expenses include the costs of personnel, supplies and other expenses incurred to provide the management services to the physician networks. The Company recognizes physician service revenues in the period in which reimbursable expenses are incurred and in the period in which the Company has the right to receive a percentage of the amount by which a physician network’s revenues exceed its expenses. The participation component of physician service revenues is based on net billings. Changes in estimated contractual adjustments and bad debts are reflected in service revenues in subsequent periods. The Company’s physician service revenues would be impacted by changes in estimated contractual adjustments and bad debts recorded by the physician networks. As required by the service agreements, the Company purchases patient accounts receivable on a monthly basis from the physician networks at estimated net realizable value (i.e., net of estimated contractual adjustments and bad debts) to provide liquidity to the physician networks and collects amounts from the responsible payor as described under Accounts Receivable in Note 2. As of December 31, 2004, the Company had such an obligation to only one group of three physicians included in one of the three physician networks the Company manages (see Note 5). Such activity is reflected as cash flows from operating activities in the accompanying consolidated statements of cash flows. Accounts receivable are a function of clinic revenues generated by the physician networks, rather than physician service revenues of the Company.

     Physician service revenues consist of the following amounts for the years ended December 31:

	2004	2003	2002
Professional services revenues	$11,028	$10,028	$7,047
Contractual adjustments and bad debt expense	(4,924)	(4,235)	(2,900)

Clinic revenue	6,104	5,793	4,147
Medical group retainage	(2,064)	(1,997)	(1,584)

Physician service revenues	$4,040	$3,796	$2,563

     No management agreement accounted for more than 10% of the Company’s revenues for the years ended December 31, 2004, 2003 and 2002.

   Other Service Revenues

     Other service revenues consist of management and administrative service fees derived from the non-consolidated facilities that the Company accounts for under the equity method, management of surgery centers in which the Company does not own an interest and management services the Company provides to physician networks for which the Company is not required to provide capital or additional assets.

Stock-Based Compensation

     Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to record stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations thereof and, accordingly, recognizes no compensation expense for options granted when the exercise price equals, or is greater than, the market price of the underlying stock on the date of grant (the “intrinsic value method”).

     Had the Company used the Black-Scholes estimates to determine compensation expense for options granted, net income and net income per share attributable to common stockholders would have been reduced to the following pro forma amounts:

	Year Ended December 31,
	2004	2003	2002
Net income as reported	$13,552	$17,524	$12,302
Pro forma compensation expense for stock option grants	(1,842)	(2,122)	(1,460)

Pro forma net income	$11,710	$15,402	$10,842

Basic earnings per share:
As reported	$0.69	$1.66	$1.19
Pro forma	0.59	1.46	1.05
Diluted earnings per share:
As reported	$0.67	$1.38	$1.01
Pro forma	0.58	1.22	0.89

     The effect of applying SFAS No. 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and the expected exercise patterns of the option holders.

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25. Among other items, SFAS No. 123(R) eliminates the use of the intrinsic value method of accounting allowed under APB No. 25, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123(R) is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies. Early adoption of SFAS No. 123(R) is allowed. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the adoption methods it will use.

     The Company currently uses the Black-Scholes standard option pricing model to measure the fair value of stock options granted to employees and directors of the Company. While SFAS No. 123(R) permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS No. 123(R). See Note 9 for further information on stock options.

     The Company currently expects to adopt SFAS No. 123(R) effective July 1, 2005. We are currently evaluating the effect of adopting SFAS No. 123(R) on our results of operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on several factors, including levels of options and awards granted in the future and when option or award holders exercise these awards.

Income Taxes

     Income taxes are computed based on the liability method of accounting whereby deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. See Note 11 for further information on income taxes.

Non-Cash Investing Activities

     During 2004, the Company recorded $3,652 related to 204,500 shares of the Company’s common stock that were issued to the former stockholders of Physicians Surgical Care, Inc. The earn-out was based on the 2003 financial results of one of the surgery centers the Company acquired from Physicians Surgical Care, Inc. in April 2002.

Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the 2004 presentation. The reclassifications had no impact on the Company’s financial position or results of operations.

3. Reverse Stock Split and Initial Public Offering

     On February 5, 2004, the Company’s Board of Directors approved a 1-for-4.4303 reverse stock split of the Company’s common stock in connection with its initial public offering. All information related to common stock, options to purchase common stock, warrants to purchase common stock and earnings per share data presented in the accompanying consolidated financial statements and related notes have been restated to reflect the effect of the reverse stock split of the Company’s common stock.

     On February 11, 2004, the Company completed an initial public offering of 8,280,000 shares of its common stock at a price of $15.00 per share, including 1,080,000 shares sold following exercise in full by the underwriters of an option granted to them by the Company to purchase the additional shares to cover over-allotments. The Company received net proceeds of approximately $115,506 in the offering, after deducting underwriting discounts and commissions. The Company used the net proceeds to repay indebtedness and to pay holders of the Company’s Series A and Series B convertible preferred stock in connection with the conversion of those shares to common stock upon the completion of the offering.

4. Acquisitions and Developments

     During 2004, the Company acquired six surgery centers and two other surgery centers the Company intends to develop, through syndication, renovation and expansion. During 2003, the Company acquired five surgery centers. During 2002, the Company acquired Physicians Surgical Care, Inc. (“PSC”). In addition to its acquisition of seven surgery centers in its transaction with PSC, the Company purchased an interest in three additional surgery centers during 2002 in separate transactions. The following table summarizes the allocation of the aggregate purchase price of acquisitions for the years ended December 31:

	2004	2003	2002
Fair value of assets acquired	$77,582	$49,925	$81,628
Liabilities assumed	(11,271)	(4,284)	(35,287)
Common stock, preferred stock and warrants issued	—	(49)	(32,688)

Net cash used for acquisitions	$66,311	$45,592	$13,653

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

     During 2004, the Company issued 204,500 shares of the Company’s common stock to the former stockholders of PSC pursuant to an earn-out provision in the Company’s merger agreement with PSC. The earn-out was based on the 2003 financial results of one of the surgery centers acquired from PSC in April 2002. The earn-out is reflected in goodwill in the accompanying 2004 consolidated balance sheet in the amount of $3,652, which represents the fair value of the shares issued. The Company paid $263 during 2003 in additional consideration related to surgery centers acquired in 2002, which are reflected as additions to goodwill in the accompanying consolidated balance sheets.

     Included in the acquisitions discussed above were the following individually significant transactions:

   2004 Significant Acquisitions

     In May 2004, the Company acquired a minority interest in Valley Ambulatory Surgery Center, L.P. for approximately $6,480, using cash from operations. In November 2004, the Company purchased the capital stock of the general partner of the center for an additional $7,028. Subsequent to the investment during the fourth quarter, the Company’s total ownership of this center was 40.0% and the Company began consolidating this facility. The center has six operating suites and one minor procedure room. The center is a multi-specialty ambulatory surgery center located in a suburb of Chicago, Illinois.

     During the third quarter of 2004, the Company acquired a majority ownership in four additional surgery centers for a total of approximately $12,648, using cash from operations and funds available under the Company’s senior secured credit facility (the “Senior Credit Facility”). The Company acquired a surgery center located in Savannah, Georgia. The Savannah surgery center is a single-specialty surgery center with one operating suite, and the Company plans to develop this facility through syndication, renovation and expansion. The Savannah surgery center is a newly-developed facility that began operations in the months before the Company purchased the surgery center. The Company also acquired a surgery center located in Steubenville, Ohio. The Steubenville surgery center is a multi-specialty surgery center with three operating suites and one minor procedure room. In addition, the Company acquired a surgery center located in New Albany, Indiana. The New Albany surgery center is a multi-specialty surgery center with four operating suites and one minor procedure room. Finally, the Company acquired a surgery center located in Hammond, Louisiana. The Hammond surgery center is a multi-specialty surgery center with four operating suites and two minor procedure rooms. The Company entered into management agreements with all four of these centers.

     During the fourth quarter of 2004, the Company acquired a majority ownership interest in two surgery centers in Alabama and one surgery center in Missouri. The Birmingham Endoscopy Center, located in Birmingham, Alabama, is a single-specialty surgery center with three operating rooms. The Company intends to convert this center into a multi-specialty surgery center and syndicate ownership interests to additional physicians. The North River Surgical Center, located in Tuscaloosa, Alabama, is a multi-specialty surgery center with two operating rooms, and the Company plans to develop this facility through syndication, renovation and expansion. The Surgery Center of Kirkwood, located in Kirkwood, Missouri, is a multi-specialty surgery center with three operating rooms and one minor procedure room. The Company acquired ownership interests in these three centers for an aggregate of approximately $40,155 in cash.

     The following represents the unaudited pro forma results of consolidated operations as if the 2004 acquisitions discussed above had occurred on January 1, 2004, after the effects of certain pro forma adjustments:

Year Ended
December 31, 2004
Revenues	$248,397
Income before income taxes	24,150
Earnings per share:
Basic	$0.75
Diluted	$0.73

2003 Significant Acquisitions

     On November 17, 2003, the Company acquired three surgery centers from MediSphere Health Partners, Inc. One of these facilities is licensed as a hospital. The Company paid approximately $7,938 in cash, issued $49 in warrants and incurred $422 in acquisition costs in connection with the acquisition of these centers. The purchase price was also subject to additional settlements related to working capital and indemnification holdbacks that were finalized in 2004. On December 1, 2003, in separate transactions, the Company purchased two additional surgery centers for $37,402 in cash. The Company incurred $227 in acquisition costs related to these centers. The purchase price of each transaction was subject to additional settlements related to working capital and other adjustments that were finalized during 2004. During 2004, as a result of these settlements, the Company recorded an additional amount of $1,308 to goodwill. The purchase price allocated to the acquired assets and liabilities assumed on the purchase dates is as follows:

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

2002 Significant Acquisitions

     On March 7, 2002, the Company entered into an agreement and plan of merger with PSC, pursuant to which a subsidiary of the Company was to merge with and into PSC in a stock-for-stock merger. The merger was approved by the respective shareholders of the Company and PSC on March 28, 2002 and was effective April 1, 2002. In the merger, the outstanding shares of PSC’s capital stock converted into shares of the Company’s capital stock, and all options, warrants or other rights to acquire shares of PSC’s capital stock converted into comparable rights to acquire shares of the Company’s capital stock, with the number of shares and rights representing, in the aggregate, 19.1% of the Company’s capital stock on a fully diluted basis, subject to certain adjustments specified in the merger agreement. Under the terms of the merger agreement with PSC, the Company issued 624,919 shares of its common stock, 4,341,726 shares of its Series A convertible preferred stock, 2,604,590 shares of its Series B convertible preferred stock, options to purchase 64,078 shares of its common stock and warrants to purchase 28,998 shares of its common stock to PSC stockholders. The fair market value, as determined by the Company’s board of directors with the assistance of financial advisors, of the shares of common stock issued in connection with the merger was $13.87 per share. The fair market value, as determined by the Company’s board of directors with the assistance of financial advisors calculated using the Black-Scholes option-pricing model, of the shares of Series A convertible preferred stock and Series B convertible preferred stock issued in connection with the merger was $13.87 per share. The exercise price of the options and warrants issued in connection with the merger range from $0.09 to $26.76 per share (with fair values ranging from $1.51 to $13.78 per share) based on the conversion ratio applied to the PSC options and warrants. In conjunction with the merger, the Company acquired additional ownership interests and certain physician owners terminated their rights to acquire additional interests in certain PSC surgery centers. The Company issued warrants to purchase 251,166 shares of common stock, paid $2,122 in cash, issued convertible debentures in the aggregate principal amount of $3,171 and issued promissory notes in the aggregate principal amount of $595 as consideration. The exercise price of the warrants issued in connection with these transactions range from $11.08 to $13.87 per shares (with fair values ranging from $4.87 to $7.09 per share).

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

     In addition, the Company agreed to issue up to an additional 494,297 shares of its common stock, which would be recorded as an addition to goodwill, to the former stockholders of PSC based on the 2003 financial results of one of the acquired PSC surgery centers. During 2004, the Company issued 204,500 shares of the Company’s common stock to the former stockholders of PSC pursuant to the earn-out provision in the Company’s purchase agreement with PSC. The earn-out was based on the 2003 financial results of one of the surgery centers acquired from PSC in April 2002. The Series A convertible preferred stock and Series B convertible preferred stock have certain conversion rights upon certain events. One of these events is an initial public offering by the Company. As a result of the initial public offering as discussed in Note 3, the Company was required to make an additional cash payment of $31,831. The Company used proceeds from the initial public offering to make the $31,831 payment. This amount is reflected as additional purchase price and recorded as an addition to goodwill. See Note 9 for additional information related to the Series A convertible preferred stock and Series B convertible preferred stock.

     The Company also made individually insignificant acquisitions of majority interests in three surgery centers for approximately $12,017 in cash. The fair value of tangible net assets acquired was approximately $626 with approximately $11,391 recorded as goodwill.

Developments and Other

     During 2004, the Company opened a newly-developed surgery center in Memphis, Tennessee. The Memphis surgery center is a single-specialty surgery center with one minor procedure room. The Memphis surgery center was developed through a partnership with one of our existing physician networks. Also, during 2004, the Company opened the newly-developed Erie Imaging Center in Erie, Pennsylvania. Erie Imaging Center is a diagnostic imaging center and is located in a market in which the Company owns and operates a surgery center. In addition, the Company signed an agreement to manage the DeSoto Surgery Center in DeSoto, Mississippi. The DeSoto Surgery Center is an affiliate of Baptist Memorial Health Services, Inc..

     During 2003, the Company opened a newly-developed surgery center located in Columbia, Tennessee. The Columbia surgery center is a multi-specialty surgery center with two operating rooms and one treatment room.

5. Dispositions

     During 2004, after purchasing the outstanding ownership interests from the Company’s prior physician and hospital partners, the Company restructured its Physicians SurgiCenter of Houston partnership in Houston, Texas, creating a joint venture with the American Institute of Gastric Banding, Ltd., a privately-held single procedure focused surgical company based in Dallas, Texas (“AIGB”). In connection with the restructuring, the Company retained a 10% ownership in the surgery center. The Company no longer manages or consolidates the surgery center for financial reporting purposes. Subsequent to December 31, 2004, the Company entered into discussions with AIGB relating to the possible disposition of the Company’s 10% ownership in the surgery center.

     During 2003, the Company sold ownership interests in certain consolidated surgery centers for $1,659 in cash. The Company recorded an impairment and loss on disposal of long-lived assets of $162 and a gain on sale of long-lived assets of $571 in connection with these transactions.

     Effective December 6, 2002, the Company sold all of its ownership interest in a surgery center and terminated its management agreement with the surgery center. In consideration for its ownership interest and termination of the management agreement, the Company received approximately $1,400 in cash in October 2002. In addition, the Company was released from a guaranty of approximately $4,600 of debt incurred by the center. The Company recorded a charge in 2002 of approximately $380 in connection with this transaction.

     Effective May 31, 2002, the Company sold all of its ownership interest in a surgery center and terminated its management agreement with the surgery center. In consideration for its ownership interest, the Company was released from a guaranty of the facility lease for the surgery center and the purchaser assumed approximately $1,100 of liabilities. The Company recorded a net loss in 2002 of about $8 in connection with this transaction.

     During 2001, the Company amended its management agreements with two additional physician networks (“Restructured Physician Networks”) to delete provisions that required the Company to provide the networks with capital and additional assets, in addition to management services, and transferred certain related accounts receivable, prepaid expenses and liabilities to the networks. The Company also agreed to transfer to the Restructured Physician Networks its existing equipment and other assets relating to the networks for no additional consideration, on an annual basis beginning in January 2006, for one of the networks, and September 2007, for the other network, as the assets become fully depreciated.

     In the fourth quarter of 2001, the Company initiated a plan to terminate its management agreement with another physician network and to transfer its related assets and liabilities to the network. The Company recorded an impairment and loss on disposal charge for these assets of $255. The net assets held were sold in January 2002.

6. Goodwill and Intangible Assets

     Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2002	$77,942
Purchase price allocations	39,157
Finalized purchase price allocations	(445)

Balance at December 31, 2003	116,654
Purchase price allocations	97,433
Finalized purchase price allocations	1,446

Balance at December 31, 2004	$215,533

     The purchase price allocation of $97,433 for 2004 includes approximately $31,800 related to the Company’s Series A convertible preferred stock and Series B convertible preferred stock which converted into common stock and the right to receive cash upon completion of the Company’s initial public offering. The purchase price allocation of $97,433 also includes $3,652 of goodwill related to 204,500 shares of the Company’s common stock that were issued to the former stockholders of PSC pursuant to an earn-out provision in the Company’s purchase agreement with PSC. The earn-out was based on the 2003 financial results of one of the surgery centers acquired from PSC in March 2002. In addition, the purchase price allocation of $97,433 includes approximately $62,112 primarily related to new surgery centers the Company acquired during 2004. The finalized purchase price allocation of $1,446 for 2004 includes settlements related to working capital and other adjustments that were made during 2004

     Information regarding the Company’s other intangible assets is as follows:

	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
As of December 31, 2003
Service agreement rights	$1,370	$(348)
As of December 31, 2004
Service agreement rights	1,370	(420)

     Amortization expense for the year ended December 31, 2004 and 2003 was $72 and $71, respectively. Subsequent to December 31, 2004, the Company renegotiated the service agreement rights. As a result of this renegotiation, estimated annual amortization expense for 2005, 2006 and 2007 is expected to be approximately $317 each year. The Company is not anticipating amortization expense for the years ended 2008 and 2009.

7. Operating Leases

     The Company leases office space and equipment for its surgery centers, including surgery centers under development. The lease agreements generally require the lessee to pay all maintenance, property taxes, utilities, and insurance costs.

     The future minimum lease payments under non-cancelable operating leases at December 31, 2004 are as follows:

2005	$12,855
2006	12,541
2007	12,035
2008	12,030
2009	10,969
Thereafter	54,667

Total minimum lease payments	$115,097

     Total rent and lease expense was $15,055, $12,089 and $9,906 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company incurred rental expense of $4,019, $3,143 and $3,007 under operating leases with physician investors and an entity that is an affiliate of one of the Company’s directors for the years ended December 31, 2004, 2003 and 2002, respectively.

8. Long-Term Debt and Convertible Debentures

     The Company’s long-term debt is summarized as follows:

	December 31,
	2004	2003
Senior credit facility	$64,000	$63,600
Notes payable to banks	5,055	4,800
Secured term loans	788	6,241
Senior subordinated notes payable	—	29,106
Capital lease obligations	1,524	921

	71,367	104,668

Less current maturities	(1,620)	(3,631)

	$69,747	$101,037

Senior Credit Facility

     In March 2005, the Company amended and restated its Senior Credit Facility with a syndicate of financial institutions led by Bank of America, N.A. The Company is the borrower under the Senior Credit Facility and all of its active and existing wholly-owned subsidiaries are guarantors. Under the terms of the Senior Credit Facility, entities that become wholly-owned subsidiaries must also guarantee the debt.

     The Senior Credit Facility provides senior secured financing of up to $150,000 through a revolving credit line. Up to $2,000 of the Senior Credit Facility is available for the issuance of standby letters of credit, and up to $5,000 of the Senior Credit Facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum purchase amounts of $100. The Company is required to repay each swing line loan in full upon the demand of the swing line lender. The Senior Credit Facility terminates and is due and payable on March 21, 2010. At December 31, 2004 and 2003, the Company had $64,000 and $63,600, respectively, of outstanding debt under the Senior Credit Facility. At the Company’s option, loans under the Senior Credit Facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our consolidated funded indebtedness to consolidated EBITDA. At December 31, 2004, the interest rate on the Senior Credit Facility ranged from 4.28% to 4.41%. As discussed in Note 3, the Company used proceeds in the amount of approximately $63,600 from the initial public offering to pay down the Senior Credit Facility. The Company primarily uses proceeds from the Senior Credit Facility, along with cash from operations, to finance acquisitions.

Notes Payable to Banks

     A subsidiary of the Company has a mortgage note payable to Synergy Bank (the “Mortgage Note”). The Mortgage Note is collateralized by the real estate owned by the surgery center to which the loan was made. The Company refinanced the Mortgage Note during 2004 and used proceeds of the refinancing to payoff the Southwest

Bank of Texas note discussed below. As a result of the refinancing, the Mortgage Note matures in 2008 and bears interest at a rate of 6.7% per year. The Mortgage Note had an outstanding principal balance of approximately $4,553 and $2,564 at December 31, 2004 and 2003, respectively. The Mortgage Note contains various covenants to maintain certain financial ratios and also restricts encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At December 31, 2004, the subsidiary and the Company were in compliance with all such covenants.

     The Company had an outstanding loan agreement with Southwest Bank of Texas (“SWBT Note”) used to finance the acquisition and development of a certain surgery center. As of December 31, 2003, the outstanding principal balance under the SWBT Note was $780. This note was paid off in 2004 with proceeds received as a result of the refinancing of the Mortgage Note.

     The Company had an outstanding principal balance on notes payable to other banks of $1,456 at December 31, 2003. During 2004, the Company paid off all but one of these notes payable to other banks. At December 31, 2004, the outstanding principal balance of the remaining promissory note was $502. The note bears interest at a rate of 6.5% per year and matures in 2009.

Secured Term Loans

     At December 31, 2003, the Company had outstanding loan and security agreements with DVI Financial Services, Inc. (the “DVI Loans”). The proceeds of the DVI Loans were used to finance tenant improvements, medical, surgical and office equipment, and working capital. The DVI Loans bore interest ranging from 8.5% to 11.5% per year. At December 31, 2003, the DVI Loans had an outstanding principal balance of $5,416. During 2004, the Company used cash from operations to pay off the outstanding DVI Loans. There was no outstanding balance under the DVI Loans at December 31, 2004.

     The Company had principal balances on other secured term loans of $788 and $825 at December 31, 2004 and 2003, respectively.

Senior Subordinated Notes Payable

     In July 2003, the Company entered into an agreement through which DLJ Investment Partners II, L.P. and its affiliates agreed to purchase the Company’s 14 3/4% Senior Subordinated Notes due 2008 in the aggregate principal amount of up to $40,000. During 2003, the Company issued notes in the aggregate principal amount of about $29,106, and may issue additional notes at any time before July 18, 2005 as long as we are permitted under the agreement. On August 15, 2003, the initial purchasers of the notes sold a portion of the notes and a portion of the outstanding commitment to affiliates of the Company. As discussed in Note 3, the Company used a portion of the proceeds from the initial public offering to redeem the notes at the redemption price of 102.5% of the principal amount outstanding. The outstanding principal balance under the Senior Subordinated Notes Payable was $0 and $29,106 at December 31, 2004 and 2003, respectively.

Capital Lease Obligations

     The Company is liable to various vendors for equipment leases. During 2004, the Company entered into lease agreements with an interest rate of approximately 5% per year and mature in 2009. At December 31, 2004, a balance of $1,116 was outstanding that related to the capital leases the Company entered into in 2004. Leases entered into prior to 2004 had a balance of $408 at December 31, 2004 and have interest rates ranging from 6% to 11% per year and mature through 2007. The carrying value of property and equipment under capital leases at December 31, 2004 and 2003 was $2,029 and $1,274, respectively.

Other Long-Term Debt Information

     Scheduled maturities of obligations as of December 31, 2004 are as follows:

	Long-term	Capital Lease
	Debt	Obligations	Total
2005	$972	$678	$1,650
2006	65,018	463	65,481
2007	780	327	1,107
2008	707	116	823
2009	2,201	92	2,293
Thereafter	164	—	164

	69,842	1,676	71,518
Less current maturities	(972)	(648)	(1,620)
Amounts representing interest	—	(151)	(151)

	$68,870	$877	$69,747

Convertible Debentures

     In connection with the acquisition of PSC, the Company issued subordinated convertible debentures totaling $3,171 to various persons in exchange for additional ownership interests in certain of PSC’s surgery centers. The debentures carried an interest rate of 4.0% per year, and were scheduled to mature on April 1, 2005. The subordinated convertible debentures automatically converted at $13.87 per share upon the Company’s completion of the initial public offering discussed in Note 3.

9. Stockholders’ Equity

Capital

     In March 2002, the Board of Directors approved the Amended and Restated Charter of Symbion, Inc., increasing authorized capital stock to 225,000,000 shares of common stock, $0.01 par value, and 16,946,322 shares of preferred stock, $0.01 par value. During 2004, the Board of Directors reduced the number of authorized preferred stock to 10,000,000. At December 31, 2004, the 10,000,000 shares of preferred stock are undesignated.

     The holders of common stock are entitled to one vote per share on all matters on which stockholders are entitled to vote and do not have cumulative voting rights. The holders of common stock have no preemptive, conversion, redemption or sinking fund rights.

     The Company issued Series A convertible preferred stock and Series B convertible preferred stock in April 2002 in conjunction with the PSC merger. The Series A convertible preferred stock and Series B convertible preferred stock automatically converted into shares of common stock upon the completion of the Company’s initial public offering in February 2004. When converted, each share of Series A convertible preferred stock and Series B convertible preferred stock entitled the holder to receive 0.2257 of a share of common stock and a cash payment of $4.20 for the Series A holders and $5.22 for the Series B holders, for a total cash payment of $31,831. The cash payment of $31,831 was reflected as additional purchase price for PSC and recorded as an addition to goodwill during 2004 upon completion of the initial public offering.

     As of December 31, 2004, the Company had outstanding warrants to purchase 293,029 shares of common stock of the Company at exercise prices ranging from $6.77 to $13.87 per share. As of December 31, 2004, the warrants remained issued and outstanding and were currently exercisable. As a result of the Company’s initial public offering in February 2004, 195,219 of the 293,029 warrants expired in February 2005. The remaining 97,810 warrants expire beginning in 2008 through 2009.

Stock Options

     The aggregate maximum number of shares of the Company’s common stock authorized for issuance pursuant to the Stock Incentive Plan, the Non-Employee Directors Stock Option Plan, the Ambulatory Resource Centres Non-

Qualified Initial Plan and the Ambulatory Resource Centres 1997 Stock Option Plan was 3,444,892 as of December 31, 2004. The maximum number of shares is calculated as the lesser of (i) 6,348,328 or 12.5% of common stock outstanding on a fully diluted basis for the Stock Incentive Plan, (ii) the lesser of 380,899 or 0.75% of common stock outstanding on a fully diluted basis for the Non-Employee Directors Stock Option Plan, (iii) 168,192 shares of common stock for the Ambulatory Resource Centres Non-Qualified Initial Plan and (iv) 29,601 shares of common stock for the Ambulatory Resource Centres 1997 Stock Option Plan. All options have been granted at exercise prices that equaled the fair value of the stock on the date of grant and vest over a one year to four year period. The exercise periods for the three stock option plans are ten years.

     The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option-pricing model as promulgated by SFAS No. 123 in 2004, 2003 and 2002 were $6.75, $9.48 and $9.61 per share, respectively. In applying the Black-Scholes model, the Company assumed the following:

	Year Ended December 31,
	2004	2003	2002
Weighted Average risk-free interest rate	3.8%	4.1%	4.1%
Expected volatility	31.8%	70%	70%
Expected life, in years	5	7	7
Expected dividend yield	—	—	—
Expected forfeiture rate	3%	3%	3%

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

     The following is a summary of option transactions:

		Weighted
		Average Exercise
	Number of Shares	Price
December 31, 2001	660,011	$5.49
Granted	821,250	12.89
Exercised	(35,807)	5.94
Expired	(11,071)	12.80

December 31, 2002	1,434,383	$10.06
Granted	476,322	14.96
Exercised	(84,627)	0.66
Expired	(107,603)	10.35

December 31, 2003	1,718,475	$11.87
Granted	305,000	19.37
Exercised	(101,788)	9.85
Expired	(59,137)	12.82

December 31, 2004	1,862,550	$13.17

     At December 31, 2004, options to purchase 1,582,342 shares of common stock were available for grant.

     At December 31, 2004, 2003 and 2002, options to purchase 911,087 shares, 761,978 shares and 582,911 shares of common stock, respectively, were exercisable.

     The following table summarizes information regarding the options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
		Weighted-
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	as of	Remaining	Average	as of	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2004	Life	Price	2004	Price
$ 0.00 — $ 7.58	138,704	2.5	$0.54	138,704	$0.54
$ 7.58 — $10.10	285,839	5.2	$8.22	285,839	$8.22
$10.10 — $12.63	2,801	0.9	$10.69	2,801	$10.69
$12.63 — $15.15	1,130,206	8.4	$14.30	483,743	$14.12
$15.15 — $19.70	305,000	9.9	$19.37	—	$—

	1,862,550	8.0	$13.17	911,087	$10.19

10. Earnings Per Share

     Basic and diluted income per share are based on the weighted average number of common shares outstanding and the dilutive impact of outstanding options and warrants to purchase shares.

	Year Ended December 31,
	2004	2003	2002
Numerator for basic and diluted income per share:
Net income	$13,552	$17,524	$12,302

Denominator:
Denominator for basic income per share weighted-average shares outstanding	19,736,722	10,536,745	10,349,568
Effect of dilutive securities:
Employee stock options	353,432	301,903	392,959
Warrants	109,514	189,527	178,776
Preferred stock	140,712	1,567,910	1,175,935
Common stock held in escrow	7,005	62,535	46,902

Denominator for diluted income per share — adjusted weighted-average shares outstanding	20,347,385	12,658,620	12,144,140

Basic net income per share	$0.69	$1.66	$1.19
Diluted net income per share	$0.67	$1.38	$1.01

     The effects of 265,000 and 450,928 employee stock options for 2004 and 2003, respectively, and 19,568 and 19,643 warrants for 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive. The decrease in preferred stock outstanding is a result of those shares converting to common shares at the date of the initial public offering as discussed in Note 3.

11. Income Taxes

     The Company and its subsidiaries file a consolidated federal income tax return. The partnerships and limited liability companies file separate income tax returns. The Company’s allocable portion of each partnership’s and limited liability company’s income or loss is included in the taxable income of the Company. The remaining income or loss of each partnership and limited liability company is allocated to the limited partners.

     Income tax expense is comprised of the following for the years ended December 31:

	2004	2003	2002
Current:
Federal	$337	$272	$—
State	582	666	215
Deferred	7,564	(3,108)	—

Income tax expense (benefit)	$8,483	$(2,170)	$215

     The effective income tax rate differed from the federal statutory rate as follows for the years ended December 31:

	2004	2003	2002
Tax at U.S. statutory rates	$7,712	$5,374	$4,222
State income taxes, net of federal tax benefit	225	249	142
Change in valuation allowance	261	(8,207)	(4,183)
Other	285	414	34

	$8,483	$(2,170)	$215

     The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax liability are as follows at December 31:

	2004	2003
Deferred tax assets:
Amortization	$5,264	$6,417
Accrued vacation	391	350
Net operating loss carryforward	2,887	3,745
Deferred project costs	194	89
Other deferred assets	2,304	2,711

Total gross deferred tax assets	11,040	13,312
Less: Valuation allowance	(3,162)	(1,484)

Total deferred tax assets	7,878	11,828
Deferred tax liabilities:
Depreciation on property and equipment	(5,951)	(6,116)
Basis differences of partnerships and joint ventures	(5,658)	(2,373)
Other liabilities	(725)	(231)

Total deferred tax liabilities	(12,334)	(8,720)

Net deferred tax asset (liability)	$(4,456)	$3,108

     The Company has state net operating losses of $49,695 at December 31, 2004. These losses expire from December 31, 2011 through 2023. During 2004, the valuation allowance increased by $1,678, including the $261 increase presented above, as a result of changes in net operating and net capital loss carryforwards. The Company has credited the benefit for stock option exercises to stockholder’s equity, totaling $230 for 2004 and $318 for 2003.

12. Employee Benefit Plans

Symbion, Inc. 401(k) Plan

     The Symbion, Inc. 401(k) Plan (the “Symbion Plan”) is a defined contribution plan whereby employees who have completed six months of service in which they have worked a minimum of 1,000 hours and are age 21 or older are eligible to participate. Employees may enroll in the plan on either January 1 or July 1 of each year. The Symbion Plan allows eligible employees to make contributions of varying percentages of their annual compensation, up to the maximum allowed amounts by the Internal Revenue Service. Eligible employees may or may not receive a match of their contributions. The match varies by surgery center and is determined prior to the start of each plan year. Generally employer contributions vest 20% after two years of service and continue vesting at 20% per year until fully vested. The Company’s matching expense for 2004, 2003 and 2002 was $804, $513 and $521, respectively.

Employee Stock Purchase Plan

     Effective March 2002, the Company adopted an Employee Stock Purchase Plan (“Stock Purchase Plan”) to provide substantially all the Company’s full-time and part-time employees an opportunity to purchase shares of its common stock in amounts not to exceed 10% of eligible compensation, 5,642 shares of common stock or $25 of common stock each calendar year. To be eligible to enroll in the Stock Purchase Plan, employees must: (i) have been employed six consecutive months by the Company, (ii) be scheduled to work at least twenty hours per week, (iii) be regularly scheduled to work more than five months during the year and (iv) not own at 5% or more of the Company’s common stock. Annually, the participant’s September 30 account balance is used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the plan year or September 30. At December 31, 2004, the Company had recorded a $231 commitment related to the Stock Purchase Plan in accrued payroll and benefits in the accompanying consolidated balance sheets. A total of 372,435 shares are available for purchase under the plan. The Stock Purchase Plan became effective on the date of the Company’s completion of its initial public offering as discussed in Note 3.

13. Commitments and Contingencies

Debt and Lease Guaranty on Unconsolidated Entities

     The Company has guaranteed $1,286 of operating lease payments of a surgery center in which it owns a 44% interest. The lease expires in 2009.

Professional, General and Workers Compensation Liability Risks

     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. This insurance coverage is on a claims-made basis. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. In the opinion of management, the ultimate resolution of such proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses the costs under the self-insured retention exposure for general and professional liability claims which relate to (i) deductibles on claims made during the policy period, and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. These expenses are based on various assumptions. A change in one or more of these assumptions could materially change the Company’s consolidated financial position or results of operations. As of December 31, 2004 and 2003, the Company’s professional and general liability accrual for the estimate of self-insured retentions was $3,774 and $3,209, respectively, and is included in other liabilities in the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively.

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

14. Selected Quarterly Financial Data (Unaudited)

     The following is selected quarterly financial data for each of the four quarters in 2004 and 2003. Quarterly results are not necessarily representative of operations for a full year. The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(unaudited)
Revenues	$51,947	$52,727	$52,031	$59,620
Cost of Revenues	33,989	34,847	34,688	38,241
Net Income	2,579	3,615	3,332	4,026
Net income per share:
Basic	0.16	0.17	0.16	0.19
Diluted	0.15	0.17	0.16	0.19

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(unaudited)
Revenues	$41,455	$44,053	$43,289	$47,472
Cost of Revenues	26,590	28,462	30,350	31,903
Net Income	4,381	4,031	1,906	7,206
Net income per share:
Basic	0.42	0.38	0.18	0.68
Diluted	0.34	0.32	0.15	0.57

     The fourth quarter 2003 results included a benefit for income taxes of $3,129, which primarily related to the recognition of deferred tax assets of approximately $3,108. The fourth quarter of 2003 was also impacted by higher interest expense incurred in connection with the refinancing of outstanding indebtedness.

15. 2005 Subsequent Event

     On February 11, 2005, the Company acquired a majority interest in the Atlanta Center for Reconstructive Foot and Ankle Surgery, LLC and acquired a minority interest in the Roswell Center for Foot and Ankle Surgery, LLC, a de novo surgery center that opened in February 2005. The Atlanta Center for Reconstructive Foot and Ankle Surgery has 2 operating rooms and the Roswell Center for Foot and Ankle Surgery has 2 surgery rooms. Both surgery centers are located in the northern suburbs of Atlanta, Georgia.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 28, 2005.

SYMBION, INC.
By:	/s/ Richard E. Francis, Jr.
Richard E. Francis, Jr.
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ Richard E. Francis, Jr.	Chairman of the Board, Chief Executive Officer,	March 28, 2005
Director (principal executive officer)
Richard E. Francis, Jr.

/s/ Kenneth C. Mitchell	Chief Financial Officer, Senior Vice President of	March 28, 2005
Finance
Kenneth C. Mitchell	(principal financial and accounting officer)

/s/ Clifford G. Alderz	President, Chief Operating Officer,	March 28, 2005
Director
Clifford G. Adlerz

/s/ William V. B. Webb	Chief Development Officer,	March 28, 2005
Director
William V. B. Webb

/s/ Frederick L. Bryant
	Director	March 28, 2005
Frederick L. Bryant

/s/ Donald W. Burton
	Director	March 28, 2005
Donald W. Burton

/s/ Eve M. Kurtin
	Director	March 28, 2005
Eve M. Kurtin

/s/ Jack Tyrrell
	Director	March 28, 2005
Jack Tyrrell

/s/ David M. Wilds
	Director	March 28, 2005
David M. Wilds

EXHIBIT INDEX

No.		Description
2.1	—	Agreement and Plan of Merger, dated as of March 7, 2002, among Symbion, Inc., Symbion Acquisition Sub, Inc. and Physicians Surgical Care, Inc. (a)

2.2	—	Purchase Agreement, dated as of November 11, 2004, by and among the members of Surgery Center Partners, L.L.C., Symbion Ambulatory Resource Centres, Inc. and SMBIMS Kirkwood, Inc.

3.1	—	Certificate of Incorporation (b)

3.2	—	Certificate of Amendment to Certificate of Incorporation (c)

3.3	—	Certificate of Retirement of Stock (d)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (b)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (c)

3.6	—	Bylaws (b)

4.1	—	Form of Common Stock Certificate (b)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (a)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (a)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (a)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (a)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (e)

10.1	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and Richard E. Francis, Jr. (a) (f)

10.2	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and Clifford G. Adlerz (a) (f)

10.3	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and William V. B. Webb (a) (f)

10.4	—	Employee Stock Purchase Agreement, dated as of March 13, 1996, between Symbion, Inc. and Richard E. Francis, Jr. (a) (f)

10.5	—	Employee Stock Purchase Agreement, dated as of December 30, 1996, between Symbion, Inc. and Richard E. Francis, Jr. (a) (f)

10.6	—	Employee Stock Purchase Agreement, dated as of March 13, 1996, between Symbion, Inc. and Clifford G. Adlerz (a) (f)

No.		Description
10.7	—	Employee Stock Purchase Agreement, dated as of December 30, 1996, between Symbion, Inc. and Clifford G. Adlerz (a) (f)

10.8	—	Employee Stock Purchase Agreement, dated as of March 13, 1996, between Symbion, Inc. and Kenneth C. Mitchell (a) (f)

10.9	—	Employee Stock Purchase Agreement, dated as of December 30, 1996, between Symbion, Inc. and R. Dale Kennedy (a) (f)

10.10	—	Employee Stock Purchase Agreement, dated as of March 13, 1996, between Symbion, Inc. and R. Dale Kennedy (a) (f)

10.11	—	Employee Stock Purchase Agreement, dated as of June 1, 1999, between Symbion, Inc. and R. Dale Kennedy (a) (f)

10.12	—	Securities Purchase Agreement, dated as of July 18, 2003, among Symbion, Inc. and DLJ Investment Partners II, L.P. and its affiliates (b)

10.13	—	Form of 14 3/4% Senior Subordinated Note due 2008 (b)

10.14	—	Credit Agreement, dated as of July 18, 2003, among Symbion, Inc., various lenders party thereto, Bank of America, N.A., as Administrative Agent and as Issuing Bank, Credit Suisse First Boston as Syndication Agent, Key Corporate Capital, Inc. as Documentation Agent, and Banc of America Securities, LLC, as sole Lead Arranger and Sole Book Manager (b)

10.15	—	First Amendment to Credit Agreement, dated January 30, 2004, among Symbion, Inc., various lenders party thereto and Bank of America, N.A., as Administrative Agent and as Issuing Bank (b)

10.16	—	Amended and Restated Credit Agreement, dated as of March 21, 2005, among Symbion, Inc., the subsidiaries of Symbion identified therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Credit Suisse First Boston, as Syndication Agent, KeyBank National Association, as Documentation Agent and the other lenders party thereto (g)

10.17	—	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (a)

10.18	—	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (d)

10.19	—	Amended and Restated Ambulatory Resource Centres, Inc. 1997 Stock Option Plan (a) (f)

10.20	—	Ambulatory Resource Centres, Inc. Nonqualified Initial Option Plan (a) (f)

10.21	—	Symbion Stock Incentive Plan (a) (f)

10.22	—	Form of Incentive Stock Option Agreement under the Stock Incentive Plan (f) (h)

10.23	—	Form of Nonqualified Stock Option Agreement under the Stock Incentive Plan (f) (h)

10.24	—	Form of Restricted Stock Agreement under the Stock Incentive Plan (f) (i)

10.25	—	Symbion Non-Employee Directors Stock Option Plan (a) (f)

10.26	—	Form of Nonqualified Stock Option Agreement under the Non-Employee Directors Stock Option Plan (f) (h)

10.27	—	Symbion Employee Stock Purchase Plan (a) (f)

No.		Description
10.28	—	First Amendment to Symbion Employee Stock Purchase Plan (a) (f)

10.29	—	Executive Change in Control Severance Plan, dated December 11, 1997 (a) (f)

21.1	—	Subsidiaries of Registrant

23.1	—	Consent of Ernst & Young LLP

23.2	—	Consent of Casualty Actuarial Consultants, Inc. (2004 report)

23.3	—	Consent of Casualty Actuarial Consultants, Inc. (2003 report) (d)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (Registration No. 000-50574).

(f)	Compensation plan or arrangement.

(g)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed March 25, 2005 (File No. 000-50574).

(h)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed December 14, 2004 (File No. 000-50574).

(i)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed January 11, 2005 (File No. 000-50574).