Form 10-Q
period 2005-03-31
SYMBION INC/TN
filed 2005-05-13
CIK 1091312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19324

     For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

Commission file number: 000-50574

Symbion, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	62-1625480
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

40 Burton Hills Boulevard, Suite 500	37215
Nashville, Tennessee	(Zip Code)
(Address Of Principal Executive Offices)

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

Yes ☐ No ☑

     As of April 30, 2005, there were 21,229,258 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Ex-10.2 Supplemental Executive Retirement Plan
Ex-10.3 Form of Deferred Stock Purchase Program Agreement
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SYMBION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$23,679	$23,276
Accounts receivable, less allowance for doubtful accounts $13,877 and $13,738, respectively	27,566	28,893
Inventories	6,221	6,068
Prepaid expenses and other current assets	7,358	7,246

Total current assets	64,824	65,483
Property and equipment:
Land	1,694	1,694
Buildings and improvements	37,546	35,881
Furniture and equipment	60,919	59,764
Computers and software	6,721	7,041

	106,880	104,380
Less accumulated depreciation	(39,387)	(36,587)

Property and equipment, net	67,493	67,793
Goodwill	221,498	215,533
Other intangible assets, net	875	950
Investments in and advances to affiliates	12,509	12,927
Other assets	2,826	3,075

Total assets	$370,025	$365,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,264	$5,237
Accrued payroll and benefits	5,933	7,985
Other accrued expenses	8,497	9,186
Current maturities of long-term debt	1,487	1,620

Total current liabilities	21,181	24,028
Long-term debt, less current maturities	71,423	69,747
Other liabilities	11,911	10,350
Minority interests	23,468	23,638
Stockholders’ equity:
Common stock, 225,000,000 shares, $0.01 par value, authorized at March 31, 2005 and at December 31, 2004; 21,207,652 shares issued and outstanding at March 31, 2005 and 21,032,777 shares issued and outstanding at December 31, 2004	212	210
Additional paid-in-capital	203,455	203,797
Stockholder notes receivable	(289)	(287)
Retained earnings	38,664	34,278

Total stockholders’ equity	242,042	237,998

Total liabilities and stockholders’ equity	$370,025	$365,761

See accompanying notes.

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues	$62,179	$51,947
Operating expenses:
Salaries and benefits	16,008	13,581
Supplies	11,453	10,283
Professional and medical fees	3,319	2,598
Rent and lease expense	3,830	3,157
Other operating expenses	4,588	4,370

Cost of revenues	39,198	33,989
General and administrative expense	5,402	4,544
Depreciation and amortization	3,146	2,712
Provision for doubtful accounts	714	697
Income on equity investments	(284)	(121)
Impairment and loss on disposal of long-lived assets	109	16
Gain on sale of long-lived assets	(241)	(80)

Total operating expenses	48,044	41,757

Operating income	14,135	10,190
Minority interests in income of consolidated subsidiaries	(5,969)	(3,420)
Interest expense, net	(1,034)	(2,577)

Income before income taxes	7,132	4,193
Provision for income taxes	2,746	1,614

Net income	$4,386	$2,579

Net income per share:
Basic	$0.21	$0.16
Diluted	$0.20	$0.15
Weighted average number of common shares outstanding and common equivalent shares:
Basic	21,119	16,136
Diluted	21,775	17,379

See accompanying notes.

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$4,386	$2,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,146	2,712
Impairment and loss on disposal of long-lived assets	109	16
Gain on sale of long-lived assets	(241)	(80)
Minority interests	5,969	3,420
Income taxes	2,746	1,614
Distributions to minority partners	(4,733)	(3,004)
Income on equity investments	(284)	(121)
Provision for bad debts	714	697
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(415)	(331)
Other assets	(158)	(1,190)
Other liabilities	(4,531)	(3,170)

Net cash provided by operating activities	6,708	3,142

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(6,893)	(31,831)
Purchases of property and equipment, net	(1,716)	(1,827)
Change in other assets	170	251

Net cash used in investing activities	(8,439)	(33,407)

Cash flows from financing activities:
Principal payments on long-term debt	(7,958)	(93,451)
Proceeds from debt issuances	9,500	10,000
Proceeds from capital contributions by minority partners	1,170	778
Proceeds from initial public offering, net	—	115,506
Other financing activities	(578)	23

Net cash provided by financing activities	2,134	32,856

Net increase in cash and cash equivalents	403	2,591
Cash and cash equivalents at beginning of period	23,276	17,658

Cash and cash equivalents at end of period	$23,679	$20,249

See accompanying notes.

SYMBION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
March 31, 2005

1. Organization

     Symbion, Inc. (the “Company”), through its wholly-owned subsidiaries, owns interests in partnerships and limited liability companies which own and operate surgery centers in joint-ownership with physicians and physician groups, hospitals and hospital networks. As of March 31, 2005, the Company owned and operated 47 surgery centers and managed nine additional surgery centers in 21 states. The Company owns a majority interest in 36 of the 47 surgery centers and consolidates 41 of these centers for financial reporting purposes. The Company’s surgery centers include three facilities that are licensed as hospitals, two of which are owned and one of which is managed. In addition to the surgery centers, the Company also operates two diagnostic centers and manages three physician networks, including two physician networks in markets in which the Company also operates surgery centers. The Company also provides management and administrative services on a contract basis to surgery centers in which it does not own an interest.

2. Significant Accounting Policies and Practices

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal, recurring nature. Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Principles of Consolidation

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as its interest in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business. The physician limited partners and minority members of the entities that we control are responsible for the supervision and delivery of medical services. The governance rights of limited partners and minority members are restricted to those that protect their financial interests. Under certain of the partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach, gross negligence or bankruptcy. These protective rights do not preclude consolidation of the respective partnerships and limited liability companies. The accompanying unaudited condensed consolidated financial statements also include the accounts of a variable interest entity in which the Company is the primary beneficiary. The accompanying unaudited condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004 include assets of $5.3 million and $5.1 million, respectively, and liabilities of approximately $130,000 as of March 31, 2005 and December 31, 2004, related to the variable interest entity. All significant intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.

Accounts Receivable

     Accounts receivable consist of receivables from federal and state agencies (including the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable at March 31, 2005 and December 31, 2004, respectively, were as follows (in thousands):

	March 31, 2005	December 31, 2004
Surgery centers	$26,937	$28,393
Physician networks	629	500

Total	$27,566	$28,893

     The following table sets forth by type of payor the percentage of the Company’s accounts receivable as of March 31, 2005 and December 31, 2004:

Payor	March 31, 2005	December 31, 2004
Private insurance	59.9%	63.1%
Government	15.3	14.3
Self-pay	18.6	17.1
Other	6.2	5.5

Total	100.0%	100.0%

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

     Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2004	$215,533
Purchase price allocations	5,824
Finalized purchase price allocations	141

Balance at March 31, 2005	$221,498

Revenues

     Revenues consist of the following for the three months ended March 31, 2005 and 2004, respectively (in thousands):

	Three Months Ended March 31,
	2005	2004
Patient service revenues	$59,057	$48,465
Physician service revenues	1,044	1,000
Other service revenues	2,078	2,482

Total revenues	$62,179	$51,947

     The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,
Payor	2005	2004
Private insurance	76.5%	75.8%
Government	18.6	19.8
Self-pay	3.3	2.7
Other	1.6	1.7

Total	100.0%	100.0%

Stock-Based Compensation

     The Company has elected to record cost for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations thereof and, accordingly, recognizes no compensation expense for options granted when the exercise price is at least the market price of the underlying stock on the date of grant (the “intrinsic value method”). A cost for restricted stock awards is recorded based on the value of the stock on the grant date and applied over the vesting period of the award. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at “fair value.” SFAS No. 123 permits the use of the Black-Scholes method to estimate fair value.

     Had the Company used Black-Scholes estimates to determine the fair value of options granted under SFAS No. 123, and recorded a compensation expense, net income and net income per share attributable to common stockholders would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income as reported	$4,386	$2,579
Add: Total compensation expense for stock option grants included in reported net income, net of taxes	9	—
Less: Pro forma compensation expense for all stock option grants, net of taxes	(567)	(493)

Pro forma net income	$3,828	$2,086

Basic earnings per share:
As reported	$0.21	$0.16
Pro forma	0.18	0.13
Diluted earnings per share:
As reported	$0.20	$0.15
Pro forma	0.18	0.12

     On January 5, 2005, the Company granted restricted stock awards of 132,500 shares with a market value per share of $19.26 on that date. The Company is amortizing the expense related to the awards according to their vesting schedule. The amount of $9,000 included above in reported net income represents the expense of the restricted stock awards, net of income taxes, from the grant date through March 31, 2005.

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25. Among other items, SFAS No. 123(R) eliminates the use of the intrinsic value method of accounting. Instead, companies will be required to recognize in financial statements the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards. When SFAS No. 123(R) was issued, the effective date was to be the first reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission modified the effective date to be the beginning of the first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for the Company. Early adoption of SFAS No. 123(R) is allowed using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized utilizing SFAS No. 123(R) beginning with the effective date for all share-based payments granted or modified after that date, but is based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). The requirements are the same under the “modified retrospective” method, but companies are permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

     The Company currently does not intend to adopt SFAS No. 123(R) early, but expects that it will adopt the standard effective January 1, 2006. SFAS No. 123(R) permits the Company to measure the fair value of stock based compensation under one of three methods: a “closed” model such as Black-Scholes, a “lattice” model, or a “monte carlo” simulation. The Company has not yet determined which of these methods it will use. The Company is currently evaluating the effect of adopting SFAS No. 123(R) on the results of its operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on several factors, including levels of options and awards granted in the future and when option or award holders exercise these awards.

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

     On February 11, 2004, the Company completed an initial public offering of 8,280,000 shares of its common stock at a price of $15.00 per share, including 1,080,000 shares sold following exercise in full by the underwriters of an option granted to them by the Company to purchase the additional shares to cover over-allotments. The Company received net proceeds of $115.5 million in the offering, after deducting underwriting discounts and commissions. The Company used the net proceeds to repay indebtedness and to pay holders of the Company’s Series A and Series B convertible preferred stock. The Series A convertible preferred stock and Series B convertible preferred stock were issued in April 2002 in connection with the Physicians Surgical Care, Inc. (“PSC”) acquisition. The Series A convertible preferred stock and Series B convertible preferred stock automatically converted into shares of common stock upon the completion of the Company’s initial public offering. When converted, each share of Series A convertible preferred stock and Series B convertible preferred stock entitled the holder to receive 0.2257 of a share of common stock and a cash payment of $4.20 for the Series A holders and $5.22 for the Series B holders, for a total cash payment of $31.8 million. The cash payment of $31.8 million was reflected as additional purchase price for PSC and recorded as an addition to goodwill during the first quarter of 2004 upon completion of the initial public offering.

4. Acquisitions

     During the first quarter of 2005, the Company acquired a majority interest in the Atlanta Center for Reconstructive Foot and Ankle Surgery, LLC and acquired a minority interest in the Roswell Center for Foot and Ankle Surgery, LLC, a de novo surgery center that opened in February 2005. The Company acquired the ownership interests in these two surgery centers for an aggregate of approximately $5.7 million, using funds from operations and funds available under the Company’s senior credit facility. The Atlanta Center for Reconstructive Foot and Ankle Surgery has two operating rooms and the Roswell Center for Foot and Ankle Surgery has two operating rooms. Both surgery centers are single-specialty surgery centers and are located in the northern suburbs of Atlanta, Georgia.

     The Company’s acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of these acquired surgery centers are reflected on a consolidated basis in the Company’s accompanying condensed consolidated financial statements from the respective dates of their acquisitions.

5. Long-Term Debt

     The Company’s long-term debt is summarized as follows (in thousands):

	March 31,	December 31,
	2005	2004
Senior credit facility	$66,000	$64,000
Notes payable to banks	4,915	5,055
Secured term loans	631	788
Capital lease obligations	1,364	1,524

	72,910	71,367
Less current maturities	(1,487)	(1,620)

	$71,423	$69,747

     In March 2005, the Company amended and restated its senior credit facility with a syndicate of financial institutions led by Bank of America, N.A. The Company is the borrower under the senior credit facility and all of its active wholly-owned subsidiaries are guarantors. Under the terms of the senior credit facility, entities that become wholly-owned subsidiaries must also guarantee the debt.

     The senior credit facility provides senior secured financing of up to $150.0 million through a revolving credit line. Up to $2.0 million of the senior credit facility is available for the issuance of standby letters of credit, and up to $5.0 million of the senior credit facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum purchase amounts of $100,000. The Company is required to repay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At March 31, 2005 and December 31, 2004, the Company had $66.0 million and $64.0 million, respectively, of outstanding debt under the senior credit facility. At the Company’s option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of the Company’s consolidated funded indebtedness to consolidated EBITDA. At March 31, 2005, the interest rate on the senior credit facility ranged from 4.35% to 5.75%.

     A subsidiary of the Company has a mortgage note payable to Synergy Bank (the “Mortgage Note”). The Mortgage Note is collateralized by the real estate owned by the surgery center to which the loan was made. The Mortgage Note matures in 2008 and bears interest at a rate of 6.7% per year. The Mortgage Note had an outstanding principal balance of $4.9 million and $5.1 million at March 31, 2005 and December 31, 2004, respectively. The Mortgage Note contains various covenants to maintain certain financial ratios and also restricts encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At March 31, 2005, the subsidiary was in compliance with all material covenants.

     At March 31, 2005, the Company was in compliance with all material covenants required by each long-term debt agreement.

6. Earnings Per Share

     Basic and diluted income per share are based on the weighted average number of common shares outstanding and the dilutive impact of outstanding options and warrants to purchase shares (net income in thousands):

	Three Months Ended
	March 31,
	2005	2004
Numerator for basic and diluted income per share:
Net income	$4,386	$2,579

Denominator:
Denominator for basic income per share weighted-average shares outstanding	21,119,493	16,136,430
Effect of dilutive securities:
Employee stock options	602,460	338,534
Warrants	52,639	169,350
Preferred stock	—	706,421
Common stock held in escrow	—	28,175

Denominator for diluted income per share — adjusted weighted-average shares outstanding	21,774,592	17,378,910

Basic net income per share	$0.21	$0.16
Diluted net income per share	$0.20	$0.15

     The effect of warrants to purchase 18,708 shares of common stock for the three months ended March 31, 2004 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

7. Commitments and Contingencies

Professional, General and Workers’ Compensation Liability Risks

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

Acquired Centers

     The Company, through its wholly-owned subsidiaries or controlled partnerships and limited liability companies, has acquired and will continue to acquire surgical and diagnostic centers with prior operating histories. Such centers may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company attempts to assure itself that no such liabilities exist and obtains indemnification from prospective sellers covering such matters and institutes policies designed to conform centers to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. There can be no assurance that any such matter will be covered by indemnification or, if covered, that the liability sustained will not exceed contractual limits or the financial capacity of the indemnifying party.

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

Potential Physician Investor Liability

     Each physician investor in the partnerships and limited liability companies which operate surgery centers carries general and professional liability insurance on a claims-made basis. Each investor may, however, be liable for damages to persons or property arising from occurrences at the surgery centers. Although the various physician investors and other surgeons are required to obtain general and professional liability insurance with tail coverage, such individual may not be able to obtain coverage in amounts sufficient to cover all potential liability. Since most insurance policies contain exclusions, the physician investor will not be insured against all possible occurrences. In the event of an uninsured or underinsured loss, the value of an investment in the partnership interests or limited liability company membership units and the amount of distributions could be adversely affected.

8. Subsequent Events

     Subsequent to March 31, 2005, the Company completed an agreement under which the Company would develop, operate and own an interest in Cape Coral Ambulatory Surgery Center, LLC, a multi-specialty de novo center located in Cape Coral, Florida.

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

Cautionary Note Regarding Forward-Looking Statements

     This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation:

•	our dependence on payments from third-party payors, including governmental health care programs and managed care organizations;

•	our ability to acquire and develop additional surgery centers on favorable terms and to integrate their business operations successfully;

•	our ability to enter into strategic alliances with health care systems and other health care providers that are leaders in their markets;

•	efforts to regulate the construction, acquisition or expansion of health care facilities;

•	our ability to attract and maintain good relationships with physicians who use our facilities;

•	our ability to enhance operating efficiencies at our surgery centers;

•	uncertainty associated with legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions;

•	our ability to comply with applicable laws and regulations, including physician self-referral laws and laws relating to illegal remuneration under the Medicare, Medicaid or other governmental programs;

•	our ability to comply with applicable corporate governance and financial reporting standards;

•	risks related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which could restrict our ability to operate our facilities licensed as hospitals and could adversely impact our reimbursement revenues;

•	the possibility of adverse changes in federal, state or local regulations affecting the health care industry;

•	the risk of changes to laws governing the corporate practice of medicine that may require us to restructure some of our relationships, which could result in a significant loss of revenues and divert other resources;

•	our significant indebtedness and our ability to incur additional indebtedness;

•	the intense competition for physicians, strategic relationships, acquisitions and managed care contracts, which may result in a decline in our revenues, profitability and market share;

•	the geographic concentration of our operations in certain states, which makes us particularly sensitive to regulatory, economic and other conditions in those states;

•	our dependence on our senior management; and

•	other risks and uncertainties described in this report or detailed from time to time in our filings with the Securities and Exchange Commission.

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

Executive Overview

     Our Company

     As of March 31, 2005, we owned and operated 47 surgery centers and managed nine additional surgery centers in 21 states. We own a majority interest in 36 of the 47 surgery centers and consolidate 41 of these centers for financial reporting purposes. Our surgery centers include three facilities that are licensed as hospitals, two of which we own and one of which we manage. In addition to our surgery centers, we also operate two diagnostic centers and manage three physician networks, including two physician networks in markets in which we operate surgery centers.

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

     We generate revenues and cash primarily through patient service revenues. We also generate revenues and cash through physician service revenues and other service revenues. Patient service revenues are revenues from surgical or diagnostic procedures performed in each of the centers that we consolidate for financial reporting purposes. The fee charged for a procedure varies depending on the procedure, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications. The fee does not include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor. Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid. Changes in estimated contractual adjustments and discounts are recorded in the period of change.

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

  Revenues

     Revenues consist of the following for the three months ended March 31, 2005 and 2004, respectively (in thousands):

	Three Months Ended March 31,
	2005	2004
Patient service revenues	$59,057	$48,465
Physician service revenues	1,044	1,000
Other service revenues	2,078	2,482

Total revenues	$62,179	$51,947

  Case Mix

     The following table sets forth the percentage of cases in each specialty performed at surgery centers during the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,
	2005	2004
Specialty
Ear, nose and throat	8.0%	7.8%
Gastrointestinal	22.2	22.8
General surgery	5.0	4.8
Obstetrics/gynecology	3.4	3.4
Ophthalmology	11.2	12.3
Orthopedic	14.7	16.8
Pain management	16.0	15.9
Plastic surgery	3.7	4.2
Other	15.8	12.0

Total	100.0%	100.0%

   Case Growth

   Same Store Information

     We define same store facilities as those centers that we owned an interest in and managed throughout both the three months ended March 31, 2005 and 2004. This definition of same store facilities includes non-consolidated centers and allows for comparability to other companies in our industry. The following table sets forth information from same store facilities including non-consolidated centers for the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,
	2005	2004
Cases	49,834	47,156
Case growth	5.7%	N/A
Net patient service revenue per case	$1,135	$1,117
Net patient service revenue per case growth	1.6%	N/A
Number of same store centers	37	N/A

     For purposes of explaining changes in our consolidated financial results in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we refer to same store facilities excluding non-consolidated centers because the results of these centers are not included in revenues and other items in our consolidated financial results. Accordingly, the following table sets forth information from same store facilities excluding non-consolidated centers for the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,
	2005	2004
Cases	44,099	42,151
Case growth	4.6%	N/A
Net patient service revenue per case	$1,131	$1,116
Net patient service revenue per case growth	1.4%	N/A
Number of same store centers	33	N/A

  Consolidated Information

     The following table sets forth information from facilities that we consolidate for financial reporting purposes (which includes surgery centers we have acquired or developed since January 1, 2004 and are therefore not included in the same store information provided above) for the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,
	2005	2004
Cases	50,413		42,880
Case growth	17.6%		N/A
Net patient service revenue per case	$1,171		$1,130
Net patient service revenue per case growth	3.6%	$	N/A
Number of centers operated as of end of period (1)	56		44
Number of consolidated centers	40		32

(1)	We manage but do not own an interest in nine of the 56 centers operated as of March 31, 2005 and eight of the 44 centers operated as of March 31, 2004.

Payor Mix

The following table sets forth by type of payor the percentage of our patient service revenues generated during the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,
	2005	2004
Payor
Private Insurance	76.5%	75.8%
Government	18.6	19.8
Self-pay	3.3	2.7
Other	1.6	1.7

Total	100.0%	100.0%

Acquisitions, Developments and Divestitures

     During the second quarter of 2004, we acquired a minority interest in Valley Ambulatory Surgery Center, L.P. for approximately $6.5 million, using cash from operations. During the fourth quarter of 2004, we purchased the capital stock of the general partner of the center for an additional $7.0 million. Subsequent to the investment during the fourth quarter of 2004, our total ownership of this center was 40.0% and we began consolidating this facility for financial reporting purposes. The center has six operating suites and one minor procedure room. The center is a multi-specialty surgery center located in a suburb of Chicago, Illinois.

     During the third quarter of 2004, we acquired a majority ownership in four additional surgery centers for a total of approximately $12.6 million, using cash from operations and funds available under our senior credit facility. We acquired a single-specialty surgery center located in Savannah, Georgia with one operating suite. We plan to develop this facility through syndication, renovation and expansion. We also acquired a multi-specialty surgery center located in Steubenville, Ohio with three operating suites and one minor procedure room. In addition, we acquired a multi-specialty surgery center located in New Albany, Indiana with four operating suites and one minor procedure room. Finally, we acquired a multi-specialty surgery center located in Hammond, Louisiana with four operating suites and two minor procedure rooms. We entered into management agreements with all four of these centers.

     During the third quarter of 2004, we also opened a newly-developed surgery center located in Memphis, Tennessee, in which we own a majority interest. The Memphis surgery center was developed through a partnership with one of our existing physician networks. In addition, during the third quarter of 2004, we signed an agreement to manage the DeSoto Surgery Center, located in Southhaven, Mississippi. The DeSoto Surgery Center is an affiliate of Baptist Memorial Health Services, Inc. Also during the third quarter of 2004, we opened the newly-developed Erie Imaging Center in Erie, Pennsylvania, in which we have a majority interest. Erie Imaging Center is a diagnostic imaging center and is located in a market in which we own and operate a surgery center.

     During the third quarter of 2004, after purchasing the outstanding ownership interests from our prior physician and hospital partners, we restructured our Physicians SurgiCenter of Houston partnership in Houston, Texas, creating a joint venture with the American Institute of Gastric Banding, Ltd., a privately-held single procedure focused surgical company based in Dallas, Texas (“AIGB”). In connection with the restructuring, we retained a 10% ownership in the surgery center. We no longer manage or consolidate this surgery center for financial reporting purposes. During the first quarter of 2005, we entered into discussions with AIGB relating to the possible disposition of our 10% ownership in the surgery center.

     During the fourth quarter of 2004, the Company acquired a majority ownership interest in two surgery centers in Alabama and one surgery center in Missouri. The Birmingham Endoscopy Center, located in Birmingham, Alabama, was a single-specialty surgery center with three operating rooms. During the first quarter of 2005, the Company began converting the Birmingham surgery center to a multi-specialty surgery center and syndicated ownership interests of the center. The North River Surgical Center, located in Tuscaloosa, Alabama, is a multi-specialty surgery center with two operating rooms, and the Company plans to develop this facility through syndication, renovation and expansion. The Surgery Center of Kirkwood, located in Kirkwood, Missouri, is a multi-specialty surgery center with three operating rooms and one minor procedure room. The Company acquired ownership interests in these three centers for an aggregate of approximately $40.2 million in cash, using funds from operations and funds available under the Company’s senior credit facility.

     During the first quarter of 2005, we acquired a majority interest in the Atlanta Center for Reconstructive Foot and Ankle Surgery, LLC and acquired a minority interest in the Roswell Center for Foot and Ankle Surgery, LLC, a de novo surgery center that opened in February 2005. The Company acquired the ownership interests in these two surgery centers for an aggregate of approximately $5.7 million, using funds from operations and funds available under the Company’s senior credit facility. The Atlanta Center for Reconstructive Foot and Ankle Surgery has two operating rooms and the Roswell Center for Foot and Ankle Surgery has two operating rooms. Both surgery centers are single-specialty surgery centers and are located in the northern suburbs of Atlanta, Georgia.

     All of our acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of these acquired surgery centers are reflected on a consolidated basis in our consolidated financial statements from the respective dates of their acquisitions.

Results of Operations

     The following table contains unaudited summary statements of operations for each of the three months ended March 31, 2005 and 2004. The table also shows the percentage relationship to total revenues for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2005		2004
	Amount	% of Revenues	Amount	% of Revenues
		(unaudited)
Revenues	$62,179	100.0%	$51,947	100.0%
Cost of revenues	39,198	63.0	33,989	65.4
General and administrative expense	5,402	8.7	4,544	8.7
Depreciation and amortization	3,146	5.1	2,712	5.2
Provision for doubtful accounts	714	1.1	697	1.3
Income on equity investments	(284)	(0.5)	(121)	(0.1)
Impairment and loss on disposal of long-lived assets	109	0.2	16	—
Gain on sale of long-lived assets	(241)	(0.3)	(80)	(0.1)

Total operating expenses	48,044	77.3%	41,757	80.4%
Operating income	14,135	22.7	10,190	19.6
Minority interests in income of consolidated subsidiaries	(5,969)	(9.6)	(3,420)	(6.6)
Interest expense, net	(1,034)	(1.6)	(2,577)	(4.9)

Income before income taxes	7,132	11.5	4,193	8.1
Provision for income taxes	2,746	4.4	1,614	3.1

Net income	$4,386	7.1%	$2,579	5.0%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     During the three months ended March 31, 2005, our revenues increased 19.8% to $62.2 million from $51.9 million for the three months ended March 31, 2004. Net income increased to $4.4 million for the three months ended March 31, 2005 from $2.6 million for the three months ended March 31, 2004. Our financial results for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 reflect the addition of eleven surgery centers in which we own an interest, one surgery center we manage without owning an interest and one diagnostic imaging center. Our financial results for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 also reflect revenue growth at our existing centers primarily as a result of increased case volume.

     Revenues. Revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 were as follows (in thousands):

	Three Months	Three Months
	Ended March 31,	Ended March 31,	Dollar	Percent
	2005	2004	Variance	Variance
Patient service revenues:
Same store revenues	$49,888	$47,051	$2,837	6.0%
Revenue from other centers	9,169	1,414	7,755	—

Total patient service revenues	59,057	48,465	10,592	21.9
Physician service revenues	1,044	1,000	44	4.4
Other service revenues	2,078	2,482	(404)	(16.3)

Total revenues	$62,179	$51,947	$10,232	19.7%

     For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those centers that we consolidate for financial reporting purposes for both the three months ended March 31, 2005 and March 31, 2004. The increase in patient service revenues includes an increase in same store revenues primarily resulting from a 4.6% increase in cases during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Patient service revenues from other centers, which primarily includes surgery centers acquired or developed since January 1, 2004, increased by $7.8 million.

     Cost of Revenues. Cost of revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was as follows (in thousands):

	Three Months	Three Months
	Ended March 31,	Ended March 31,	Dollar	Percent
	2005	2004	Variance	Variance
Same store cost of revenues	$33,540	$32,878	$662	2.0%
Cost of revenues from other centers	5,658	1,111	4,547	—

Total cost of revenues	$39,198	$33,989	$5,209	15.3%

     Same store cost of revenues increased primarily due to an increase in cases. The increase in same store cost of revenues was partially offset by a decrease in general and professional liability expense for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The decrease in the same store general and professional liability expense is primarily attributable to our more favorable claims history. The general and professional liability expense relates to deductibles on claims made during the policy period, and an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Cost of revenues from other centers, which primarily includes surgery centers acquired or developed since January 1, 2004, increased by $4.5 million. As a percentage of revenues, total cost of revenues decreased to 63.0% for the three months ended March 31, 2005 from 65.4% for the three months ended March 31, 2004.

     General and Administrative Expense. General and administrative expense increased 20.0% to $5.4 million for the three months ended March 31, 2005 from $4.5 million for the three months ended March 31, 2004. The increase was primarily related to the overall growth in the number of surgery centers. As a percentage of revenues, general and administrative expense remained constant at 8.7% for the three months ended March 31, 2005 and March 31, 2004.

     Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 were as follows (in thousands):

	Three Months	Three Months
	Ended March 31,	Ended March 31,	Dollar	Percent
	2005	2004	Variance	Variance
Same store depreciation and amortization	$2,752	$2,591	$161	6.2%
Depreciation and amortization from other centers	394	121	273	—

Total depreciation and amortization	$3,146	$2,712	$434	16.0%

     As a percentage of revenues, depreciation and amortization expense decreased to 5.1% for the three months ended March 31, 2005 from 5.2% for the three months ended March 31, 2004.

     Provision for Doubtful Accounts. Provision for doubtful accounts increased to $714,000 for the three months ended March 31, 2005 from $697,000 for the three months ended March 31, 2004. This increase is primarily attributed to the surgery centers acquired or developed since January 1, 2004. As a percentage of revenues, the provision for doubtful accounts decreased to 1.1% for the three months ended March 31, 2005 from 1.3% for the three months ended March 31, 2004.

     Income on Equity Investments. Income on equity investments represents the net income of certain investments we have in surgery centers that we do not consolidate for financial reporting purposes. The increase is primarily attributable to increased profitability of these centers primarily as a result of increased case volume.

     Operating Income. Operating income increased 38.2% to $14.1 million for the three months ended March 31, 2005 from $10.2 million for the three months ended March 31, 2004. This increase was primarily the result of an increase in operating income from surgery centers acquired or developed since January 1, 2004 and increased profitability from same store facilities. As a percentage of revenues, operating income increased to 22.7% for the three months ended March 31, 2005 from 19.6% for the three months ended March 31, 2004.

     Minority Interests in Income of Consolidated Subsidiaries. Minority interests in income of consolidated subsidiaries for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 were as follows (in thousands):

	Three Months	Three Months
	Ended March 31,	Ended March 31,	Dollar	Percent
	2005	2004	Variance	Variance
Same store minority interests	$4,805	$3,366	$1,439	42.8%
Minority interests from other centers	1,164	54	1,110	—

Total minority interests	$5,969	$3,420	$2,549	74.5%

     Minority interests in income of consolidated subsidiaries for same store facilities increased as a result of improved operations at the same store facilities. Minority interest expense represents the portion of the center’s net income that is attributable to the center’s minority owners. Consequently, as the net income of a center increases, the corresponding minority interest expense will increase. As a percentage of revenues, minority interests in income from consolidated subsidiaries increased to 9.6% for the three months ended March 31, 2005 from 6.6% for the three months ended March 31, 2004.

     Interest Expense, Net of Interest Income. Interest expense, net of interest income, decreased to $1.0 million for the three months ended March 31, 2005 from $2.6 million for the three months ended March 31, 2004. Interest expense was higher for the three months ended March 31, 2004 because we paid $778,000 of prepayment penalties related to our senior subordinated notes.

     Provision for Income Taxes. The provision for income taxes increased to $2.7 million for the three months ended March 31, 2005 from $1.6 million for the three months ended March 31, 2004. Our effective tax rate remained constant at 38.5% for the three months ended March 31, 2005 and 2004.

     Net Income. Net income increased to $4.4 million for the three months ended March 31, 2005 from $2.6 million for the three months ended March 31, 2004. Net income increased primarily as a result of surgery centers acquired or developed since January 1, 2004 and increased case growth at same store facilities.

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

Cash Flow Statement Information

     During the three months ended March 31, 2005, we generated operating cash flow of $6.7 million. Net cash used in investing activities during the three months ended March 31, 2005 was $8.4 million, including $6.9 million paid in connection with acquisitions. Also, the $8.4 million used in investing activities includes $1.7 million used for purchase of property and equipment. Our net cash provided by financing activities during the three months ended March 31, 2005 was $2.1 million, primarily related to $9.5 million borrowed under our senior credit facility which was partially offset by $8.0 million of payments on long-term debt.

Long-Term Debt

     In March 2005, we amended and restated our senior credit facility with a syndicate of financial institutions led by Bank of America, N.A. We are the borrower under the senior credit facility and all of our active wholly-owned subsidiaries are guarantors. Under the terms of the senior credit facility, entities that become wholly-owned subsidiaries must also guarantee the debt.

     The senior credit facility provides senior secured financing of up to $150.0 million through a revolving credit line. Up to $2.0 million of the senior credit facility is available for the issuance of standby letters of credit, and up to $5.0 million of the senior credit facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum purchase amounts of $100,000. We are required to repay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At March 31, 2005 and December 31, 2004, we had $66.0 million and $64.0 million, respectively, of outstanding debt under the senior credit facility. At our option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our consolidated funded indebtedness to consolidated EBITDA. At March 31, 2005, the interest rate on the senior credit facility ranged from 4.35% to 5.75%.

     One of our subsidiaries has a mortgage note payable to Synergy Bank (the “Mortgage Note”). The Mortgage Note is collateralized by the real estate owned by the surgery center to which the loan was made. The Mortgage Note matures in 2008 and bears interest at a rate of 6.7% per year. The Mortgage Note had an outstanding principal balance of $4.9 million and $5.1 million at March 31, 2005 and December 31, 2004, respectively. The Mortgage Note contains various covenants to maintain certain financial ratios and also restricts encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.

Earnings Before Interest, Taxes, Depreciation and Amortization Less Minority Interests

     EBITDA less minority interests increased 18.9% to $11.3 million for the three months ended March 31, 2005 from $9.5 million for the three months ended March 31, 2004. This increase in EBITDA less minority interests was the result of surgery centers acquired or developed since January 1, 2004 and increased profitability from same store facilities.

     When the term EBITDA is used, it refers to operating income plus depreciation and amortization. EBITDA less minority interests represents our portion of EBITDA, after subtracting the interests of third-parties that own interests in surgery centers that we consolidate for financial reporting purposes. Our operating strategy involves sharing ownership of our surgery centers with physicians, physician groups and hospitals, and these third-parties own an interest in all but two of our centers. We believe that it is preferable to present EBITDA less minority interests because it excludes the portion of EBITDA attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgery centers and other operations.

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

     The following table reconciles EBITDA and EBITDA less minority interests to net cash provided by operating activities (in thousands):

	Three Months Ended March 31,
	2005	2004
EBITDA	$17,281	$12,902
Minority interests in income of consolidated subsidiaries	(5,969)	(3,420)

EBITDA less minority interests	11,312	9,482
Depreciation and amortization	(3,146)	(2,712)
Interest expense, net	(1,034)	(2,577)
Income taxes	(2,746)	(1,614)

Net income	4,386	2,579
Depreciation and amortization	3,146	2,712
Impairment and loss on disposal of long-lived assets	109	16
Gain on sale of long-lived assets	(241)	(80)
Minority interests in income of consolidated subsidiaries	5,969	3,420
Income taxes	2,746	1,614
Distributions to minority partners	(4,734)	(3,004)
Income on equity investments	(284)	(121)
Provision for doubtful accounts	714	697
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(415)	(331)
Other assets and liabilities	(4,688)	(4,360)

Net cash provided by operating activities	$6,708	$3,142

Summary

     We believe that existing funds, cash flows from operations and borrowings under our senior credit facility will provide sufficient liquidity for the next 12 to 18 months. We will need to incur additional debt or issue additional equity or debt securities in the future to fund our acquisitions and development projects. We cannot assure that capital will be available on acceptable terms, if at all. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program. Our ability to meet our funding needs could be adversely affected if we suffer adverse results from our operations, or if we violate the covenants and restrictions to which we are subject under our senior credit facility.

Inflation

     Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.

Recently Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25. Among other items, SFAS No. 123(R) eliminates the use of the intrinsic value method of accounting. Instead, companies will be required to recognize in financial statements the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards. When SFAS No. 123(R) was issued, the effective date was to be the first reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission modified the effective date to be the beginning of the first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for us. Early adoption of SFAS No. 123(R) is allowed using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized utilizing SFAS No. 123(R) beginning with the effective date for all share-based payments granted or modified after that date, but is based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). The requirements are the same under the “modified retrospective” method, but companies are permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

     We currently do not intend to adopt SFAS No. 123(R) early, but expect that we will adopt the standard effective January 1, 2006. SFAS No. 123(R) permits us to measure the fair value of stock based compensation under one of three methods: a “closed” model such as Black-Scholes, a “lattice” model, or a “monte carlo” simulation. We have not yet determined which of these methods we will use. We are currently evaluating the effect of adopting SFAS No. 123(R) on the results of our operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on several factors, including levels of options and awards granted in the future and when option or award holders exercise these awards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments, including interest rate swaps. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At March 31, 2005, $66.0 million of our total long-term debt was subject to variable rates of interest, while the remaining $6.3 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $660,000. The fair value of our long-term debt, based on a discounted cash flow analysis, approximates its carrying value as of March 31, 2005.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

(b)	Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     As disclosed in our Annual Report on Form 10-K filed March 28, 2005, MediSphere Health Partners, Inc. filed a breach of contract action against Symbion Ambulatory Resource Centres, Inc., one of our subsidiaries, in the Chancery Court for Davidson County, Tennessee on February 4, 2005. MediSphere seeks in the lawsuit to recover $1,062,857 (plus attorneys’ fees), which it claims to be due pursuant to the terms of a Stock Purchase Agreement between Symbion Ambulatory Resource Centres, Inc. and MediSphere dated November 4, 2003. On March 21, 2005, Symbion Ambulatory Resource Centres, Inc. filed an answer to the complaint. In the answer, we denied that any amounts are due under the terms of the Stock Purchase Agreement, and asserted a counterclaim against MediSphere. In the counterclaim, we seek to recover in excess of $3,000,000 in damages out of MediSphere’s breach of certain of the representations and warranties contained in the Stock Purchase Agreement, and MediSphere’s intentional concealment and misrepresentation of facts material to the Stock Purchase Agreement and the November 17, 2003 closing of the transactions contemplated therein. We have also asserted a counterclaim against certain of MediSphere’s preferred shareholders. We dispute MediSphere’s claims that any amounts are due under the terms of the Stock Purchase Agreement and intend to defend the case vigorously. There have been no material developments in this matter since the filing of our Annual Report on Form 10-K on March 28, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     For the three months ended March 31, 2005, we issued the following securities that were not registered under the Securities Act of 1933, as amended. Each of the transactions described below was conducted in reliance upon the exemptions from registration provided in Sections 3(b) and 4(2) of the Securities Act and Regulation D and the other rules and regulations promulgated thereunder. Each of these issuances was made without the use of an underwriter, and the certificates and other documentation evidencing the securities issued in connection with these transactions bear a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.

•	On January 7, 2005, we issued 635 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On January 7, 2005, we issued 1,086 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for $8,832 upon exercise of warrants.

•	On January 7, 2005, we issued 2,257 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for $31,305 upon exercise of warrants.

•	On January 19, 2005, we issued 650 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On January 19, 2005, we issued 215 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On January 20, 2005, we issued 2,257 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for $31,305 upon exercise of warrants.

•	On January 20, 2005, we issued 393 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On January 20, 2005, we issued 192 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On January 25, 2005, we issued 605 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On January 26, 2005, we issued 1,489 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for an aggregate of $20,652 upon exercise of warrants.

•	On January 27, 2005, we issued 6,649 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for an aggregate of $73,671 upon exercise of warrants.

•	On January 27, 2005, we issued 2,257 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for an aggregate of $31,305 upon exercise of warrants.

•	On January 28, 2005, we issued 232 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On January 28, 2005, we issued 704 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On January 28, 2005, we issued 704 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On January 28, 2005, we issued 2,993 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On January 31, 2005, we issued 2,257 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for an aggregate of $31,305 upon exercise of warrants.

•	On February 1, 2005, we issued 865 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On February 2, 2005, we issued 462 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On February 3, 2005, we issued 2,257 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for an aggregate of $31,305 upon exercise of warrants.

•	On February 3, 2005, we issued 662 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On February 3, 2005, we issued 662 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On February 3, 2005, we issued 744 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for an aggregate of $10,319 upon exercise of warrants.

•	On February 4, 2005, we issued 207 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On February 8, 2005, we issued 219 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On February 8, 2005, we issued 219 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On March 5, 2005, we issued 7,773 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for an aggregate of $63,194 upon exercise of warrants.

Issuer Purchases of Equity Securities

     The following table provides information relating to our repurchase of common stock during the first quarter of 2005:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased (1)	per Share (1)	or Programs	Programs
January 1, 2005 through January 31, 2005	6,639	$19.82	N/A	N/A
February 1, 2005 through February 28, 2005	6,137	$21.44	N/A	N/A
March 1, 2005 through March 31, 2005	30,950	$21.61	N/A	N/A
Total	43,726	$21.33	N/A	N/A

(1) All of the shares listed were surrendered by Symbion employees in satisfaction of the exercise price of employee stock options exercised during the first quarter of 2005. The surrender of shares by Symbion employees was made in accordance with the terms of stock option agreements between the employees and Symbion and did not involve any payments by Symbion. We currently do not have a stock repurchase program. This table does not include shares we withheld to satisfy the exercise price in connection with cashless exercises of warrants.

Item 6. Exhibits.

No.		Description
3.1	—	Certificate of Incorporation (a)

3.2	—	Certificate of Amendment to Certificate of Incorporation (b)

3.3	—	Certificate of Retirement of Stock (c)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (a)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (b)

3.6	—	Bylaws (a)

4.1	—	Form of Common Stock Certificate (a)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (d)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (d)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (d)

No.		Description
4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (d)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (e)

10.1	—	Amended and Restated Credit Agreement, dated as of March 21, 2005, among Symbion, Inc., the subsidiaries of Symbion identified therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Credit Suisse First Boston, as Syndication Agent, KeyBank National Association, as Documentation Agent and the other lenders party thereto (f)

10.2	—	Supplemental Executive Retirement Plan

10.3	—	Form of Deferred Stock Purchase Program Agreement

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (File No. 000-50574).

(f)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed March 25, 2005 (File No. 000-50574).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Symbion, Inc.

	By:	/s/ Kenneth C. Mitchell

Kenneth C. Mitchell
Chief Financial Officer and
Senior Vice President of Finance
(principal financial and accounting officer)
Date: May 13, 2005

EXHIBIT INDEX

No.		Description
3.1	—	Certificate of Incorporation (a)

3.2	—	Certificate of Amendment to Certificate of Incorporation (b)

3.3	—	Certificate of Retirement of Stock (c)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (a)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (b)

3.6	—	Bylaws (a)

4.1	—	Form of Common Stock Certificate (a)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (d)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (d)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (d)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (d)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (e)

10.1	—	Amended and Restated Credit Agreement, dated as of March 21, 2005, among Symbion, Inc., the subsidiaries of Symbion identified therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Credit Suisse First Boston, as Syndication Agent, KeyBank National Association, as Documentation Agent and the other lenders party thereto (f)

10.2	—	Supplemental Executive Retirement Plan

10.3	—	Form of Deferred Stock Purchase Program Agreement

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (File No. 000-50574).

(f)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed March 25, 2005 (File No. 000-50574).