Form 10-Q
period 2005-06-30
SYMBION INC/TN
filed 2005-08-12
CIK 1091312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes ☐ No ☑
     As of July 31, 2005, there were 21,306,754 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SYMBION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$25,011	$23,276
Accounts receivable, less allowance for doubtful accounts $14,382 and $13,738, respectively	27,966	28,893
Inventories	6,391	6,068
Prepaid expenses and other current assets	6,550	7,246

Total current assets	65,918	65,483
Property and equipment:
Land	1,694	1,694
Buildings and improvements	38,976	35,881
Furniture and equipment	58,485	59,764
Computers and software	6,789	7,041

	105,944	104,380
Less accumulated depreciation	(39,585)	(36,587)

Property and equipment, net	66,359	67,793
Goodwill	222,180	215,533
Other intangible assets, net	800	950
Investments in and advances to affiliates	13,499	12,927
Other assets	3,699	3,075

Total assets	$372,455	$365,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,987	$5,237
Accrued payroll and benefits	7,342	7,985
Other accrued expenses	8,199	9,186
Current maturities of long-term debt	1,330	1,620

Total current liabilities	20,858	24,028
Long-term debt, less current maturities	66,387	69,747
Other liabilities	12,120	10,350
Minority interests	25,220	23,638
Stockholders’ equity:
Common stock, 225,000,000 shares, $0.01 par value, authorized at June 30, 2005 and at December 31, 2004; 21,303,781 shares issued and outstanding at June 30, 2005 and 21,032,777 shares issued and outstanding at December 31, 2004	214	210
Additional paid-in-capital	204,404	203,797
Stockholder notes receivable	(292)	(287)
Retained earnings	43,544	34,278

Total stockholders’ equity	247,870	237,998

Total liabilities and stockholders’ equity	$372,455	$365,761

See accompanying notes.

SYMBION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$64,653	$52,727	$126,832	$104,674
Operating expenses:
Salaries and benefits	15,851	13,738	31,859	27,319
Supplies	11,802	10,563	23,255	20,846
Professional and medical fees	3,487	2,708	6,806	5,306
Rent and lease expense	4,077	3,282	7,907	6,439
Other operating expenses	5,035	4,556	9,623	8,926

Cost of revenues	40,252	34,847	79,450	68,836
General and administrative expense	5,904	4,633	11,308	9,177
Depreciation and amortization	3,114	2,746	6,260	5,458
Provision for doubtful accounts	1,068	832	1,782	1,529
Income on equity investments	(325)	(366)	(609)	(487)
Loss on disposal of long-lived assets	745	—	856	16
Gain on sale of long-lived assets	(782)	(77)	(1,027)	(157)

Total operating expenses	49,976	42,615	98,020	84,372

Operating income	14,677	10,112	28,812	20,302
Minority interests in income of consolidated subsidiaries	(5,863)	(3,538)	(11,832)	(6,958)
Interest expense, net	(880)	(696)	(1,914)	(3,273)

Income before income taxes	7,934	5,878	15,066	10,071
Provision for income taxes	3,054	2,263	5,800	3,877

Net income	$4,880	$3,615	$9,266	$6,194

Net income per share:
Basic	$0.23	$0.17	$0.44	$0.34
Diluted	$0.22	$0.17	$0.42	$0.32
Weighted average number of common shares outstanding and common equivalent shares:
Basic	21,269	20,822	21,195	18,479
Diluted	22,000	21,401	21,871	19,397
See accompanying notes.

SYMBION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$9,266	$6,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,260	5,458
Loss on disposal of long-lived assets	856	16
Gain on sale of long-lived assets	(1,027)	(157)
Minority interests	11,832	6,958
Provision for income taxes	5,800	3,877
Distributions to minority partners	(9,956)	(6,909)
Income on equity investments	(609)	(487)
Provision for bad debts	1,782	1,529
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(2,135)	(1,102)
Other assets	862	(1,024)
Other liabilities	(7,299)	(2,146)

Net cash provided by operating activities	15,632	12,207

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(6,918)	(38,311)
Purchases of property and equipment, net	(4,217)	(4,399)
Change in other assets	(1,577)	618

Net cash used in investing activities	(12,712)	(42,092)

Cash flows from financing activities:
Principal payments on long-term debt	(15,469)	(97,165)
Proceeds from debt issuances	11,000	13,500
Proceeds from capital contributions by minority partners	3,018	947
Proceeds from initial public offering, net	—	115,506
Other financing activities	266	276

Net cash provided by (used in) financing activities	(1,185)	33,064

Net increase in cash and cash equivalents	1,735	3,179
Cash and cash equivalents at beginning of period	23,276	17,658

Cash and cash equivalents at end of period	$25,011	$20,837

See accompanying notes.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
June 30, 2005
1. Organization
     Symbion, Inc. (the “Company”), through its wholly-owned subsidiaries, owns interests in partnerships and limited liability companies which own and operate surgery centers in joint-ownership with physicians, physician groups, hospitals and hospital networks. As of June 30, 2005, the Company owned and operated 47 surgery centers and managed nine additional surgery centers in 21 states. The Company owns a majority interest in 34 of the 47 surgery centers and consolidates 41 of these centers for financial reporting purposes. The Company’s surgery centers include three facilities that are licensed as hospitals, two of which are owned and one of which is managed. In addition to the surgery centers, the Company also operates one diagnostic center and manages three physician networks, including two physician networks in markets in which the Company also operates surgery centers. The Company also provides management and administrative services on a contract basis to surgery centers in which it does not own an interest.
2. Significant Accounting Policies and Practices
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal, recurring nature. Operating results for the quarter and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business. The physician limited partners and minority members of the entities that we control are responsible for the supervision and delivery of medical services. The governance rights of limited partners and minority members are restricted to those that protect their financial interests. Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach, gross negligence or bankruptcy. These protective rights do not preclude consolidation of the respective partnerships and limited liability companies. The accompanying unaudited condensed consolidated financial statements also include the accounts of a variable interest entity in which the Company is the primary beneficiary. The accompanying condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004 include assets of $5.2 million and $5.1 million, respectively, and liabilities of approximately $133,000 and 132,000 as of June 30, 2005 and December 31, 2004, respectively, related to the variable interest entity. All significant intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Accounts Receivable
     Accounts receivable consist of receivables from federal and state agencies (including the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable at June 30, 2005 and December 31, 2004, respectively, were as follows (in thousands):

	June 30, 2005	December 31, 2004
Surgery centers	$27,403	$28,393
Physician networks	563	500

Total	$27,966	$28,893

     The following table sets forth by type of payor the percentage of the Company’s accounts receivable as of June 30, 2005 and December 31, 2004:

Payor	June 30, 2005	December 31, 2004
Private insurance	59.7%	63.1%
Government	14.7	14.3
Self-pay	19.2	17.1
Other	6.4	5.5

Total	100.0%	100.0%

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
     Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2004	$215,533
Purchase price allocations	5,824
Finalized purchase price allocations	823

Balance at June 30, 2005	$222,180

Revenues
     Revenues consist of the following for the three months and six months ended June 30, 2005 and 2004, respectively (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Patient service revenues	$61,609	$49,276	$120,666	$97,741
Physician service revenues	1,100	1,000	2,144	2,004
Other service revenues	1,944	2,451	4,022	4,929

Total revenues	$64,653	$52,727	$126,832	$104,674

     The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the three months and six months ended June 30, 2005 and 2004, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Payor	2005	2004	2005	2004
Private insurance	75.8%	74.9%	76.2%	75.3%
Government	18.3	19.9	18.5	19.9
Self-pay	3.9	3.6	3.6	3.1
Other	2.0	1.6	1.7	1.7

Total	100.0%	100.0%	100.0%	100.0%

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
     Had the Company used Black-Scholes estimates to determine the fair value of options granted under SFAS No. 123, and recorded a compensation expense, net income and net income per share attributable to common stockholders would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income as reported	$4,880	$3,615	$9,266	$6,194
Add: Total compensation expense for Stock option grants included in net income, net of taxes	10	—	19	—
Less: Pro forma compensation expense for all stock option grants, net of taxes	(586)	(448)	(1,157)	(941)

Pro forma net income	$4,304	$3,167	$8,128	$5,253

Basic earnings per share:
As reported	$0.23	$0.17	$0.44	$0.34
Pro forma	0.20	0.15	0.38	0.28
Diluted earnings per share:
As reported	$0.22	$0.17	$0.42	$0.32
Pro forma	0.20	0.15	0.37	0.27

     On January 5, 2005, the Company granted restricted stock awards of 132,500 shares with a market value per share of $19.26 on that date. The Company is amortizing the expense related to the awards according to their vesting schedule. The amounts of $10,000 and $19,000 included above in reported net income represents the expense of the restricted stock awards, net of income taxes, for the three month and six month periods ended June 30, 2005, respectively.
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
     The Company currently expects to adopt SFAS No. 123(R) effective January 1, 2006. The Company is currently evaluating the effect of adopting SFAS No. 123(R) on the results of its operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on several factors, including levels of options and awards granted in the future and when option or award holders exercise these awards.
Recently Issued Accounting Pronouncement
     In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF No. 04-5 is effective for all limited partnerships formed after June 29, 2005 and for any limited partnerships in existence on June 29, 2005 that modify their partnership agreements after that date. EITF No. 04-5 is effective for all of the Company’s partnerships beginning January 1, 2006. The Company evaluated all of its existing partnership agreements and determined the adoption of EITF No. 04-5 will not have a material effect on our consolidated financial position and consolidated results of operations.
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
4. Acquisitions, Developments and Divestitures
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
     During the second quarter of 2005, the Company executed an agreement to develop, operate and own a minority interest in Cape Coral Ambulatory Surgery Center, LLC, a multi-specialty de novo center located in Cape Coral, Florida. The center is expected to be a five operating room surgery center and is projected to open during the fourth quarter of 2005.
     Also during the second quarter of 2005, the Company sold its 51% ownership interest in the Erie Imaging Center, located in Erie, Pennsylvania, to Touchstone Medical Imaging, LLC (“Touchstone”) for $100,000 in cash and a $1.0 million promissory note payable to the Company by Touchstone on August 31, 2005. The Company recorded a loss of approximately $725,000 related to the sale. The promissory note has been recorded in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet. As collateral for the $1.0 million promissory note, Touchstone pledged its 10% ownership interest in Dry Creek Imaging Center, located in Denver, Colorado. The Company has a 90% ownership interest in Dry Creek Imaging Center. Before the sale, Touchstone was the minority partner and manager of the Erie Imaging Center.
     The Company’s acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of these acquired surgery centers are reflected on a consolidated basis in the Company’s accompanying condensed consolidated financial statements from the respective dates of their acquisitions. The pro forma effect of the Company’s 2005 acquisitions on its results of operations for the periods prior to the acquisition dates was not significant.
5. Long-Term Debt
     The Company’s long-term debt is summarized as follows (in thousands):

	June 30,	December 31,
	2005	2004
Senior credit facility	$60,500	$64,000
Notes payable to banks	5,286	5,055
Secured term loans	371	788
Capital lease obligations	1,560	1,524

	67,717	71,367
Less current maturities	(1,330)	(1,620)

	$66,387	$69,747

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
     The senior credit facility provides senior secured financing of up to $150.0 million through a revolving credit line. Up to $2.0 million of the senior credit facility is available for the issuance of standby letters of credit, and up to $5.0 million of the senior credit facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum purchase amounts of $100,000. The Company is required to repay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At June 30, 2005 and December 31, 2004, the Company had $60.5 million and $64.0 million, respectively, of outstanding debt under the senior credit facility. At the Company’s option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of the Company’s consolidated funded indebtedness to consolidated EBITDA. At June 30, 2005, the interest rate on the borrowings under the senior credit facility ranged from 4.82% to 5.02%.
     A subsidiary of the Company has a mortgage note payable to Synergy Bank (the “Mortgage Note”). The Mortgage Note is collateralized by the real estate owned by the surgery center to which the loan was made. The Mortgage Note matures in 2008 and bears interest at a rate of 6.7% per year. The Mortgage Note had an outstanding principal balance of $5.3 million and $5.1 million at June 30, 2005 and December 31, 2004, respectively. The Mortgage Note contains various covenants to maintain certain financial ratios and also restricts encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.
     At June 30, 2005, the Company was in compliance with all material covenants required by each long-term debt agreement.
6. Earnings Per Share
     Basic and diluted income per share are based on the weighted average number of common shares outstanding and the dilutive impact of outstanding options and warrants to purchase shares (net income in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Numerator for basic and diluted income per share:
Net income	$4,880	$3,615	$9,266	$6,194

Denominator:
Denominator for basic income per share weighted-average shares outstanding	21,269,135	20,822,095	21,194,728	18,479,262
Effect of dilutive securities:
Employee stock options	675,790	408,938	623,058	387,181
Warrants	55,163	169,861	52,983	163,653
Preferred stock	—	—	—	353,211
Common stock held in escrow	—	—	—	14,087

Denominator for diluted income per share — adjusted weighted-average shares outstanding	22,000,088	21,400,894	21,870,769	19,397,394

Basic net income per share	$0.23	$0.17	$0.44	$0.34
Diluted net income per share	$0.22	$0.17	$0.42	$0.32
     The effect of options to purchase 20,250 and 21,250 shares of common stock for the three months and six months ended June 30, 2005, respectively, was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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
     The Company cannot predict whether federal or state statutory or regulatory provisions will be enacted that would prohibit or otherwise regulate relationships which the Company has established or may establish with other health care providers or have material adverse effects on its business or revenues arising from such future actions. The Company believes, however, that it will be able to adjust its operations so as to be in compliance with any regulatory or statutory provision as may be applicable.
Potential Physician Investor Liability
     Each physician investor in the partnerships and limited liability companies which operate the Company’s surgery centers carries general and professional liability insurance on a claims-made basis. Each investor may, however, be liable for damages to persons or property arising from occurrences at the surgery centers. Although the various physician investors and other surgeons are required to obtain general and professional liability insurance with tail coverage, such individual may not be able to obtain coverage in amounts sufficient to cover all potential liability. Since most insurance policies contain exclusions, the physician investor will not be insured against all possible occurrences. In the event of an uninsured or underinsured loss, the value of an investment in the partnership interests or limited liability company membership units and the amount of distributions could be adversely affected.
8. Subsequent Events
     Subsequent to June 30, 2005, the Company acquired an interest in five surgery centers and a surgery center currently under development in Southern California for approximately $43.4 million and the Company assumed debt of approximately $3.8 million. In addition to the acquisition of the surgery centers, the Company entered into a Management Rights Purchase Agreement which gives the Company the rights to manage the surgery centers and to receive management fees from the surgery centers for an aggregate initial purchase price of approximately $5.8 million in cash, inclusive of a payment of $333,000 conditioned on certain events with respect to the center in Thousand Oaks. Each of the centers entered into a management agreement with the Company. The Company used proceeds from the Company’s senior credit facility to finance the acquisition of the surgery centers and the related management rights. Subsequent to the transaction, the Company’s remaining borrowing capacity under the senior credit facility is approximately $40.3 million.
     The Company acquired a majority interest in three surgery centers:
•	Specialty Surgical Center of Beverly Hills/Brighton Way, a three operating room, one minor procedure room, multi-specialty center located in Beverly Hills;

•	Specialty Surgical Center of Beverly Hills/Wilshire Boulevard, a four operating room, two minor procedure room, multi-specialty center located in Beverly Hills; and

•	Specialty Surgical Center of Encino, a four operating room, two minor procedure room, multi-specialty center located in Encino.
     The Company also acquired a minority interest in two recently opened de novo surgery centers:
•	Specialty Surgical Center of Irvine, a five operating room, one minor procedure room, multi-specialty center located in Irvine, which opened in July 2004; and

•	Specialty Surgical Center of Arcadia, a three operating room, one minor procedure room, multi-specialty center located in Arcadia, which opened in October 2004.
     Also, as part of this transaction, the Company acquired a minority interest in a de novo surgery center currently under development:
•	Specialty Surgical Center of Thousand Oaks, which is expected to be a four operating room, two minor procedure room, multi-specialty center to be located in Thousand Oaks. The center is scheduled to open in mid-2006.
     Symbion has the right to increase its ownership in the centers in Irvine and Arcadia to a majority interest after the second anniversary of the closing of the transaction. Symbion has the right to increase its ownership in the de novo center under development in Thousand Oaks to a majority interest after the center has been operating for two years.
     Also subsequent to June 30, 2005, the Company sold its remaining 10% ownership interest in a surgery center located in Houston, Texas to American Institute of Gastric Banding, Ltd. The Company received $500,000 for its 10% ownership interest and expects to record an immaterial gain on the sale.

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
Cautionary Note Regarding Forward-Looking Statements
     This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation:
•	our dependence on payments from third-party payors, including governmental health care programs and managed care organizations;

•	our ability to acquire and develop additional surgery centers on favorable terms and to integrate their business operations successfully;

•	our ability to enter into strategic alliances with health care systems and other health care providers that are leaders in their markets;

•	efforts to regulate the construction, acquisition or expansion of health care facilities;

•	our ability to attract and maintain good relationships with physicians who use our facilities;

•	our ability to enhance operating efficiencies at our surgery centers;

•	uncertainty associated with legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions;

•	our ability to comply with applicable laws and regulations, including physician self-referral laws and laws relating to illegal remuneration under the Medicare, Medicaid or other governmental programs;

•	our ability to comply with applicable corporate governance and financial reporting standards;

•	risks related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which could restrict our ability to operate our facilities licensed as hospitals and could adversely impact our reimbursement revenues;

•	the possibility of adverse changes in federal, state or local regulations affecting the health care industry;

•	the risk of changes to laws governing the corporate practice of medicine that may require us to restructure some of our relationships, which could result in a significant loss of revenues and divert other resources;

•	risks associated with the practice of some of our centers in billing for services “out of network,” including the risk that out-of-network payments by some third-party payors may be reduced or eliminated and our centers may be unable to negotiate satisfactory contracts with these payors;

•	our significant indebtedness and our ability to incur additional indebtedness;

•	the intense competition for physicians, strategic relationships, acquisitions and managed care contracts, which may result in a decline in our revenues, profitability and market share;

•	the geographic concentration of our operations in certain states, which makes us particularly sensitive to regulatory, economic and other conditions in those states;

•	our dependence on our senior management; and

•	other risks and uncertainties described in this report or detailed from time to time in our filings with the Securities and Exchange Commission.
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
Executive Overview
     Our Company
     As of June 30, 2005, we owned and operated 47 surgery centers and managed nine additional surgery centers in 21 states. We own a majority interest in 34 of the 47 surgery centers and consolidate 41 of these centers for financial reporting purposes. Our surgery centers include three facilities that are licensed as hospitals, two of which we own and one of which we manage. In addition to our surgery centers, we also operate one diagnostic center and manage three physician networks, including two physician networks in markets in which we operate surgery centers.
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
     Physician service revenues are revenues from physician networks for which we have a contractual obligation to provide capital and other assets in addition to management services. Physician service revenues consist of reimbursed expenses, plus participation in the excess of revenues over expenses of the physician networks, as provided for in our service agreements with our physician networks. Reimbursed expenses include the costs of personnel, supplies and other expenses incurred to provide the management services to the physician networks. We recognize physician service revenues in the period in which reimbursable expenses are incurred and in the period in which we have the right to receive a percentage of the amount by which a physician network’s revenues exceed its expenses. Physician service revenues are based on net billings with any changes in estimated contractual adjustments reflected in service revenues in the subsequent period.

     Other service revenues consists of management and administrative service fees derived from the non-consolidated facilities that we account for under the equity method, management of surgery centers in which we do not own an interest and management services we provide to physician networks for which we are not required to provide capital or other assets.
  Revenues
     Revenues consist of the following for the three months and six months ended June 30, 2005 and 2004, respectively (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Patient service revenues	$61,609	$49,276	$120,666	$97,741
Physician service revenues	1,100	1,000	2,144	2,004
Other service revenues	1,944	2,451	4,022	4,929

Total revenues	$64,653	$52,727	$126,832	$104,674

  Case Mix
     The following table sets forth the percentage of cases in each specialty performed during the three months and six months ended June 30, 2005 and 2004, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Specialty
Ear, nose and throat	8.2%	8.0%	8.1%	7.9%
Gastrointestinal	23.1	21.9	22.6	22.4
General surgery	4.9	5.1	5.0	5.0
Obstetrics/gynecology	3.4	3.3	3.4	3.4
Ophthalmology	10.9	12.5	11.1	12.4
Orthopedic	14.4	15.9	14.6	16.3
Pain management	15.7	16.6	15.8	16.2
Plastic surgery	3.8	4.4	3.8	4.3
Other	15.6	12.3	15.6	12.1

Total	100.0%	100.0%	100.0%	100.0%

Case Growth
Same Store Information
     We define same store facilities as those centers that we owned an interest in and managed throughout the six months ended June 30, 2005 and 2004. This definition of same store facilities includes non-consolidated centers and allows for comparability to other companies in our industry. The following table sets forth information from same store facilities including non-consolidated centers for the three months and six months ended June 30, 2005 and 2004, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Cases	51,652	48,363	101,486	95,519
Case Growth	6.8%	N/A	6.2%	N/A
Net patient service revenue per case	$1,114	$1,125	$1,124	$1,121
Net patient service revenue per case growth	(1.0)%	N/A	0.3%	N/A
Number of same store surgery centers	37	N/A	37	N/A
     For purposes of explaining changes in our consolidated financial results in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we refer to same store facilities excluding non-consolidated centers because the results of these centers are not included in revenues and other items in our consolidated financial results. Accordingly, the following table sets forth information from same store facilities excluding non-consolidated centers for the three months and six months ended June 30, 2005 and 2004, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Cases	45,567	42,634	89,666	84,785
Case Growth	6.9%	N/A	5.8%	N/A
Net patient service revenue per case	$1,120	$1,131	$1,126	$1,124
Net patient service revenue per case growth	(1.0)%	N/A	0.2%	N/A
Number of same store surgery centers	33	N/A	33	N/A
Consolidated Information
     The following table sets forth information from facilities that we consolidate for financial reporting purposes (which includes surgery centers we have acquired or developed since January 1, 2004 and are therefore not included in the same store information provided above) for the three months and six months ended June 30, 2005 and 2004, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Cases	52,413	43,291	102,826	86,171
Case Growth	21.1%	N/A	19.3%	N/A
Net patient service revenue per case	$1,176	$1,138	$1,174	$1,134
Net patient service revenue per case growth	3.3%	N/A	3.5%	N/A
Number of surgery centers operated as of end of period (1)	56	45	56	45
Number of consolidated surgery centers	41	32	41	32

(1)	We manage but do not own an interest in nine of the 56 centers operated as of June 30, 2005 and eight of the 45 centers operated as of June 30, 2004.

Payor Mix
     The following table sets forth by type of payor the percentage of our patient service revenues generated for the three months and six months ended June 30, 2005 and 2004, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Payor	2005	2004	2005	2004
Private insurance	75.8%	74.9%	76.2%	75.3%
Government	18.3	19.9	18.5	19.9
Self-pay	3.9	3.6	3.6	3.1
Other	2.0	1.6	1.7	1.7

Total	100.0%	100.0%	100.0%	100.0%

Acquisitions, Developments and Divestitures
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
     During the second quarter of 2005, we executed an agreement to develop, operate and own a minority interest in Cape Coral Ambulatory Surgery Center, LLC, a multi-specialty de novo center located in Cape Coral, Florida. The center is expected to be a five operating room surgery center and is projected to be open during the fourth quarter of 2005.
     Also during the second quarter of 2005, we sold our 51% ownership interest in the Erie Imaging Center, located in Erie, Pennsylvania, to Touchstone Medical Imaging, LLC (“Touchstone”) for $100,000 in cash and a $1.0 million promissory note payable to us by Touchstone on August 31, 2005. We recorded a loss of approximately $725,000 related to the sale. As collateral for the $1.0 million promissory note, Touchstone pledged its 10% ownership interest in Dry Creek Imaging Center. We have a 90% ownership interest in Dry Creek Imaging Center. Before the sale, Touchstone was the minority partner and manager of the Erie Imaging Center.

Results of Operations
     The following tables contain unaudited summary statements of operations for each of the three months and six months ended June 30, 2005 and 2004. The tables also show the percentage relationship to total revenues for the periods indicated:

	Three Months Ended June 30,
	2005		2004
		% of		% of
	Amount	Revenues	Amount	Revenues
	(dollars in thousands)
	(unaudited)
Revenues	$64,653	100.0%	$52,727	100.0%
Cost of revenues	40,252	62.3	34,847	66.1
General and administrative expense	5,904	9.1	4,633	8.8
Depreciation and amortization	3,114	4.8	2,746	5.1
Provision for doubtful accounts	1,068	1.7	832	1.6
Income on equity investments	(325)	(0.5)	(366)	(0.7)
Loss on disposal of long-lived assets	745	1.2	—	—
Gain on sale of long-lived assets	(782)	(1.3)	(77)	(0.1)

Total operating expenses	49,976	77.3%	42,615	80.8%
Operating income	14,677	22.7	10,112	19.2
Minority interests in income of consolidated subsidiaries	(5,863)	(9.1)	(3,538)	(6.7)
Interest expense, net	(880)	(1.3)	(696)	(1.4)

Income before income taxes	7,934	12.3	5,878	11.1
Provision for income taxes	3,054	4.8	2,263	4.2

Net income	$4,880	7.5%	$3,615	6.9%

	Six Months Ended June 30,
	2005		2004
		% of		% of
	Amount	Revenues	Amount	Revenues
	(dollars in thousands)
	(unaudited)
Revenues	$126,832	100.0%	$104,674	100.0%
Cost of revenues	79,450	62.6	68,836	65.8
General and administrative expense	11,308	8.9	9,177	8.8
Depreciation and amortization	6,260	4.9	5,458	5.1
Provision for doubtful accounts	1,782	1.4	1,529	1.5
Income on equity investments	(609)	(0.5)	(487)	(0.5)
Loss on disposal of long-lived assets	856	0.7	16	—
Gain on sale of long-lived assets	(1,027)	(0.7)	(157)	(0.1)

Total operating expenses	98,020	77.3%	84,372	80.6%
Operating income	28,812	22.7	20,302	19.4
Minority interests in income of consolidated subsidiaries	(11,832)	(9.3)	(6,958)	(6.6)
Interest expense, net	(1,914)	(1.5)	(3,273)	(3.2)

Income before income taxes	15,066	11.9	10,071	9.6
Provision for income taxes	5,800	4.6	3,877	3.7

Net income	$9,266	7.3%	$6,194	5.9%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     During the three months ended June 30, 2005, our revenues increased 22.8% to $64.7 million from $52.7 million for the three months ended June 30, 2004. Net income increased 36.1% to $4.9 million for the three months ended June 30, 2005 from $3.6 million for the three months ended June 30, 2004. Our financial results for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 reflect the addition of ten surgery centers in which we own an interest, one surgery center we manage without owning an interest and one diagnostic imaging center since June 30, 2004. Our financial results for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 also reflect revenue growth at our existing centers primarily as a result of increased case volume.
     Revenues. Revenues for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 were as follows (in thousands):

	Three Months	Three Months
	Ended June 30,	Ended June 30,	Dollar	Percent
	2005	2004	Variance	Variance
Patient service revenues:
Same store revenues	$51,042	$48,217	$2,825	5.9%
Revenue from other centers	10,567	1,059	9,508	—

Total patient service revenues	61,609	49,276	12,333	25.0
Physician service revenues	1,100	1,000	100	10.0
Other service revenues	1,944	2,451	(507)	(20.7)

Total revenues	$64,653	$52,727	$11,926	22.8%

     For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those centers that we consolidate for financial reporting purposes for both the six months ended June 30, 2005 and June 30, 2004. The increase in patient service revenues includes an increase in same store revenues of 5.9%. The increase in same store revenues was the result of a 6.9% increase in same store cases offset by a 1.0% decrease in same store net patient service revenues per case during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Same store net patient service revenues per case decreased during the period because of changes in case mix at certain centers and the shift from billing “out of network” for services at some of our centers to billing in network for such services. Patient service revenues from other centers, which primarily includes revenues from the surgery centers we acquired or developed since January 1, 2004, increased by $9.5 million.
     Cost of Revenues. Cost of revenues for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was as follows (in thousands):

	Three Months	Three Months
	Ended June 30,	Ended June 30,	Dollar	Percent
	2005	2004	Variance	Variance
Same store cost of revenues	$34,325	$33,819	$506	1.5%
Cost of revenues from other centers	5,927	1,028	4,899	—

Total cost of revenues	$40,252	$34,847	$5,405	15.5%

     Same store cost of revenues increased primarily due to an increase in cases. The increase in same store cost of revenues was partially offset by a decrease in general and professional liability expense for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The decrease in the same store general and professional liability expense is primarily attributable to our more favorable claims history. The general and professional liability expense relates to deductibles on claims made during the policy period, and an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Cost of revenues from other centers, which primarily includes surgery centers acquired or developed since January 1, 2004, increased by $4.9 million. As a percentage of revenues, total cost of revenues decreased to 62.3% for the three months ended June 30, 2005 from 66.1% for the three months ended June 30, 2004.
     General and Administrative Expense. General and administrative expense increased 28.3% to $5.9 million for the three months ended June 30, 2005 from $4.6 million for the three months ended June 30, 2004. The increase was primarily related to the overall growth in the number of surgery centers we operate. As a percentage of revenues, general and administrative expense increased to 9.1% for the three months ended June 30, 2005 from 8.8% for the three months ended June 30, 2004.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 were as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	June 30, 2005	June 30, 2004	Variance	Variance
Same store depreciation and amortization	$2,752	$2,624	$128	4.9%
Depreciation and amortization from other centers	362	122	240	—

Total depreciation and amortization	$3,114	$2,746	$368	13.4%

     As a percentage of revenues, depreciation and amortization expense decreased to 4.8% for the three months ended June 30, 2005 from 5.1% for the three months ended June 30, 2004.
     Provision for Doubtful Accounts. Provision for doubtful accounts increased to $1.1 million for the three months ended June 30, 2005 from $832,000 for the three months ended June 30, 2004. This increase is primarily attributed to the surgery centers we acquired or developed since January 1, 2004. As a percentage of revenues, the provision for doubtful accounts increased slightly to 1.7% for the three months ended June 30, 2005 from 1.6% for the three months ended June 30, 2004.
     Income on Equity Investments. Income on equity investments represents the net income of certain investments we have in surgery centers that we do not consolidate for financial reporting purposes. Income on equity investments decreased to $325,000 for the three months ended June 30, 2005 from $366,000 for the three months ended June 30, 2004. The decrease is primarily the result of an increase in our ownership of a certain surgery center, which allowed us to consolidate the results of this surgery center. Prior to acquiring our additional ownership interest in the surgery center, we accounted for the surgery center’s net income under the equity method. The decrease in income on equity investments was partially offset by an increase in profitability of the remaining investments in surgery centers that we do not consolidate.
     Loss on Disposal of Long-Lived Assets. Loss on disposal of long-lived assets for the three months ended June 30, 2005 primarily represents the loss on the disposal of our ownership interest in an imaging center located in Erie, Pennsylvania.
     Gain on Sale of Long-Lived Assets. Gain on sale of long-lived assets for the three months ended June 30, 2005 primarily represents the gain we recognized on syndication of certain surgery centers.
     Operating Income. Operating income increased 45.5% to $14.7 million for the three months ended June 30, 2005 from $10.1 million for the three months ended June 30, 2004. This increase was primarily the result of an increase in operating income from surgery centers acquired or developed since January 1, 2004 and increased profitability from same store facilities. As a percentage of revenues, operating income increased to 22.7% for the three months ended June 30, 2005 from 19.2% for the three months ended June 30, 2004.

     Minority Interests in Income of Consolidated Subsidiaries. Minority interests in income of consolidated subsidiaries for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 were as follows (in thousands):

	Three Months Ended	Three Months Ended
	June 30,	June 30,	Dollar	Percent
	2005	2004	Variance	Variance
Same store minority interests	$4,304	$3,644	$660	18.1%
Minority interests from other centers	1,559	(106)	1,665	—

Total minority interests	$5,863	$3,538	$2,325	65.7%

     Minority interests in income of consolidated subsidiaries for same store facilities increased as a result of improved profitability at the same store facilities. Minority interest expense represents the portion of the center’s net income that is attributable to the center’s minority owners. Consequently, as the net income of a center increases, the corresponding minority interest expense will increase. As a percentage of revenues, minority interests in income from consolidated subsidiaries increased to 9.1% for the three months ended June 30, 2005 from 6.7% for the three months ended June 30, 2004.
     Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $880,000 for the three months ended June 30, 2005 from $696,000 for the three months ended June 30, 2004. Interest expense was higher for the three months ended June 30, 2005 because of higher average borrowing levels and higher interest rates on our borrowing levels during the second quarter of 2005 compared to the same period in 2004.
     Provision for Income Taxes. The provision for income taxes increased to $3.1 million for the three months ended June 30, 2005 from $2.3 million for the three months ended June 30, 2004. This increase was the result of our increased profitability for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Our effective tax rate remained constant at 38.5% for the three months ended June 30, 2005 and 2004.
     Net Income. Net income increased 36.1% to $4.9 million for the three months ended June 30, 2005 from $3.6 million for the three months ended June 30, 2004. Net income increased primarily as a result of surgery centers acquired or developed since January 1, 2004 and increased case growth at same store facilities.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     During the six months ended June 30, 2005, our revenues increased 21.1% to $126.8 million from $104.7 million for the six months ended June 30, 2004. Net income increased 50% to $9.3 million for the six months ended June 30, 2005 from $6.2 million for the six months ended June 30, 2004. Our financial results for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 reflect the addition of ten surgery centers in which we own an interest, one surgery center we manage without owning an interest and one diagnostic imaging center since June 30, 2004. Our financial results for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 also reflect revenue growth at our existing centers primarily as a result of increased case volume.

     Revenues. Revenues for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 were as follows (in thousands):

	Six Months Ended	Six Months Ended
	June 30,	June 30,	Dollar	Percent
	2005	2004	Variance	Variance
Patient service revenues:
Same store revenues	$100,930	$95,268	$5,662	5.9%
Revenue from other centers	19,736	2,473	17,263	—

Total patient service revenues	120,666	97,741	22,925	23.5
Physician service revenues	2,144	2,004	140	7.0
Other service revenues	4,022	4,929	(907)	(18.4)

Total revenues	$126,832	$104,674	$22,158	21.1%

     For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those centers that we consolidate for financial reporting purposes for both the six months ended June 30, 2005 and June 30, 2004. The increase in patient service revenues includes an increase in same store revenues primarily resulting from a 5.8% increase in cases during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Patient service revenues from other centers, which primarily includes revenues from the surgery centers we acquired or developed since January 1, 2004, increased by $17.3 million.
     Cost of Revenues. Cost of revenues for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was as follows (in thousands):

	Six Months Ended	Six Months Ended
	June 30,	June 30,	Dollar	Percent
	2005	2004	Variance	Variance
Same store cost of revenues	$67,864	$66,697	$1,167	1.7%
Cost of revenues from other centers	11,586	2,139	9,447	—

Total cost of revenues	$79,450	$68,836	$10,614	15.4%

     Same store cost of revenues increased primarily due to an increase in cases. The increase in same store cost of revenues was partially offset by a decrease in general and professional liability expense for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease in the same store general and professional liability expense is primarily attributable to our more favorable claims history. The general and professional liability expense relates to deductibles on claims made during the policy period, and an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Cost of revenues from other centers, which primarily includes surgery centers acquired or developed since January 1, 2004, increased by $9.4 million. As a percentage of revenues, total cost of revenues decreased to 62.6% for the six months ended June 30, 2005 from 65.8% for the six months ended June 30, 2004.
     General and Administrative Expense. General and administrative expense increased 22.8% to $11.3 million for the six months ended June 30, 2005 from $9.2 million for the six months ended June 30, 2004. The increase was primarily related to the overall growth in the number of surgery centers we operate. As a percentage of revenues, general and administrative expense increased slightly to 8.9% for the six months ended June 30, 2005 from 8.8% for the six months ended June 30, 2004.

     Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 were as follows (in thousands):

	Six Months Ended	Six Months Ended
	June 30,	June 30,	Dollar	Percent
	2005	2004	Variance	Variance
Same store depreciation and amortization	$5,503	$5,215	$288	5.5%
Depreciation and amortization from other centers	757	243	514	—

Total depreciation and amortization	$6,260	$5,458	$802	14.7%

     As a percentage of revenues, depreciation and amortization expense decreased to 4.9% for the six months ended June 30, 2005 from 5.1% for the six months ended June 30, 2004.
     Provision for Doubtful Accounts. Provision for doubtful accounts increased to $1.8 million for the six months ended June 30, 2005 from $1.5 million for the six months ended June 30, 2004. This increase is primarily attributed to the surgery centers we acquired or developed since January 1, 2004. As a percentage of revenues, the provision for doubtful accounts decreased slightly to 1.4% for the six months ended June 30, 2005 from 1.5% for the six months ended June 30, 2004.
     Income on Equity Investments. Income on equity investments represents the net income of certain investments we have in surgery centers that we do not consolidate for financial reporting purposes. Income on equity investments increased to $609,000 for the six months ended June 30, 2005 from $487,000 for the six months ended June 30, 2004. The increase is primarily the result of increased profitability of these centers as a result of higher operating margins and case volume. This increase was partially offset by an increase in our ownership of a certain surgery center which allowed us to consolidate the results of this surgery center. Prior to acquiring our additional ownership interest in the surgery center, we accounted for the surgery center’s net income under the equity method.
     Loss on Disposal of Long-Lived Assets. Loss on disposal of long-lived assets for the six months ended June 30, 2005 primarily represents the loss on the disposal of our ownership interest in an imaging center located in Erie, Pennsylvania.
     Gain on Sale of Long-Lived Assets. Gain on sale of long-lived assets for the six months ended June 30, 2005 primarily represents the gain we recognized on syndication of certain surgery centers.
     Operating Income. Operating income increased 41.9% to $28.8 million for the six months ended June 30, 2005 from $20.3 million for the six months ended June 30, 2004. This increase was primarily the result of an increase in operating income from surgery centers acquired or developed since January 1, 2004 and increased profitability from same store facilities. As a percentage of revenues, operating income increased to 22.7% for the six months ended June 30, 2005 from 19.4% for the six months ended June 30, 2004.

     Minority Interests in Income of Consolidated Subsidiaries. Minority interests in income of consolidated subsidiaries for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 were as follows (in thousands):

	Six Months Ended	Six Months Ended
	June 30,	June 30,	Dollar	Percent
	2005	2004	Variance	Variance
Same store minority interests	$9,109	$7,010	$2,099	29.9%
Minority interests from other centers	2,723	(52)	2,775	—

Total minority interests	$11,832	$6,958	$4,874	70.0%

     Minority interests in income of consolidated subsidiaries for same store facilities increased as a result of improved profitability at the same store facilities. Minority interest expense represents the portion of the center’s net income that is attributable to the center’s minority owners. Consequently, as the net income of a center increases, the corresponding minority interest expense will increase. As a percentage of revenues, minority interests in income from consolidated subsidiaries increased to 9.3% for the six months ended June 30, 2005 from 6.6% for the six months ended June 30, 2004.
     Interest Expense, Net of Interest Income. Interest expense, net of interest income, decreased to $1.9 million for the six months ended June 30, 2005 from $3.3 million for the six months ended June 30, 2004. Interest expense was higher for the six months ended June 30, 2004 primarily because we paid $778,000 of prepayment penalties related to our senior subordinated notes. The six months ended June 30, 2005 included higher average borrowing levels and higher interest rates on our borrowings compared to the six months ended June 30, 2004.
     Provision for Income Taxes. The provision for income taxes increased to $5.8 million for the six months ended June 30, 2005 from $3.9 million for the six months ended June 30, 2004. This increase was the result of our increased profitability for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Our effective tax rate remained constant at 38.5% for the six months ended June 30, 2005 and 2004.
     Net Income. Net income increased 50% to $9.3 million for the six months ended June 30, 2005 from $6.2 million for the six months ended June 30, 2004. Net income increased primarily as a result of surgery centers acquired or developed since January 1, 2004 and increased case growth at same store facilities.
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
Cash Flow Statement Information
     During the six months ended June 30, 2005, we generated operating cash flow of $15.6 million. Net cash used in investing activities during the six months ended June 30, 2005 was $12.7 million, including $6.9 million paid in connection with acquisitions. Also, the $12.7 million used in investing activities includes $4.2 million used for purchase of property and equipment. Our net cash used in financing activities during the six months ended June 30, 2005 was $1.2 million, primarily related to $15.5 million of payments on long-term debt partially offset by $11.0 million borrowed under our senior credit facility and $3.0 million of proceeds from capital contributions by minority partners.

Long-Term Debt
     In March 2005, we amended and restated our senior credit facility with a syndicate of financial institutions led by Bank of America, N.A. We are the borrower under the senior credit facility and all of our active wholly-owned subsidiaries are guarantors. Under the terms of the senior credit facility, entities that become wholly-owned subsidiaries must also guarantee the debt.
     The senior credit facility provides senior secured financing of up to $150.0 million through a revolving credit line. Up to $2.0 million of the senior credit facility is available for the issuance of standby letters of credit, and up to $5.0 million of the senior credit facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum purchase amounts of $100,000. We are required to repay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At June 30, 2005 and December 31, 2004, we had $60.5 million and $64.0 million, respectively, of outstanding debt under the senior credit facility. Subsequent to June 30, 2005, we borrowed an additional $49.2 million under the senior credit facility to acquire interests in the Specialty Surgical Centers and related management rights as discussed in Note 8 to the condensed consolidated financial statements. At our option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our consolidated funded indebtedness to consolidated EBITDA. At June 30, 2005, the interest rate on borrowings under the senior credit facility ranged from 4.82% to 5.02%.
     One of our subsidiaries has a mortgage note payable to Synergy Bank (the “Mortgage Note”). The Mortgage Note is collateralized by the real estate owned by the surgery center to which the loan was made. The Mortgage Note matures in 2008 and bears interest at a rate of 6.7% per year. The Mortgage Note had an outstanding principal balance of $5.3 million and $5.1 million at June 30, 2005 and December 31, 2004, respectively. The Mortgage Note contains various covenants to maintain certain financial ratios and also restricts encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.
Earnings Before Interest, Taxes, Depreciation and Amortization Less Minority Interests
     EBITDA less minority interests increased 28.0% to $11.9 million for the three months ended June 30, 2005 from $9.3 million for the three months ended June 30, 2004. EBITDA less minority interests increased 23.4% to $23.2 million for the six months ended June 30, 2005 from $18.8 million for the six months ended June 30, 2004. This increase in EBITDA less minority interests was the result of surgery centers acquired or developed since January 1, 2004 and increased profitability from same store facilities.
     When the term EBITDA is used, it refers to operating income plus depreciation and amortization. EBITDA less minority interests represents our portion of EBITDA, after subtracting the interests of third-parties that own interests in surgery centers that we consolidate for financial reporting purposes. Our operating strategy involves sharing ownership of our surgery centers with physicians, physician groups and hospitals, and these third-parties own an interest in all but one of our centers. We believe that it is preferable to present EBITDA less minority interests because it excludes the portion of EBITDA attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgery centers and other operations.
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

     The following table reconciles EBITDA and EBITDA less minority interests to net cash provided by operating activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
EBITDA	$17,791	$12,858	$35,072	$25,760
Minority interests in income of consolidated subsidiaries	(5,863)	(3,538)	(11,832)	(6,958)

EBITDA less minority interests	11,928	9,320	23,240	18,802
Depreciation and amortization	(3,114)	(2,746)	(6,260)	(5,458)
Interest expense, net	(880)	(696)	(1,914)	(3,273)
Income taxes	(3,054)	(2,263)	(5,800)	(3,877)

Net income	4,880	3,615	9,266	6,194
Depreciation and amortization	3,114	2,746	6,260	5,458
Loss on disposal of long-lived assets	745	—	856	16
Gain on sale of long-lived assets	(782)	(77)	(1,027)	(157)
Minority interests in income of consolidated subsidiaries	5,863	3,538	11,832	6,958
Income taxes	3,054	2,263	5,800	3,877
Distributions to minority partners	(5,223)	(3,905)	(9,956)	(6,909)
Income on equity investments	(325)	(366)	(609)	(487)
Provision for doubtful accounts	1,068	832	1,782	1,529
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(1,720)	(771)	(2,135)	(1,102)
Other liabilities and liabilities	(1,750)	1,190	(6,437)	(3,170)

Net cash provided by operating activities	$8,924	$9,065	$15,632	$12,207

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
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25. Among other items, SFAS No. 123(R) eliminates the use of the intrinsic value method of accounting. Instead, companies will be required to recognize in financial statements the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards. When SFAS No. 123(R) was issued, the effective date was to be the first reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission modified the effective date to be the beginning of the first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for us. Early adoption of SFAS No. 123(R) is allowed using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized utilizing SFAS No. 123(R) beginning with the effective date for all share-based payments granted or modified after that date, but is based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). The requirements are the same under the “modified retrospective” method, but companies are permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

     We intend to adopt SFAS No. 123(R) effective January 1, 2006. We are currently evaluating the effect of adopting SFAS No. 123(R) on the results of our operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on several factors, including levels of options and awards granted in the future and when option or award holders exercise these awards.
     In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF No. 04-5 is effective for all limited partnerships formed after June 29, 2005 and for any limited partnerships in existence on June 29, 2005 that modify their partnership agreements after that date. EITF No. 04-5 is effective for all of our partnerships beginning January 1, 2006. We evaluated all of our existing partnership agreements and determined the adoption of EITF No. 04-5 will not have a material effect on our consolidated financial position and consolidated results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments, including interest rate swaps. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At June 30, 2005, $60.5 million of our total long-term debt was subject to variable rates of interest, while the remaining $7.3 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $605,000. The fair value of our long-term debt, based on a discounted cash flow analysis, approximates its carrying value as of June 30, 2005.
Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

(b)	Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to Part II, Item 1 “Legal Proceedings” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. No material developments have occurred with this matter since filing of the Quarterly Report on May 13, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     For the three months ended June 30, 2005, we issued the following securities that were not registered under the Securities Act of 1933, as amended. The transaction described below was conducted in reliance upon the exemptions from registration provided in Sections 3(b) and 4(2) of the Securities Act and Regulation D and the other rules and regulations promulgated thereunder. This issuance was made without the use of an underwriter, and the certificates and other documentation evidencing the securities issued in connection with this transaction bear a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.
•	On April 15, 2005, we issued 4,677 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for $49,997 upon exercise of warrants.
Issuer Purchases of Equity Securities
     The following table provides information relating to our repurchase of common stock during the second quarter of 2005:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased (1)	per Share (1)	Programs	Programs
April 1, 2005 through April 30, 2005	795	$23.64	N/A	N/A
May 1, 2005 through May 31, 2005	13,060	23.03	N/A	N/A
June 1, 2005 through June 30, 2005	—	—	N/A	N/A
Total	13,855	$23.34	N/A	N/A

(1)	All of the shares listed were surrendered by Symbion employees in satisfaction of the exercise price of employee stock options exercised during the second quarter of 2005. The surrender of shares by Symbion employees was made in accordance with the terms of stock option agreements between the employees and Symbion and did not involve any payments by Symbion. We currently do not have a stock repurchase program. This table does not include shares we withheld to satisfy the exercise price in connection with cashless exercises of warrants.

Item 4. Submission of Matters to a Vote of Security Holders.
     At the Annual Meeting of Stockholders held on May 10, 2005, the following proposals were submitted to stockholders with the following results:
1.	Election of Class III directors to hold office until the Annual Meeting of Stockholders in 2008:

	Number of Shares
	For	Withheld
Frederick L. Bryant	19,410,592	428,881
Richard E. Francis, Jr.	19,043,591	795,882
Jack Tyrrell	19,600,192	239,281
2.	Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2005:

Number of Shares
For	19,449,424
Against	386,148
Abstain	3,901
Item 6. Exhibits.

No.		Description
3.1	—	Certificate of Incorporation (a)

3.2	—	Certificate of Amendment to Certificate of Incorporation (b)

3.3	—	Certificate of Retirement of Stock (c)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (a)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (b)

3.6	—	Bylaws (a)

4.1	—	Form of Common Stock Certificate (a)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (d)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (d)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (d)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (d)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (e)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No.		Description
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (File No. 000-50574).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Symbion, Inc.

	By:	/s/ Kenneth C. Mitchell

Kenneth C. Mitchell
Chief Financial Officer and Senior Vice President of Finance
(principal financial and accounting officer)
Date: August 12, 2005

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