Form 10-Q
period 2005-09-30
SYMBION INC/TN
filed 2005-11-14
CIK 1091312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number: 000-50574

Symbion, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	62-1625480
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Burton Hills Boulevard, Suite 500	37215
Nashville, Tennessee	(Zip Code)
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
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of October 31, 2005, there were 21,428,433 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SYMBION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$26,803	$23,276
Accounts receivable, less allowance for doubtful accounts $19,739 and $13,738, respectively	29,803	28,893
Inventories	6,647	6,068
Prepaid expenses and other current assets	9,173	7,246

Total current assets	72,426	65,483
Property and equipment:
Land	1,625	1,694
Buildings and improvements	41,375	35,881
Furniture and equipment	66,161	59,764
Computers and software	7,264	7,041

	116,425	104,380
Less accumulated depreciation	(47,346)	(36,587)

Property and equipment, net	69,079	67,793
Goodwill	266,953	215,533
Other intangible assets, net	725	950
Investments in and advances to affiliates	14,319	12,927
Other assets	3,363	3,075

Total assets	$426,865	$365,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,576	$5,237
Accrued payroll and benefits	8,174	7,985
Other accrued expenses	7,057	9,186
Current maturities of long-term debt	1,187	1,620

Total current liabilities	20,994	24,028
Long-term debt, less current maturities	108,810	69,747
Other liabilities	15,787	10,350
Minority interests	28,512	23,638
Stockholders’ equity:
Common stock, 225,000,000 shares, $0.01 par value, authorized at September 30, 2005 and at December 31, 2004; 21,365,367 shares issued and outstanding at September 30, 2005 and 21,032,777 shares issued and outstanding at December 31, 2004	214	210
Additional paid-in-capital	205,110	203,797
Stockholder notes receivable	(288)	(287)
Retained earnings	47,726	34,278

Total stockholders’ equity	252,762	237,998

Total liabilities and stockholders’ equity	$426,865	$365,761

See accompanying notes.

SYMBION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$66,422	$52,031	$193,254	$156,705
Operating expenses:
Salaries and benefits	17,762	13,717	49,621	41,036
Supplies	12,006	10,324	35,261	31,170
Professional and medical fees	3,510	2,849	10,316	8,155
Rent and lease expense	4,488	3,420	12,395	9,859
Other operating expenses	4,515	4,378	14,138	13,304

Cost of revenues	42,281	34,688	121,731	103,524
General and administrative expense	5,069	4,496	16,377	13,673
Depreciation and amortization	3,359	2,846	9,619	8,304
Provision for doubtful accounts	1,378	995	3,160	2,524
Income on equity investments	(233)	(374)	(842)	(861)
Loss on disposal of long-lived assets	664	—	1,520	16
Gain on sale of long-lived assets	(758)	—	(1,785)	(157)

Total operating expenses	51,760	42,651	149,780	127,023

Operating income	14,662	9,380	43,474	29,682
Minority interests in income of consolidated subsidiaries	(6,453)	(3,246)	(18,285)	(10,204)
Interest expense, net	(1,408)	(718)	(3,322)	(3,991)

Income before income taxes	6,801	5,416	21,867	15,487
Provision for income taxes	2,619	2,084	8,419	5,961

Net income	$4,182	$3,332	$13,448	$9,526

Net income per share:
Basic	$0.20	$0.16	$0.63	$0.49
Diluted	$0.19	$0.16	$0.61	$0.47
Weighted average number of common shares outstanding and common equivalent shares:
Basic	21,321	20,951	21,237	19,309
Diluted	22,075	21,474	21,929	20,075
See accompanying notes.

SYMBION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$13,448	$9,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,619	8,304
Loss on disposal of long-lived assets	1,520	16
Gain on sale of long-lived assets	(1,785)	(157)
Minority interests	18,285	10,204
Provision for income taxes	8,419	5,961
Distributions to minority partners	(15,645)	(9,982)
Income on equity investments	(842)	(861)
Provision for bad debts	3,160	2,524
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(1,106)	(1,241)
Other assets	205	(2,818)
Other liabilities	(8,128)	(2,843)

Net cash provided by operating activities	27,150	18,633

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(55,479)	(50,478)
Purchases of property and equipment, net	(6,085)	(7,669)
Change in other assets	(263)	837

Net cash used in investing activities	(61,827)	(57,310)

Cash flows from financing activities:
Principal payments on long-term debt	(26,966)	(105,291)
Proceeds from debt issuances	61,500	27,000
Proceeds from capital contributions by minority partners	3,018	1,038
Proceeds from initial public offering, net	—	115,506
Other financing activities	652	597

Net cash provided by financing activities	38,204	38,850

Net increase in cash and cash equivalents	3,527	173
Cash and cash equivalents at beginning of period	23,276	17,658

Cash and cash equivalents at end of period	$26,803	$17,831

See accompanying notes.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
September 30, 2005
1. Organization
     Symbion, Inc. (the “Company”), through its wholly-owned subsidiaries, owns interests in partnerships and limited liability companies which own and operate surgery centers in joint-ownership with physicians, physician groups, hospitals and hospital networks. As of September 30, 2005, the Company owned and operated 50 surgery centers and managed nine additional surgery centers in 22 states. The Company owns a majority interest in 35 of the 50 surgery centers and consolidates 43 of these centers for financial reporting purposes. The Company’s surgery centers include three facilities that are licensed as hospitals, two of which are owned and one of which is managed. In addition to the surgery centers, the Company also operates one diagnostic center and manages three physician networks, including two physician networks in markets in which the Company also operates surgery centers. The Company also provides management and administrative services on a contract basis to surgery centers in which it does not own an interest.
2. Significant Accounting Policies and Practices
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal, recurring nature. Operating results for the quarter and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business. The physician limited partners and minority members of the entities that we control are responsible for the supervision and delivery of medical services. The governance rights of limited partners and minority members are restricted to those that protect their financial interests. Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach, gross negligence or bankruptcy. These protective rights do not preclude consolidation of the respective partnerships and limited liability companies. The accompanying unaudited condensed consolidated financial statements also include the accounts of a variable interest entity in which the Company is the primary beneficiary. The accompanying condensed consolidated balance sheets for both September 30, 2005 and December 31, 2004 include assets of $5.1 million and as of September 30, 2005 and December 31, 2004 includes liabilities of approximately $105,000 and $132,000, respectively, related to the variable interest entity. All significant intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalent balances at high quality credit financial institutions.
Accounts Receivable
     Accounts receivable consist of receivables from federal and state agencies (including the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable at September 30, 2005 and December 31, 2004, respectively, were as follows (in thousands):

	September 30, 2005	December 31, 2004
Surgery centers	$29,202	$28,393
Physician networks	601	500

Total	$29,803	$28,893

     The following table sets forth by type of payor the percentage of the Company’s accounts receivable as of September 30, 2005 and December 31, 2004:

Payor	September 30, 2005	December 31, 2004
Private insurance	69.4%	63.1%
Government	10.7	14.3
Self-pay	13.5	17.1
Other	6.4	5.5

Total	100.0%	100.0%

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
     Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2004	$215,533
Purchase price allocations	50,597
Finalized purchase price allocations	823

Balance at September 30, 2005	$266,953

     The purchase price allocation of $50.6 million primarily relates to the Company’s purchase of interests in five surgery centers located in Southern California during the third quarter. See Note 4 for further discussion of this acquisition.
Other Comprehensive Loss
     The Company reports other comprehensive loss as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from nonowner sources. Other comprehensive loss of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swap accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company entered into the interest rate swap during the third quarter of 2005. The value of the interest rate swap was $40,000, net of taxes of approximately $15,400, at September 30, 2005 and is recorded as a component of additional paid-in-capital in the accompanying unaudited condensed consolidated balance sheet. See Note 5 for further discussion of the Company’s interest rate swap.
Income Taxes
     Income taxes are computed based on the liability method of accounting whereby deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As of September 30, 2005, the Company had recorded current deferred tax assets of $1.7 million and current deferred tax liabilities of $497,000. As of September 30, 2005, the Company had recorded non-current deferred tax assets of $10.3 million and non-current tax liabilities of $18.9 million. In the Company’s third quarter 2005 earnings release, the Company recorded each of these deferred tax items as separate components. As permitted by SFAS No. 109, Accounting for Income Taxes, the Company, in this report on Form 10-Q, offset the current deferred tax assets by the $497,000 current deferred tax liabilities which resulted in a net current deferred tax asset of $1.2 million and offset the $18.9 million non-current deferred tax liabilities by the $10.3 million non-current deferred tax assets for a net non-current deferred tax liability of $8.6 million.
Revenues
     Revenues consist of the following for the three months and nine months ended September 30, 2005 and 2004, respectively (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Patient service revenues	$63,263	$48,354	$183,929	$146,095
Physician service revenues	1,091	1,020	3,235	3,020
Other service revenues	2,068	2,657	6,090	7,590

Total revenues	$66,422	$52,031	$193,254	$156,705

     The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the three months and nine months ended September 30, 2005 and 2004, respectively:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Payor	2005	2004	2005	2004
Private insurance	75.1%	74.7%	75.8%	75.1%
Government	19.4	20.8	18.7	20.2
Self-pay	4.0	2.8	3.7	3.0
Other	1.5	1.7	1.8	1.7

Total	100.0%	100.0%	100.0%	100.0%

Stock-Based Compensation
     The Company has elected to record cost for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations thereof and, accordingly, recognizes no compensation expense for options granted when the exercise price is equal to or less than the market price of the underlying stock on the date of grant (the “intrinsic value method”). SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at “fair value.” SFAS No. 123 permits the use of the Black-Scholes method to estimate fair value. An expense for restricted stock awards is recognized in the statement of operations based on the value of the stock on the grant date and applied over the vesting period of the award.

     Had the Company used Black-Scholes estimates to determine the fair value of options granted under SFAS No. 123, and recorded a compensation expense, net income and net income per share attributable to common stockholders would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income as reported	$4,182	$3,332	$13,448	$9,526
Add: Total compensation expense for stock option grants included in net income, net of taxes	10	—	29	—
Less: Pro forma compensation expense for all stock option grants, net of taxes	(593)	(412)	(1,750)	(1,352)

Pro forma net income	$3,599	$2,920	$11,727	$8,174

Basic earnings per share:
As reported	$0.20	$0.16	$0.63	$0.49
Pro forma	0.17	0.14	0.55	0.42
Diluted earnings per share:
As reported	$0.19	$0.16	$0.61	$0.47
Pro forma	0.16	0.14	0.53	0.41
     On January 5, 2005, the Company granted restricted stock awards of 132,500 shares with a market value per share of $19.26 on that date. The Company is amortizing the expense related to the awards according to their vesting schedule. The amounts of $10,000 and $29,000 included above in reported net income represents the expense of the restricted stock awards, net of income taxes, for the three month and nine month periods ended September 30, 2005, respectively.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25. Among other items, SFAS No. 123(R) eliminates the use of the intrinsic value method of accounting. Instead, companies will be required to recognize in financial statements the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards. When SFAS No. 123(R) was issued, the effective date was the first reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission modified the effective date to be the beginning of the first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for the Company. Early adoption of SFAS No. 123(R) is allowed using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized utilizing SFAS No. 123(R) beginning with the effective date for all share-based payments granted or modified after that date, but is based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). The requirements are the same under the “modified retrospective” method, but companies are permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.
     The Company currently expects to adopt SFAS No. 123(R) effective January 1, 2006. The adoption of SFAS No. 123(R) will have a material impact on the Company’s statement of operations. However, the exact impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on several factors, including levels of options and awards granted in the future, forfeitures and when option or award holders exercise these awards.
Recently Issued Accounting Pronouncements
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
     In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets — an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material impact on the Company’s financial position or results of operations.
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

4. Acquisitions, Developments and Divestitures
     During the first quarter of 2005, the Company acquired a majority interest in the Atlanta Center for Reconstructive Foot and Ankle Surgery, LLC and acquired a minority interest in the Roswell Center for Foot and Ankle Surgery, LLC, a de novo surgery center that opened in February 2005. The Company acquired its ownership interests in these two surgery centers for an aggregate of approximately $5.7 million, using funds from operations and funds available under the Company’s senior credit facility. The Atlanta Center for Reconstructive Foot and Ankle Surgery has two operating rooms and the Roswell Center for Foot and Ankle Surgery has two operating rooms. Both surgery centers are single-specialty surgery centers and are located in the northern suburbs of Atlanta, Georgia.
     During the second quarter of 2005, the Company executed an agreement to develop, operate and own a minority interest in Cape Coral Ambulatory Surgery Center, LLC, a multi-specialty de novo center located in Cape Coral, Florida. The center is expected to be a five operating room surgery center and is projected to open during 2006.
     Also during the second quarter of 2005, the Company sold its 51% ownership interest in the Erie Imaging Center, located in Erie, Pennsylvania, to Touchstone Medical Imaging, LLC (“Touchstone”) for $100,000 in cash and a $1.0 million promissory note payable to the Company by Touchstone on August 31, 2005. The Company received payment in full for the promissory note during the third quarter of 2005. The Company recorded a loss of approximately $725,000 related to the sale. Before the sale, Touchstone was the minority partner and manager of the Erie Imaging Center.
     During August 2005, the Company completed its acquisition of interests in five surgery centers in Southern California for approximately $49.2 million. As part of this transaction, the Company acquired a majority interest in three surgery centers and acquired a minority interest in two de novo surgery centers that opened in June 2004 and October 2004, respectively. In addition to the five surgery centers, the Company also acquired a minority interest in a de novo surgery center that is currently under development.
     During the third quarter of 2005, the Company sold its remaining 10% ownership interest in a surgery center located in Houston, Texas for $500,000 to American Institute of Gastric Banding, Ltd.
     Also during the third quarter of 2005, the Company closed a surgery center located in Edmond, Oklahoma and sold the surgery center’s land and building. The Company evaluated the current market and growth opportunities of the surgery center and decided the best strategy for the Company was to close the surgery center. Patient service revenues for the Edmond facility were less than 1% of the Company’s consolidated patient service revenues for each of the nine months ended September 30, 2005 and 2004. In connection with the closure of the surgery center, including the sale of the real estate, the Company recorded a net pre-tax loss of approximately $600,000 during the third quarter of 2005.
     The Company’s acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired surgery centers are reflected on a consolidated basis in the Company’s accompanying condensed consolidated financial statements from the respective dates of acquisition. The pro forma effect of the Company’s 2005 acquisitions on its results of operations for the periods prior to the acquisition dates was not significant.

5. Long-Term Debt
     The Company’s long-term debt is summarized as follows (in thousands):

	September 30,	December 31,
	2005	2004
Senior credit facility	$103,000	$64,000
Notes payable to banks	4,730	5,055
Secured term loans	928	788
Capital lease obligations	1,339	1,524

	109,997	71,367
Less current maturities	(1,187)	(1,620)

	$108,810	$69,747

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
     The senior credit facility provides senior secured financing of up to $150.0 million through a revolving credit line. Up to $2.0 million of the senior credit facility is available for the issuance of standby letters of credit, and up to $5.0 million of the senior credit facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum purchase amounts of $100,000. The Company is required to repay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At September 30, 2005 and December 31, 2004, the Company had $103.0 million and $64.0 million, respectively, of outstanding debt under the senior credit facility. At the Company’s option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of the Company’s consolidated funded indebtedness to consolidated EBITDA. At September 30, 2005, the interest rate on the borrowings, which consists of LIBOR plus the applicable Eurodollar rate margin, under the senior credit facility ranged from 5.02% to 5.42%.
     During the third quarter of 2005, the Company entered into an interest rate swap agreement. The interest rate swap protects the Company against certain interest rate fluctuations of the LIBOR rate on $50.0 million of the Company’s variable rate debt under the senior credit facility. The effective date of the interest rate swap was August 26, 2005, and it expires on March 21, 2010. The interest rate swap effectively fixes the Company’s LIBOR interest rate on the $50.0 million of variable debt at a rate of 4.49%. The Company has recognized the fair value of the interest rate swap as a long-term liability of approximately $40,000 at September 30, 2005.
     A subsidiary of the Company has a mortgage note payable to Synergy Bank (the “Mortgage Note”). The Mortgage Note is collateralized by the real estate owned by the surgery center to which the loan was made. The Mortgage Note matures in 2008 and bears interest at a rate of 6.7% per year. The Mortgage Note had an outstanding principal balance of $4.7 million and $5.1 million at September 30, 2005 and December 31, 2004, respectively. The Mortgage Note contains various covenants to maintain certain financial ratios and also restricts encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.
     At September 30, 2005, the Company was in compliance with all material covenants required by each long-term debt agreement.

6. Earnings Per Share
     Basic and diluted income per share are based on the weighted average number of common shares outstanding and the dilutive impact of outstanding options and warrants to purchase shares (net income in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Numerator for basic and diluted income per share:
Net income	$4,182	$3,332	$13,448	$9,526

Denominator:
Denominator for basic income per share weighted-average shares outstanding	21,321,004	20,951,052	21,237,282	19,309,206
Effect of dilutive securities:
Employee stock options	706,685	402,801	646,787	403,026
Warrants	47,203	120,223	44,687	118,848
Preferred stock	—	—	—	234,614
Common stock held in escrow	—	—	—	9,357

Denominator for diluted income per share — adjusted weighted-average shares outstanding	22,074,892	21,474,076	21,928,756	20,075,051

Basic net income per share	$0.20	$0.16	$0.63	$0.49
Diluted net income per share	$0.19	$0.16	$0.61	$0.47
     The effect of options to purchase 20,250 shares of common stock for the nine months ended September 30, 2005 was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
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
Potential Physician Investor Liability
     Each physician investor in the partnerships and limited liability companies which operate the Company’s surgery centers carries general and professional liability insurance on a claims-made basis. Each investor may, however, be liable for damages to persons or property arising from occurrences at the surgery centers. Although the various physician investors and other surgeons generally are required to obtain general and professional liability insurance with tail coverage, such individual may not be able to obtain coverage in amounts sufficient to cover all potential liability. Since most insurance policies contain exclusions, the physician investor will not be insured against all possible occurrences. In the event of an uninsured or underinsured loss, the value of an investment in the partnership interests or limited liability company membership units and the amount of distributions could be adversely affected.

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
Cautionary Note Regarding Forward-Looking Statements
     This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation:
•	our dependence on payments from third-party payors, including governmental health care programs and managed care organizations;

•	our ability to acquire and develop additional surgery centers on favorable terms and to integrate their business operations successfully;

•	our ability to enter into strategic alliances with health care systems and other health care providers that are leaders in their markets;

•	efforts to regulate the construction, acquisition or expansion of health care facilities;

•	our ability to attract and maintain good relationships with physicians who use our facilities;

•	our ability to enhance operating efficiencies at our surgery centers;

•	uncertainty associated with legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions;

•	our ability to comply with applicable laws and regulations, including physician self-referral laws and laws relating to illegal remuneration under the Medicare, Medicaid or other governmental programs;

•	our ability to comply with applicable corporate governance and financial reporting standards;

•	risks related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which could restrict our ability to operate our facilities licensed as hospitals and could adversely impact our reimbursement revenues;

•	the possibility of adverse changes in federal, state or local regulations affecting the health care industry;

•	the risk of changes to laws governing the corporate practice of medicine that may require us to restructure some of our relationships, which could result in a significant loss of revenues and divert other resources;

•	risks associated with the practice of some of our centers in billing for services “out of network,” including the risk that out-of-network payments by some third-party payors may be reduced or eliminated and our centers may be unable to negotiate satisfactory contracts with these payors;

•	our significant indebtedness and our ability to incur additional indebtedness;

•	our ability to obtain the capital required to operate our business and fund acquisitions and developments on favorable terms;

•	the intense competition for physicians, strategic relationships, acquisitions and managed care contracts, which may result in a decline in our revenues, profitability and market share;

•	the geographic concentration of our operations in certain states, which makes us particularly sensitive to regulatory, economic and other conditions in those states;

•	our dependence on our senior management; and

•	other risks and uncertainties described in this report or detailed from time to time in our filings with the Securities and Exchange Commission.
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
Executive Overview
     Our Company
     As of September 30, 2005, we owned and operated 50 surgery centers and managed nine additional surgery centers in 22 states. We own a majority interest in 35 of the 50 surgery centers and consolidate 43 of these centers for financial reporting purposes. In general, physicians that utilize our surgical facilities, hospitals and health care systems own the remaining interests in our surgery centers. Our surgery centers include three facilities that are licensed as hospitals, two of which we own and one of which we manage. In addition to our surgery centers, we also operate one diagnostic center and manage three physician networks, including two physician networks in markets in which we operate surgery centers. We continue to focus on increasing cases at our same store facilities and acquiring facilities that we believe to have favorable growth potential. We are also focused on developing new facilities. We are continuing to see increases in the number of cases performed in a majority of our same store facilities and a shift to a more favorable payor mix at these facilities. However, our rates of reimbursement continue to be unfavorably impacted by workers’ compensation rate reductions and other third-party payor efforts to reduce rates in several states.
     Much of our growth during 2005 has occurred through acquisitions and same store growth. Since September 30, 2004, we have acquired an interest in nine surgery centers and developed another surgery center. Of the newly-acquired centers, we consolidate seven of the nine facilities for financial reporting purposes. We used a mixture of cash from operations and proceeds from our senior credit facility to acquire these interests. We believe that our continued growth and success depends not only on acquiring surgery centers, but also on the increased performance of facilities that we already own and operate. Our same store facility revenues have continued to increase during 2005 due to increases in the number of cases and a shift to a more favorable payor mix. However, during the third quarter of 2005, our case volumes in Louisiana, Texas and North Carolina were adversely impacted by several hurricanes. Our surgery center located in Metairie, Louisiana was still not operational at October 31, 2005. However, we expect the Metairie surgery center to begin performing cases during the fourth quarter of 2005. We do carry business interruption insurance that may compensate us for our losses related to the closure of facilities because of the hurricanes. We are continuing to evaluate the total impact on the Company caused by the hurricanes.

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
Revenues
     Revenues consist of the following for the three months and nine months ended September 30, 2005 and 2004, respectively (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Patient service revenues	$63,263	$48,354	$183,929	$146,095
Physician service revenues	1,091	1,020	3,235	3,020
Other service revenues	2,068	2,657	6,090	7,590

Total revenues	$66,422	$52,031	$193,254	$156,705

     Our patient service revenues continue to increase as a percentage of our total revenues as a result of our acquisitions and development of facilities that we consolidate for financial reporting purposes. We continue to concentrate on our patient service revenues and we intend to increase our patient service revenues as a percentage of total revenues in the future by increasing the revenue of same store facilities and acquiring and developing other surgery centers.

Case Mix
     The following table sets forth the percentage of cases in each specialty performed during the three months and nine months ended September 30, 2005 and 2004, respectively:

	Three Months		Nine Months
	Ended September 30,		Ended September 30
	2005	2004	2005	2004
Specialty
Ear, nose and throat	6.3%	7.0%	7.5%	7.6%
Gastrointestinal	25.3	21.9	23.5	22.2
General surgery	5.5	4.0	5.2	4.6
Obstetrics/gynecology	3.4	3.2	3.4	3.3
Ophthalmology	12.4	13.3	11.5	12.7
Orthopedic	14.2	15.2	14.4	15.9
Pain management	15.2	17.1	15.6	16.5
Plastic surgery	3.6	4.1	3.7	4.2
Other	14.1	14.2	15.2	13.0

Total	100.0%	100.0%	100.0%	100.0%

Case Growth
Same Store Information
     We define same store facilities as those centers that we owned an interest in and managed throughout the nine months ended September 30, 2005 and 2004. This definition of same store facilities includes non-consolidated centers and allows for comparability to other companies in our industry. We have excluded the surgery center located in Metairie, Louisiana from our same store definition due to the facility’s temporary closure as a result of the hurricanes. The following table sets forth information from same store facilities including non-consolidated centers for the three months and nine months ended September 30, 2005 and 2004, respectively:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Cases	48,146	47,345	147,831	141,505
Case growth	1.7%	N/A	4.5%	N/A
Net patient service revenue per case	$1,137	$1,113	$1,129	$1,115
Net patient service revenue per case growth	2.2%	N/A	1.3%	N/A
Number of same store surgery centers	35	N/A	35	N/A
     For purposes of explaining changes in our consolidated financial results in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we refer to same store facilities excluding non-consolidated centers because the results of these centers are not included in revenues and other items in our consolidated financial results. Accordingly, the following table sets forth information from same store facilities excluding non-consolidated centers for the three months and nine months ended September 30, 2005 and 2004, respectively:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Cases	41,979	41,471	129,844	124,897
Case growth	1.2%	N/A	4.0%	N/A
Net patient service revenue per case	$1,147	$1,122	$1,133	$1,120
Net patient service revenue per case growth	2.2%	N/A	1.2%	N/A
Number of same store surgery centers	31	N/A	31	N/A

Consolidated Information
     The following table sets forth information from facilities that we consolidate for financial reporting purposes (which includes surgery centers we have acquired or developed since January 1, 2004 and are therefore not included in the same store information provided above) for the three months and nine months ended September 30, 2005 and 2004, respectively:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Cases	52,643	43,152	155,469	129,323
Case growth	22.0%	N/A	20.2%	N/A
Net patient service revenue per case	$1,202	$1,121	$1,183	$1,130
Net patient service revenue per case growth	7.2%	N/A	4.7%	N/A
Number of surgery centers operated as of end of period (1)	59	51	59	51
Number of consolidated surgery centers	43	36	43	36

(1)	We manage but do not own an interest in nine of the 59 centers operated as of September 30, 2005 and nine of the 51 centers operated as of September 30, 2004.
Payor Mix
     The following table sets forth by type of payor the percentage of our patient service revenues generated for the three months and nine months ended September 30, 2005 and 2004, respectively:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Payor	2005	2004	2005	2004
Private insurance	75.1%	74.7%	75.8%	75.1%
Government	19.4	20.8	18.7	20.2
Self-pay	4.0	2.8	3.7	3.0
Other	1.5	1.7	1.8	1.7

Total	100.0%	100.0%	100.0%	100.0%

Acquisitions, Developments and Divestitures
     During the first quarter of 2005, we acquired a majority interest in the Atlanta Center for Reconstructive Foot and Ankle Surgery, LLC and acquired a minority interest in the Roswell Center for Foot and Ankle Surgery, LLC, a de novo surgery center that opened in February 2005. The Company acquired its ownership interests in these two surgery centers for an aggregate of approximately $5.7 million, using funds from operations and funds available under the Company’s senior credit facility. The Atlanta Center for Reconstructive Foot and Ankle Surgery has two operating rooms and the Roswell Center for Foot and Ankle Surgery has two operating rooms. Both surgery centers are single-specialty surgery centers and are located in the northern suburbs of Atlanta, Georgia.
     During the second quarter of 2005, we executed an agreement to develop, operate and own a minority interest in Cape Coral Ambulatory Surgery Center, LLC, a multi-specialty de novo center located in Cape Coral, Florida. The center is expected to be a five operating room surgery center and is projected to be open during 2006.
     Also during the second quarter of 2005, we sold our 51% ownership interest in the Erie Imaging Center, located in Erie, Pennsylvania, to Touchstone Medical Imaging, LLC (“Touchstone”) for $100,000 in cash and a $1.0 million promissory note payable to us by Touchstone on August 31, 2005. The Company received payment in full on the promissory note during the third quarter of 2005. We recorded a loss of approximately $725,000 related to the sale. Before the sale, Touchstone was the minority partner and manager of the Erie Imaging Center.
     During August 2005, we completed our acquisition of interests in five surgery centers in Southern California for approximately $49.2 million. As part of this transaction, we acquired a majority interest in three surgery centers and acquired a minority interest in two de novo surgery centers that opened in June 2004 and October 2004, respectively.

In addition to the five surgery centers, we also acquired a minority interest in a de novo surgery center that is currently under development.
     During the third quarter of 2005, we sold our remaining 10% ownership interest in a surgery center located in Houston, Texas for $500,000 to American Institute of Gastric Banding, Ltd.
     Also during the third quarter of 2005, we closed a surgery center located in Edmond, Oklahoma and sold the surgery center’s land and building. We evaluated the current market and growth opportunities of the surgery center and decided the best strategy for us was to close the surgery center. Patient service revenues for the Edmond facility were less than 1% of our consolidated patient service revenues for each of the nine months ended September 30, 2005 and 2004. In connection with the closure of the surgery center, including the sale of the real estate, we recorded a net pre-tax loss of approximately $600,000 during the third quarter of 2005.
Results of Operations
     The following tables contain unaudited summary statements of operations for each of the three months and nine months ended September 30, 2005 and 2004. The tables also show the percentage relationship to total revenues for the periods indicated:

	Three Months Ended September 30,
	2005		2004
		% of		% of
	Amount	Revenues	Amount	Revenues
		(dollars in thousands)
		(unaudited)
Revenues	$66,422	100.0%	$52,031	100.0%
Cost of revenues	42,281	63.7	34,688	66.7
General and administrative expense	5,069	7.6	4,496	8.6
Depreciation and amortization	3,359	5.1	2,846	5.5
Provision for doubtful accounts	1,378	2.1	995	1.9
Income on equity investments	(233)	(0.4)	(374)	(0.7)
Loss on disposal of long-lived assets	664	1.0	—	—
Gain on sale of long-lived assets	(758)	(1.2)	—	—

Total operating expenses	51,760	77.9%	42,651	82.0%
Operating income	14,662	22.1	9,380	18.0
Minority interests in income of consolidated subsidiaries	(6,453)	(9.7)	(3,246)	(6.2)
Interest expense, net	(1,408)	(2.0)	(718)	(1.4)

Income before income taxes	6,801	10.4	5,416	10.4
Provision for income taxes	2,619	4.1	2,084	4.0

Net income	$4,182	6.3%	$3,332	6.4%

	Nine Months Ended September 30,
	2005		2004
		% of		% of
	Amount	Revenues	Amount	Revenues
		(dollars in thousands)
		(unaudited)
Revenues	$193,254	100.0%	$156,705	100.0%
Cost of revenues	121,731	63.0	103,524	66.1
General and administrative expense	16,377	8.3	13,673	8.7
Depreciation and amortization	9,619	5.0	8,304	5.2
Provision for doubtful accounts	3,160	1.6	2,524	1.6
Income on equity investments	(842)	(0.4)	(861)	(0.5)
Loss on disposal of long-lived assets	1,520	0.8	16	—
Gain on sale of long-lived assets	(1,785)	(0.8)	(157)	—

Total operating expenses	149,780	77.5%	127,023	81.1%
Operating income	43,474	22.5	29,682	18.9
Minority interests in income of consolidated subsidiaries	(18,285)	(9.5)	(10,204)	(6.5)
Interest expense, net	(3,322)	(1.7)	(3,991)	(2.5)

Income before income taxes	21,867	11.3	15,487	9.9
Provision for income taxes	8,419	4.3	5,961	3.8

Net income	$13,448	7.0%	$9,526	6.1%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     During the three months ended September 30, 2005, our revenues increased 27.7% to $66.4 million from $52.0 million for the three months ended September 30, 2004. Net income increased 27.3% to $4.2 million for the three months ended September 30, 2005 from $3.3 million for the three months ended September 30, 2004. Our financial results for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 reflect the addition of ten surgery centers in which we acquired an interest since September 30, 2004. Our financial results for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 also reflect revenue growth at our existing centers primarily as a result of increased case volume.
     Revenues. Revenues for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 were as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	September 30, 2005	September 30, 2004	Variance	Variance
Patient service revenues:
Same store revenues	$48,130	$46,524	$1,606	3.5%
Revenue from other centers	15,133	1,830	13,303	—

Total patient service revenues	63,263	48,354	14,909	30.8
Physician service revenues	1,091	1,020	71	7.0
Other service revenues	2,068	2,657	(589)	(22.2)

Total revenues	$66,422	$52,031	$14,391	27.7%

     For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those centers that we consolidate for financial reporting purposes for both the nine months ended September 30, 2005 and September 30, 2004. The increase in patient service revenues includes an increase in same store revenues of 3.5%. The increase in same store revenues was the result of a 1.2% increase in same store cases and a 2.2% increase in same store net patient service revenues per case during the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Patient service revenues from other centers, which primarily includes revenues from the surgery centers we acquired or developed since January 1, 2004, increased by $13.3 million.
     Cost of Revenues. Cost of revenues for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	September 30, 2005	September 30, 2004	Variance	Variance
Same store cost of revenues	$31,486	$30,998	$488	1.6%
Cost of revenues from other centers	10,795	3,690	7,105	—

Total cost of revenues	$42,281	$34,688	$7,593	21.9%

     Same store cost of revenues increased primarily due to an increase in cases. The increase in same store cost of revenues was partially offset by a decrease in general and professional liability expense for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. We based our accrual for general and professional liability on management’s analysis of an independent actuarial study. The decrease in the same store general and professional liability expense is primarily attributable to our more favorable claims history and increased risk management effort. The general and professional liability expense relates to deductibles on claims made during the policy period and an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Cost of revenues from other centers, which primarily includes surgery centers acquired or developed since January 1, 2004, increased by $7.1 million. As a percentage of revenues, total cost of revenues decreased to 63.7% for the three months ended September 30, 2005 from 66.7% for the three months ended September 30, 2004.
     General and Administrative Expense. General and administrative expense increased 13.3% to $5.1 million for the three months ended September 30, 2005 from $4.5 million for the three months ended September 30, 2004. The increase was primarily related to the overall growth in the number of surgery centers we operate and costs associated with our compliance with the Sarbanes-Oxley Act of 2002. As a percentage of revenues, general and administrative expense decreased to 7.6% for the three months ended September 30, 2005 from 8.6% for the three months ended September 30, 2004. The decrease in general and administrative expenses as a percentage of revenues is the result of our ability to leverage our corporate overhead as we grow our revenues through acquisitions, developments and same store growth.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	September 30, 2005	September 30, 2004	Variance	Variance
Same store depreciation and amortization	$2,398	$2,418	$(20)	(0.8)%
Depreciation and amortization from other centers	961	428	533	—

Total depreciation and amortization	$3,359	$2,846	$513	18.0%

     As a percentage of revenues, depreciation and amortization expense decreased to 5.1% for the three months ended September 30, 2005 from 5.5% for the three months ended September 30, 2004.
     Provision for Doubtful Accounts. Provision for doubtful accounts increased to $1.4 million for the three months ended September 30, 2005 from $995,000 for the three months ended September 30, 2004. This increase is primarily attributed to the surgery centers we acquired or developed since January 1, 2004. As a percentage of revenues, the provision for doubtful accounts increased slightly to 2.1% for the three months ended September 30, 2005 from 1.9% for the three months ended September 30, 2004.

     Income on Equity Investments. Income on equity investments represents the net income of certain investments we have in surgery centers that we do not consolidate for financial reporting purposes. Income on equity investments decreased to $233,000 for the three months ended September 30, 2005 from $374,000 for the three months ended September 30, 2004. The decrease is primarily the result of an increase in our ownership of a surgery center, which allowed us to consolidate the results of this surgery center. Prior to acquiring our additional ownership interest in the surgery center, we accounted for the surgery center’s net income under the equity method. The decrease in income on equity investments was partially offset by an increase in profitability of the remaining investments in surgery centers that we do not consolidate.
     Loss on Disposal of Long-Lived Assets. Loss on disposal of long-lived assets for the three months ended September 30, 2005 primarily represents the loss related to our closing of a surgery center located in Edmond, Oklahoma.
     Gain on Sale of Long-Lived Assets. Gain on sale of long-lived assets for the three months ended September 30, 2005 primarily represents the gain we recognized on the sale of a portion of our ownership interests in certain surgery centers.
     Operating Income. Operating income increased 56.4% to $14.7 million for the three months ended September 30, 2005 from $9.4 million for the three months ended September 30, 2004. This increase was primarily from surgery centers acquired or developed since January 1, 2004 and increased profitability from same store facilities. As a percentage of revenues, operating income increased to 22.1% for the three months ended September 30, 2005 from 18.0% for the three months ended September 30, 2004.
     Minority Interests in Income of Consolidated Subsidiaries. Minority interests in income of consolidated subsidiaries for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 were as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	September 30, 2005	September 30, 2004	Variance	Variance
Same store minority interests	$4,339	$3,382	$957	28.3%
Minority interests from other centers	2,114	(136)	2,250	—

Total minority interests	$6,453	$3,246	$3,207	98.8%

     Minority interests in income of consolidated subsidiaries for same store facilities increased as a result of improved profitability at the same store facilities. Minority interest expense represents the portion of a center’s net income that is attributable to the center’s minority owners. Consequently, as the net income of a center increases, the corresponding minority interest expense will increase. As a percentage of revenues, minority interests in income from consolidated subsidiaries increased to 9.7% for the three months ended September 30, 2005 from 6.2% for the three months ended September 30, 2004.
     Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $1.4 million for the three months ended September 30, 2005 from $718,000 for the three months ended September 30, 2004. Interest expense was higher for the three months ended September 30, 2005 because of higher average borrowing levels, primarily from our senior credit facility, and higher interest rates on our borrowing levels during the third quarter of 2005 compared to the same period in 2004.
     Provision for Income Taxes. The provision for income taxes increased to $2.6 million for the three months ended September 30, 2005 from $2.1 million for the three months ended September 30, 2004. This increase was the result of our increased profitability for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Our effective tax rate remained constant at 38.5% for the three months ended September 30, 2005 and 2004.

     Net Income. Net income increased 27.3% to $4.2 million for the three months ended September 30, 2005 from $3.3 million for the three months ended September 30, 2004. Net income increased primarily as a result of surgery centers acquired or developed since January 1, 2004 and increased case growth at same store facilities.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     During the nine months ended September 30, 2005, our revenues increased 23.4% to $193.3 million from $156.7 million for the nine months ended September 30, 2004. Net income increased 41.1% to $13.4 million for the nine months ended September 30, 2005 from $9.5 million for the nine months ended September 30, 2004. Our financial results for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 reflect the addition of ten surgery centers in which we own an interest since September 30, 2004. Our financial results for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 also reflect revenue growth at our existing centers primarily as a result of increased case volume.
     Revenues. Revenues for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 were as follows (in thousands):

	Nine Months Ended	Nine Months Ended	Dollar	Percent
	September 30, 2005	September 30, 2004	Variance	Variance
Patient service revenues:
Same store revenues	$147,137	$139,882	$7,255	5.2%
Revenue from other centers	36,792	6,213	30,579	—

Total patient service revenues	183,929	146,095	37,834	25.9
Physician service revenues	3,235	3,020	215	7.1
Other service revenues	6,090	7,590	(1,500)	(19.8)

Total revenues	$193,254	$156,705	$36,549	23.3%

     For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those centers that we consolidate for financial reporting purposes for both the nine months ended September 30, 2005 and September 30, 2004. The increase in patient service revenues includes an increase in same store revenues of 5.2% primarily resulting from a 4.0% increase in cases during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Patient service revenues from other centers, which primarily includes revenues from the surgery centers we acquired or developed since January 1, 2004, increased by $30.6 million. Other service revenues decreased $1.5 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily related to the restructuring of a managed physician network contract on January 1, 2005.
     Cost of Revenues. Cost of revenues for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was as follows (in thousands):

	Nine Months Ended	Nine Months Ended	Dollar	Percent
	September 30, 2005	September 30, 2004	Variance	Variance
Same store cost of revenues	$95,068	$92,639	$2,429	2.6%
Cost of revenues from other centers	26,663	10,885	15,778	—

Total cost of revenues	$121,731	$103,524	$18,207	17.6%

     Same store cost of revenues increased primarily due to an increase in cases of 4.0%. The increase in same store cost of revenues was partially offset by a decrease in general and professional liability expense for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. We based our accrual for general and professional liability on management’s analysis of an independent actuarial study. The decrease in the same store general and professional liability expense is primarily attributable to our more favorable claims history and increased risk management effort. The general and professional liability expense relates to deductibles on claims made during the policy period and an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Cost of revenues from other centers, which primarily includes surgery centers acquired or developed since January 1, 2004, increased by $15.8 million. As a percentage of revenues, total cost of revenues decreased to 63.0% for the nine months ended September 30, 2005 from 66.1% for the nine months ended September 30, 2004 as a result of the decrease in the general and professional liability and improved operating efficiencies at our facilities.
     General and Administrative Expense. General and administrative expense increased 19.7% to $16.4 million for the nine months ended September 30, 2005 from $13.7 million for the nine months ended September 30, 2004. The increase was primarily related to the overall growth in the number of surgery centers we operate and costs associated with our compliance with the Sarbanes-Oxley Act of 2002. As a percentage of revenues, general and administrative expense decreased to 8.3% for the nine months ended September 30, 2005 from 8.7% for the nine months ended September 30, 2004. The decrease in general and administrative expenses as a percentage of revenues is the result of our ability to leverage our corporate overhead as we grow our revenues through acquisitions, developments and same store growth.
     Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was as follows (in thousands):

	Nine Months Ended	Nine Months Ended	Dollar	Percent
	September 30, 2005	September 30, 2004	Variance	Variance
Same store depreciation and amortization	$7,304	$7,116	$188	2.6%
Depreciation and amortization from other centers	2,315	1,188	1,127	—

Total depreciation and amortization	$9,619	$8,304	$1,315	15.8%

     As a percentage of revenues, depreciation and amortization expense decreased to 5.0% for the nine months ended September 30, 2005 from 5.2% for the nine months ended September 30, 2004.
     Provision for Doubtful Accounts. Provision for doubtful accounts increased to $3.2 million for the nine months ended September 30, 2005 from $2.5 million for the nine months ended September 30, 2004. This increase is primarily attributed to the surgery centers we acquired or developed since January 1, 2004. As a percentage of revenues, the provision for doubtful accounts remained constant at 1.6% for the nine months ended September 30, 2005 and 2004.
     Income on Equity Investments. Income on equity investments represents the net income of certain investments we have in surgery centers that we do not consolidate for financial reporting purposes. Income on equity investments decreased to $842,000 for the nine months ended September 30, 2005 from $861,000 for the nine months ended September 30, 2004. The decrease is primarily the result of an increase in our ownership of a surgery center, which allowed us to consolidate the results of this surgery center. Prior to acquiring our additional ownership interest in the surgery center, we accounted for the surgery center’s net income under the equity method. The decrease in income on equity investments was partially offset by an increase in profitability of the remaining investments in surgery centers that we do not consolidate.
     Loss on Disposal of Long-Lived Assets. Loss on disposal of long-lived assets for the nine months ended September 30, 2005 primarily represents the loss related to our closing of a surgery center located in Edmond, Oklahoma and the disposal of our ownership interest in an imaging center located in Erie, Pennsylvania.

     Gain on Sale of Long-Lived Assets. Gain on sale of long-lived assets for the nine months ended September 30, 2005 primarily represents the gain we recognized on the sale of a portion of our ownership interests in certain surgery centers.
     Operating Income. Operating income increased 46.5% to $43.5 million for the nine months ended September 30, 2005 from $29.7 million for the nine months ended September 30, 2004. This increase was primarily from surgery centers acquired or developed since January 1, 2004 and increased profitability from same store facilities. As a percentage of revenues, operating income increased to 22.5% for the nine months ended September 30, 2005 from 18.9% for the nine months ended September 30, 2004.
     Minority Interests in Income of Consolidated Subsidiaries. Minority interests in income of consolidated subsidiaries for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 were as follows (in thousands):

	Nine Months Ended	Nine Months Ended	Dollar	Percent
	September 30, 2005	September 30, 2004	Variance	Variance
Same store minority interests	$13,345	$10,422	$2,923	28.0%
Minority interests from other centers	4,940	(218)	5,158	—

Total minority interests	$18,285	$10,204	$8,081	79.2%

     Minority interests in income of consolidated subsidiaries for same store facilities increased as a result of improved profitability at the same store facilities. Minority interest expense represents the portion of a center’s net income that is attributable to the center’s minority owners. Consequently, as the net income of a center increases, the corresponding minority interest expense will increase. As a percentage of revenues, minority interests in income from consolidated subsidiaries increased to 9.5% for the nine months ended September 30, 2005 from 6.5% for the nine months ended September 30, 2004.
     Interest Expense, Net of Interest Income. Interest expense, net of interest income, decreased to $3.3 million for the nine months ended September 30, 2005 from $4.0 million for the nine months ended September 30, 2004. Interest expense was higher for the nine months ended September 30, 2004 primarily as the result of $778,000 of prepayment penalties related to our senior subordinated notes. The nine months ended September 30, 2005 included higher average borrowing levels, primarily from our senior credit facility, and higher interest rates on our borrowings compared to the nine months ended September 30, 2004.
     Provision for Income Taxes. The provision for income taxes increased to $8.4 million for the nine months ended September 30, 2005 from $6.0 million for the nine months ended September 30, 2004. This increase was the result of our increased profitability for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Our effective tax rate remained constant at 38.5% for the nine months ended September 30, 2005 and 2004.
     Net Income. Net income increased 41.1% to $13.4 million for the nine months ended September 30, 2005 from $9.5 million for the nine months ended September 30, 2004. Net income increased primarily as a result of surgery centers acquired or developed since January 1, 2004 and increased case growth at same store facilities.
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

Cash Flow Statement Information
     During the nine months ended September 30, 2005, we generated operating cash flow of $27.2 million compared to $18.6 million for the nine months ended September 30, 2004. The increase in operating cash flow was primarily the result of increased net income. Net cash used in investing activities during the nine months ended September 30, 2005 was $61.8 million compared to $57.3 million for the nine months ended September 30, 2004. Net cash used in investing activities primarily includes our cash paid for acquisitions and purchases of property and equipment. Cash paid for acquisitions during the nine months ended September 30, 2005 was $55.5 million, which primarily included the acquisition of the interests in the surgery centers in Southern California. During the nine months ended September 30, 2004, we paid $50.5 million for acquisitions, which primarily included our acquisitions of interests in five different surgery centers. Cash paid for property and equipment was $6.1 million for the nine months ended September 30, 2005 compared to $7.7 million for the nine months ended September 30, 2004. Our net cash provided by financing activities during the nine months ended September 30, 2005 was $38.2 million compared to $38.9 million for the nine months ended September 30, 2005. Cash flows from financing activities primarily relate to our borrowings and payments under our senior credit facility. During the nine months ended September 30, 2005, we received $61.5 million of proceeds under our senior credit facility, and we made principal payments of $27.0 million during the same period. For the nine months ended September 30, 2004, we received $27.0 million of proceeds under our senior credit facility, and we made principal payments of $105.3 million during the same period. Proceeds from our initial public offering were used for payments under the senior credit facility for the nine months ended September 30, 2004.
Long-Term Debt
     In March 2005, we amended and restated our senior credit facility with a syndicate of financial institutions led by Bank of America, N.A. We are the borrower under the senior credit facility and all of our active wholly-owned subsidiaries are guarantors. Under the terms of the senior credit facility, entities that become wholly-owned subsidiaries must also guarantee the debt.
     The senior credit facility provides senior secured financing of up to $150.0 million through a revolving credit line. Up to $2.0 million of the senior credit facility is available for the issuance of standby letters of credit, and up to $5.0 million of the senior credit facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum purchase amounts of $100,000. We are required to repay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At September 30, 2005 and December 31, 2004, we had $103.0 million and $64.0 million, respectively, of outstanding debt under the senior credit facility. At our option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our consolidated funded indebtedness to consolidated EBITDA. At September 30, 2005, the interest rate on the borrowings, which consists of LIBOR plus the applicable Eurodollar rate margin, under the senior credit facility ranged from 5.02% to 5.42%.
     During the third quarter of 2005, we entered into an interest rate swap agreement. The interest rate swap protects us against certain interest rate fluctuations of the LIBOR rate on $50.0 million of our variable rate debt under the senior credit facility. The effective date of the interest rate swap was August 26, 2005, and it expires on March 21, 2010. The interest rate swap effectively fixes our LIBOR interest rate on the $50.0 million of variable debt at a rate of 4.49%.
     One of our subsidiaries has a mortgage note payable to Synergy Bank (the “Mortgage Note”). The Mortgage Note is collateralized by the real estate owned by the surgery center to which the loan was made. The Mortgage Note matures in 2008 and bears interest at a rate of 6.7% per year. The Mortgage Note had an outstanding principal balance of $4.7 million and $5.1 million at September 30, 2005 and December 31, 2004, respectively. The Mortgage Note contains various covenants to maintain certain financial ratios and also restricts encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.

Earnings Before Interest, Taxes, Depreciation and Amortization Less Minority Interests
     EBITDA less minority interests increased 28.9% to $11.6 million for the three months ended September 30, 2005 from $9.0 million for the three months ended September 30, 2004. EBITDA less minority interests increased 25.2% to $34.8 million for the nine months ended September 30, 2005 from $27.8 million for the nine months ended September 30, 2004. This increase in EBITDA less minority interests was the result of surgery centers acquired or developed since January 1, 2004 and increased profitability from same store facilities.
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
     The following table reconciles EBITDA and EBITDA less minority interests to net cash provided by operating activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
EBITDA	$18,021	$12,226	$53,093	$37,986
Minority interests in income of consolidated subsidiaries	(6,453)	(3,246)	(18,285)	(10,204)

EBITDA less minority interests	11,568	8,980	34,808	27,782
Depreciation and amortization	(3,359)	(2,846)	(9,619)	(8,304)
Interest expense, net	(1,408)	(718)	(3,322)	(3,991)
Income taxes	(2,619)	(2,084)	(8,419)	(5,961)

Net income	4,182	3,332	13,448	9,526
Depreciation and amortization	3,359	2,846	9,619	8,304
Loss on disposal of long-lived assets	664	—	1,520	16
Gain on sale of long-lived assets	(758)	—	(1,785)	(157)
Minority interests in income of consolidated subsidiaries	6,453	3,246	18,285	10,204
Income taxes	2,619	2,084	8,419	5,961
Distributions to minority partners	(5,689)	(3,073)	(15,645)	(9,982)
Income on equity investments	(233)	(374)	(842)	(861)
Provision for doubtful accounts	1,378	995	3,160	2,524
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	1,029	(139)	(1,106)	(1,241)
Other liabilities and liabilities	(1,652)	(2,208)	(7,923)	(5,661)

Net cash provided by operating activities	$11,352	$6,709	$27,150	$18,633

Summary
     We believe that existing funds, cash flows from operations and borrowings under our senior credit facility will provide sufficient liquidity for the next 12 months. We will need to incur additional debt or issue additional equity or debt securities in the future to fund our acquisitions and development projects. We cannot assure that capital will be available on acceptable terms, if at all. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program. Our ability to meet our funding needs could be adversely affected if we suffer adverse results from our operations, or if we violate the covenants and restrictions to which we are subject under our senior credit facility.
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
     We intend to adopt SFAS No. 123(R) effective January 1, 2006. The adoption of SFAS No. 123(R) will have a material impact on our statement of operations. However, the exact impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on several factors, including levels of options and awards granted in the future, forfeitures and when option or award holders exercise these awards.
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
     In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets — an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial position or results of operations.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material impact on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At September 30, 2005, $103.0 million of our total long-term debt was subject to variable rates of interest, while the remaining $7.0 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $1.0 million. The fair value of our long-term debt, based on a discounted cash flow analysis, approximates its carrying value as of September 30, 2005.
Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

(b)	Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to Part II, Item 1 “Legal Proceedings” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. No material developments have occurred with this matter since filing of the Quarterly Report on May 13, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     For the three months ended September 30, 2005, we issued the following securities that were not registered under the Securities Act of 1933, as amended ( the “Securities Act”). The transactions described below were conducted in reliance upon the exemptions from registration provided in Sections 3(b) and 4(2) of the Securities Act and Regulation D and the other rules and regulations promulgated thereunder. These issuances were made without the use of an underwriter, and the certificates and other documentation evidencing the securities issued in connection with these transactions bear a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.
•	On July 19, 2005, we issued 386 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for $3,138 upon exercise of warrants.

•	On July 26, 2005, we issued 1,521 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On September 6, 2005, we issued 270 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On September 6, 2005, we issued 270 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On September 6, 2005, we issued 270 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On September 13, 2005, we issued 284 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On September 13, 2005, we issued 284 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On September 13, 2005, we issued 284 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On September 15, 2005, we issued 272 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On September 20, 2005, we issued 267 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

•	On September 21, 2005, we issued 7,056 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers in a cashless exercise of warrants.

Item 6. Exhibits.

No.		Description
2.0	—	Purchase Agreement, dated as of July 27, 2005, by and among Members of Specialty Surgical Center, LLC, Specialty Surgical Center of Encino, LLC, Specialty Surgical Center of Irvine, LLC, Specialty Surgical Center of Arcadia, LLC, Symbion Ambulatory Resource Centres, Inc. and Affiliates of Symbion Ambulatory Resource Centres, Inc. (a)

3.1	—	Certificate of Incorporation (b)

3.2	—	Certificate of Amendment to Certificate of Incorporation (c)

3.3	—	Certificate of Retirement of Stock (d)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (b)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (c)

3.6	—	Bylaws (b)

4.1	—	Form of Common Stock Certificate (b)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (e)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (e)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (e)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (e)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (f)

10.1	—	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc. (a)

10.2	—	Second Amendment to Symbion Employee Stock Purchase Plan

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on August 2, 2005 (File No. 000-50574).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(f)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (File No. 000-50574).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Symbion, Inc.
By:	/s/ Kenneth C. Mitchell
Kenneth C. Mitchell
Chief Financial Officer and Senior Vice President of Finance (principal financial and accounting officer)
Date: November 14, 2005

EXHIBIT INDEX

No.		Description
2.0	—	Purchase Agreement, dated as of July 27, 2005, by and among Members of Specialty Surgical Center, LLC, Specialty Surgical Center of Encino, LLC, Specialty Surgical Center of Irvine, LLC, Specialty Surgical Center of Arcadia, LLC, Symbion Ambulatory Resource Centres, Inc. and Affiliates of Symbion Ambulatory Resource Centres, Inc. (a)

3.1	—	Certificate of Incorporation (b)

3.2	—	Certificate of Amendment to Certificate of Incorporation (c)

3.3	—	Certificate of Retirement of Stock (d)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (b)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (c)

3.6	—	Bylaws (b)

4.1	—	Form of Common Stock Certificate (b)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (e)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (e)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (e)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (e)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (f)

10.1	—	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc. (a)

10.2	—	Second Amendment to Symbion Employee Stock Purchase Plan

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on August 2, 2005 (File No. 000-50574).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(f)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (File No. 000-50574).