Form 10-K
period 2005-12-31
SYMBION INC/TN
filed 2006-03-14
CIK 1091312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(615) 234-5900
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value	Preferred Stock Purchase Rights
(Title of Class)	(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The aggregate market value of the shares of the registrant’s common stock (based upon the closing price of these shares on the Nasdaq National Market on June 30, 2005) held by non-affiliates as of June 30, 2005, was approximately $399,298,751.
     As of February 28, 2006, 21,450,170 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement for our annual meeting of stockholders to be held on May 9, 2006 are incorporated by reference into Part III of this report.

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
     These forward-looking statements involve various risks and uncertainties, some of which are beyond our control. Any or all of our forward-looking statements in this report may turn out to be wrong. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in Item 1A. “Risk Factors.”
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
PART I
Item 1. Business
Overview
     We own and operate a network of surgery centers in 22 states. Our surgery centers provide non-emergency surgical procedures across many specialties. We offer services designed to meet the health care needs of the communities in which we operate and seek to develop strong relationships with physicians and other health care providers in these markets. We believe that one of our competitive advantages is the experience of our senior management team, with four of our executive officers having an average of over 25 years of experience in the health care industry, including senior management positions at public and private health care companies. The remaining six members of our senior management team have an average of over 20 years of experience in the health care industry. As of March 10, 2006, we owned and operated 52 surgery centers and managed nine additional surgery centers. Our surgery centers include three facilities that are licensed as hospitals, two of which we own and one of which we manage. In addition to our surgery centers, we also operate one diagnostic center and manage three physician networks, including two physician networks in markets in which we operate surgery centers.

     On September 16, 2002, we reincorporated in Delaware. We were originally incorporated in Tennessee in January 1996 under the name UniPhy Healthcare, Inc. and focused on the development and management of physician networks. On June 25, 1999, we acquired Ambulatory Resource Centres, Inc., an owner and operator of surgery centers, and changed our name to Symbion, Inc. Since our acquisition of Ambulatory Resource Centres, we have focused on developing, acquiring and managing surgery centers, and have grown our operations from 14 to 61 surgery centers. Since acquiring Ambulatory Resource Centres, we have terminated all but three of our management agreements with physician networks and transferred our assets and liabilities relating to those terminated agreements to the physician networks in exchange for cash and our previously issued securities. We also modified our agreements with two of the remaining physician networks to require us to provide only management services. As a result of these actions, we now focus our business on developing, acquiring and managing surgery centers and it may be difficult to compare our historical operating results from period to period.
Surgery Center Industry
     Outpatient surgery has experienced tremendous growth since 1970, when the first surgery center opened in the United States, according to the Federated Ambulatory Surgery Association (“FASA”), a nonprofit association representing the interests of ambulatory surgery centers. Surgery centers are facilities where physicians can perform surgical procedures that generally do not require the patient to stay overnight. According to FASA, about 4,300 Medicare-certified outpatient surgery centers were operating in the United States as of May 2005.
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
     With an estimated 4,300 Medicare-certified outpatient surgery centers operating in the United States as of May 2005, we believe significant opportunities exist for consolidation in this industry. The five largest national operators of outpatient surgery centers by number of centers represented an aggregate of less than 11% of the total number of outpatient surgery centers in the United States as of August 2005, according to Verispan, L.L.C., an independent health care market research and information firm. We believe that the surgery center industry will continue to consolidate because of the increasing complexity of the regulatory and managerial aspects of health care delivery, the growing influence of managed care, the rising cost of technology and the need for capital. We believe there are many surgery center owners that are seeking to affiliate with experienced operators of facilities with access to capital, management expertise and other resources.

Our Strategy
     We intend to expand our network of surgery centers in attractive markets throughout the United States by acquiring established centers and developing new centers while enhancing the performance of our existing centers. We also seek to provide patients with high-quality surgical services across many specialties. When attractive opportunities arise, we may acquire or develop other types of facilities, including diagnostic centers. The key components of our strategy are to:
•	Identify, recruit and retain leading surgeons and other physicians for our surgery centers. We believe that establishing and maintaining strong relationships with surgeons and other physicians is a key factor to our success in acquiring, developing and operating surgery centers. We identify and partner with surgeons and other physicians that we believe have established reputations for clinical excellence in their communities. We believe that we have had success in recruiting and retaining physicians because of the ownership structure of our surgery centers and our staffing, scheduling and clinical systems that are designed to increase physician productivity, promote physicians’ professional success and enhance the quality of patient care. We also believe that forming relationships with health care systems and other health care providers can enhance our ability to recruit physicians. We currently have strategic relationships with six health care systems.

•	Capitalize on our experienced management team to pursue multiple growth opportunities in the surgery center market. We believe that the experience and capabilities of our senior management team provide a strategic advantage in improving the operations of our surgery centers, attracting physicians and identifying new development and acquisition opportunities. Four of our executive officers have an average of over 25 years of experience in the health care industry, including senior management positions at public and private health care companies. The remaining six members of our senior management team have an average of over 20 years of experience in the health care industry. Our management’s broad industry experience has allowed it to establish strong relationships with participants throughout the health care industry. These relationships are helpful in forming leads for acquisitions, and in making decisions about expanding into new markets and services. The experience and capabilities of our management team also enable us to pursue multiple growth strategies in the surgery center market, including acquisitions of established surgery centers, de novo developments in attractive markets, strategic relationships with prominent hospitals and other health care providers and turnaround opportunities in connection with underperforming facilities. We have successfully executed each of these growth strategies, and intend to pursue each of them in the future.

•	Pursue a disciplined strategy of acquiring and developing surgery centers. Since January 1999, we have acquired 41 surgery centers and developed 16 surgery centers, including five surgery centers that we subsequently divested. We anticipate acquiring about three to four centers and developing three to four centers annually during the next three to five years. We seek to acquire and develop both single and multi-specialty surgery centers that meet our criteria, including prominence and quality of physician partners, specialty mix, opportunities for growth, level of competition in the local market, level of managed care penetration and our ability to access managed care organization contracts. Our acquisition and development team conducts extensive due diligence and applies a financial model that targets a threshold return on invested capital over a period of five years. Once we acquire a surgery center, our team establishes a strategic plan to improve the center’s operating systems, physician recruitment, facilities, and capitalize on the center’s competitive strengths. We have historically targeted majority ownership in our facilities and currently hold majority ownership interests in 67% of the surgery centers in which we own an interest. Majority ownership allows us to make and execute managerial decisions which we believe provides greater opportunity for growth and higher returns. We also believe that by starting with majority ownership of a center, we can benefit by capturing a greater share of the value we create in managing and improving the center. We intend to continue to target majority ownership in our facilities. However, when attractive opportunities arise, we may acquire minority interests in surgery centers. When appropriate, we also may reduce our interest in majority owned surgery centers.

•	Increase revenues and profitability of existing surgery centers through operational focus. We seek to increase revenues, profitability and return on our invested capital at all of our centers by focusing on operations. We have a dedicated team that is responsible for implementing best practices, cost controls and overall efficiencies at each of our surgery centers. Our centers benefit from our network of facilities by

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
Operations
Surgery Center Operations
     As of March 10, 2006, we owned and operated 52 surgery centers and managed nine additional surgery centers. Three of our facilities are licensed as hospitals, two of which we own and one of which we manage. Our typical surgery center is a freestanding facility with about 14,000 square feet of space and four fully equipped operating rooms, two treatment rooms and ancillary areas for preparation, recovery, reception and administration. Our surgery centers provide non-emergency surgical procedures among many specialties, including orthopedic, gynecology, general surgery, ear, nose and throat, pain management, gastrointestinal, plastic surgery and ophthalmology. Our facilities that are licensed as hospitals may also provide additional services such as diagnostic imaging, pharmacy, laboratory and obstetrical services. In certain markets where we believe it is appropriate, we operate surgery centers that focus on a single specialty.
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
Surgery Center Ownership Structure
     We own and operate our surgery centers through partnerships or limited liability companies. Local physicians or physician groups also own an interest in most of our surgery centers. In some cases, a hospital system may own an interest in our surgery center. One of our wholly-owned subsidiaries typically serves as the general partner or majority member of our surgery centers. We generally own a majority interest in our surgery centers, or otherwise have sufficient control over the centers to be able to consolidate the financial results of operations of the centers with ours. In some instances, we will acquire an ownership interest in a surgery center with the prior owners retaining an ownership interest, and, in some cases, we offer new ownership interests to other physicians or hospital partners. We own a majority interest in 35 of the 52 surgery centers in which we own an interest. We typically guarantee all of the debts of these partnerships and limited liability companies, even though we do not own all of the ownership interests in the surgery centers. We also have a management agreement with each of the surgery centers, under which we provide day-to-day management services for a management fee, which is typically based on a percentage of the revenues of the center.
     Each of the partnerships and limited liability companies through which we own and operate our surgery centers is governed by a partnership or operating agreement. These partnership and operating agreements typically provide, among other things, for voting rights and limited transfer of ownership interests. The partnership and operating agreements also provide for the distribution of available cash to the owners. In addition, the agreements typically restrict the physician owners from owning an interest in a competing surgery center during the period in which the physician owns an interest in our center and for one year after that period. The partnership and operating agreements for our centers typically provide that the centers will purchase all of the physicians’ ownership interests if certain adverse regulatory events occur, such as it becoming illegal for the physicians to own an interest in a surgery center, refer patients to a center or receive cash distributions from a surgery center. The purchase price that we would be required to pay for these ownership interests is based on pre-determined formulas, typically either a multiple of the center’s EBITDA, as defined in our partnership and operating agreements, or the fair market value of the ownership interests as determined by a third-party appraisal. Some of these agreements require us to make a good faith effort to restructure our relationships with the physician investors in a manner that preserves the economic terms of the relationship prior to purchasing these interests. See Item 1A. “Risk Factors” and “— Government Regulation.” In certain circumstances, we have the right to purchase a physician’s ownership interests, including upon a physician’s breach of the noncompetition provisions of a partnership or operating agreement. In some cases, we have the right to require the physician owners to purchase our ownership interest in the event our management agreement with a center is terminated. In one center, the physician owners have the right to purchase our ownership interest upon a change in our control.
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

Surgery Centers
     The following table sets forth information regarding each of our surgery centers as of March 10, 2006:

		Number of		Symbion
		Operating	Number of	Percentage
Facility	City	Rooms	Treatment Rooms	Ownership
Alabama
Birmingham Endoscopy Center	Birmingham	3	3	80	%(1)
North River Surgical Center	Tuscaloosa	2	2 procedure rooms	80	%(1)
California
Specialty Surgical Center of Beverly Hills/Brighton Way	Beverly Hills	3	1 minor procedure room	55	%(1)
Specialty Surgical Center of Beverly Hills/Wilshire Boulevard	Beverly Hills	4	2 minor procedure rooms	55	%(1)
Specialty Surgical Center of Encino	Encino	4	2 minor procedure rooms	54	%(1)
Specialty Surgical Center of Irvine	Irvine	4	1 minor procedure room	21%
Specialty Surgical Center of Arcadia	Arcadia	3	1 minor procedure room	19%
Colorado
Dry Creek Surgery Center	Denver	6	2	51	%(1)
Florida
Deland Surgery Center	Deland	3	2	79	%(1)
West Bay Surgery Center	Largo	4	4	51	%(1)
Jacksonville Beach Surgery Center	Jacksonville	4	1	81	%(1)
Cape Coral Ambulatory Surgery Center	Cape Coral	5	2	10%
Lee Island Coast Surgery Center	Fort Myers	5	3	50	%(1)
Orlando Surgery Center	Orlando	5	1 minor procedure room	66	%(1)
Tampa Bay Regional Surgery Center	Largo	1	2	51	%(1)
The Surgery Center of Ocala	Ocala	4	2	51	%(1)
Georgia
Premier Surgery Center	Brunswick	3	1	58	%(1)
Atlanta Center for Reconstructive Foot and Ankle Surgery Center	Sandy Springs	2	—	53	%(1)
Roswell Center for Foot and Ankle Surgery Center	Roswell	2	—	23%
Savannah Outpatient Foot and Ankle Surgery Center	Savannah	2	—	80	%(1)
The Surgery Center	Columbus	4	2	68	%(1)
Illinois
Valley Ambulatory Surgery Center	St. Charles	6	1 minor procedure room	40	%(1)
Indiana
Vincennes Surgery Center	Vincennes	3	1 minor procedure room	51	%(1)
New Albany Outpatient Surgery	New Albany	3	1	70	%(1)
Kansas
Heartland Specialty Surgical Hospital(2)	Kansas City	7	3 19 hospital rooms	—	(3)
Cypress Surgery Center	Wichita	6	2 procedure rooms	54	%(1)
Kentucky
DuPont Surgery Center	Louisville	5	—	61	%(1)
Louisiana
Greater New Orleans Surgery Center	Metairie	2	—	30	%(1)
Physicians Surgical Specialty Hospital(2)	Houma	5	3	57	%(1)
			10 hospital rooms
			2 procedure rooms
Surgery Center of Hammond	Hammond	4	1 cysto room	87	%(1)
Massachusetts
Worcester Surgery Center	Worcester	4	1 minor procedure room	77	%(1)
Worcester ENT	Worcester	1	—	51	%(1)

		Number of		Symbion
		Operating	Number of	Percentage
Facility	City	Rooms	Treatment Rooms	Ownership
Missouri
Central Missouri Medical Park Surgical Center	Jefferson City	4	2	40	%(1)
The Surgery Center of Kirkwood	Kirkwood	3	1 minor procedure room	50	%(1)
Mississippi
Desoto Surgery Center	Desoto	2	1 procedure room	—	(3)
Physicians Outpatient Center	Oxford	4	2	—	(3)
New York
South Shore Ambulatory Surgery Center	Lynbrook	4	1	—	(4)
North Carolina
Orthopaedic Surgery Center of Asheville	Asheville	3	—	61	%(1)
Wilmington SurgCare	Wilmington	7	3 minor procedure rooms	87	%(1)
Ohio
Physicians Ambulatory Surgery Center	Circleville	2	—	61	%(1)
Valley Surgical Center	Steubenville	3	1 minor procedure room	59	%(1)
Oklahoma
Lakeside Women’s Hospital(2)	Oklahoma City	3	16 hospital rooms 1 procedure room	42%
Pennsylvania
Village SurgiCenter	Erie	5	1	73	%(1)
Rhode Island
Bayside Endoscopy Center	Providence	—	6	75	%(1)
Tennessee
Baptist Germantown Surgery Center	Memphis	6	1	—	(3)
			3 overnight rooms
Maury Regional Surgery Center	Columbia	2	1	35%
Cool Springs Surgery Center	Franklin	5	1	35%
			1 overnight room
East Memphis Surgery Center	Memphis	6	1	—	(3)
			4 overnight rooms
Midtown Surgery Center	Memphis	4	—	—	(3)
Southwind GI	Memphis	1	—	100	%(1)
Union City Center	Union City	2	1	—	(3)
UroCenter	Memphis	3	1	—	(3)
University Ambulatory Surgical Center	Knoxville	6	1	25%
			2 overnight rooms
Texas
Central Park Surgery Center	Austin	5	1	43	%(1)
			3 overnight rooms
Clear Fork Surgery Center	Fort Worth	3	1	33	%(1)
			4 overnight rooms
East Houston Surgery Center	Houston	4	2	47	%(1)
			1 overnight room
Northeast Baptist Surgery Center	San Antonio	4	3	49	%(1)
			1 overnight room
NorthStar Surgical Center	Lubbock	6	4	46	%(1)
			2 overnight rooms
Surgery Center of Duncanville	Duncanville	4	1	41	%(1)
			2 overnight rooms
Texarkana Surgery Center	Texarkana	4	3	66	%(1)
			2 overnight rooms
Washington
Bellingham Surgery Center	Bellingham	4	—	85	%(1)

(1)	We consolidate these surgery centers for financial reporting purposes.

(2)	This facility is licensed as a hospital.

(3)	We manage these facilities, but do not have an ownership interest in them.

(4)	We hold a 57% ownership interest in the limited liability company which provides administrative services to this surgery center. Due to regulatory restrictions in the State of New York, we cannot directly own an interest in the facility.

Case Mix
     The following table sets forth the percentage of cases in each specialty performed in 2005 and 2004 at surgery centers in which we owned an interest as of December 31, 2005 and December 31, 2004:

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Specialty
Ear, nose and throat	7%	8%
Gastrointestinal	24	22
General surgery	5	5
Obstetrics/gynecology	3	3
Ophthalmology	12	13
Orthopedic	15	16
Pain management	15	16
Plastic surgery	4	4
Other	15	13

Total	100%	100%

Case Growth
     The following table sets forth information from facilities in which we owned an interest and managed throughout the years ended December 31, 2005 and 2004, respectively:

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Consolidated:
Cases	171,592	166,886
Cases growth	2.8%	N/A
Net patient service revenue per case	$1,169	$1,141
Net patient service revenue per case growth	2.5%	N/A
Number of same store surgery centers	31	N/A

Consolidated centers and non-consolidated centers:
Cases	196,239	189,467
Cases growth	3.6%	N/A
Net patient service revenue per case	$1,148	$1,120
Net patient service revenue per case growth	2.5%	N/A
Number of same store surgery centers	35	N/A

     The following table sets forth information from facilities that we consolidate for financial reporting purposes (which includes surgery centers we have acquired or developed since January 1, 2004) for the years ended December 31, 2005 and 2004, respectively:

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Cases	209,429	176,483
Cases growth	18.7%	N/A
Net patient service revenue per case	$1,209	$1,148
Net patient service revenue per case growth	5.3%	N/A
Number of surgery centers operated as of end of the period (1)	59	54
Number of consolidated surgery centers	43	40

(1)	Includes surgery centers that we manage but in which we do not have an ownership interest.
Payor Mix
     The following table sets forth by type of payor the percentage of our patient service revenues generated in 2005 and 2004 for surgery centers in which we owned an interest as of December 31, 2005 and 2004:

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Payor
Private Insurance	76%	76%
Government	19	20
Self-pay	4	3
Other	1	1

Total	100%	100%

Strategic Relationships
     When attractive opportunities arise, we may develop, acquire or operate surgery centers through strategic alliances with health care systems and other health care providers. We believe that forming a relationship with a health care system can enhance our ability to recruit physicians and access managed care contracts for our facilities in that market. We currently have strategic relationships with:
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
     We manage seven surgery centers owned by Baptist Memorial Health Services, Inc. (“Baptist Memorial”) under management agreements with Baptist Memorial, in exchange for a management fee based on a percentage of the revenues of these surgery centers. The management agreements terminate on various dates from March 2006 to June 2008 and may be terminated earlier by either party for material breach after notice and an opportunity to cure. We have also entered into a development agreement with Baptist Memorial under which we are to provide development support for new surgery centers that may be developed by Baptist Memorial in exchange for a development fee negotiated for each developed center.
Acquisition and Development of Surgery Centers
     We intend to expand our presence in the surgery center market by making strategic acquisitions of existing surgery centers and by developing new surgery centers in cooperation with local physician partners and, when appropriate, with hospital systems and other strategic partners.
     Acquisition Program. We employ a dedicated acquisition team with experience in health care services. Our team seeks to acquire surgery centers that meet our criteria, including prominence and quality of physician partners, specialty mix, opportunities for growth, level of competition in the local market, level of managed care penetration and our ability to access managed care organization contracts. Our team utilizes its extensive industry contacts, as well as referrals from current physician partners and other sources, to identify, contact and develop potential acquisition candidates.
     We believe there are numerous acquisition opportunities that would pass our general screening criteria. We carefully evaluate each of our acquisition opportunities through an extensive due diligence process to determine which facilities have the greatest potential for growth and profitability improvements under our operating structure. In many cases, the acquisition team identifies specific opportunities to enhance a center’s productivity post-acquisition. For example, we may renovate or construct additional operating or treatment rooms in existing facilities to meet anticipated demand for procedures based on analysis of local market characteristics. Our team may also identify opportunities to recruit additional physicians to increase the acquired facility’s revenues and profitability. Once we decide to proceed with an acquisition proposal, we use a pricing strategy that targets a threshold return on invested capital over a period of five years. We have acquired 41 surgery centers since January 1999 and anticipate acquiring about three to four centers annually during the next three to five years.
     Development Program. We develop surgery centers in markets in which we identify substantial interest by physicians and payors. We have experience in developing both single and multi-specialty surgery centers. When we develop a new surgery center, we generally provide all of the services necessary to complete the project. We offer in-house capabilities for structuring partnerships and financing facilities and work with architects and construction firms in the design and development of facilities. Before and during the development phase of a new center, we analyze the competitive environment in the local market, review market data to identify appropriate services to provide, prepare and analyze financial forecasts, evaluate regulatory and licensing issues and assist in designing the center and identifying appropriate equipment to purchase or lease. After the surgery center is developed, we generally provide startup operational support, including information systems, equipment procurement and financing. We have developed 16 surgery centers since January 1999 and anticipate developing about three to four centers annually during the next three to five years.
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
Physician Networks
     We currently manage physician networks in Memphis, Tennessee, Johnson City, Tennessee and Louisville, Kentucky. Each of these physician networks has entered into an agreement with us, which provides, among other things, that we will provide billing, financial services and other business management services in exchange for a management fee. One of the physician networks is an independent practice association, or IPA, of health care providers located in the greater Louisville, Kentucky area (the “Louisville IPA”). Subsequent to December 31, 2005, the Louisville IPA informed us that it was dissolving its association. We believe the decreased revenue as a result of the dissolution of the Louisville IPA will be immaterial to our statement of operations and financial condition. Income before the provision for income taxes provided by the Louisville IPA was less than 1.1% for each of the years ended December 31, 2005 and 2004.
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
     We also market our surgery centers directly to payors, such as HMOs, PPOs and other managed care organizations and employers. Payor marketing activities conducted by our corporate office management and facility administrators emphasize the high quality of care, cost advantages and convenience of our facilities, and are focused on making each facility an approved provider under local managed care plans.
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

Employees
     At December 31, 2005, we had about 2,600 employees, of which about 1,700 were full-time employees. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.
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
Insurance
     We maintain liability insurance in amounts that we believe are appropriate for our operations. Currently, we maintain professional and general liability insurance that provides coverage on a claims made basis of $1.0 million per occurrence and $3.0 million in annual aggregate coverage per facility. We also maintain business interruption insurance and property damage insurance, as well as an additional umbrella liability insurance policy in the aggregate amount of $20.0 million. Coverage under certain of these policies is contingent upon the policy being in effect when a claim is made regardless of when the events which caused the claim occurred. The cost and availability of such coverage has varied widely in recent years. While we believe that our insurance policies are adequate in amount and coverage for our anticipated operation, we cannot assure you that the insurance coverage is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.
Reimbursement
     Payments under the Medicare program to ambulatory surgery centers are made under a system whereby the Secretary of Health and Human Services determines payment amounts prospectively for various categories of medical services performed in ambulatory surgery centers, subject to an inflation adjustment. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. About 18% of our patient service revenues during 2005 were attributable to Medicare and Medicaid payments.
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
     On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. Section 5103 of the Deficit Reduction Act contains a provision that models surgery center reimbursement on the methodology and payment rates applicable to surgical services furnished in hospital outpatient departments. Specifically, for procedures furnished on or after January 1, 2007, but before the implementation of a revised payment system for ambulatory surgery centers, a surgery center cannot recoup more than the hospital outpatient department rate for a specific procedure, even if the standard overhead amount of the procedure exceeds the hospital outpatient department rate. This change does not apply to our facilities licensed as hospitals. Our revenues and profitability could be affected by this change. We are unable to predict the full effect of this change in the law.
     Furthermore, the Ambulatory Surgical Center Payment Modernization Act was introduced in 2005. This legislation would also model surgery center reimbursement on the methodology and payment rates applicable to surgical services furnished in hospital outpatient departments. This legislation, which has not yet been passed into law, adopts the recommendation of MedPAC that the ambulatory surgery center procedures list be modified and that ambulatory surgical centers be permitted to perform and receive Medicare facility payment for any surgical service, except for those services: (1) that the Department of Health and Human Services Secretary designates, after consultation with specified organizations, as posing a significant risk to beneficiary safety when furnished in an ambulatory surgery center; or (2) that require an overnight stay. This legislation would require that by January 1, 2008, CMS reimburse surgery centers on the basis of a uniform percentage of the rates paid to hospital outpatient departments for the same service. If this legislation is enacted, our revenue and profitability could be affected. We are unable to predict the full effect this legislation would have on our revenues. These recommended changes do not apply to our facilities licensed as hospitals.
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
     Most private third-party payors pay a facility fee to freestanding surgery centers for the use of the facility in addition to paying professional fees directly to the physicians performing the medical services. Most third-party payors pay pursuant to a written contract with our centers, but in cases where our centers do not have written contracts prior to providing services, commonly known as “out-of-network” services, third-party payors have traditionally paid our centers at a percentage of the surgery centers’ charges. There has been a growing trend in recent years for third-party payors to implement out-of-network fee schedules, which are more comparable to our contracted rates. Approximately 15% of our patient service revenues in 2005 was derived from “out-of-network” services. Market and cost factors affecting the fee structure, cost containment and utilization decisions of third-party payors and other payment factors over which we have no control may affect the revenues of our centers.
     Our centers also provide services to injured workers and receive payment from workers’ compensation payors pursuant to the workers’ compensation laws of the various states. Historically, workers’ compensation payors have paid surgery centers a percentage of the surgery centers’ charges. However, workers’ compensation payment amounts are subject to legislative, regulatory, and other payment changes over which we have no control. In recent years, there has been a trend for states to implement workers’ compensation fees schedules with rates generally lower than what our centers have historically been paid for the same services. A reduction in workers’ compensation payment amounts could have a material adverse effect on the revenues of our centers.
     We cannot predict what further legislation may be enacted or what regulations or guidelines may be established concerning third-party reimbursement by state, federal or private programs. Reductions or changes in these programs could have a material adverse affect on our business.
Governmental Regulation
General
     The health care industry is highly regulated, and we cannot assure you that the regulatory environment in which we operate will not change significantly in the future or that we will be able to successfully address changes in the regulatory environment. In addition to extensive, existing government health care regulation, there continue to be numerous initiatives on the federal and state levels affecting the payment for and availability of health care services. We believe that these health care initiatives will continue during the foreseeable future. Some of the reform initiatives proposed in the past, such as further reductions in Medicare and Medicaid payments and additional prohibitions on physician ownership of facilities to which they refer patients, could, if adopted, adversely affect us and our business.
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
     The laws of many states prohibit physicians from splitting fees with non-physicians, prohibit non-physician entities (such as us) from practicing medicine and prohibit referrals to facilities in which physicians have a financial interest. We believe our activities do not violate these state laws; however, future interpretations of, or changes in, these laws might require structural and organizational modifications of our existing relationships with facilities and physician networks, and we cannot assure you that we would be able to appropriately modify such relationships. In addition, statutes in some states could restrict our expansion into those states.
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
     Payments under the Medicare program to ambulatory surgery centers are made under a system whereby the Secretary of Health and Human Services determines payment amounts prospectively for various categories of medical services performed in ambulatory surgery centers, subject to an inflation adjustment. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. About 18% of our patient service revenues during 2005 were attributable to Medicare and Medicaid payments.
     We cannot predict what further legislation may be enacted or what regulations or guidelines may be established concerning third party reimbursement by state, federal or private programs. Reductions or changes in these programs could have a material adverse affect on our business.
Antitrust Laws
     Federal and state antitrust laws prohibit price fixing among competitors. Independent physicians who are not economically integrated through a group practice or some other method of sharing substantial financial risk may be considered “competitors” under antitrust laws and subject to prohibitions on price fixing. Price fixing is considered a per se violation of federal antitrust laws. The Federal Trade Commission and the Department of Justice have the authority to bring civil and criminal enforcement actions against persons and entities that violate federal antitrust laws. Moreover, competitors and customers who are injured by activities that violate federal antitrust laws may bring civil actions against the alleged violator. In some cases, treble damages are available to an injured competitor or customer.
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
     Subsequent to December 31, 2005, the Louisville IPA informed us that it was dissolving its association. We believe the decreased revenue as a result of the dissolution of the Louisville IPA will be immaterial to our financial position and results of operations. Income before the provision for income taxes provided by the Louisville IPA was less than 1.1% for each of the years ended December 31, 2005 and 2004.

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
     One earlier safe harbor protects profit distributions to investors in small entity joint ventures, such as limited partnerships, if certain conditions are met. However, we believe that our ownership and operation of our facilities will not satisfy this safe harbor for small entity joint ventures, because this safe harbor requires that no more than 40% of the value of each class of investment interests be held by investors in a position to make or influence referrals or to generate business for the entity, and we anticipate that our facilities will not meet this requirement.
     The OIG published an expanded listing of safe harbors under the federal anti-kickback statute on November 19, 1999. The expanded provisions include a safe harbor designed to protect distributions to physician investors in ambulatory surgery centers who refer patients directly to the center and personally perform the procedures as an extension of their practice. The safe harbor for surgery center ownership protects four categories of investors, including facilities owned by general surgeons, single-specialty physicians, multi-specialty physicians and hospital/physician ventures, provided that certain requirements are satisfied.
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
     We own an interest in one surgery center in which a physician group that includes primary care physicians who do not use the center also owns an interest. In OIG Advisory Opinion 03-5 (February 6, 2003), the OIG declined to grant a favorable opinion to a proposed ambulatory surgery center structure that would be jointly owned by a hospital and a multi-specialty group practice composed of a substantial number of primary care physicians who would not personally use the center. According to the opinion, the fact that interests in the center would be indirectly owned by physicians who would not personally practice at the center precluded the OIG from determining that the proposed arrangement poses a minimal risk of fraud and abuse. The OIG concluded that the proposed structure could potentially generate prohibited remuneration under the federal anti-kickback statute. We believe that the ownership of our center complies with the federal anti-kickback statute because the physician group that owns an interest in our center is structured to fit within the definition of a unified group practice under the federal law prohibiting physician self-referrals, commonly known as the Stark law, and the income distributions of the group practice comply with the Stark law’s acceptable methods of income distribution. No physician in the group practice receives an income distribution that is based directly on his or her referrals to the center. We believe that the group’s ownership of the center is no different than its ownership of other ancillary services common in physician practices. Nevertheless, there can be no assurance that the proposed arrangement will not be determined to be in violation of the law.
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
     We typically guarantee a surgery center’s debt financing and lease obligations as part of our obligations under a management agreement. Physician-investors are generally not required to enter into similar guarantees. The OIG might take the position that the failure of the physician investors to enter into similar guarantees represents a special benefit to the physician investors given to induce referrals and that such failure would result in a violation of the federal anti-kickback statute. We believe that the management fees (and in some cases guarantee fees) are adequate compensation to us for the credit risk associated with the guarantee and that the failure of the physician investors to enter into similar guarantees does not create a material risk of violating the federal anti-kickback statute. However, the OIG has not issued any guidance in this regard.
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
     The list of designated health services includes imaging services and other diagnostic services provided by our diagnostic center. However, the Stark law is implicated only if the referring physician or a member of his immediate family has a financial relationship with the provider of designated health services. There is no physician ownership (or physician family member ownership) in our diagnostic center. Any compensation relationships between our diagnostic center and physicians are set forth in writing, provide for a fair market value compensation and are otherwise structured to fit within applicable exceptions to the Stark law.
     The list of designated health services does not include surgical services provided in an ambulatory surgery center. Furthermore, in final Stark law regulations published by the Department of Health and Human Services on January 4, 2001, the term “designated health services” was defined to not include services that are reimbursed by Medicare as part of a composite rate, such as services provided in an ambulatory surgery center.

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
     Three of our facilities, including one managed facility, are licensed as hospitals. The Stark law includes an exception relating to physician ownership of a hospital, provided that the physician’s ownership interest is in the whole hospital and the physician is authorized to perform services at the hospital. Physician investment in our facilities licensed as hospitals meet this requirement. However, the Medicare Modernization Act amended the Stark law to provide that an exception in the Stark law relating to physician ownership in hospitals did not apply to specialty hospitals for a period of 18 months following November 18, 2003. The 18-month moratorium expired on June 8, 2005. Specialty hospitals were defined in the Medicare Modernization Act as hospitals that are primarily or exclusively engaged in the care and treatment of (1) patients with a cardiac condition, (2) patients with an orthopedic condition, (3) patients receiving a surgical procedure or (4) any other specialized category of services that the Secretary of the Department of Health and Human Services designates as inconsistent with the purpose of the hospital ownership exception. The 18-month moratorium did not apply to specialty hospitals that were in existence or under development on November 18, 2003, as long as: (a) the total number of physician investors in the hospital did not increase from the number of physician investors on November 18, 2003; (b) the hospital did not change the type of specialty services that it provides from the types that it provided on November 18, 2003; and (c) the hospital did not increase its number of beds by more than 5% or five beds, whichever is greater.
     The Stark moratorium expired on June 8, 2005. Prior to the moratorium’s expiration, Senators Charles Grassley and Max Baucus introduced a bill, the Hospital Fair Competition Act of 2005, which would have made the moratorium permanent. The Hospital Fair Competition Act of 2005 did not pass prior to the expiration of the original Stark moratorium. However, the Centers for Medicare and Medicaid Services (“CMS”) adopted a policy that had the same practical effect as an extension of the Stark moratorium. CMS announced on June 9, 2005 that it was imposing a six-month Medicare enrollment moratorium on specialty hospitals. As part of that moratorium, CMS directed its fiscal intermediaries to refuse to process Medicare enrollment applications for specialty hospitals. Even though the Medicare Modernization Act never defined exactly what thresholds had to be met for a hospital to be considered to be “primarily or exclusively” engaged in specialty services, CMS determined that those hospital applicants that estimate they will provide at least 45% of their initial year’s inpatient services in cardiac, orthopedic or surgical DRG categories should be deemed to be specialty hospitals and therefore subject to the enrollment moratorium.
     On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. Section 5006 of the Deficit Reduction Act contains significant restrictions on specialty hospitals, including a provision preventing specialty hospitals from enrolling in Medicare for the next six and possibly eight months. The Deficit Reduction Act also raises the specter of further Congressional and regulatory restrictions. The Deficit Reduction Act specialty hospital provisions require the Secretary of Health and Human Services to develop a strategic plan to address physician-owned specialty hospital issues such as proportionality of investment return, methods for determining bona fide investments, disclosure of investment interests and the provision of Medicaid and charity care by specialty hospitals. The Secretary is directed to issue a report to Congress no later than six months (or eight months, if the Secretary applies for a two-month extension) after the date of the enactment of the Deficit Reduction Act. The Secretary’s report will include recommendations for such specialty hospital legislative and administrative actions that the Secretary considers appropriate to address the issues identified in the Deficit Reduction Act.

     It is not certain what types of regulatory revisions CMS will make to address the perceived issues with specialty hospitals, or what recommendations it will make to Congress for future legislative action.
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
     We are also subject to various state insurance statutes and regulations that prohibit us from submitting inaccurate, incorrect or misleading claims. Many state insurance laws and regulations are broadly worded and could be implicated, for example, if our centers were to waive an out-of-network co-payment or other patient responsibility amounts without fully disclosing the waiver on the claim submitted to the payor. While some of our centers waive the out-of-network portion of patient co-payment amounts when providing services to patients whose health insurance is covered by a payor with which the enters are not contracted, our centers fully disclose waivers in the claims submitted to the payors. We believe that our surgery centers are in compliance with all state insurance laws and regulations regarding the submission of claims. We cannot assure you, however, that none of our centers’ insurance claims will ever be challenged. If we were found to be in violation of a state’s insurance laws or regulations, we could be forced to discontinue the violative practice, which could have an adverse effect on our financial position and results of operations, and we could be subject to fines and criminal penalties.

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
     On August 17, 2000, the Department of Health and Human Services finalized regulations requiring us to use standard data formats and code sets established by the rule when electronically transmitting information in connection with several transactions, including health claims and equivalent encounter information, health care payment and remittance advice and health claim status. On February 20, 2003, the Department of Health and Human Services issued final modifications to these regulations. We have implemented or upgraded computer systems, as appropriate, at our facilities and at our corporate headquarters to comply with the new transaction and code set regulations and have tested these systems with several of our payors. If we or our payors are unable to exchange information in connection with the specified transactions because of an inability to comply fully with the regulations, we are required to exchange the information using paper. If we are forced to submit paper claims to payors, it will significantly increase our costs associated with billing and could delay payment of claims. Although compliance with the transaction and code set regulations was required on October 16, 2003, CMS announced on September 23, 2003 that it would implement a contingency plan to accept noncompliant electronic transactions after the October 16, 2003 deadline. On February 27, 2004, CMS announced a modification to its claims payment policies that will significantly increase the payment waiting period for electronic claims that are submitted in a non-HIPAA compliant format. Effective July 1, 2004, only claims that are submitted electronically in a HIPAA compliant format are eligible for payment 14 days after the claim is received. All other claims are not eligible for payment until 27 days after the claim is received.
     HIPAA requires the Department of Health and Human Services to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and health care providers to be used in connection with standard electronic transactions.
     On May 31, 2002, the Department of Health and Human Services issued a final rule that calls for using the Employer Identification Number (the taxpayer identifying number for employers that is assigned by the Internal Revenue Service) as the standard unique health identifier for employers. Most health care organizations, including us, had to comply with this final rule by July 30, 2004. Health plans, health care clearinghouses and providers must use this identifier, among other uses, in connection with the standard electronic transactions standards.
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
     On February 20, 2003, the Department of Health and Human Services finalized a rule that establishes, in part, standards to protect the confidentiality, availability and integrity of health information by health plans, health care clearinghouses and health care providers that receive, store, maintain or transmit health and related financial information in electronic form, regardless of format. These security standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and covered health care providers, plans and clearinghouses have the flexibility to choose their own technical solutions, the security standards have required us to implement significant new systems, business procedures and training programs. We believe that we are in compliance with these regulations.
     On December 28, 2000, the Department of Health and Human Services published a final rule establishing standards for the privacy of individually identifiable health information. The final rule establishing the privacy standards became effective on April 14, 2001, with compliance required by April 14, 2003. On August 14, 2002, the Department of Health and Human Services published final revisions to the privacy rule. The final revisions did not alter the compliance date of April 14, 2003 for the majority of the requirements in the privacy regulations. These privacy standards apply to all health plans, all health care clearinghouses and health care providers that transmit health information in an electronic form in connection with the standard transactions. We are a covered entity under the final rule. The privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards impose extensive administrative requirements on us. They require our compliance with rules governing the use and disclosure of this health information. They create rights for patients in their health information, such as the right to amend their health information, and they require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These state laws vary by state and could impose additional penalties.
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
     Compliance with these standards requires significant commitment and action by us. We have appointed members of our management team to direct our compliance with these standards. Implementation will require us to engage in extensive preparation and make significant expenditures. At this time we have appointed a privacy officer, prepared privacy policies, trained our workforce on these policies and entered into business associate agreements with the appropriate vendors. Because some of the regulations are proposed regulations, we cannot predict the total financial impact of the regulations on our operations.
Health Care Regulations Affecting Our New York Operations
     Laws in the State of New York require that corporations have natural persons as stockholders to be approved by the New York Department of Health as a licensed health care facility. Accordingly, we are not able to own interests in a limited partnership or limited liability company that owns an interest in a health care facility located in New York. Laws in the State of New York also prohibit the delegation of certain management functions by a licensed health care facility. The law does permit a licensed facility to lease premises and obtain various services from non-licensed entities; however, it is not clear what types of delegation constitute a violation. Although we believe that our operations and relationships in New York are in compliance with these laws, if New York regulatory authorities or a third party asserts a contrary position, we may be unable to continue or expand our operations in New York. We own an interest in a limited liability company which provides administrative services to a surgery center located in New York.
Available Information
     Our website is www.symbion.com. We make available free of charge on this website under “Investor Relations – SEC Filings” our periodic and other reports and amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after we electronically file or furnish such materials.
Item 1A. Risk Factors
     The following are some of the risks and uncertainties that could cause our actual financial condition, results of operations, business and prospects to differ materially from those contemplated by the forward-looking statements contained in this report or our other filings with the SEC. These risks and uncertainties are also factors that an investor should consider before investing in our common stock. If any of the following risks actually occurred, our business, financial condition and operating results could suffer, and the trading price of our common stock could decline.
Risks Related to Our Business and Industry
     We depend on payments from third-party payors, including government health care programs and managed care organizations. If these payments are reduced or eliminated, our revenues and profitability could be adversely affected.
     We are dependent upon private and governmental third-party sources of payment for the services provided to patients in our surgery centers and other facilities and the physician networks we manage. The amount that our centers, facilities and networks receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. For the year ended December 31, 2005, payments from government payors represented about 19% of our patient service revenues from surgery centers that we consolidate for financial reporting purposes.
     Medicare’s system of paying for covered procedures performed in a surgery center or its rates for surgery center procedures may change in the near future. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, commonly referred to as the Medicare Modernization Act, limits increases in Medicare reimbursement rates for ambulatory surgery centers. Under the Medicare Modernization Act, the 2% increase in Medicare reimbursement rates for ambulatory surgery centers that became effective October 1, 2003 is limited to an amount equal to the increase in the Consumer Price Index for all urban consumers as estimated by the Secretary of the Department of Health and Human Services for the 12-month period ended March 31, 2003, minus 3.0 percentage points. The Medicare Modernization Act also provides that there will be no increase in these rates during the years 2005 through 2009. The Medicare Modernization Act also directs the General Accounting Office to conduct a study comparing the cost of procedures in surgery centers to the cost of procedures performed in hospital outpatient departments. The General Accounting Office was directed to submit the results of its study to the Centers for Medicare and Medicaid Services, or CMS, by no later than January 1, 2005. However, no report had been publicly released as of March 1, 2006. CMS is directed to develop a new ambulatory surgery center payment system based upon the Medicare hospital outpatient department payment system so that it is effective on or after January 1, 2006 and no later than January 1, 2008. The Medicare Modernization Act provides that, in the year that the new payment system is implemented, it must be designed to result in the same aggregate amount of expenditures for surgical services provided at ambulatory surgery centers as would be made if the new system were not adopted. The rate changes mandated by the Medicare Modernization Act could have an adverse effect on the revenues of our centers, but we cannot predict at this time the full effect of the payment rate revisions.
     Previously, the Department of Health and Human Services proposed a rule which would increase the number of surgical procedure payment groups from eight to 105 and the number of surgical procedures covered by the Medicare program to about 2,500. All of the procedures paid at a particular rate would constitute a payment group. Each of the procedures would be paid at one of the 105 prospectively determined payment rates. To date, CMS has not implemented the proposed surgery center methodology, and in light of the payment study mandated by the Medicare Modernization Act, it is uncertain whether this proposed surgery center payment methodology will be implemented. If implemented in its proposed form, the change in payment methodology could reduce our Medicare revenues, depending on the volume and type of procedures performed at a particular facility. States in which we perform Medicaid procedures could also change their payment methodology in the future, and these changes may reduce the payments we receive for our services from state Medicaid programs. In addition, the Medicare Payment

Advisory Commission, or MedPAC, and the Office of the Inspector General of the Department of Health and Human Services, or OIG, have both recently recommended changes to the Medicare payment methodology for surgery centers. MedPAC is a congressional advisory board charged with advising Congress on Medicare payment issues, while the OIG is a governmental agency responsible for investigating and monitoring Medicare, Medicaid and other Department of Health and Human Services programs. Generally, MedPAC and the OIG have recommended that reimbursement levels for surgery center procedures be reduced. These proposed changes do not apply to our facilities licensed as hospitals.
     On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. Section 5103 of the Deficit Reduction Act contains a provision that models surgery center reimbursement on the methodology and payment rates applicable to surgical services furnished in hospital outpatient departments. Specifically, for procedures furnished on or after January 1, 2007, but before the implementation of a revised payment system for ambulatory surgery centers, a surgery center cannot recoup more than the hospital outpatient department rate for a specific procedure, even if the standard overhead amount of the procedure exceeds the hospital outpatient department rate. This change does not apply to our facilities licensed as hospitals. Our revenue and profitability could be affected by this change. We are unable to predict the full effect of this change in the law.
     Furthermore, recent legislation, entitled “The Ambulatory Surgical Center Payment Modernization Act”, was introduced in 2005. This legislation would also model surgery center reimbursement on the methodology and payment rates applicable to surgical services furnished in hospital outpatient departments. This legislation, which has not yet been passed into law, adopts the recommendation of MedPAC that the ambulatory surgery center procedures list be modified and that ambulatory surgical centers be permitted to perform and receive Medicare facility payment for any surgical service, except for those services: (1) that the Department of Health and Human Services Secretary designates, after consultation with specified organizations, as posing a significant risk to beneficiary safety when furnished in an ambulatory surgery center; or (2) that require an overnight stay. This legislation would require that, by January 1, 2008, CMS reimburse surgery centers on the basis of a uniform percentage of the rates paid to hospital outpatient departments for the same service. If this legislation is enacted, our revenue and profitability could be affected. We are unable to predict the full effect of this legislation on our financial position and results of operations. These recommended changes do not apply to our facilities licensed as hospitals.
     We cannot predict what further legislation may be enacted or what regulations or guidelines may be established concerning third party reimbursement by state, federal or private programs. Reductions or changes in these programs could have a material adverse affect on our financial position and results of operations.
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
     Payments from private third-party payors represented about 76% of our patient service revenues in 2005. Most of these payments came from third-party payors with which our centers have contracts. Managed care companies such as health maintenance organizations, or HMOs, and preferred provider organizations, or PPOs, which offer prepaid and discounted medical service packages, represent a growing segment of private third-party payors. If we fail to enter into favorable contracts and maintain satisfactory relationships with managed care organizations, our revenues may decrease. Cost containment measures, such as fixed fee schedules, capitation payment arrangements, reductions in reimbursement schedules by third-party payors and closed provider networks, could also cause a reduction of our revenues in the future and cause our profit margins to decline.
     Some of our payments from third-party payors in the past year came from third-party payors with which our centers did not have a written contract. In those cases, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had our center had a contract with the payor. We also submit a claim for the services to the payor along with full disclosure that our center has charged the patient an in-network patient responsibility amount. Historically, those third-party payors who do not have contracts with our centers have typically paid our claims at higher than comparable contracted rates. However, there is a growing trend for third-party payors to adopt out-of-network fee schedules, which are more comparable to our contracted rates, or to take other steps to discourage their enrollees from seeking treatment at out-of-network surgery centers. If this trend continues, and if we are not able to successfully negotiate favorable contracts with these payors, this could have a material adverse effect on our financial position and results of operations.
     Payments from workers’ compensation payors represented approximately 13% of our patient service revenues in 2005. Traditionally, workers’ compensation payors have paid surgery centers a percentage of the surgery centers’ charges. Several states have recently implemented workers’ compensation provider fee schedules, and other states have considered or have begun the process of developing a state workers’ compensation fee schedule for providers. In some cases, the fee schedule rates contain lower rates than our surgery centers have historically been paid for the same services. If the trend of states adopting lower workers’ compensation fee schedules continues, it could have a material adverse effect on our centers’ financial position and results of operations.
     Our growth strategy depends in part on our ability to acquire and develop additional surgery centers on favorable terms. If we are unable to do so, our future growth could be limited and our operating results could be adversely affected.
     Our strategy is to increase our revenues and earnings by continuing to focus on existing facilities and continuing to acquire and develop additional surgery centers. Since January 1999, we have acquired or developed 57 surgery centers, including five centers that we no longer own. We may be unable to identify suitable acquisition and development opportunities and to negotiate and complete acquisitions and new projects on favorable terms. In addition, our acquisition and development program requires substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities. As a result, we may take actions that could have a detrimental effect on our results of operations or the price of our common stock, including incurring substantial debt or issuing equity securities or convertible debt securities that would dilute our existing stockholders’ ownership percentage. Sufficient capital or financing may not be available to us on satisfactory terms, if at all.
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
     Our business depends upon the efforts and success of the physicians who provide medical services at our facilities and the strength of our relationships with these physicians. These physicians are not employees of our facilities and are not contractually required to use our facilities. We generally do not enter into contracts with physicians who use our facilities, other than partnership and operating agreements with physicians who own interests in our surgery centers, provider agreements with anesthesiology groups that provide anesthesiology services in our surgery centers, medical director agreements and pain clinic agreements. Physicians who use our facilities also use other facilities or hospitals and may choose to perform procedures in an office-based setting that might otherwise be performed at our surgery centers. In recent years, pain management and gastrointestinal procedures have been performed increasingly in an office-based setting. Although physicians who own an interest in our centers are subject to agreements restricting ownership of competing facilities, these agreements may not restrict procedures performed in a physician office. Also, these agreements restricting ownership of competing facilities are difficult to enforce, and we may be unsuccessful in preventing physicians who own an interest in our centers from acquiring an interest in a competing facility.
     In addition, the physicians who use our facilities may choose not to accept patients who pay for services through certain third-party payors, which could reduce our revenues. In nine of the surgery centers in which we own an interest, a single physician performed over 25% of the total number of cases performed at the center during 2005. From time to time, we may have disputes with physicians who use our facilities and/or own interests in our centers or our company. Our revenues and profitability could be significantly reduced if we lost our relationship with one or more key physicians or groups of physicians or if a key physician or group ceased or reduced his or its use of our facilities. In addition, any damage to the reputation of a key physician or group of physicians or the failure of these physicians to provide quality medical care or adhere to professional guidelines at our facilities could damage our reputation, subject us to liability and significantly reduce our revenues. We also manage three physician networks that accounted for about 2% of our revenues during the year ended December 31, 2005. The termination of any of our contracts to manage our physician networks would have an immaterial effect on our financial position and results of operations. Subsequent to December 31, 2005, the Louisville IPA informed us that it was dissolving its association. We believe the decreased revenue as a result of the dissolution of the Louisville IPA will be immaterial to our financial position and results of operations. Income before the provision for income taxes provided by the Louisville IPA was less than 1.1% for each of the years ended December 31, 2005 and 2004.
     We have a limited history operating many of our centers.
     Since January 1999, we have acquired 41 surgery centers and developed 16 surgery centers, including five surgery centers that we subsequently divested. Several of these centers have been acquired or developed in the past few years and we have limited experience in operating the facilities. As a result, we have a limited history of operations upon which you can evaluate us or our prospects. Forecasts of our future revenues, expenses and operating results may not be as accurate as they would be if we had a longer history of operations.
     If we fail to comply with legislative and regulatory rules relating to privacy and security of patient health information and standards for electronic transactions, we may experience delays in payment of claims and increased costs and be subject to substantial fines.
     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates the adoption of security and integrity standards related to patient information. HIPAA also standardizes the method for identifying providers, employers, health plans and patients. Final rules implementing the security and integrity portion of HIPAA were adopted February 20, 2003 with a mandatory implementation date of April 20, 2005. We believe that we are in compliance with the HIPAA regulations. However, if we fail to comply with the requirements of HIPAA, we could be subject to civil penalties of up to $25,000 per calendar year for each provision contained in the privacy, security and transaction regulations that is violated and criminal penalties of up to $250,000 per violation for certain other violations.
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
     In November 1999, the Department of Health and Human Services issued final regulations creating additional safe harbor provisions, including a safe harbor that applies to physician ownership of, or investment interests in, surgery centers. These regulations do not apply to our facilities licensed as hospitals. The surgery center safe harbor protects four types of investment arrangements. Each category has its own requirements with regard to what type of physician may be an investor in the surgery center. In addition to the physician investor, the categories permit an “unrelated” investor, who is a person or entity that is not in a position to provide items or services related to the surgery center or its investors. Our business arrangements with our surgery centers typically consist of one or more of our subsidiaries being an investor in each partnership or limited liability company that owns the surgery center, in addition to providing management and other services to the surgery center. As a result of these and other aspects of our business arrangements, including those relating to the composition of physician groups that own an interest in our facilities, these arrangements do not comply with all the requirements of the surgery center safe harbor and, therefore, are not immune from government review or prosecution.

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
     Additionally, new federal or state laws may be enacted that would cause our relationships with physician investors to become illegal or result in the imposition of penalties against us or our facilities. If any of our business arrangements with physician investors were deemed to violate the federal anti-kickback statute or similar laws, or if new federal or state laws were enacted rendering these arrangements illegal, our financial position and results of operations could be adversely affected.
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
     The Deficit Reduction Act of 2005, as well as new pending legislation, could restrict our ability to operate new hospitals and could adversely impact our reimbursement revenues.
     On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. Section 5006 of the Deficit Reduction Act contains significant restrictions on specialty hospitals, including a provision preventing new specialty hospitals from enrolling in Medicare for the next six and possibly eight months. The Deficit Reduction Act also raises the specter of further Congressional and regulatory restrictions. The Deficit Reduction Act specialty hospital provisions require the Secretary of Health and Human Services to develop a strategic plan to address physician-owned specialty hospital issues such as proportionality of investment return, methods for determining bona fide investments, disclosure of investment interests and the provision of Medicaid and charity care by specialty hospitals. The Secretary is directed to issue a report to Congress no later than six months (or eight months, if the Secretary applies for a two-month extension) after the date of the enactment of the Deficit Reduction Act. The Secretary’s report will include recommendations for such specialty hospital legislative and administrative actions that the Secretary considers appropriate to address the issues identified in the Deficit Reduction Act.
     It is not certain what types of regulatory revisions CMS will make to address the perceived issues with specialty hospitals, or what recommendations it will make to Congress for future legislative action. If future legislation were to be enacted that prohibits all physician referrals to specialty hospitals in which the physicians own an interest, even if those facilities already exist, the financial position and results of operations of our specialty hospitals could be materially adversely affected.

     Section 5103 of the Deficit Reduction Act contains a provision that models surgery center reimbursement on the methodology and payment rates applicable to surgical services furnished in hospital outpatient departments. Specifically, for procedures furnished on or after January 1, 2007, but before the implementation of a revised payment system for ambulatory surgery centers, a surgery center cannot recoup more than the hospital outpatient department rate for a specific procedure, even if the standard overhead amount of the procedure exceeds the hospital outpatient department rate. This change does not apply to our facilities licensed as hospitals. Our revenue and profitability could be affected by this change. We are unable to predict the full effect of this change in the law.
     Furthermore, the Ambulatory Surgical Center Payment Modernization Act was introduced in 2005. This legislation would also model surgery center reimbursement on the methodology and payment rates applicable to surgical services furnished in hospital outpatient departments. This legislation, which has not yet been passed into law, adopts the recommendation of MedPAC that the ambulatory surgery center procedures list be modified and that ambulatory surgical centers be permitted to perform and receive Medicare facility payment for any surgical service, except for those services: (1) that the Department of Health and Human Services Secretary designates as posing a significant risk to beneficiary safety when furnished in an ambulatory surgery center; or (2) that require an overnight stay. This legislation would require that by January 1, 2008, CMS reimburse surgery centers on the basis of a uniform percentage of the rates paid to hospital outpatient departments for the same service. If this legislation is enacted, our revenue and profitability could be affected. We are unable to predict the full effect of this legislation on our revenues. These recommended changes do not apply to our facilities licensed as hospitals.
     We cannot predict what further legislation may be enacted or what regulations or guidelines may be established concerning third party reimbursement by state, federal or private programs. Reductions or changes in these programs could have a material adverse affect on our financial position and results of operations.
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
     We own and operate our surgery centers through 26 limited partnerships, 25 limited liability companies and one general partnership. Local physicians, physician groups and hospitals also own an interest in all but one of these partnerships and limited liability companies. In the partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership, even if we do not own all of the partnership interests. We also guarantee the debts and other obligations of many of the partnerships and limited liability companies in which we own an interest. Our senior credit facility allows us to borrow up to $150.0 million, including funds that we can lend to the partnerships and limited liability companies in which we own an interest. The physicians and physician groups that own an interest in these partnerships and limited liability companies do not guarantee a pro rata amount of this debt or the other obligations of these partnerships and limited liability companies.
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

     If regulations change, we may be obligated to purchase some or all of the ownership interests of our physician partners or renegotiate some of our partnership and operating agreements with our physician partners and management agreements with surgery centers.
     Upon the occurrence of various fundamental regulatory changes or changes in the interpretation of existing regulations, we may be obligated to purchase all of the ownership interests of the physician investors in most of the partnerships or limited liability companies that own and operate our surgery centers. The purchase price that we would be required to pay for these ownership interests is typically based on either a multiple of the center’s EBITDA, as defined in our partnership and operating agreements with these centers, or the fair market value of the ownership interests as determined by a third-party appraisal. The physician investors in some of our surgery centers can require us to purchase their interests in exchange for cash or shares of our common stock if these regulatory changes occur. In addition, some of our partnership agreements with our physician partners and management agreements with surgery centers require us to attempt to renegotiate the agreements upon the occurrence of various fundamental regulatory changes or changes in the interpretation of existing regulations and provide for termination of the agreements if renegotiations are not successful.
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
     We do not control whether or when any of these regulatory events might occur. In the event we are required to purchase all of the physicians’ ownership interests, our existing capital resources would not be sufficient for us to meet this obligation. These obligations and the possible termination of our partnership and management agreements would have a material adverse effect on our financial position and results of operations.
     If we become subject to malpractice and related legal claims, we could be required to pay significant damages, which may not be covered by insurance.
     In recent years, physicians, hospitals and other health care providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. We maintain liability insurance in amounts that we believe are appropriate for our operations. Currently, we maintain professional and general liability insurance that provides coverage on a claims made basis of $1.0 million per occurrence and $3.0 million in annual aggregate coverage per facility. We also maintain business interruption insurance and property damage insurance, as well as an additional umbrella liability insurance policy in the aggregate amount of $20.0 million. However, this insurance coverage may not cover all claims against us. Insurance coverage may not continue to be available at a cost allowing us to maintain adequate levels of insurance. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, our financial position and results of operations could be adversely affected.
     Significant indebtedness could limit our ability to operate our business and pursue business opportunities.
     As of March 10, 2006, we had outstanding debt under our senior credit facility of about $103.0 million that we incurred to finance our acquisitions and developments and for other general corporate purposes. Our senior credit facility allows us to borrow up to $150.0 million. Our significant indebtedness could have important consequences, including the following:
•	we may be required to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness, reducing the funds available to fund working capital, capital expenditures and other general corporate purposes;

•	some of our borrowings are at variable rates of interest and we are vulnerable to increases in interest rates;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	we may be at a disadvantage to our competitors who are less leveraged;

•	we may be more vulnerable to a downturn in our business or the economy generally;

•	our senior credit facility contains numerous financial and other restrictive covenants, including restrictions on paying dividends, incurring additional indebtedness and buying or selling assets; and

•	our senior credit facility requires us to pledge the capital stock or other equity interests of our subsidiaries to the bank group as collateral security.
     We face intense competition for physicians, strategic relationships, acquisitions and managed care contracts, which may result in a decline in our revenues, profitability and market share.
     The health care business is highly competitive. We compete with other health care providers, primarily hospitals and other surgery centers, in recruiting physicians to utilize our facilities and in contracting with managed care payors in each of our markets. There are unaffiliated hospitals in each market in which we operate. These hospitals have established relationships with physicians and payors. In addition, other companies either are currently in the same or similar business of developing, acquiring and operating surgery centers and other facilities or may decide to enter our business. Many of these companies have greater resources than we do, including financial, marketing, staff and capital resources. We may also compete with some of these companies for entry into strategic relationships with health care systems and health care professionals. In addition, many physician groups develop surgery centers without a corporate partner, utilizing consultants who perform services for a fee and do not take an equity interest in the ongoing operations of the center. In recent years, more physicians are choosing to perform procedures, including pain management and gastrointestinal procedures, in an office-based setting rather than in a surgery center or hospital. If we are unable to compete effectively with any of these entities or groups, we may be unable to implement our business strategies successfully and our financial position and results of operations could be adversely affected.
     A large number of our surgery centers are located in Texas and Florida, which makes us particularly sensitive to regulatory, economic and other conditions in those states. In addition, four of our surgery centers account for a significant portion of our patient service revenues.
     Our revenues are particularly sensitive to regulatory, economic and other conditions in the states of Texas and Florida. As of March 10, 2006, we operated seven surgery centers in Texas and eight surgery centers in Florida. The surgery centers in Texas represented about 20.2% of our patient service revenues during 2005 and the surgery centers in Florida represented about 14.4% of our patient service revenues during 2005. In addition, Physicians Surgical Specialty Hospital in Houma, Louisiana, NorthStar Surgical Center in Lubbock, Texas, The Surgery Center of Kirkwood in Kirkwood, Missouri and Wilmington SurgCare in Wilmington, North Carolina, generated about 6.6%, 6.6%, 5.5% and 5.3%, respectively, of our patient service revenues during 2005. If these facilities are adversely affected by regulatory, economic and other conditions, or if these facilities do not perform effectively, our operating results will be adversely affected. None of our remaining surgery centers accounted for more than 5.0% of our revenues during 2005.
     We depend on our senior management and we may be adversely affected if we lose any member of our senior management.
     We are highly dependent on our senior management, including Richard E. Francis, Jr., our chairman of the board and chief executive officer, and Clifford G. Adlerz, our president and chief operating officer. We have entered into employment agreements with Messrs. Francis and Adlerz and William V.B. Webb, our chief development officer.

The initial term of each of these agreements is three years, which is automatically extended so that the term is three years until terminated. We may terminate each employment agreement for cause. In addition, either party may terminate the employment agreement at any time by giving prior written notice to the other party. We do not maintain “key man” life insurance policies on any of our officers. Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on our financial position and results of operations.
     We face risks related to compliance with corporate governance laws and financial reporting standards.
     The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission, Nasdaq and the Public Company Accounting Oversight Board, required changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. We became a public company in February 2004 and we were required to comply with the provisions of Section 404 commencing with our fiscal year ended December 31, 2005. We believe that we are in compliance with Section 404. Failure to be fully compliant with these rules and regulations could materially adversely affect our financial position and results of operations.
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
     Our ownership interests in surgery centers generally are held through limited partnerships or limited liability companies in which we maintain an ownership interest along with physicians or physician practice groups. As general partner or manager of these entities, we may have a special responsibility, known as a fiduciary duty, to manage these entities in the best interests of the other interest holders. We also have a duty to operate our business for the benefit of our stockholders. As a result, we may encounter conflicts between our responsibility to the other interest holders and our responsibility to our stockholders. For example, we have entered into management agreements to provide management services to our surgery centers in exchange for a fee. Disputes may arise as to the nature of the services to be provided or the amount of the fee to be paid. In these cases, we are obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests or the interests of our stockholders. Disputes may also arise between us and our physician investors with respect to a particular business decision or regarding the interpretation of the provisions of the applicable limited partnership agreement or operating agreement. We seek to avoid these disputes but have not implemented any measures to resolve these conflicts if they arise. If we are unable to resolve a dispute on terms favorable or satisfactory to us, our financial position and results of operations may be adversely affected.
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
     As of December 31, 2005, our officers, directors and their affiliates together beneficially owned about 12.9% of our outstanding common stock. Accordingly, these stockholders are able to exert significant influence over:
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
     In the past, other companies in the health care industry have experienced volatility in the market price of their stock and have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future which could divert our management’s attention and resources and could have a material adverse effect on our financial position and results of operations.
Item 1B. Unresolved Staff Comments
          None.

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
     As disclosed in our 2004 Annual Report on Form 10-K filed March 28, 2005, MediSphere Health Partners, Inc. filed a breach of contract action against Symbion Ambulatory Resource Centres, Inc., one of our subsidiaries, in the Chancery Court for Davidson County, Tennessee on February 4, 2005. MediSphere seeks in the lawsuit to recover $1,062,857 (plus attorneys’ fees), which it claims to be due pursuant to the terms of a Stock Purchase Agreement between Symbion Ambulatory Resource Centres, Inc. and MediSphere dated November 4, 2003. On March 21, 2005, Symbion Ambulatory Resource Centres, Inc. filed an answer to the complaint. In the answer, we denied that any amounts are due under the terms of the Stock Purchase Agreement, and asserted a counterclaim against MediSphere. In the counterclaim, we seek to recover in excess of $3.0 million in damages out of MediSphere’s breach of certain of the representations and warranties contained in the Stock Purchase Agreement, and MediSphere’s intentional concealment and misrepresentation of facts material to the Stock Purchase Agreement and the November 17, 2003 closing of the transactions contemplated therein. We have also asserted a counterclaim against certain of MediSphere’s preferred shareholders. We dispute MediSphere’s claims that any amounts are due under the terms of the Stock Purchase Agreement and intend to defend the case vigorously.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of the stockholders during the fourth quarter ended December 31, 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Market for Common Stock. Until February 6, 2004, there was no established public trading market for our common stock. On February 6, 2004, our common stock commenced trading on the Nasdaq National Market under the symbol “SMBI.” The following table sets forth for the periods indicated the high and low bid prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
2005
First Quarter	$22.95	$18.39
Second Quarter	23.97	21.04
Third Quarter	27.72	22.20
Fourth Quarter	26.79	21.95

	High	Low
2004
February 6, 2004 to March 31, 2004	$20.66	$16.98
Second Quarter	18.01	15.85
Third Quarter	19.30	15.83
Fourth Quarter	21.95	15.43
     On February 28, 2006, the last reported sales price for our common stock on the Nasdaq National Market was $23.58 per share. At February 28, 2006, there were approximately 174 stockholders of record.
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
     Recent Sales of Unregistered Securities. During the three months ended December 31, 2005, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The transaction described below was conducted in reliance upon the exemptions from registration provided in Sections 3(b) and 4(2) of the Securities Act and Regulation D and the other rules and regulations promulgated thereunder. This issuance was made without the use of an underwriter, and the certificate and other documentation evidencing the securities issued in connection with this transaction bears a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.
•	On October 5, 2005, we issued 252 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers upon a cashless exercise of warrants.

Item 6. Selected Financial Data
     The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for each of the three years in the period ended December 31, 2005, and the selected consolidated balance sheet data set forth below at December 31, 2005 and 2004, are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated statement of operations data set forth below for the years ended December 31, 2002 and 2001, and the selected consolidated balance sheet data set forth below at December 31, 2003, 2002 and 2001, are derived from our audited consolidated financial statements that are not included in this report.
     The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share amounts)
Consolidated Statement Of Operations Data:
Revenues	$265,744	$216,325	$176,269	$144,688	$104,704
Cost of revenues	166,610	141,765	117,305	93,692	75,783
General and administrative expense	21,993	18,449	15,874	14,328	12,407
Depreciation and amortization	13,277	10,927	9,295	7,836	7,743
Provision for doubtful accounts	4,215	3,989	2,748	4,843	1,055
Loss (income) on equity investments	(1,273)	(1,272)	(402)	(541)	192
Impairment and loss on disposal of long-lived assets	1,541	271	437	492	385
Gain on sale of long-lived assets	(1,785)	(250)	(571)	(457)	(2,346)

Total operating expenses	204,578	173,879	144,686	120,193	95,219

Operating income	61,166	42,446	31,583	24,495	9,485
Minority interests in income of consolidated subsidiaries	(25,871)	(15,549)	(10,447)	(7,353)	(1,909)
Interest expense, net	(4,851)	(4,862)	(5,782)	(4,625)	(2,600)

Income before income taxes	30,444	22,035	15,354	12,517	4,976
Provision (benefit) for income taxes	11,389	8,483	(2,170)	215	287

Net income	$19,055	$13,552	$17,524	$12,302	$4,689

Net income per share:
Basic	$0.90	$0.69	$1.66	$1.19	$0.47
Diluted	$0.86	$0.67	$1.38	$1.01	$0.45
Shares used to compute net income per share:
Basic	21,285,211	19,736,722	10,536,745	10,349,568	9,908,447
Diluted	22,028,591	20,347,385	12,658,620	12,144,140	10,341,085
Cash Flow Data:
Net cash provided by operating activities	$41,903	$28,087	$20,807	$21,770	$8,438
Net cash used in investing activities	(68,840)	(104,852)	(66,974)	(21,592)	(5,821)
Net cash provided by (used in) financing activities	32,095	82,383	43,177	5,235	(3,423)
Other Data:
EBITDA (1)	$48,572	$37,824	$30,431	$24,978	$15,319
EBITDA as a % of revenues	18.3%	17.5%	17.3%	17.3%	14.6%
Number of surgery centers operated as of the end of period(2)	59	54	44	34	24

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$48,784	$41,455	$25,979	$24,839	$21,706
Total assets	436,378	365,761	252,784	188,888	100,799
Total long-term debt, less current maturities	101,969	69,747	101,037	57,738	39,983
Total stockholders’ equity	260,058	237,998	104,015	86,677	41,610

(1)	When we use the term “EBITDA,” we are referring to net income plus (a) income tax expense (provision), (b) interest expense, net and (c) depreciation and amortization. Minority interest expense represents the interests of third parties, such as physicians, hospitals and other health care providers, that own interests in surgery centers that we consolidate for financial reporting purposes. We consolidate for financial reporting purposes the financial results of 43 of the 50 surgery centers in which we owned an interest as of December 31, 2005. Our operating strategy involves sharing ownership of our surgery centers with physicians, physician groups and hospitals. These third parties own an interest in all but one of the centers in which we own an interest. We believe that it is preferable to present EBITDA because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgery centers and other operations.

We use EBITDA as a measure of liquidity. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures. We also use EBITDA, with some variation in the calculation, to determine our compliance with some of the covenants under our senior credit facility, as well as to determine the interest rate and commitment fee payable under the senior credit facility.

EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from EBITDA are significant components in understanding and evaluating financial performance and liquidity. Our calculation of EBITDA is not comparable to the EBITDA measure we have used in prior reports but is consistent with the measure EBITDA less minority interests that we previously reported. Our calculation of these measures may not be comparable to similarly titled measures reported by other companies.

The following table reconciles EBITDA to net cash provided by operating activities:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
	(unaudited)
EBITDA	$48,572	$37,824	$30,431	$24,978	$15,319
Depreciation and amortization	(13,277)	(10,927)	(9,295)	(7,836)	(7,743)
Interest expense, net	(4,851)	(4,862)	(5,782)	(4,625)	(2,600)
Income taxes	(11,389)	(8,483)	2,170	(215)	(287)

Net income	19,055	13,552	17,524	12,302	4,689

Depreciation and amortization	13,277	10,927	9,295	7,836	7,743
Impairment and loss on disposal of long-lived assets	1,541	271	437	492	385
Gain on sale of long-lived assets	(1,785)	(250)	(571)	(457)	(2,346)
Minority interests in income of consolidated subsidiaries	25,871	15,549	10,447	7,353	1,909
Distributions to minority partners	(23,225)	(14,420)	(10,690)	(6,177)	(2,186)
Loss (income) on equity investments	(1,273)	(1,272)	(402)	(541)	192
Provision for bad debts	4,215	3,989	2,748	4,843	1,055
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(4,929)	(5,274)	(3,537)	(5,694)	(1,052)
Other current assets	414	1,465	(7,016)	(3,080)	(2,424)
Other current liabilities	8,742	3,550	2,572	4,893	473

Net cash provided by operating activities	$41,903	$28,087	$20,807	$21,770	$8,438

(2)	Includes surgery centers that we manage but in which we do not have an ownership interest.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our audited consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read Item 1A. “Risk Factors” found elsewhere in this report. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.
Executive Overview
     Our Company
     We own and operate a network of surgery centers in 22 states. As of March 10, 2006, we owned and operated 52 surgery centers and managed nine additional surgery centers. We own a majority interest in 35 of the 52 surgery centers in which we own an interest, and consolidate 44 of these centers for financial reporting purposes. However, one of the majority-owned and consolidated surgery centers was acquired after December 31, 2005 and one of our newly-developed surgery centers began operations after December 31, 2005; therefore, the results of these two surgery centers are not included in our discussion of 2005 results. Our surgery centers include three facilities that are licensed as hospitals, two of which we own and one of which we manage. In addition to our surgery centers, we also operate one diagnostic center and manage three physician networks, including two physician networks in markets in which we operate surgery centers.
     Much of our growth during 2005 occurred through acquisitions and same store growth. Since December 31, 2004, we have acquired six surgery centers and developed one additional surgery center. Of the newly-acquired and developed surgery centers, we consolidate and have a majority interest in four of the seven facilities for financial reporting purposes. We also began the initial development of three additional surgery centers. We used a mixture of cash from operations and proceeds from our senior credit facility to acquire these interests. We believe that our continued growth and success depends not only on acquiring surgery centers, but also on the improved performance of facilities that we already own and operate. Our same store facility revenues increased during 2005 as a result of increases in the number of cases and a shift to a more favorable payor mix. However, during the third quarter of 2005, our case volumes in Louisiana, Texas and North Carolina were adversely impacted by several hurricanes. Facilities located in Hammond, Houma and Metairie, Louisiana and facilities located in Texas and North Carolina were temporarily shut down as a result of the hurricanes. The facilities located in Hammond and Houma, Louisiana and the facilities located in Texas and North Carolina reopened during the third quarter of 2005 and showed improved case volume during the fourth quarter 2005. Our surgery center located in Metairie, Louisiana reopened late in the fourth quarter of 2005. We estimate that we lost approximately $1.7 million in revenue during the year ended December 31, 2005, as a result of the closure of the facilities affected by the hurricanes during the third and fourth quarters. We carry business interruption insurance that may compensate us for our losses related to the closure of facilities because of the hurricanes.
     We anticipate acquiring about three to four centers and developing three to four centers annually during the next three to five years. A typical surgery center costs us between $3.0 million and $7.0 million to develop and equip, excluding costs of real estate. This cost varies depending on the range of specialties that will be provided at the facility and the number of operating and treatment rooms. We typically fund about 70% of the development costs of a new surgery center with borrowings under our senior credit facility, and the remainder with equity contributed by us and the other owners of the center. Our ownership interests in surgery centers that we have developed range from 23% to 81%, although we anticipate that we will own primarily majority interests in future developments. The remaining owners are typically local physicians, physician groups or hospitals. We expect that our acquisition and development program will require substantial capital resources, which we estimate to range from $35.0 million to $75.0 million per year over the next three years. In addition, the operations of our existing facilities will require ongoing capital expenditures. We expect that our capital needs will be financed through a combination of cash flow from operations, bank debt and the issuance of debt and equity securities.

     Revenues
     We generate revenue and cash primarily through patient service revenues. We also generate revenue and cash, although to a lesser extent, through physician service revenues and other service revenues. Patient service revenues are revenues from surgical or diagnostic procedures performed in each of the surgery centers that we consolidate for financial reporting purposes. The fee charged for a procedure varies depending on the procedure, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications. The fee does not include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor. Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid. Changes in estimated contractual adjustments and discounts are recorded in the period of change.
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
     The following table summarizes our revenues by service type as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Patient service revenues	95%	94%	90%
Physician service revenues	2	2	2
Other service revenues	3	4	8

Total	100%	100%	100%

     Operating Trends
     We intend to increase revenues by increasing the number of cases performed at each surgery center. We also intend to increase revenues by acquiring additional surgery centers and developing new surgery centers. As a result of the increased revenues, we expect our EBITDA margin to increase due to operating efficiencies and economies of scale as a result of leveraged general and administrative expenses. Our success in the future will be determined by the continued success of our current surgery centers as well as our ability to acquire and integrate new facilities.
Acquisitions, Developments and Divestitures
     Acquisitions and Developments
     During 2005, we acquired six surgery centers and developed one additional surgery center. We have a majority interest in and consolidate four of the surgery centers for financial reporting purposes. We entered into management agreements with each of these centers. In addition, we began the initial development of three additional surgery centers. Our investment related to these centers was about $50.4 million We paid for these investments using cash from operations and funds available under our senior credit facility.

     During 2004, we acquired six surgery centers and two other surgery centers we intended to develop through syndication, renovation and expansion. We also opened one imaging center and entered into a management agreement for one additional surgery center. We entered into management agreements with each of these centers. One of our newly-developed surgery centers was developed through a partnership with one of our existing physician networks. Our investment related to these centers was about $66.3 million. We paid for these investments using cash from operations and funds available under our senior credit facility.
     During 2003, we acquired five surgery centers. We entered into management agreements with each of these surgery centers and have a majority ownership interest in four of these centers. Our investment related to these centers was about $45.6 million. We paid for these investments using primarily funds available under our senior credit facility. In addition, we issued warrants to purchase 14,101 shares of our common stock.
     In addition, during 2003, we acquired an additional 39% ownership interest in Dry Creek Imaging Center, a diagnostic imaging center that is adjacent to our surgery center in the Denver, Colorado market, for about $1.5 million in cash. We now own 90% of the center. We also acquired an additional 16.4% ownership interest in Village SurgiCenter in Erie, Pennsylvania, for about $1.0 million in cash. As of December 31, 2005, we own a 73% interest in the center.
     Divestitures
     During 2005, the Company sold its 51% ownership interest in the Erie Imaging Center, located in Erie, Pennsylvania, to Touchstone Medical Imaging, LLC (“Touchstone”) for $100,000 in cash and a $1.0 million promissory note payable to the Company by Touchstone on August 31, 2005. The Company received payment in full for the promissory note during the third quarter of 2005. The Company recorded a loss of approximately $725,000 related to the sale. Before the sale, Touchstone was the minority partner and manager of the Erie Imaging Center. Also during 2005, the Company closed a surgery center located in Edmond, Oklahoma and sold the surgery center’s land and building. The Company evaluated the current market and growth opportunities of the surgery center and decided the best strategy for the Company was to close the surgery center. Patient service revenues for the Edmond facility were less than 1% of the Company’s consolidated patient service revenues for each of the twelve months ended December 31, 2005, 2004 and 2003. In connection with the closure of the surgery center, including the sale of the real estate, the Company recorded a net pre-tax loss of approximately $600,000 during 2005.
     During 2004, after purchasing the outstanding ownership interests from our prior physician and hospital partners, we restructured our Physicians SurgiCenter of Houston partnership in Houston, Texas, creating a joint venture with the American Institute of Gastric Banding, Ltd. a privately-held single procedure focused surgical company based in Dallas, Texas (“AIGB”). In connection with the restructuring, we retained a 10% ownership in the surgery center and we no longer managed or consolidated the surgery center for financial reporting purposes. During 2005, we sold our remaining 10% ownership in the surgery center to AIGB for an immaterial gain.
     Effective May 20, 2003, the surgery center we managed in Knoxville, Tennessee closed following the opening of the new surgery center in this market that we developed with the same organization, University Health System, Inc. We have a 25% ownership interest in the new surgery center.
Critical Accounting Policies
     Our accounting policies are described in Note 2 of our consolidated financial statements included elsewhere in this report. In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, our management must make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates. Our actual results could differ from those estimates. We believe that the following critical accounting policies are important to the portrayal of our financial condition and results of operations, and require our management’s subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used. This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment regarding accounting policy.
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
     We also hold non-controlling interests in some surgery centers over which we exercise significant influence. Significant influence includes financial interests ranging from 19% to 42% and duties, rights and responsibilities for the day-to-day management of the surgery center. These non-controlling interests are accounted for under the equity method.
     In addition, on December 31, 2003, as a result of Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), we consolidated for financial reporting purposes a surgery center in which we do not own an interest. Under FIN 46, the surgery center is considered a VIE and we are the primary beneficiary. Therefore, under FIN 46 we are required to consolidate this surgery center for financial reporting purposes. The consolidation of this surgery center does not have a material impact on our results of operations.
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
     Our other service revenues are comprised of management and administrative service fees we derive from non-consolidated facilities that we account for under the equity method, management of surgery centers in which we do not own an interest and management services we provide to physician networks for which we are not required to provide capital or additional assets. The fees we derive from these management arrangements are based on a pre-

determined percentage of the revenues of each surgery center and physician network. We recognize other service revenues in the period in which services are rendered.
     Allowance for Contractual Adjustments and Doubtful Accounts
     Our patient service revenues are recorded net of estimated contractual allowances from third-party payors, which we estimate based on the historical trend of our surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. We use established fee schedules, historical payment rates, relationships with payors and procedure statistics to record receivables from third-party payors. While changes in estimated reimbursement from third-party payors remain a possibility, we expect that any such changes would be minimal and, therefore, not have a material effect on the Company’s financial position or results of operations.
     We estimate our allowances for bad debts using similar information and analysis. While we believe that our allowances for contractual adjustments and bad debts are adequate, if the actual write-offs are significantly different from our estimates, our results of operations may, in turn, be significantly impacted. Because we have the ability to verify a patient’s insurance coverage before services are rendered and because we have entered into contracts with third-party payors which account for a majority of our total revenue, the out-of-period contractual adjustments are minimal. Our net accounts receivable reflected allowances for doubtful accounts of $19.1 million and $13.7 million at December 31, 2005 and 2004, respectively.
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
     The following table summarizes our day’s sales outstanding as of the dates indicated:

	As of December 31,
	2005	2004	2003
Day’s sales outstanding	43	41	45
     Our target for day’s sales outstanding related to patient service revenues ranges from 40 days to 50 days. Our day’s sales outstanding for the dates presented in the table above are within the target range.
     Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. Each surgery center is responsible for analyzing accounts receivable to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required.
     At a consolidated level, we review the standard aging schedule, by facility, to determine the appropriate provision for doubtful accounts by monitoring changes in our consolidated accounts receivable by aged schedule, day’s sales outstanding and bad debt expense as a percentage of revenue. At a consolidated level, we do not review a consolidated aging by payor. Regional and local employees review each surgery center’s aged accounts receivable by payor schedule. These employees have a closer relationship with the payors and have a more thorough understanding of the collection process for that particular surgery center. Furthermore, this review is supported by an analysis of the actual net revenues, contractual adjustments and cash collections received. If our internal collection efforts are unsuccessful, we manually review patient accounts with balances of $25 or more. We then classify the accounts based on any external collection efforts we deem appropriate. An account is written-off only after we have pursued collection with legal or collection agency assistance or otherwise deemed an account to be uncollectible. Typically, accounts will be outstanding a minimum of 120 days before being written-off.
     Our accounts receivable aging, net of contractual adjustments but before our allowance for doubtful accounts, for consolidated surgery centers as of December 31 was (dollars in thousands):

	2005		2004
	Amount	% of Total	Amount	% of Total
Current	$18,291	35%	$14,717	35%
31 to 60 days	10,207	20	7,880	18
61 to 90 days	5,506	11	4,004	9
91 to 120 days	3,433	7	2,660	6
121 to 150 days	2,460	5	2,054	5
Over 150 days	11,678	22	11,316	27

Total	$51,575	100%	$42,631	100%

     We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor. However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal. Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered. It is our policy to collect co-payments and deductibles prior to providing services. It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure. Because our services are non-emergency, our surgery centers have the ability to control these procedures. Our patient service revenues from self-pay as a percentage of total revenues for 2005, 2004 and 2003 were approximately 4%, 3% and 3%, respectively.
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
     Long-lived Assets, Goodwill and Intangible Assets
     When events, circumstances or operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, we assess whether the carrying value of the assets will be recovered through undiscounted future cash flows expected to be generated from the use of the assets and their eventual disposition. If the assessment indicates that the recorded cost will not be recoverable, that cost will be reduced to estimated fair value. Estimated fair value will be determined based on a discounted future cash flow analysis. During 2005 and 2004, we recorded an impairment charge of approximately $69,000 and $271,000, respectively, primarily related to the write down of obsolete medical equipment. During 2003, we recorded an impairment charge of $275,000 related to software that we purchased but no longer intended to use. We believe that there has been no other impairment.
     Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill and indefinite lived intangible assets are tested for impairment at least annually using a fair value method. Impairment is measured at the reporting unit level using a discounted cash flows model to determine the fair value of the reporting units. We will perform a goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist, or at least annually during the fourth quarter each year. During the fourth quarter of 2005, the Company completed its annual impairment test and there was no indication of impairment.
     Professional and General Liability Risks
     We are subject to claims and legal actions in the ordinary course of our business, including claims relating to patient treatment, employment practices and personal injuries. To cover these claims, we maintain general and professional liability insurance in excess of self-insured retentions through a third-party commercial insurance carrier in amounts we believe to be sufficient for its operations. We expense the costs under the self-insured retention exposure for general and professional liability claims which relate to (i) deductibles on claims made during the policy period, and (ii) an estimate of claims incurred but not yet reported. Reserves and provisions for professional liability are based upon actuarially determined estimates. These estimates are based on various assumptions. Based on historical results and data currently available, we do not believe a change in one or more of these assumptions will have a material impact on our financial position or results of operations. These balances for professional liability represent the estimated costs of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Changes to the estimated reserve amounts are included in current operating results.
Results of Operations
     The following table summarizes certain statements of operations items for each of the three years ended December 31, 2005, 2004 and 2003. The table also shows the percentage relationship to total revenues for the periods indicated:

	Year Ended December 31,
	2005		2004		2003
		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues
	(dollars in thousands)
Revenues	$265,744	100.0%	$216,325	100.0%	$176,269	100.0%
Cost of revenues	166,610	62.7	141,765	65.5	117,305	66.5
General and administrative expense	21,993	8.3	18,449	8.5	15,874	9.0
Depreciation and amortization	13,277	5.0	10,927	5.0	9,295	5.3
Provision for doubtful accounts	4,215	1.6	3,989	1.8	2,748	1.6
Income on equity investments	(1,273)	(0.5)	(1,272)	(0.5)	(402)	(0.2)
Impairment and loss on disposal of long-lived assets	1,541	0.6	271	0.1	437	0.2
Gain on sale of long-lived assets	(1,785)	(0.7)	(250)	0.0	(571)	(0.3)

Total operating expenses	204,578	77.0%	173,879	80.4%	144,686	82.1%
Operating income	61,166	23.0	42,446	19.6	31,583	17.9
Minority interests in income of consolidated subsidiaries	(25,871)	(9.7)	(15,549)	(7.2)	(10,447)	(5.9)
Interest expense, net	(4,851)	(1.8)	(4,862)	(2.2)	(5,782)	(3.3)

Income before income taxes	30,444	11.5	22,035	10.2	15,354	8.7
Provision (benefit) for income taxes	11,389	4.3	8,483	3.9	(2,170)	(1.2)

Net income	$19,055	7.2%	$13,552	6.3%	$17,524	9.9%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Overview. In 2005, our revenues increased 22.8% to $265.7 million from $216.3 million for 2004. Net income increased 40.4% to $19.1 million for 2005 from $13.6 million for 2004. Our financial results in 2005 were driven by the addition of six newly-acquired surgery centers and one newly-developed surgery center. We also began development of three additional surgery centers during 2005. Our results were also impacted by the organic growth at existing centers. Patient service revenues at same store surgery centers increased 5.3% for 2005 as compared to 2004. For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those centers that we consolidate for financial reporting purposes for both the twelve months ended December 31, 2005 and 2004.
     Revenues. Revenues for the year ended December 31, 2005 as compared to the year ended December 31, 2004 were as follows (dollars in thousands):

			Dollar	Percent
	2005	2004	Variance	Variance
Patient service revenues:
Same store revenues	$200,573	$190,483	$10,090	5.3%
Revenue from surgery centers acquired or developed	52,607	12,195	40,412	—

Total patient service revenues	253,180	202,678	50,502	24.9
Physician service revenues	4,325	4,040	285	7.1
Other service revenues	8,239	9,607	(1,368)	(14.2)

Total revenues	$265,744	$216,325	$49,419	22.8%

     The increase in same store revenues was primarily the result of a 2.8% increase in the number of cases during 2005. The remaining increase in patient service revenues is related to surgery centers acquired or developed since January 1, 2004.
     Cost of Revenues. Cost of revenues for the year ended December 31, 2005 as compared to the year ended December 31, 2004 were as follows (dollars in thousands):

			Dollar	Percent
	2005	2004	Variance	Variance
Same store cost of revenues	$129,057	$124,260	$4,797	3.9%
Cost of revenues from surgery centers acquired or developed	37,553	17,505	20,048	—

Total cost of revenues	$166,610	$141,765	$24,845	17.5%

     The increase in same store cost of revenues was primarily the result of the increase in the number of cases performed during 2005 as compared to 2004. This increase was partially offset by lower general and professional liability expense during 2005 as compared to 2004. The general and professional liability expense includes reserves for an estimate of losses limited to deductibles and self-insured retention related to claims incurred and reported in the policy period and an estimate for unlimited losses related to claims incurred but not yet reported during the policy period. We based our accrual for general and professional liability expense on management’s analysis of independent actuarial studies that were performed during 2005 and 2004 by Casualty Actuarial Consultants, Inc. The decrease in our general and professional liability expense was due to a favorable claims history and improved industry data used in the 2005 study. The remaining $20.0 million increase in cost of revenues was the result of surgery centers acquired or developed since January 1, 2004. As a percentage of revenues, total cost of revenues decreased to 62.7% for 2005 from 65.5% for 2004. We adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006. We estimate increasing cost of revenues of approximately $210,000 during 2006 as a result of additional compensation expense related to stock options granted prior to December 31, 2005 that will vest during 2006.
     General and Administrative Expenses. General and administrative expenses increased 19.6% to $22.0 million for 2005 from $18.4 million for 2004. The increase in general and administrative expense was primarily related to the overall growth in the number of surgery centers and costs associated with our compliance with the Sarbanes-Oxley Act of 2002. As a percentage of revenues, general and administrative expense decreased to 8.3% for 2005 from 8.5% for 2004. This decrease was primarily the result of improved economies of scale. We estimate increasing general and administrative expenses of approximately $2.8 million during 2006 as a result of additional compensation expense related to stock options granted prior to December 31, 2005 that will vest during 2006.

     Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2005 as compared to the year ended December 31, 2004 were as follows (dollars in thousands):

			Dollar	Percent
	2005	2004	Variance	Variance
Same store depreciation and amortization	$10,992	$10,038	$954	9.5%
Depreciation and amortization from surgery centers acquired or developed	2,285	889	1,396	—

Total depreciation and amortization	$13,277	$10,927	$2,350	21.5%

     As a percentage of revenues, depreciation and amortization expense remained constant at 5.0% for 2005 and 2004.
     Provision for Doubtful Accounts. Provision for doubtful accounts increased 5.0% to $4.2 million for 2005 from $4.0 million for 2004. This increase is primarily attributed to the surgery centers acquired or developed since January 1, 2004. As a percentage of revenues, the provision for doubtful accounts decreased to 1.6% for 2005 from 1.8% for 2004.
     Income on Equity Investments. Income on equity investments represents the net income of certain investments we have in surgery centers. These surgery centers are not consolidated for financial reporting purposes. Income on equity investments remained constant at $1.3 million for the year of 2005 compared to 2004.
     Loss on Disposal of Long-Lived Assets. Loss on disposal of long-lived assets for 2005 primarily represents the loss related to our closing of a surgery center located in Edmond, Oklahoma and the loss on the disposal of our ownership interest in an imaging center located in Erie, Pennsylvania.
     Gain on Sale of Long-Lived Assets. Gain on sale of long-lived assets for the 2005 and 2004 primarily represents the gain we recognized on the sale of a portion of our ownership interests in certain surgery centers.
     Operating Income. Operating income increased $18.8 million to $61.2 million for 2005 from $42.4 million for 2004. The increase in operating income is primarily attributable to surgery centers acquired or developed since January 1, 2004. Same store operating income increased for 2005 as a result of an increase in cases and improved economies of scale. As a percentage of revenues, operating income increased to 23.0% for 2005 from 19.6% for 2004.
     Minority Interests in Income of Consolidated Subsidiaries. Minority interests in income of consolidated subsidiaries for the year ended December 31, 2005 as compared to the year ended December 31, 2004 were as follows (dollars in thousands):

			Dollar	Percent
	2005	2004	Variance	Variance
Same store minority interests	$19,038	$14,999	$4,039	26.9%
Minority interests from surgery centers acquired or developed	6,833	550	6,283	—

Total minority interests	$25,871	$15,549	$10,322	66.4%

     Minority interests in income of consolidated subsidiaries for same store facilities increased as a result of improved profitability at the same store facilities. Minority interest expense represents the portion of the surgery center’s net income that is attributable to the surgery center’s minority owners. Consequently, as the net income of the surgery centers increase, the corresponding minority interest expense will increase. As a percentage of revenues, minority interests in income from consolidated subsidiaries increased to 9.7% for 2005 from 7.2% for 2004.
     Interest Expense, Net of Interest Income. Interest expense, net of interest income, remained constant at $4.9 million for 2005 and 2004. Our interest expense was affected by our increased borrowing levels during 2005 as compared to 2004. However, our overall interest expense remained constant due to our lower interest rates during 2005 as compared to 2004.

     Provision for Income Taxes. The provision for income taxes increased $2.9 million to $11.4 million for 2005 as compared to $8.5 million for 2004. This increase in the provision for income taxes was due to the increase in income before income taxes. The effective tax rate for 2005 was 37.4% as compared to an effective rate of 38.5% for 2004. Our effective tax rate changed because of a change in our deferred tax assets and liabilities. Also, our effective tax rate changed due to favorable rate changes in certain states in which we operate.
     Net Income. Net income increased $5.5 million to $19.1 million for 2005 from $13.6 million for 2004. This increase was primarily the result of the increase in net income resulting from surgery centers acquired or developed since January 1, 2004 and an increase in cases performed in 2005 compared to 2004 at same store facilities. As a percentage of revenues, net income increased to 7.2% in 2005 from 6.3% for 2004.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     Overview. In 2004, our revenues increased 22.7% to $216.3 million from $176.3 million for 2003. Net income decreased 22.3% to $13.6 million for 2004 from $17.5 million for 2003. Our financial results in 2004 were driven by the addition of six newly-acquired surgery centers, three newly-developed surgery centers and one newly-developed diagnostic center. Our results were also impacted by the organic growth at existing centers. Results for 2003 included a benefit for income taxes of approximately $2.2 million, which primarily related to the recognition of deferred tax assets of approximately $3.1 million. The 2003 results also included the impact of higher interest expense and prepayment penalties incurred in connection with the refinancing of outstanding indebtedness, which was completed in the third quarter of 2003. We paid off the higher cost indebtedness with the proceeds from our initial public offering completed in February 2004. For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those centers that we consolidate for financial reporting purposes for both the twelve months ended December 31, 2004 and 2003.
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

     The increase in same store cost of revenues was primarily the result of the increase in the number of cases performed during 2004 as compared to 2003. This increase was partially offset by lower general and professional liability expense during 2004 as compared to 2003. The general and professional liability expense includes reserves for an estimate of losses limited to deductibles and self-insured retention related to claims incurred and reported in the policy period and an estimate for unlimited losses related to claims incurred but not yet reported during the policy period. We based our accrual for general and professional liability expense on management’s analysis of independent actuarial studies performed during 2004 and 2003 by Casualty Actuarial Consultants, Inc. The remaining $19.6 million increase in cost of revenues was the result of surgery centers acquired or developed since January 1, 2003. As a percentage of revenues, total cost of revenues decreased to 65.5% for 2004 from 66.5% for 2003. If we had adopted FIN 46(R) effective January 1, 2003, total cost of revenues would have increased 19.1% to $141.8 million for 2004 from $119.1 million for 2003. In addition, as a percentage of revenues, cost of revenues would have decreased to 65.5% for 2004 from 67.8% for 2003.
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
     Provision for Doubtful Accounts. Provision for doubtful accounts increased $1.3 million to $4.0 million for 2004 from $2.7 million for 2003. This increase was primarily attributed to the surgery centers acquired or developed since January 1, 2003. As a percentage of revenues, the provision for doubtful accounts increased to 1.8% for 2004 from 1.6% for 2003.
     Income on Equity Investments. Income on equity investments represents the net income of certain investments we have in surgery centers. These surgery centers are not consolidated for financial reporting purposes. The increase was primarily attributable to investments we made in surgery centers during 2004 and the fourth quarter of 2003.
     Operating Income. Operating income increased $10.8 million to $42.4 million for the year ended December 31, 2004 from $31.6 million for the year ended December 31, 2003. The increase in operating income was primarily attributable to surgery centers acquired or developed since January 1, 2003. Same store operating income increased $4.1 million for 2004 as a result of an increase in cases and improved economies of scale. This increase in same store operating income was partially offset by a $2.5 million increase in general and administrative expenses during 2004. As a percentage of revenues, operating income increased to 19.6% for 2004 from 17.9% for 2003.
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

Quarterly Results of Operations
     The following tables present a summary of our unaudited quarterly consolidated results of operations for each of the four quarters in 2005 and 2004. The unaudited financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited consolidated financial statements and related notes. Our quarterly operating results have varied in the past, may continue to do so and are not necessarily indicative of results for any future period.

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands)
	(unaudited)
Consolidated Statement of Operations Data:
Revenues	$62,179	$64,653	$66,422	$72,490
Operating expenses:
Salaries and benefits	16,008	15,851	17,762	18,132
Supplies	11,453	11,802	12,006	13,408
Professional and medical fees	3,319	3,487	3,510	3,564
Rent and lease expense	3,830	4,077	4,488	4,817
Other operating expenses	4,588	5,035	4,515	4,958

Cost of revenues	39,198	40,252	42,281	44,879
General and administrative expenses	5,402	5,904	5,069	5,616
Depreciation and amortization	3,146	3,114	3,359	3,658
Provision for doubtful accounts	714	1,068	1,378	1,055
Income on equity investments	(284)	(325)	(233)	(431)
Impairment and loss on disposal of long-lived assets	109	745	664	21
Gain on sale of long-lived assets	(241)	(782)	(758)	—

Total operating expenses	48,044	49,976	51,760	54,798
Operating income	14,135	14,677	14,662	17,692
Minority interests in income of consolidated subsidiaries	(5,969)	(5,863)	(6,453)	(7,586)
Interest expense, net	(1,034)	(880)	(1,408)	(1,529)

Income before income taxes	7,132	7,934	6,801	8,577
Provision for income taxes	2,746	3,054	2,619	2,970

Net income	$4,386	$4,880	$4,182	$5,607

Other Data:
Number of surgery centers operated as of the end of period(1)	56	56	59	59

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands)
	(unaudited)
Consolidated Statement of Operations Data:
Revenues	$51,947	$52,727	$52,031	$59,620
Operating expenses:
Salaries and benefits	13,581	13,738	13,717	15,359
Supplies	10,283	10,563	10,324	11,586
Professional and medical fees	2,598	2,708	2,849	3,338
Rent and lease expense	3,157	3,282	3,420	3,808
Other operating expenses	4,370	4,556	4,378	4,150

Cost of revenues	33,989	34,847	34,688	38,241
General and administrative expenses	4,544	4,633	4,496	4,776
Depreciation and amortization	2,712	2,746	2,846	2,623
Provision for doubtful accounts	697	832	995	1,465
Income on equity investments	(121)	(366)	(374)	(411)
Impairment and loss on disposal of long-lived assets	16	—	—	255
Gain on sale of long-lived assets	(80)	(77)	—	(93)

Total operating expenses	41,757	42,615	42,651	46,856
Operating income	10,190	10,112	9,380	12,764
Minority interests in income of consolidated subsidiaries	(3,420)	(3,538)	(3,246)	(5,345)
Interest expense, net	(2,577)	(696)	(718)	(871)

Income before income taxes	4,193	5,878	5,416	6,548
Provision for income taxes	1,614	2,263	2,084	2,522

Net income	$2,579	$3,615	$3,332	$4,026

Other Data:
Number of surgery centers operated as of the end of period(1)	44	45	51	54

(1)	Includes surgery centers that we manage but in which we do not have an ownership interest.
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
     During 2005, we acquired six surgery centers and developed one additional surgery center. We have a majority interest in four of the surgery centers. We entered into management agreements with each of these centers. Our investment related to these centers was about $50.4 million. We paid for these investments using cash from operations and funds available under our senior secured credit facility. We also began development of three additional surgery centers during 2005.
     During 2004, we acquired six centers and two other surgery centers we intended to develop through syndication, renovation and expansion. We also opened one imaging center and entered into a management agreement with one additional surgery center. We entered into management agreements with each of these centers. One of our newly-developed surgery centers was developed through a partnership with one of our existing physician networks. Our investment related to these centers was about $66.3 million. We paid for these investments using cash from operations and funds available under our senior credit facility.

     We have used capital during the past three years primarily to acquire and develop surgery centers. Our cash is used primarily to acquire centers, develop centers and pay operating expenses. We anticipate acquiring about three to four centers and developing three to four centers annually during the next three to five years. We expect that our acquisition and development program will require substantial capital resources, which we estimate to range from $35.0 million to $75.0 million per year over the next three years. In addition, the operations of our existing facilities will require ongoing capital expenditures. A typical surgery center costs us between $3.0 million and $7.0 million to develop and equip, excluding costs of real estate. This cost varies depending on the range of specialties that will be provided at the facility and the number of operating and treatment rooms. We typically fund about 70% of the development costs of a new surgery center with borrowings under our senior credit facility and cash from operations, and the remainder with equity contributed by us and the other owners of the center. In the past, our ownership interests in surgery centers that we have developed range from 23% to 81%, although we anticipate that we will own primarily majority interests in future developments. We expect that our capital needs will be financed through a combination of cash flow from operations, bank debt and the issuance of debt and equity securities.
Cash Flow Statement Information
     During 2005, we generated operating cash flow of $41.9 million. The $41.9 million includes distributions to minority interest holders of $23.2 million. Net cash used in investing activities during 2005 was $68.8 million, including $69.2 million of payments related to capital expenditures which consisted of payments for facilities acquired and developed and the acquisition of additional ownership interests in existing centers. Our net cash provided by financing activities during 2005 was $32.1 million, primarily related to $61.9 million of proceeds from borrowings under our senior credit facility. The proceeds from our long-term borrowing were partially offset by $34.4 million of principal payments on long-term debt.
     During 2004, we generated operating cash flow of $28.1 million. The $28.1 million included distributions to minority interest holders of $14.4 million. Net cash used in investing activities during 2004 was $104.9 million, including $106.3 million of payments related to capital expenditures which consisted of payments for facilities acquired and developed and the acquisition of additional ownership interests in existing centers. The $106.3 million includes $31.8 million related to our Series A convertible preferred stock and Series B convertible preferred stock which converted into common stock and the right to receive cash upon the completion of our initial public offering. Our net cash provided by financing activities during 2004 was $82.4 million, primarily related to $115.5 million of net proceeds from our initial public offering and $83.0 million of proceeds from borrowings under our senior credit facility. The proceeds from our initial public offering and long-term borrowing were partially offset by $118.8 million of principal payments on long-term debt.
Long-Term Debt
     In March 2005, we amended and restated our senior credit facility to allow us to borrow up to $150.0 million from a group of lenders for acquisitions, developments of new centers and working capital. The amendment and restatement of the senior credit facility has also lowered our interest costs and extended the maturity date of the senior credit facility until 2010. At December 31, 2005, we had outstanding indebtedness under our senior credit facility of $96.0 million. At our option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable margin. The applicable margin will vary depending upon the ratio of our consolidated funded indebtedness to consolidated EBITDA. As of December 31, 2005, the interest rate for this debt ranged from 5.42% to 5.89% per year based on the borrowing date. During 2005, we entered into an interest rate swap agreement. The interest rate swap protects us against certain interest rate fluctuations of the LIBOR rate on $50.0 million of the Company’s variable rate debt under the senior credit facility. The effective date of the interest rate swap was August 26, 2005, and it expires on March 21, 2010. The interest rate swap effectively fixes our LIBOR interest rate on the $50.0 million of variable debt at a rate of 4.49%. The senior credit facility contains various financial and non-financial covenants and restrictions. We believe that we are in compliance with these covenants and restrictions. The obligations under the senior credit facility and the related documents are secured by a first priority lien on substantially all of our wholly-owned subsidiaries’ real and personal property, a pledge of all the capital stock or other ownership interests in each of our wholly-owned subsidiaries, and a pledge of our ownership interests in substantially all of our majority-owned subsidiaries. Our obligations under the senior credit facility are guaranteed by all of our wholly-owned subsidiaries with assets with a fair market value of greater than $100,000.

     As of December 31, 2005, we had outstanding indebtedness to Synergy Bank in an aggregate amount of about $4.8 million. The notes payable to Synergy Bank are collateralized by the real estate owned by the surgery centers to which the loans were made. The notes mature in 2008 and bear interest at a rate of 6.7% per year. The notes contain various covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.
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
Contractual Obligations and Commercial Commitments
     The following table summarizes our contractual obligations by period as of December 31, 2005 on a historical basis:

	Payments Due by Period
		Less than			After 5
Contractual Obligation	Total	1 Year	1-3 Years	4-5 Years	Years
	(in thousands)
Long-term debt	$102,006	$823	$1,804	$99,379	$—
Capital lease obligations	1,310	524	697	89	—
Operating leases	117,388	14,687	28,505	24,941	49,255
Other long-term obligations	—	—	—	—	—

Total	$220,704	$16,034	$31,006	$124,409	$49,255

     The following table summarizes our other commercial commitments related to unconsolidated entities by period as of December 31, 2005 on a historical basis:

	Amount of Commitment Expiration Per Period
	Total
Other Commercial Commitments	Amounts	Less than			After 5
Related to Unconsolidated Entities	Committed	1 Year	1-3 Years	4-5 Years	Years
	(in thousands)
Operating lease guarantees	$1,030	$263	$551	$216	$—

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
     In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF No. 04-5 is effective for all limited partnerships formed after June 29, 2005 and for any limited partnerships in existence on June 29, 2005 that modify their partnership agreements after that date. EITF No. 04-5 is effective for all of the Company’s partnerships beginning January 1, 2006. We have evaluated all of our existing partnership agreements and determined the adoption of EITF No. 04-5 will not have a material effect on our financial position or results of operations.
     In December 2004, FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25. Among other items, SFAS No. 123(R) eliminates the use of the intrinsic value method of accounting. Instead, companies will be required to recognize in financial statements the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards. When SFAS No. 123(R) was issued, the effective date was the first reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission modified the effective date to be the beginning of the first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for us. Early adoption of SFAS No. 123(R) is allowed using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized utilizing SFAS No. 123(R) beginning with the effective date for all share-based payments granted or modified after that date, but is based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). The requirements are the same under the “modified retrospective” method, but companies are permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.
     We adopted SFAS No. 123(R) effective January 1, 2006. We will use the modified prospective method of adoption and will continue to use the Black-Scholes pricing method to value any future awarded options. The adoption of SFAS No. 123(R) will have a material impact on our statement of operations. We currently estimate the impact on our 2006 results of operations of adopting SFAS No. 123(R) to be approximately $3.0 million before applying the estimated applicable tax rate. Of the estimated $3.0 million to be recorded in 2006 upon adoption of SFAS No. 123(R), approximately $214,000 is expected to be recorded as salaries and benefits and approximately $2.8 million is expected to be recorded as general and administrative expense. We are estimating the effect of our stock based compensation for options granted prior to December 31, 2005 will be $0.09 per diluted share for 2006. Our estimate can vary in the future depending on many factors, including levels of options and awards granted in the future, forfeitures and when option or award holders exercise these awards.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At December 31, 2005, $96.0 million of our total long-term debt was subject to variable rates of interest, while the remaining $7.3 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of $960,000. The fair value of our long-term debt, based on a discounted cash flow analysis, approximates its carrying value as of December 31, 2005.
Item 8. Financial Statements and Supplementary Data
     Information with respect to this Item is contained in our consolidated financial statements beginning with the Index on Page F-1 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (included in our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely basis.
(b) Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.
Management has assessed the effectiveness of our internal control over financial reporting using the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment and those criteria, management believes that our internal control over financial reporting was effective as of December 31, 2005.
During 2005, we acquired an ownership interest in entities that own and operate the following surgery centers and equity method investments: Specialty Surgical Center of Beverly Hills/Brighton Way, Specialty Surgical Center of Beverly Hills/Wilshire Boulevard, Specialty Surgical Center of Encino, Specialty Surgical Center of Irvine and Specialty Surgical Center of Arcadia. Related to these acquisitions, our consolidated balance sheet includes $11.4 million and $3.1 million of total assets, excluding goodwill, and net assets, respectively, as of December 31, 2005, and our consolidated statement of operations includes $13.2 million and $2.0 million of total revenues and net income, respectively, for the year ended December 31, 2005. We have excluded these acquisitions from management’s assessment of internal control over financial reporting.

Management’s assessment of the effectiveness of internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s attestation report is included below.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Symbion, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Symbion, Inc. (“the Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Specialty Surgical Center of Beverly Hills/Brighton Way, Specialty Surgical Center of Beverly Hills/Wilshire, Specialty Surgical Center of Encino, Specialty Surgical Center of Irvine and Specialty Surgical Center of Arcadia (collectively, the “California Centers”) which are included in the 2005 consolidated financial statements of the Company and constituted $11.4 million and $3.1 million of total assets, excluding goodwill, and net assets, respectively, as of December 31, 2005, and $13.2 million and $2.0 million of total revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the California Centers.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symbion, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion thereon.
                                        /s/ Ernst & Young LLP
March 10, 2006
Nashville, Tennessee
(c) Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
     Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls. For these reasons, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
Directors and Executive Officers
     Information about our directors and executive officers is incorporated by reference to the information contained under the captions “Election of Directors,” “Corporate Governance” and “Executive Officers” included in our proxy statement relating to our annual meeting of stockholders to be held on May 9, 2006.
Code of Business Conduct and Ethics
     We have adopted a Code of Business Conduct and Ethics. This code of ethics is posted on our website located at www.symbion.com under the heading “Corporate Governance — Code of Business Conduct and Ethics.”
Compliance with Section 16(a) of the Exchange Act
     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our annual meeting of stockholders to be held on May 9, 2006.
Item 11. Executive Compensation
     This information is incorporated by reference to the information contained under the captions “Corporate Governance — Compensation of Directors” and “Executive Compensation” included in our proxy statement relating to our annual meeting of stockholders to be held on May 9, 2006. The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation also included in the proxy statement are expressly not incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information about the security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information” included in our proxy statement relating to our annual meeting of stockholders to be held on May 9, 2006.
Item 13. Certain Relationships and Related Transactions
     This information is incorporated by reference to the information contained under the caption “Executive Compensation – Certain Transactions” included in our proxy statement relating to our annual meeting of stockholders to be held on May 9, 2006.
Item 14. Principal Accountant Fees and Services
     This information is incorporated by reference to the information contained under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” included in our proxy statement relating to our annual meeting of stockholders to be held on May 9, 2006.

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
          (3) Exhibits

No.		Description

2.1	—	Agreement and Plan of Merger, dated as of March 7, 2002, among Symbion, Inc., Symbion Acquisition Sub, Inc. and Physicians Surgical Care, Inc. (a)

2.2	—	Purchase Agreement, dated as of November 11, 2004, by and among the members of Surgery Center Partners, L.L.C., Symbion Ambulatory Resource Centres, Inc. and SMBIMS Kirkwood, Inc. (b)

2.3	—	Purchase Agreement, dated as of July 27, 2005, by and among Members of Specialty Surgical Center, LLC, Specialty Surgical Center of Encino, LLC, Specialty Surgical Center of Irvine, LLC, Specialty Surgical Center of Arcadia, LLC, Symbion Ambulatory Resource Centres, Inc. and Affiliates of Symbion Ambulatory Resource Centres, Inc. (c)

3.1	—	Certificate of Incorporation (d)

3.2	—	Certificate of Amendment to Certificate of Incorporation (e)

3.3	—	Certificate of Retirement of Stock (f)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (d)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (e)

3.6	—	Bylaws (d)

4.1	—	Form of Common Stock Certificate (d)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (a)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (a)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (a)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (a)

No.		Description

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (g)

10.1	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and Richard E. Francis, Jr. (a) (n)

10.2	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and Clifford G. Adlerz (a) (n)

10.3	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and William V. B. Webb (a) (n)

10.4	—	Securities Purchase Agreement, dated as of July 18, 2003, among Symbion, Inc. and DLJ Investment Partners II, L.P. and its affiliates (d)

10.5	—	Form of 14 3/4% Senior Subordinated Note due 2008 (d)

10.6	—	Credit Agreement, dated as of July 18, 2003, among Symbion, Inc., various lenders party thereto, Bank of America, N.A., as Administrative Agent and as Issuing Bank, Credit Suisse First Boston as Syndication Agent, Key Corporate Capital, Inc. as Documentation Agent, and Banc of America Securities, LLC, as sole Lead Arranger and Sole Book Manager (d)

10.7	—	First Amendment to Credit Agreement, dated January 30, 2004, among Symbion, Inc., various lenders party thereto and Bank of America, N.A., as Administrative Agent and as Issuing Bank (d)

10.8	—	Amended and Restated Credit Agreement, dated as of March 21, 2005, among Symbion, Inc., the subsidiaries of Symbion identified therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Credit Suisse First Boston, as Syndication Agent, KeyBank National Association, as Documentation Agent and the other lenders party thereto (h)

10.9	—	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (a)

10.10	—	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (f)

10.11	—	Amended and Restated Ambulatory Resource Centres, Inc. 1997 Stock Option Plan (a) (n)

10.12	—	Ambulatory Resource Centres, Inc. Nonqualified Initial Option Plan (a) (n)

10.13	—	Symbion Stock Incentive Plan (a) (n)

10.14	—	Form of Incentive Stock Option Agreement under the Stock Incentive Plan (i) (n)

10.15	—	Form of Nonqualified Stock Option Agreement under the Stock Incentive Plan (i) (n)

10.16	—	Form of Restricted Stock Agreement under the Stock Incentive Plan (j) (n)

10.17	—	Symbion Non-Employee Directors Stock Option Plan (a) (n)

10.18	—	Form of Nonqualified Stock Option Agreement under the Non-Employee Directors Stock Option Plan (i) (n)

10.19	—	Symbion Employee Stock Purchase Plan (a) (n)

No.		Description

10.20	—	First Amendment to Symbion Employee Stock Purchase Plan (a) (n)

10.21	—	Second Amendment to Symbion Employee Stock Purchase Plan (k) (n)

10.22	—	Third Amendment to Symbion Employee Stock Purchase Plan (n)

10.23	—	Executive Change in Control Severance Plan, dated December 11, 1997 (a) (n)

10.24	—	Supplemental Executive Retirement Plan (l) (n)

10.25	—	Form of Deferred Stock Purchase Program Agreement (l) (n)

10.26	—	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc. (c)

10.27	—	2005 Bonus Plan (n)

10.28	—	Summary of Director Compensation (n)

10.29	—	Executive Officer Compensation and 2006 Bonus Plan (m) (n)

21.1	—	Subsidiaries of Registrant

23.1	—	Consent of Ernst & Young LLP

23.2	—	Consent of Casualty Actuarial Consultants, Inc. (2005 report)

23.3	—	Consent of Casualty Actuarial Consultants, Inc. (2004 report) (b)

23.4	—	Consent of Casualty Actuarial Consultants, Inc. (2003 report) (f)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50574).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed August 2, 2005 (File No. 000-50574).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(f)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(g)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (Registration No. 000-50574).

(h)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed March 25, 2005 (File No. 000-50574).

(i)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed December 14, 2004 (File No. 000-50574).

(j)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed January 11, 2005 (File No. 000-50574).

(k)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-50574).

(l)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50574).

(m)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed February 28, 2006 (File No. 000-50574).

(n)	Compensation plan or arrangement.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Symbion, Inc.
We have audited the accompanying consolidated balance sheets of Symbion, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symbion, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Symbion, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
March 10, 2006 Nashville, Tennessee

SYMBION, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$28,434	$23,276
Accounts receivable, less allowance for doubtful accounts of $19,088 and $13,738, respectively	32,487	28,893
Inventories	7,572	6,068
Prepaid expenses and other current assets	8,002	7,246

Total current assets	76,495	65,483
Property and equipment:
Land	1,625	1,694
Buildings and improvements	46,322	35,881
Furniture and equipment	68,579	59,764
Computers and software	7,561	7,041

	124,087	104,380
Less accumulated depreciation	(50,677)	(36,587)

Property and equipment, net	73,410	67,793
Goodwill	268,312	215,533
Other intangible assets, net	650	950
Investments in and advances to affiliates	13,770	12,927
Other assets	3,741	3,075

Total assets	$436,378	$365,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,727	$5,237
Accrued payroll and benefits	8,680	7,985
Other accrued expenses	10,957	9,186
Current maturities of long-term debt	1,347	1,620

Total current liabilities	27,711	24,028
Long-term debt, less current maturities	101,969	69,747
Other liabilities	17,845	10,350
Minority interests	28,795	23,638
Stockholders’ equity:
Common stock, 225,000,000 shares, $0.01 par value, authorized at December 31, 2005 and at December 31, 2004; 21,444,463 shares issued and outstanding at December 31, 2005, 21,032,777 shares issued and outstanding at December 31, 2004	214	210
Additional paid-in-capital	206,418	203,797
Stockholder notes receivable	(228)	(287)
Accumulated other comprehensive income	321	—
Retained earnings	53,333	34,278

Total stockholders’ equity	260,058	237,998

Total liabilities and stockholders’ equity	$436,378	$365,761

See accompanying notes.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues	$265,744	$216,325	$176,269
Operating expenses:
Salaries and benefits	67,753	56,395	46,275
Supplies	48,669	42,756	35,099
Professional and medical fees	13,880	11,493	9,889
Rent and lease expense	17,212	13,667	10,891
Other operating expenses	19,096	17,454	15,151

Cost of revenues	166,610	141,765	117,305
General and administrative expense	21,993	18,449	15,874
Depreciation and amortization	13,277	10,927	9,295
Provision for doubtful accounts	4,215	3,989	2,748
Income on equity investments	(1,273)	(1,272)	(402)
Impairment and loss on disposal of long-lived assets	1,541	271	437
Gain on sale of long-lived assets	(1,785)	(250)	(571)

Total operating expenses	204,578	173,879	144,686

Operating income	61,166	42,446	31,583
Minority interests in income of consolidated subsidiaries	(25,871)	(15,549)	(10,447)
Interest expense, net	(4,851)	(4,862)	(5,782)

Income before income taxes	30,444	22,035	15,354
Provision (benefit) for income taxes	11,389	8,483	(2,170)

Net income	$19,055	$13,552	$17,524

Net income per share:
Basic:	$0.90	$0.69	$1.66
Diluted:	$0.86	$0.67	$1.38
Weighted average number of common shares outstanding and common equivalent shares:
Basic:	21,285,211	19,736,722	10,536,745
Diluted:	22,028,591	20,347,385	12,658,620
See accompanying notes.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)

	Symbion, Inc.
	Series A and Series B		Symbion, Inc.		Additional	Stockholder	Accumulated Other	Retained	Total
	Convertible Preferred Stock		Common Stock		Paid-In	Notes	Comprehensive	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	(Deficit)	Equity
Balance at December 31, 2002	6,946,316	$21,742	10,570,565	$106	$62,008	$(381)	$—	$3,202	$86,677
Issuance of warrants and common stock, net of repurchases, and other	—	—	42,122	—	(262)	76	—	—	(186)
Net income	—	—	—	—	—	—	—	17,524	17,524

Balance at December 31, 2003	6,946,316	$21,742	10,612,687	$106	$61,746	$(305)	$—	$20,726	$104,015
Public offering of common stock	—	—	8,280,000	83	—	—	—	—	83
Conversion of Preferred Stock at time of public offering	(6,946,316)	(21,742)	1,789,341	18	24,795	—	—	—	3,071
Other initial public offering activity	—	—	—	—	111,764	—	—	—	111,764
Issuance of warrants and common stock, net of repurchases, and other	—	—	350,749	3	5,492	18	—	—	5,513
Net income	—	—	—	—	—	—	—	13,552	13,552

Balance at December 31, 2004	—	$—	21,032,777	$210	$203,797	$(287)	$—	$34,278	$237,998
Issuance of warrants and common stock, net of repurchases, and other	—	—	411,686	4	2,558	59	—	—	2,621
Amortized compensation expense related to restricted stock	—	—	—	—	63	—	—	—	63
Unrealized gain on interest rate swap, net of taxes	—	—	—	—	—	—	321	—	321
Net income	—	—	—	—	—	—	—	19,055	19,055

Balance at December 31, 2005	—	$—	21,444,463	$214	$206,418	$(228)	$321	$53,333	$260,058

See accompanying notes.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$19,055	$13,552	$17,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,277	10,927	9,295
Impairment and loss on disposal of long-lived assets	1,541	271	437
Gain on sale of long-lived assets	(1,785)	(250)	(571)
Minority interests	25,871	15,549	10,447
Distributions to minority partners	(23,225)	(14,420)	(10,690)
Income on equity investments	(1,273)	(1,272)	(402)
Provision for doubtful accounts	4,215	3,989	2,748
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(4,929)	(5,274)	(3,537)
Other assets	414	1,465	(7,016)
Other liabilities	8,742	3,550	2,572

Net cash provided by operating activities	41,903	28,087	20,807

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(55,479)	(95,198)	(48,940)
Purchases of property and equipment, net	(13,751)	(11,086)	(13,826)
Change in other assets	390	1,432	(4,208)

Net cash used in investing activities	(68,840)	(104,852)	(66,974)

Cash flows from financing activities:
Principal payments on long-term debt	(34,353)	(118,820)	(62,106)
Proceeds from debt issuances	61,938	83,000	100,419
Proceeds from capital contributions by minority partners	3,630	1,364	3,348
Proceeds from initial public offering, net	—	115,506	—
Change in other long-term liabilities	(1,570)	432	1,516
Net proceeds from issuance of common stock	2,450	901	—

Net cash provided by financing activities	32,095	82,383	43,177

Net increase (decrease) in cash and cash equivalents	5,158	5,618	(2,990)
Cash and cash equivalents at beginning of period	23,276	17,658	20,648

Cash and cash equivalents at end of period	$28,434	$23,276	$17,658

Supplemental cash flow information:
Cash paid for interest	$6,059	$6,436	$5,442

See accompanying notes.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(dollars in thousands, except per share amounts)
1. Organization
     Symbion, Inc. (the “Company”), through its wholly-owned subsidiaries, owns interests in partnerships and limited liability companies which own and operate surgery centers in joint-ownership with physicians and physician groups, hospitals and hospital networks. As of December 31, 2005, the Company owned and operated 50 surgery centers and managed nine additional surgery centers in 22 states. The Company owns a majority interest in 34 of the 50 surgery centers and consolidates 43 of these centers for financial reporting purposes. The Company’s surgery centers include three facilities that are licensed as hospitals, two of which are owned and one of which is managed. The Company also owns one diagnostic imaging center, which is located in a market in which the Company currently owns and operates a surgery center. In addition to the surgery centers and the diagnostic center, the Company manages three physician networks, including two physician networks in markets in which the Company also operates surgery centers. The Company also provides management and administrative services on a contract basis to surgery centers in which it does not own an interest.
2. Significant Accounting Policies and Practices
Basis of Presentation and Use of Estimates
     The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Examples include, but are not limited to, estimates of accounts receivable allowances, professional and general liabilities and the estimate of deferred tax assets or liabilities. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal, recurring nature. Actual results could differ from those estimates.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business. The physician limited partners and minority members of the entities that we control are responsible for the supervision and delivery of medical services. The governance rights of limited partners and minority members are restricted to those that protect their financial interests. Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach, gross negligence or bankruptcy. These protective rights do not preclude consolidation of the respective partnerships and limited liability companies. The consolidated financial statements also include the accounts of a variable interest entity in which the Company is the primary beneficiary. The variable interest entity is a surgery center located in the state of New York. The accompanying consolidated balance sheet as of December 31, 2005 and 2004 includes assets of $4,988 and $5,137, respectively, and liabilities of $156 and $132, respectively, related to the variable interest entity. All significant intercompany balances and transactions are eliminated in consolidation.
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

Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Approximately $1,083 of the Company’s 2005 cash and cash equivalents represent an escrow amount for indemnifications related to the 2005 purchase of the Company’s interest in surgery centers in California. The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
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

	2005	2004
Surgery centers	$31,903	$28,393
Physician networks	584	500

Total	$32,487	$28,893

     The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgery centers as of December 31:

Payor	2005	2004
Private insurance	70%	63%
Government	10	14
Self-pay	14	17
Other	6	6

Total	100%	100%

     Collection periods vary by payor class. During the year ended December 31, 2005, the collection period for private insurance payors generally ranged from 21 to 45 days, the collection period for government payors generally ranged from 21 to 35 days and the collection period for self-pay generally ranged from 75 to 80 days.
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

     Changes in the allowance for doubtful accounts and the amounts charged to revenues, costs and expenses were as follows:

	Allowance	Charged to
	Balance at	Revenues,	Charged to		Allowance
	Beginning of	Costs and	Other		Balance at
	Period	Expenses	Accounts(1)	Write-offs	End of Period
Year ended December 31:
2003	$11,632	$2,748	$1,362	$3,210	$12,532
2004	12,532	3,989	437	3,220	13,738
2005	13,738	4,215	5,002	3,867	19,088

(1)	Relates to allowances for doubtful accounts recorded under the purchase method of accounting for acquired entities.
Inventories
     Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Property and Equipment
     Property and equipment are stated at cost or, if obtained through acquisition, at fair value determined on the date of acquisition, and depreciated on a straight-line basis over the useful lives of the assets, generally three to five years for computers and software and five to seven years for furniture and equipment. Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term or the estimated useful life of the assets. Routine maintenance and repairs are charged to expenses as incurred, while expenditures that increase capacities or extend useful lives are capitalized. When events or circumstances indicate that the carrying value of certain property and equipment might be impaired, the Company prepares an expected undiscounted cash flow projection. If the projection indicates that the recorded amounts of the property and equipment are not expected to be recovered, these amounts are reduced to estimated fair value. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. For the year ended December 31, 2005 and 2004, the Company recorded impairment charges of $69 and $271, respectively, primarily related to a charge for obsolete medical equipment. For the year ended December 31, 2003, the Company recorded impairment charges of $275 related to software that the Company purchased but did not use.
     Depreciation expense, including the amortization of assets under capital leases, was $12,980, $10,855 and $9,224 for the years ended December 31, 2005, 2004 and 2003, respectively.
Goodwill and Indefinite Lived Intangible Assets
     Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill and other indefinite lived intangible assets are no longer amortized, but are tested at least annually through an impairment test using a fair value method. Impairment is tested using a discounted cash flows model to determine fair value. The Company will perform a goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist, or at least annually during the fourth quarter each year. Goodwill resulting from acquisitions is deductible for tax purposes over a 15-year period. There was no impairment related to goodwill for the years ended December 31, 2005, 2004 and 2003. See Note 6 for further disclosure on goodwill.
Service Agreement Rights
     Service agreement rights represent the exclusive right to operate the Louisville, Kentucky physician network during the 20-year term of the agreement. Originally, the service agreement right was amortized over 20 years. Amortization expense increased during 2005 because the term of the service agreement was decreased from the original 20-year term to an approximately 3-year term. Service agreement rights are recorded as other intangible assets on the accompanying consolidated balance sheets and had unamortized balances of $650 and $950 at December 31, 2005 and 2004, respectively. Amortization expense was $297 for the year ended December 31, 2005 and $72 for each of the two years ended December 31, 2004 and 2003. See Note 6 for further disclosure on service agreement rights. Subsequent to December 31, 2005, the Louisville, Kentucky independent practice association notified the Company that it would be dissolving. The Company will continue to manage the independent practice association through June 30, 2006.
Minority Interests
     The consolidated financial statements include all assets, liabilities, revenues and expenses of surgery centers in which the Company has a majority ownership interest or has other rights sufficient to allow the Company to consolidate the center. The Company has recorded minority interests in the earnings (losses) of such surgery centers.
Investments in and Advances to Affiliates
     The Company holds non-controlling interests in certain surgery centers in which it exercises significant influence. The Company accounts for such investments under the equity method. Investments in and advances to affiliates at December 31, 2005 and 2004 include approximately $3,471 and $4,835, respectively, of advances to, net investments in and a note receivable from a surgery center that the Company manages which are secured by substantially all of the assets of the related surgery center.
Other Assets
     Other assets at December 31, 2005 and 2004 included approximately $1,998 and $2,081, respectively, related to deferred financing costs. Deferred financing costs, which primarily relate to the Company’s senior credit facility, consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements. The deferred financing costs are amortized as interest expense on the accompanying consolidated statements of operations.
     Other assets at December 31, 2005 also included approximately $528 related to the fair value of the Company’s interest rate swap. During the third quarter of 2005, the Company entered into an interest rate swap to reduce the interest rate risk associated with the interest rate on the Company’s senior credit facility. See Note 8 for further disclosure on the Company’s interest rate swap.
Comprehensive Income
     The Company reports other comprehensive income as a measure of changes in stockholders’ equity that result from recognized transactions and other economic events of the period from nonowner sources. Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swap accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company entered into the interest rate swap during the third quarter of 2005. The value of the interest rate swap was an asset of $528, net of taxes of approximately $207, at December 31, 2005 and is recorded as accumulated other comprehensive income in the accompanying consolidated balance sheet. See Note 8 for further discussion of the Company’s interest rate swap. For the years ended December 31, 2004 and 2003, the Company had no items of comprehensive income recorded directly to stockholders’ equity.
Revenues
     Revenues consist of the following for the years ended December 31:

	2005	2004	2003
Patient service revenues	$253,180	$202,678	$158,121
Physician service revenues	4,325	4,040	3,796
Other service revenues	8,239	9,607	14,352

Total revenues	$265,744	$216,325	$176,269

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
     The following table sets forth by type of payor the percentage of our patient service revenues generated in 2005, 2004 and 2003 for surgery centers in which we owned an interest as of December 31:

Payor	2005	2004	2003
Private insurance	76%	76%	76%
Government	19	20	19
Self-pay	4	3	3
Other	1	1	2

Total	100%	100.0%	100.0%

Physician Service Revenues
     The Company derives all of its physician service revenues from physician networks with which it has service agreements. Physician service revenues from physician networks consist of reimbursable expenses, plus participation in the excess of revenue over expenses of the physician networks, as provided for in the service agreements. Reimbursed expenses include the costs of personnel, supplies and other expenses incurred to provide the management services to the physician networks. The Company recognizes physician service revenues in the period in which reimbursable expenses are incurred and in the period in which the Company has the right to receive a percentage of the amount by which a physician network’s revenues exceed its expenses. The participation component of physician service revenues is based on net billings. Changes in estimated contractual adjustments and bad debts are reflected in physician service revenues in the period of change. The Company’s physician service revenues would be impacted by changes in estimated contractual adjustments and bad debts recorded by the physician networks. As required by the service agreements, the Company purchases patient accounts receivable on a monthly basis from the physician networks at estimated net realizable value (i.e., net of estimated contractual adjustments and bad debts) to provide liquidity to the physician networks and collects amounts from the responsible payor as described under Accounts Receivable in Note 2. As of December 31, 2005, the Company had such an obligation to only one group of three physicians included in one of the three physician networks the Company manages. Such activity is reflected as cash flows from operating activities in the accompanying consolidated statements of cash flows. Accounts receivable are a function of clinic revenues generated by the physician networks, rather than physician service revenues of the Company.
     Physician service revenues consist of the following amounts for the years ended December 31:

	2005	2004	2003
Professional services revenues	$12,619	$11,028	$10,028
Contractual adjustments and bad debt expense	(5,680)	(4,924)	(4,235)

Clinic revenue	6,939	6,104	5,793
Medical group retainage	(2,614)	(2,064)	(1,997)

Physician service revenues	$4,325	$4,040	$3,796

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
     Had the Company used Black-Scholes estimates to determine the fair value of options granted under SFAS No. 123, and recorded a compensation expense, net income and net income per share attributable to common stockholders would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income as reported	$19,055	$13,552	$17,524
Add: Total compensation expense for stock option grants included in net income, net of taxes	40	—	—
Pro forma compensation expense for stock option grants	(2,385)	(1,842)	(2,122)

Pro forma net income	$16,710	$11,710	$15,402

Basic earnings per share:
As reported	$0.90	$0.69	$1.66
Pro forma	0.79	0.59	1.46
Diluted earnings per share:
As reported	$0.86	$0.67	$1.38
Pro forma	0.76	0.58	1.22
     On January 5, 2005, the Company granted restricted stock awards of 132,500 shares with a market value per share of $19.26 on that date. The Company is amortizing the expense related to the awards according to their vesting schedule. The amount of $40, included above in the 2005 reported net income, represents the expense of the restricted stock awards, net of income taxes, for the twelve months ended December 31, 2005.
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
     The Company has adopted SFAS No. 123(R) effective January 1, 2006. The Company will use the modified prospective method of adoption and will continue to use Black-Scholes pricing method to value any future awarded options. The adoption of SFAS No. 123(R) will have a material impact on the Company’s results of operations. The Company currently estimates the impact on the Company’s 2006 results of operations of adopting SFAS No. 123(R) to be approximately $2,967 before applying the estimated applicable tax rate. Of the estimated $2,967 to be recorded in 2006 upon adoption of SFAS No. 123(R), $214 is expected to be recorded as salaries and benefits and $2,753 is expected to be recorded as general and administrative expense. The Company’s estimate can vary in the future depending on many factors, including levels of options and awards granted in the future, forfeitures and when option or award holders exercise these awards. Had the Company adopted SFAS No. 123(R) in prior periods, the Company believes the impact of that standard would have approximated the impact of SFAS No. 123 as described above in the pro forma net income and earnings per share. See Note 9 and Note 15 for further information on the Company’s stock-based compensation.
Income Taxes
     Income taxes are computed based on the asset and liability method of accounting whereby deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. From time to time, the Company enters into transactions whereby the tax treatment of such transactions under the Internal Revenue Code or applicable state tax law is uncertain. The Company recognizes the tax treatment of these transactions in accordance with SFAS No. 5, “Accounting for Contingencies.” See Note 11 for further information on income taxes.
Non-Cash Investing Activities
     During 2005, the Company issued 21,649 shares of its common stock to various physician owners of our surgery centers in cashless exercises of warrants. During 2004, the Company recorded $3,652 of goodwill related to 204,500 shares of the Company’s common stock that were issued to the former stockholders of Physicians Surgical Care, Inc. The earn-out was based on the 2003 financial results of one of the surgery centers the Company acquired from Physicians Surgical Care, Inc. in April 2002.
Recently Issued Accounting Pronouncements
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

     In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF No. 04-5 is effective for all limited partnerships formed after June 29, 2005 and for any limited partnerships in existence on June 29, 2005 that modify their partnership agreements after that date. EITF No. 04-5 is effective for all of the Company’s partnerships beginning January 1, 2006. The Company evaluated all of its existing partnership agreements and determined the adoption of EITF No. 04-5 did not have a material effect on our financial position or results of operations.
Reclassifications
     Certain reclassifications have been made to the prior year financial statements to conform to the 2005 presentation. The reclassifications had no impact on the Company’s financial position or results of operations.
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
4. Acquisitions and Developments
     During 2005, the Company acquired six surgery centers and developed one additional surgery center. The Company also began development of three additional surgery centers. During 2004, the Company acquired six surgery centers and two other surgery centers the Company intended to develop through syndication, renovation and expansion. During 2003, the Company acquired five surgery centers. The following table summarizes the allocation of the aggregate purchase price of acquisitions for the years ended December 31:

	2005	2004	2003
Fair value of assets acquired	$62,425	$77,582	$49,925
Liabilities assumed	(11,983)	(11,271)	(4,284)
Common stock, preferred stock and warrants issued	—	—	(49)

Net cash used for acquisitions	$50,442	$66,311	$45,592

     The cash for the acquisitions was funded primarily through the Company’s senior credit facility with the remainder funded from the operations of the Company.
     These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisitions. These acquisitions placed the Company in new markets or expanded the Company’s presence in current markets.
     During 2004, the Company issued 204,500 shares of the Company’s common stock to the former stockholders of Physicians Surgical Care, Inc. (“PSC”) pursuant to an earn-out provision in the Company’s merger agreement with PSC. The earn-out was based on the 2003 financial results of one of the surgery centers acquired from PSC in April 2002. The earn-out is reflected in goodwill in the accompanying consolidated balance sheets in the amount of

$3,652, which represents the fair value of the shares issued. The Company paid $263 during 2003 in additional consideration related to surgery centers acquired in 2002, which are reflected as additions to goodwill in the accompanying consolidated balance sheets.
     Included in the acquisitions discussed above were the following individually significant transactions:
2005 Significant Acquisitions
     During the first quarter of 2005, the Company acquired a majority interest in Atlanta Center for Reconstructive Foot and Ankle Surgery, LLC and acquired a minority interest in Roswell Center for Foot and Ankle Surgery, LLC, a de novo surgery center that opened in February 2005. The Company acquired its ownership interests in these two surgery centers for an aggregate of approximately $5,700, using funds from operations and funds available under the Company’s senior credit facility. Both the Atlanta Center for Reconstructive Foot and Ankle Surgery and the Roswell Center for Foot and Ankle Surgery have two operating rooms. Both surgery centers are single-specialty surgery centers and are located in the northern suburbs of Atlanta, Georgia.
     During August 2005, the Company completed its acquisition of interests in five surgery centers in Southern California for approximately $49,200. As part of this transaction, the Company acquired a majority interest in three surgery centers and acquired a minority interest in two de novo surgery centers that opened in June 2004 and October 2004, respectively. In addition to the five surgery centers, the Company also acquired a minority interest in a de novo surgery center that is currently under development.
     The following represents the unaudited pro forma results of consolidated operations as if the 2005 acquisitions discussed above had occurred on January 1, 2005, after the effects of certain pro forma adjustments:

Year Ended
December 31, 2005
Revenues	$284,357
Income before income taxes	32,346
Earnings per share:
Basic	$0.95
Diluted	$0.92
     The acquisition purchase prices are preliminary and are subject to finalized purchase adjustments.
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
     During the third quarter of 2004, the Company acquired a majority ownership in four additional surgery centers for a total of approximately $12,648, using cash from operations and funds available under the Company’s senior credit facility. The Company acquired a surgery center located in Savannah, Georgia. The Savannah surgery center is a single-specialty surgery center with one operating suite, and the Company plans to develop this facility through syndication, renovation and expansion. The Savannah surgery center is a newly-developed facility that began operations in the months before the Company purchased the surgery center. The Company also acquired a surgery center located in Steubenville, Ohio. The Steubenville surgery center is a multi-specialty surgery center with three operating suites and one minor procedure room. In addition, the Company acquired a surgery center located in New Albany, Indiana. The New Albany surgery center is a multi-specialty surgery center with four operating suites and one minor procedure room. Finally, the Company acquired a surgery center located in Hammond, Louisiana. The Hammond surgery center is a multi-specialty surgery center with four operating suites and two minor procedure rooms. The Company entered into management agreements with all four of these centers.

     During the fourth quarter of 2004, the Company acquired a majority ownership interest in two surgery centers in Alabama and one surgery center in Missouri. The Birmingham Surgery Center, located in Birmingham, Alabama, is a single-specialty surgery center with three operating rooms. The Company converted this center to a multi-specialty surgery center and syndicated ownership in 2005. The North River Surgical Center, located in Tuscaloosa, Alabama, is a multi-specialty surgery center with two operating rooms, and the Company plans to develop this facility through syndication, renovation and expansion. The Surgery Center of Kirkwood, located in Kirkwood, Missouri, is a multi-specialty surgery center with three operating rooms and one minor procedure room. The Company acquired ownership interests in these three centers for an aggregate of approximately $40,155 in cash.
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
Developments and Other
     During 2005, the Company executed an agreement to develop, operate and own a minority interest in Cape Coral Ambulatory Surgery Center, LLC, a multi-specialty de novo center located in Cape Coral, Florida. The center is expected to be a five operating room surgery center and is projected to open during 2006.
     During 2004, the Company opened a newly-developed surgery center in Memphis, Tennessee. The Memphis surgery center is a single-specialty surgery center with one minor procedure room. The Memphis surgery center was developed through a partnership with one of our existing physician networks. Also, during 2004, the Company opened the newly-developed Erie Imaging Center in Erie, Pennsylvania. Erie Imaging Center is a diagnostic imaging center and is located in a market in which the Company owns and operates a surgery center. During 2005, the Company disposed of the Erie Imaging Center. In addition, the Company signed an agreement to manage the DeSoto Surgery Center in DeSoto, Mississippi. The DeSoto Surgery Center is an affiliate of Baptist Memorial Health Services, Inc.
     During 2003, the Company opened a newly-developed surgery center located in Columbia, Tennessee. The Columbia surgery center is a multi-specialty surgery center with two operating rooms and one treatment room.
5. Dispositions
     During 2005, the Company sold its 51% ownership interest in the Erie Imaging Center, located in Erie, Pennsylvania, to Touchstone Medical Imaging, LLC (“Touchstone”) for $100 in cash and a $1,000 promissory note payable to the Company by Touchstone on August 31, 2005. The Company received payment in full for the promissory note during the third quarter of 2005. The Company recorded a loss of approximately $725 related to the sale. Before the sale, Touchstone was the minority partner and manager of the Erie Imaging Center.
     Also during 2005, the Company closed a surgery center located in Edmond, Oklahoma and sold the surgery center’s land and building. The Company evaluated the current market and growth opportunities of the surgery center and decided the best strategy for the Company was to close the surgery center. Patient service revenues for the Edmond facility were less than 1% of the Company’s consolidated patient service revenues for each of the twelve months ended December 31, 2005, 2004 and 2003. In connection with the closure of the surgery center, including the sale of the real estate, the Company recorded a net pre-tax loss of approximately $600 during 2005.
     During 2004, after purchasing the outstanding ownership interests from the Company’s prior physician and hospital partners, the Company restructured its Physicians SurgiCenter of Houston partnership in Houston, Texas, creating a joint venture with the American Institute of Gastric Banding, Ltd. (“AIGB”), a privately-held single procedure focused surgical company based in Dallas, Texas. In connection with the restructuring, the Company retained a 10% ownership in the surgery center. The Company no longer manages or consolidates the surgery center for financial reporting purposes. During 2005, the Company sold its remaining 10% ownership interest in the surgery center $500 to AIGB.
     During 2003, the Company sold ownership interests in certain consolidated surgery centers for $1,659 in cash. The Company recorded an impairment and loss on disposal of long-lived assets of $162 and a gain on sale of long-lived assets of $571 in connection with these transactions.
6. Goodwill and Intangible Assets
     Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2003	$116,654
Purchase price allocations	97,433
Finalized purchase price allocations	1,446
Balance at December 31, 2004	215,533
Purchase price allocations	49,366
Finalized purchase price allocations	3,233
Balance at December 31, 2005	$268,312
     The purchase price allocation of $49,366 for 2005 relates to the Company’s purchase of surgery centers during 2005. See Note 4 for more disclosure on the Company’s 2005 acquisitions. The purchase price allocation of $97,433 for 2004 includes approximately $31,800 related to the Company’s Series A convertible preferred stock and Series B convertible preferred stock which converted into common stock and the right to receive cash upon completion of the Company’s initial public offering. The purchase price allocation of $97,433 also includes $3,652 of goodwill related to 204,500 shares of the Company’s common stock that were issued to the former stockholders of PSC pursuant to an earn-out provision in the Company’s purchase agreement with PSC. The earn-out was based on the 2003 financial results of one of the surgery centers acquired from PSC in March 2002. In addition, the purchase price allocation of $97,433 includes approximately $62,112 primarily related to new surgery centers the Company acquired during 2004. The finalized purchase price allocation of $3,233 and $1,446 for 2005 and 2004, respectively, includes settlements related to working capital and other adjustments that were made for acquisitions in prior years.
     Information regarding the Company’s other intangible assets is as follows:

	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
As of December 31, 2004
Service agreement rights	$1,370	$(420)
As of December 31, 2005
Service agreement rights	1,370	(717)
     Amortization expense for the years ended December 31, 2005, 2004 and 2003was $297, $72 and $72, respectively. During 2005, the Company renegotiated the service agreement rights. As a result of this renegotiation, the 2005 amortization expense for 2005 was increased to $297.
7. Operating Leases
     The Company leases office space and equipment for its surgery centers, including surgery centers under development. The lease agreements generally require the lessee to pay all maintenance, property taxes, utilities, and insurance costs.
     The future minimum lease payments under non-cancelable operating leases at December 31, 2005 are as follows:

2006	$14,687
2007	14,230
2008	14,275
2009	13,122
2010	11,819
Thereafter	49,255

Total minimum lease payments	$117,388

     Total rent and lease expense was $18,704, $15,055 and $12,089 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company incurred rental expense of $4,606, $4,019 and $3,143 under operating leases with physician investors and an entity that is an affiliate of one of the Company’s former directors for the years ended December 31, 2005, 2004 and 2003, respectively.
8. Long-Term Debt
     The Company’s long-term debt is summarized as follows:

	December 31,
	2005	2004
Senior credit facility	$96,000	$64,000
Notes payable to banks	4,752	5,055
Secured term loans	1,254	788
Capital lease obligations	1,310	1,524

	103,316	71,367

Less current maturities	(1,347)	(1,620)

	$101,969	$69,747

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
     The senior credit facility provides senior secured financing of up to $150,000 through a revolving credit line. Up to $2,000 of the senior credit facility is available for the issuance of standby letters of credit, and up to $5,000 of the senior credit facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum purchase amounts of $100. The Company is required to repay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At December 31, 2005 and December 31, 2004, the Company had $96,000 and $64,000, respectively, of outstanding debt under the senior credit facility. At the Company’s option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of the Company’s consolidated funded indebtedness to consolidated EBITDA. At December 31, 2005, the interest rate on the borrowings, which consists of LIBOR plus the applicable Eurodollar rate margin, under the senior credit facility ranged from 5.42% to 5.89%.
     During 2005, the Company entered into an interest rate swap agreement. The interest rate swap protects the Company against certain interest rate fluctuations of the LIBOR rate on $50,000 of the Company’s variable rate debt under the senior credit facility. The effective date of the interest rate swap was August 26, 2005, and it expires on March 21, 2010. The interest rate swap effectively fixes the Company’s LIBOR interest rate on the $50,000 of variable debt at a rate of 4.49%. The Company has recognized the fair value of the interest rate swap as a long-term asset of approximately $528 at December 31, 2005.
     At December 31, 2005, the Company was in compliance with all material covenants required by each long-term debt agreement.
Notes Payable to Banks
     A subsidiary of the Company has outstanding indebtedness to Synergy Bank (the “Mortgage Notes”). The Mortgage Notes are collateralized by the real estate owned by the surgery centers to which the loans were made. The Mortgage Notes mature in 2008 and bear interest at a rate of 6.7% per year. The aggregate outstanding principal balance under the Mortgage Notes was $4,752 and $5,055 at December 31, 2005 and December 31, 2004, respectively. The Mortgage Notes contain various covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.
Capital Lease Obligations
     The Company is liable to various vendors for several equipment leases. The outstanding balance related to these capital leases at December 31, 2005 and 2004 was $1,310 and $1,524, respectively. The leases have interest rates ranging from 3% to 11% per year and mature beginning in 2006 through 2009. The carrying value of property and equipment under capital leases at December 31, 2005 and 2004 was $1,987 and $2,029, respectively.

Other Long-Term Debt Information
     Scheduled maturities of obligations as of December 31, 2005 are as follows:

		Capital Lease
	Long-term Debt	Obligations	Total
2006	$823	$556	$1,379
2007	1,002	635	1,637
2008	802	153	955
2009	588	109	697
2010	98,791	—	98,791
Thereafter	—	—	—

	102,006	1,453	103,459
Less current maturities	(823)	(524)	(1,347)
Amounts representing interest	—	(143)	(143)

	$101,183	$786	$101,969

9. Stockholders’ Equity
Capital
     The holders of common stock are entitled to one vote per share on all matters on which stockholders are entitled to vote and do not have cumulative voting rights. The holders of common stock have no preemptive, conversion, redemption or sinking fund rights.
     As of December 31, 2005 and 2004, the Company had outstanding warrants to purchase 75,585 and 293,029, respectively, shares of common stock of the Company at exercise prices ranging from $6.77 to $13.87 per share. The decrease in outstanding warrants from December 31, 2004 to December 31, 2005 is primarily the result of the Company’s buyback of 132,475 physician held warrants for $1,382. These warrants were scheduled to expire during the first and second quarter of 2005. All warrants outstanding at December 31, 2005 were exercisable and expire beginning in 2008 through 2009.
Stock Options
     The aggregate maximum number of shares of the Company’s common stock authorized for issuance pursuant to the Stock Incentive Plan, the Non-Employee Directors Stock Option Plan, the Ambulatory Resource Centres Non-Qualified Initial Plan and the Ambulatory Resource Centres 1997 Stock Option Plan was 3,500,196 as of December 31, 2005. The maximum number of shares is calculated as the lesser of (i) the lesser of 6,348,328 or 12.5% of common stock outstanding on a fully diluted basis for the Stock Incentive Plan, (ii) the lesser of 380,899 or 0.75% of common stock outstanding on a fully diluted basis for the Non-Employee Directors Stock Option Plan, (iii) 168,192 shares of common stock for the Ambulatory Resource Centres Non-Qualified Initial Plan and (iv) 29,601 shares of common stock for the Ambulatory Resource Centres 1997 Stock Option Plan. All options have been granted at exercise prices that equaled the fair value of the stock on the date of grant and vest over a one-year to four-year period. The exercise periods for the three stock option plans are ten years.
     The estimated weighted average fair values of the options at the date of grant in 2005, 2004 and 2003 were $7.27, $6.75 and $9.48 per share, respectively. The fair values of the options were derived using the Black-Scholes option-pricing model and requirements as discussed in SFAS No. 123. In applying the Black-Scholes model, the Company assumed the following:

	Year Ended December 31,
	2005	2004	2003
Weighted average risk-free interest rate	3.8%	3.8%	4.1%
Expected volatility	31.8%	31.8%	70%
Expected life, in years	6	5	7
Expected dividend yield	—	—	—
Expected forfeiture rate	3%	3%	3%

     Weighted average risk-free interest rate
     The risk-free interest is used as a component of the fair value of stock options to take into account the time value of money. For the risk-free interest rate, the Company uses the implied yield on United States Treasury zero-coupon issues with a remaining term equal to the expected life, in years, of the options granted.
     Expected volatility
     Volatility, for the purpose of stock based compensation, is a measurement of the amount that a share price has fluctuated. Expected volatility involves reviewing historical volatility and determining what, if any, change the share price will have in the future. SFAS No. 123 recommended companies such as Symbion, whose common stock has only recently become publicly traded, to use average volatilities of similar entities. As a result, the Company has used the average volatilities of some of its competitors as an estimate in determining stock option fair values. As the Company becomes more familiar with the fluctuations in its own stock price and more history of the Company’s stock price can be compiled, the Company intends to use its own stock price volatility in the future for its stock option fair value pricing.
     Expected life, in years
     SFAS No. 123 requires that companies incorporate the expected life of the stock option. A clear distinction is made between the expected life of the option and the contractual term of the option. The expected life of the option is considered the amount of time, in years, the option is expected to be outstanding before it is exercised. Whereas, the contractual term of the stock option is the term the option is valid before it expires.
     Expected dividend yield
     Since issuing dividends will affect the fair value of a stock option, SFAS No. 123 requires companies to estimate future dividend yields or payments. The Company has not historically issued dividends and does not intend to issue dividends in the future. Therefore, the Company has used an expected dividend yield of zero.
     Expected forfeiture rate
     The Company has reviewed the forfeiture patterns of the Company’s option holders since the Company’s stock has been publicly traded and determined that 3% is a reasonable assumption to use in estimating the fair value of the Company’s stock options.
     The following is a summary of option transactions since December 31, 2002:

		Weighted
	Number of Shares	Average Exercise Price
December 31, 2002	1,434,383	$10.06
Granted	476,322	14.96
Exercised	(84,627)	0.66
Expired	(107,603)	10.35

December 31, 2003	1,718,475	$11.87
Granted	305,000	19.37
Exercised	(101,788)	9.85
Expired	(59,137)	12.82

December 31, 2004	1,862,550	$13.17
Granted	463,950	19.46
Exercised	(327,846)	9.59
Expired	(45,438)	15.95

December 31, 2005	1,953,216	$15.19

     At December 31, 2005, options to purchase 721,541 shares of common stock were available for grant.

     At December 31, 2005, 2004 and 2003, options to purchase 919,796 shares, 911,087 shares and 761,978 shares of common stock, respectively, were exercisable.
     The following table summarizes information regarding the options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
		Weighted-
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	as of	Remaining	Average	as of	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2005	Life	Price	2005	Price
$ 0.00 — $ 7.58	135,419	1.8	$0.54	134,081	$0.54
$ 7.58 — $10.10	42,852	4.2	$7.79	44,190	$7.58
$10.10 — $12.63	933	0.5	$10.69	933	$10.69
$12.63 — $15.15	1,021,612	7.9	$14.32	653,507	$14.21
$15.15 — $19.70	731,150	9.5	$19.31	87,085	$19.31
$19.70 — $23.68	21,250	9.5	$23.64	—	$—

	1,953,216	5.8	$15.19	919,796	$12.38

Since the Company’s shares have become publicly traded, all options granted have an exercise price of the Company’s share price on the date of grant.
10. Earnings Per Share
     Basic and diluted income per share are based on the weighted average number of common shares outstanding and the dilutive impact of outstanding options and warrants to purchase shares.

	Year Ended December 31,
	2005	2004	2003
Numerator for basic and diluted income per share:
Net income	$19,055	$13,552	$17,524

Denominator:
Denominator for basic income per share weighted-average shares outstanding	21,285,211	19,736,722	10,536,745
Effect of dilutive securities:
Employee stock options	698,382	353,432	301,903
Warrants	44,998	109,514	189,527
Preferred stock	—	140,712	1,567,910
Common stock held in escrow	—	7,005	62,535

Denominator for diluted income per share — adjusted weighted-average shares outstanding	22,028,591	20,347,385	12,658,620

Basic net income per share	$0.90	$0.69	$1.66
Diluted net income per share	$0.86	$0.67	$1.38
     The effects of 20,250, 265,000 and 450,928 employee stock options for 2005, 2004 and 2003, respectively, and 19,568 warrants for 2003 were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive. The decrease in preferred stock outstanding is a result of those shares converting to common shares at the date of the initial public offering as discussed in Note 3.
11. Income Taxes
     The Company and its subsidiaries file a consolidated federal income tax return. The partnerships and limited liability companies file separate income tax returns. The Company’s allocable portion of each partnership’s and limited liability company’s income or loss is included in the taxable income of the Company. The remaining income or loss of each partnership and limited liability company is allocated to the limited partners. During 2005, the Company paid approximately $2,938 related to income taxes.

     Income tax expense is comprised of the following for the years ended December 31:

	2005	2004	2003
Current:
Federal	$6,609	$337	$272
State	1,121	582	666
Deferred	3,659	7,564	(3,108)

Income tax expense (benefit)	$11,389	$8,483	$(2,170)

     The effective income tax rate differed from the federal statutory rate as follows for the years ended December 31:

	2005	2004	2003
Tax at U.S. statutory rates	$10,648	$7,712	$5,374
State income taxes, net of federal tax benefit	268	225	249
Change in valuation allowance	152	261	(8,207)
Other	321	285	414

	$11,389	$8,483	$(2,170)

     The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax liability are as follows at December 31:

	2005	2004
Deferred tax assets:
Amortization	$—	$5,264
Accrued vacation	195	391
Net operating loss carryforward	3,767	2,887
Deferred project costs	115	194
Other deferred assets	3,336	2,304

Total gross deferred tax assets	7,413	11,040
Less: Valuation allowance	(3,728)	(3,162)

Total deferred tax assets	3,685	7,878
Deferred tax liabilities:
Depreciation on property and equipment	(608)	(5,951)
Amortization on intangible assets	(203)	—
Basis differences of partnerships and joint ventures	(10,953)	(5,658)
Other liabilities	(36)	(725)

Total deferred tax liabilities	(11,800)	(12,334)

Net deferred tax liability	$(8,115)	$(4,456)

     The Company has state net operating losses of $64,634 at December 31, 2005. These losses expire from December 31, 2011 through 2025. During 2005, the valuation allowance increased by $566, including the $152 increase presented above, as a result of changes in net operating and net capital loss carryforwards. The valuation allowance also increased $414 as a result of changes in the Company’s state net operating losses, which is presented as a component of state income taxes. The Company has credited the benefit for stock option exercises to stockholder’s equity, totaling $431 and $230, for 2005 and 2004, respectively.
12. Employee Benefit Plans
Symbion, Inc. 401(k) Plan
     The Symbion, Inc. 401(k) Plan (the “Symbion Plan”) is a defined contribution plan whereby employees who have completed six months of service in which they have worked a minimum of 1,000 hours and are age 21 or older are eligible to participate. Employees may enroll in the plan on either January 1 or July 1 of each year. The Symbion Plan allows eligible employees to make contributions of varying percentages of their annual compensation, up to the maximum allowed amounts by the Internal Revenue Service. Eligible employees may or may not receive a match by the Company of their contributions. The match varies by surgery center and is determined prior to the start of each plan year. Generally, employer contributions vest 20% after two years of service and continue vesting at 20% per year until fully vested. The Company’s matching expense for 2005, 2004 and 2003 was $563, $804 and $513, respectively.
Employee Stock Purchase Plan
     The Company adopted an Employee Stock Purchase Plan (“Stock Purchase Plan”) to provide substantially all the Company’s full-time and part-time employees an opportunity to purchase shares of its common stock in amounts not to exceed 10% of eligible compensation, 5,642 shares of common stock or $25 of common stock each calendar year. To be eligible to enroll in the Stock Purchase Plan, employees must: (i) have been employed six consecutive months by the Company, (ii) be scheduled to work at least twenty hours per week, (iii) be regularly scheduled to work more than five months during the year and (iv) not own 5% or more of the Company’s common stock. Under the Stock Purchase Plan, as amended during 2005, the participant’s September 30 account balance is used to purchase shares of stock at a 5% discount of the fair market value of shares on September 30. At December 31, 2005 and 2004, the Company had recorded a $73 and $231, respectively, commitment related to the Stock Purchase Plan in accrued payroll and benefits in the accompanying consolidated balance sheets. A total of 372,435 shares are available for purchase under the plan. The Stock Purchase Plan became effective on the date of the Company’s completion of its initial public offering as discussed in Note 3.
Supplemental Retirement Savings Plan
     The Company adopted the supplemental retirement savings plan (the “SERP”) in May 2005. The SERP provides supplemental retirement alternatives to eligible officers and key employees of the Company by allowing participants to defer portions of their compensation. Under the SERP, eligible employees may enroll in the plan before December 31 to be entered in the plan the following year. Eligible employees may defer into the SERP up to 25% of their normal period payroll and up to 50% of the their annual bonus. If the enrolled employee contributes a minimum of 2% of his or her base salary into the SERP, the Company will contribute 2% of the enrolled employee’s base salary to the plan and has the option of contributing additional amounts. Periodically, the enrolled employee’s deferred amounts are transferred to a plan administrator. The plan administrator maintains separate non-qualified accounts for each enrolled employee to track deferred amounts. On May 1 of each year, the Company is required to make its contribution to each enrolled employee’s account. Compensation expense recorded by the Company related to the Company’s contribution to the SERP was $149 for 2005.
13. Commitments and Contingencies
Debt and Lease Guaranty on Unconsolidated Entities
     The Company has guaranteed $1,030 of operating lease payments of a surgery center in which it owns a 35% interest. The lease expires in 2009.
Professional and General Liability Risks
     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. This insurance coverage is on a claims-made basis. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses the costs under the self-insured retention exposure for general and professional liability claims which relate to (i) deductibles on claims made during the policy period, and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions for professional liability are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Based on historical results and data currently available, the Company does not believe a change in one or more of these assumptions will have a material impact on the Company’s consolidated financial position or results of operations. As of December 31, 2005 and 2004, the Company’s professional and general liability accrual for the estimate of self-insured retentions was $3,495 and $3,774, respectively, and is included in other liabilities in the accompanying consolidated balance sheets as of December 31, 2005 and 2004, respectively.
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

14. Selected Quarterly Financial Data (Unaudited)
     The following is selected quarterly financial data for each of the four quarters in 2005 and 2004. Quarterly results are not necessarily representative of operations for a full year. The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(unaudited)
Revenues	$62,179	$64,653	$66,422	$72,490
Cost of Revenues	39,198	40,252	42,281	44,879
Net Income	4,386	4,880	4,182	5,607
Net income per share:
Basic	0.21	0.23	0.20	0.26
Diluted	0.20	0.22	0.19	0.25

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(unaudited)
Revenues	$51,947	$52,727	$52,031	$59,620
Cost of Revenues	33,989	34,847	34,688	38,241
Net Income	2,579	3,615	3,332	4,026
Net income per share:
Basic	0.16	0.17	0.16	0.19
Diluted	0.15	0.17	0.16	0.19
15. 2005 Subsequent Event
     Subsequent to December 31, 2005, the Company’s Compensation Committee granted 428,100 options to certain employees of the Company. The exercise price of the options was $23.80, which is the closing price of the Company’s common stock on February 27, 2006, the grant date. The Company estimates the compensation expense related to these options and all options granted prior to December 31, 2005 to decrease diluted earnings per share by approximately $0.11 for 2006.
     On March 1, 2006, the Company acquired a majority interest in Cypress Surgery Center, LLC, for approximately $9,900. Cypress Surgery Center is located in Wichita, Kansas. Cypress Surgery Center is a multi-specialty surgery center with six operating rooms and two special procedure rooms.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 14, 2006.

SYMBION, INC.

By:	/s/ Richard E. Francis, Jr.

Richard E. Francis, Jr.
Chairman and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard E. Francis, Jr. Richard E. Francis, Jr.	Chairman of the Board, Chief Executive Officer, Director (principal executive officer)	March 14, 2006

/s/ Kenneth C. Mitchell Kenneth C. Mitchell	Chief Financial Officer, Senior Vice President of Finance (principal financial and accounting officer)	March 14, 2006

/s/ Clifford G. Adlerz	President, Chief Operating Officer,	March 14, 2006
Clifford G. Adlerz	Director

/s/ William V. B. Webb	Chief Development Officer,	March 14, 2006
William V. B. Webb	Director

/s/ Frederick L. Bryant	Director	March 14, 2006
Frederick L. Bryant

/s/ Donald W. Burton	Director	March 14, 2006
Donald W. Burton

/s/ Eve M. Kurtin	Director	March 14, 2006
Eve M. Kurtin

/s/ Jack Tyrrell	Director	March 14, 2006
Jack Tyrrell

/s/ David M. Wilds	Director	March 14, 2006
David M. Wilds

EXHIBIT INDEX

No.		Description

2.1	—	Agreement and Plan of Merger, dated as of March 7, 2002, among Symbion, Inc., Symbion Acquisition Sub, Inc. and Physicians Surgical Care, Inc. (a)

2.2	—	Purchase Agreement, dated as of November 11, 2004, by and among the members of Surgery Center Partners, L.L.C., Symbion Ambulatory Resource Centres, Inc. and SMBIMS Kirkwood, Inc. (b)

2.3	—	Purchase Agreement, dated as of July 27, 2005, by and among Members of Specialty Surgical Center, LLC, Specialty Surgical Center of Encino, LLC, Specialty Surgical Center of Irvine, LLC, Specialty Surgical Center of Arcadia, LLC, Symbion Ambulatory Resource Centres, Inc. and Affiliates of Symbion Ambulatory Resource Centres, Inc. (c)

3.1	—	Certificate of Incorporation (d)

3.2	—	Certificate of Amendment to Certificate of Incorporation (e)

3.3	—	Certificate of Retirement of Stock (f)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (d)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (e)

3.6	—	Bylaws (d)

4.1	—	Form of Common Stock Certificate (d)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (a)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (a)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (a)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (a)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (g)

10.1	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and Richard E. Francis, Jr. (a) (n)

10.2	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and Clifford G. Adlerz (a) (n)

10.3	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and William V. B. Webb (a) (n)

10.4	—	Securities Purchase Agreement, dated as of July 18, 2003, among Symbion, Inc. and DLJ Investment Partners II, L.P. and its affiliates (d)

No.		Description

10.5	—	Form of 14 3/4% Senior Subordinated Note due 2008 (d)

10.6	—	Credit Agreement, dated as of July 18, 2003, among Symbion, Inc., various lenders party thereto, Bank of America, N.A., as Administrative Agent and as Issuing Bank, Credit Suisse First Boston as Syndication Agent, Key Corporate Capital, Inc. as Documentation Agent, and Banc of America Securities, LLC, as sole Lead Arranger and Sole Book Manager (d)

10.7	—	First Amendment to Credit Agreement, dated January 30, 2004, among Symbion, Inc., various lenders party thereto and Bank of America, N.A., as Administrative Agent and as Issuing Bank (d)

10.8	—	Amended and Restated Credit Agreement, dated as of March 21, 2005, among Symbion, Inc., the subsidiaries of Symbion identified therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Credit Suisse First Boston, as Syndication Agent, KeyBank National Association, as Documentation Agent and the other lenders party thereto (h)

10.9	—	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (a)

10.10	—	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (f)

10.11	—	Amended and Restated Ambulatory Resource Centres, Inc. 1997 Stock Option Plan (a) (n)

10.12	—	Ambulatory Resource Centres, Inc. Nonqualified Initial Option Plan (a) (n)

10.13	—	Symbion Stock Incentive Plan (a) (n)

10.14	—	Form of Incentive Stock Option Agreement under the Stock Incentive Plan (i) (n)

10.15	—	Form of Nonqualified Stock Option Agreement under the Stock Incentive Plan (i) (n)

10.16	—	Form of Restricted Stock Agreement under the Stock Incentive Plan (j) (n)

10.17	—	Symbion Non-Employee Directors Stock Option Plan (a) (n)

10.18	—	Form of Nonqualified Stock Option Agreement under the Non-Employee Directors Stock Option Plan (i) (n)

10.19	—	Symbion Employee Stock Purchase Plan (a) (n)

10.20	—	First Amendment to Symbion Employee Stock Purchase Plan (a) (n)

10.21	—	Second Amendment to Symbion Employee Stock Purchase Plan (k) (n)

10.22	—	Third Amendment to Symbion Employee Stock Purchase Plan (n)

10.23	—	Executive Change in Control Severance Plan, dated December 11, 1997 (a) (n)

10.24	—	Supplemental Executive Retirement Plan (l) (n)

10.25	—	Form of Deferred Stock Purchase Program Agreement (l) (n)

No.		Description

10.26	—	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc. (c)

10.27	—	2005 Bonus Plan (n)

10.28	—	Summary of Director Compensation (n)

10.29	—	Executive Officer Compensation and 2006 Bonus Plan (m) (n)

21.1	—	Subsidiaries of Registrant

23.1	—	Consent of Ernst & Young LLP

23.2	—	Consent of Casualty Actuarial Consultants, Inc. (2005 report)

23.3	—	Consent of Casualty Actuarial Consultants, Inc. (2004 report) (b)

23.4	—	Consent of Casualty Actuarial Consultants, Inc. (2003 report) (f)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50574).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed August 2, 2005 (File No. 000-50574).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(f)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(g)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (Registration No. 000-50574).

(h)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed March 25, 2005 (File No. 000-50574).

(i)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed December 14, 2004 (File No. 000-50574).

(j)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed January 11, 2005 (File No. 000-50574).

(k)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-50574).

(l)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50574).

(m)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed February 28, 2006 (File No. 000-50574).

(n)	Compensation plan or arrangement.