Form 10-Q
period 2006-03-31
SYMBION INC/TN
filed 2006-05-08
CIK 1091312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
     As of April 30, 2006, there were 21,489,568 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II — OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
EX-10.3 FORM OF OPTION AGREEMENT
EX-10.4 FORM OF NONQUALIFIED STOCK OPTION AGREEMENT
EX-10.5 FORM OF NONQUALIFIED STOCK OPTION AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SYMBION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$27,040	$28,434
Accounts receivable, less allowance for doubtful accounts $19,640 and $19,088, respectively	33,432	32,487
Inventories	7,802	7,572
Prepaid expenses and other current assets	9,264	8,002

Total current assets	77,538	76,495
Property and equipment:
Land	1,625	1,625
Buildings and improvements	49,642	46,322
Furniture and equipment	71,811	68,579
Computers and software	7,604	7,561

	130,682	124,087
Less accumulated depreciation	(56,513)	(50,677)

Property and equipment, net	74,169	73,410
Goodwill	280,714	268,312
Other intangible assets, net	576	650
Investments in and advances to affiliates.	13,829	13,770
Other assets	4,280	3,741

Total assets	$451,106	$436,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,997	$6,727
Accrued payroll and benefits	6,493	8,680
Other accrued expenses	12,314	10,957
Current maturities of long-term debt	1,306	1,347

Total current liabilities	25,110	27,711
Long-term debt, less current maturities	108,687	101,969
Other liabilities	20,665	17,845
Minority interests	30,082	28,795
Stockholders’ equity:
Common stock, 225,000,000 shares, $0.01 par value, authorized at March 31, 2006 and at December 31, 2005; 21,485,377 shares issued and outstanding at March 31, 2006 and 21,444,463 shares issued and outstanding at December 31, 2005	215	214
Additional paid-in-capital	207,894	206,418
Stockholder notes receivable	(217)	(228)
Accumulated other comprehensive income	760	321
Retained earnings	57,910	53,333

Total stockholders’ equity	266,562	260,058

Total liabilities and stockholders’ equity	$451,106	$436,378

See accompanying notes.

SYMBION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues	$72,769	$62,179
Operating expenses:
Salaries and benefits, after $79 and $0, respectively, of non-cash stock based compensation expense	19,506	16,008
Supplies	13,926	11,453
Professional and medical fees	3,364	3,319
Rent and lease expense	4,717	3,830
Other operating expenses	4,920	4,588

Cost of revenues	46,433	39,198
General and administrative expense, after $1,013 and $0, respectively, of non-cash stock based compensation expense	6,538	5,402
Depreciation and amortization	3,745	3,146
Provision for doubtful accounts	643	714
Income on equity investments	(245)	(284)
Loss on disposal of long-lived assets	39	109
Gain on sale of long-lived assets	—	(241)
Proceeds from insurance settlement, net	(410)	—
Proceeds from litigation settlement, net	(588)	—

Total operating expenses	56,155	48,044

Operating income	16,614	14,135
Minority interests in income of consolidated subsidiaries	(7,675)	(5,969)
Interest expense, net	(1,497)	(1,034)

Income before income taxes	7,442	7,132
Provision for income taxes	2,865	2,746

Net income	$4,577	$4,386

Net income per share:
Basic	$0.21	$0.21
Diluted	$0.21	$0.20
Weighted average number of common shares outstanding and common equivalent shares:
Basic	21,461	21,119
Diluted	22,135	21,775
See accompanying notes.

SYMBION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,577	$4,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,745	3,146
Non-cash stock option compensation expense	1,092	—
Non-cash gains and losses	(711)	(132)
Minority interests	7,675	5,969
Provision for income taxes	2,865	2,746
Distributions to minority partners	(6,072)	(4,733)
Income on equity investments	(245)	(284)
Provision for bad debts	643	714
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(661)	(415)
Other assets	(532)	(158)
Other liabilities	(5,642)	(4,531)

Net cash provided by operating activities	6,734	6,708

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(9,751)	(6,893)
Purchases of property and equipment, net	(4,267)	(1,716)
Change in other assets	(1,032)	170

Net cash used in investing activities	(15,050)	(8,439)

Cash flows from financing activities:
Principal payments on long-term debt	(3,462)	(7,958)
Proceeds from debt issuances	10,058	9,500
Proceeds from capital contributions by minority partners	—	1,170
Other financing activities	326	(578)

Net cash provided by financing activities	6,922	2,134

Net increase (decrease) in cash and cash equivalents	(1,394)	403
Cash and cash equivalents at beginning of period	28,434	23,276

Cash and cash equivalents at end of period	$27,040	$23,679

See accompanying notes.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
March 31, 2006
1. Organization
     Symbion, Inc. (the “Company”), through its wholly-owned subsidiaries, owns interests in partnerships and limited liability companies which own and operate surgery centers in joint-ownership with physicians, physician groups, hospitals and hospital networks. As of March 31, 2006, the Company owned and operated 52 surgery centers and managed nine additional surgery centers in 22 states. The Company owns a fifty percent interest or more in 35 of the 52 surgery centers and consolidates 44 of these centers for financial reporting purposes. The Company’s surgery centers include three facilities that are licensed as hospitals, two of which are owned and one of which is managed. In addition to the surgery centers, the Company also operates one diagnostic center and manages three physician networks, including two physician networks in markets in which the Company also operates surgery centers. The Company also provides management and administrative services on a contract basis to surgery centers in which it does not own an interest.
2. Significant Accounting Policies and Practices
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal, recurring nature. Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business. The accompanying unaudited condensed consolidated financial statements also include the accounts of a variable interest entity in which the Company is the primary beneficiary. The accompanying condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005 include assets of approximately $5.4 million and $5.0 million, respectively, and liabilities of approximately $131,000 and $156,000, respectively, related to the variable interest entity. All significant intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalent balances at high quality credit financial institutions.
Accounts Receivable
     Accounts receivable consist of receivables from federal and state agencies (including the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable at March 31, 2006 and December 31, 2005, respectively, were as follows (in thousands):

	March 31, 2006	December 31, 2005
Surgery centers	$32,783	$31,903
Physician networks	649	584

Total	$33,432	$32,487

     The following table sets forth by type of payor the percentage of the Company’s accounts receivable as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
Payor	2006	2005
Private insurance	67%	70%
Government	12	10
Self-pay	14	14
Other	7	6

Total	100%	100%

Goodwill
     Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired. Goodwill and other indefinite lived intangible assets are no longer amortized, but are tested at least annually through an impairment test using a fair value method.
     Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2005	$268,312
Purchase price allocations	9,762
Finalized purchase price allocations	2,640

Balance at March 31, 2006	$280,714

     The purchase price allocation of approximately $9.8 million primarily relates to the Company’s purchase of a majority interest in a surgery center located in Wichita, Kansas during the first quarter. See Note 4 for further discussion of this acquisition.
Other Comprehensive Income
     The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from nonowner sources. Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swap accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company entered into the interest rate swap during the third quarter of 2005. The value of the interest rate swap was $1.2 million, net of taxes of approximately $478,000, at March 31, 2006 and is recorded as a component of additional paid-in-capital in the accompanying unaudited condensed consolidated balance sheet. See Note 5 for further discussion of the Company’s interest rate swap.
Stock-Based Compensation
     The Company adopted SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value is estimated using an option pricing model, which uses several different estimates and assumptions to determine the fair value of the award. See Note 3 for further discussion of the Company’s stock-based compensation.
Revenues
     Revenues consist of the following for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	Three Months ended
	March 31,
	2006	2005
Patient service revenues	$68,811	$59,057
Physician service revenues	1,140	1,044
Other service revenues	2,818	2,078

Total revenues	$72,769	$62,179

     The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the three months ended March 31, 2006 and 2005, respectively:

	Three Months ended
	March 31,
Payor	2006	2005
Private insurance	77%	77%
Government	19	19
Self-pay	4	3
Other	—	1

Total	100%	100%

Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes. Actual results could differ from those estimates.
3. Stock-Based Compensation
Overall Description
     On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires the Company to recognize, in financial statements, the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards. Prior to January 1, 2006, the Company used the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to account for these equity instruments. Under the intrinsic value, the Company recognized no compensation expense for options granted when the exercise price was equal to the market price of the underlying stock on the date of grant. The exercise price of all of the options granted by the Company has been equal to the market price of the Company’s stock price on the date of grant. Therefore, the Company did not recognize any expense related to stock option grants in its financial statements prior to January 1, 2006.

     The Company used the modified prospective method of adoption and will continue to use the Black-Scholes option pricing model to value any options awarded in the future. Under the modified prospective method, compensation cost is recognized under SFAS No. 123(R) for all share-based payments granted or modified after January 1, 2006, but is based on the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, for all unvested awards granted prior to the effective date of SFAS No. 123(R). The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility and the expected exercise patterns of the option holders.
     The Company’s stock option compensation expense estimate can vary in the future depending on many factors, including levels of options and awards granted in the future, forfeitures and when option or award holders exercise these awards. Had the Company adopted SFAS No. 123(R) in prior periods, the Company believes the impact of that standard would have approximated the impact of SFAS No. 123 described in the pro forma net income and earnings per share provided below.
     The Company’s stock options vest over the related requisite service period, which is generally four years. The maximum contractual term of the Company’s options is ten years, or earlier if the employee terminates employment before that time. The Company has historically granted stock options with an exercise price equal to the fair market value of the Company’s common stock on the date of grant.
     During the first quarter of 2006, the Company’s Compensation Committee granted 417,700 options to certain employees of the Company. The exercise price of the options was $23.80, which was the closing price of the Company’s common stock on the grant date. Options in this grant must be exercised within seven years from the date of grant or earlier if the employee terminates employment before that time.
Valuation Methodology
     The estimated weighted average fair values of the options at the date of grant in 2006 and 2005 were $10.68 and $7.27 per share, respectively. The fair values of the options were derived using the Black-Scholes option pricing model and requirements discussed in SFAS No. 123(R) and SFAS No. 123. In applying the Black-Scholes option pricing model, the Company used the following assumptions:
Weighted average risk-free interest rate
     The risk-free interest rate is used as a component of the fair value of stock options to take into account the time value of money. For the risk-free interest rate, the Company uses the implied yield on United States Treasury zero-coupon issues with a remaining term equal to the expected life, in years, of the options granted. The Company used a weighted average risk-free interest rate of 4.6% and 3.8% for the three months ended March 31, 2006 and 2005, respectively.
Expected volatility
     Volatility, for the purpose of stock-based compensation, is a measurement of the amount that a share price has fluctuated. Expected volatility involves reviewing historical volatility and determining what, if any, change the share price will have in the future. SFAS No. 123(R) recommended that companies such as Symbion, whose common stock has only recently become publicly traded, use average volatilities of similar entities. As a result, the Company has used the average volatilities of some of its competitors as an estimate in determining stock option fair values. As the Company becomes more familiar with the fluctuations in its own stock price and more history of the Company’s stock price can be compiled, the Company intends to use its own stock price volatility in the future for its stock option fair value pricing. The Company used an expected volatility of 35.8% and 31.8% for the three months ended March 31, 2006 and 2005, respectively.
Expected life, in years
     SFAS No. 123(R) requires that companies incorporate the expected life of the stock option. A clear distinction is made between the expected life of the option and the contractual term of the option. The expected life of the option is considered the amount of time, in years, that the option is expected to be outstanding before it is exercised. Whereas, the contractual term of the stock option is the term the option is valid before it expires. The Company used an expected life of 6.5 years and 6 years for the three months ended March 31, 2006 and 2005, respectively.
Expected dividend yield
     Since issuing dividends will affect the fair value of a stock option, SFAS No. 123(R) requires companies to estimate future dividend yields or payments. The Company has not historically issued dividends and does not intend to issue dividends in the future. Therefore, the Company has used an expected dividend yield of zero for the three months ended March 31, 2006 and 2005.
Expected forfeiture rate
     The Company continues to review the forfeiture patterns of the Company’s option holders since the Company’s stock has been publicly traded. The Company used an expected forfeiture rate of approximately 3% for the three months ended March 31, 2006 and 2005.
Pro Forma Net Income and Earnings Per Share
     During the three months ended March 31, 2006, the Company recorded approximately $1.1 million in non-cash stock compensation expense. After minority interest and the related tax benefit, the Company recorded a net impact of approximately $644,000 for the three months ended March 31, 2006. Had the Company recorded compensation expense under SFAS No. 123(R) during the three months ended March 31, 2005, net income and net income per share attributable to common stockholders would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net income as reported	$4,577	$4,386
Add: Total compensation expense for restricted stock included in reported net income in 2005, net of taxes	—	9
Less: Pro forma compensation expense for all stock option grants, net of taxes	—	(567)

Pro forma net income	$4,577	$3,828

Basic earnings per share:
As reported	$0.21	$0.21
Pro forma	N/A	0.18
Diluted earnings per share:
As reported	$0.21	$0.20
Pro forma	N/A	0.18

Outstanding Option Information
     The following is a summary of option transactions since December 31, 2004:

		Weighted
		Average Exercise
	Number of Shares	Price
December 31, 2004	1,862,550	$13.17
Granted	463,950	19.46
Exercised	(327,846)	9.59
Expired	(45,438)	15.95

December 31, 2005	1,953,216	$15.19
Granted	417,700	23.80
Exercised	(63,574)	13.88
Expired	(47,134)	17.69

March 31, 2006	2,260,208	$16.76

     For the three months ended March 31, 2006, the Company received approximately $204,000 from the exercise of stock options. At March 31, 2006, options to purchase 413,860 shares of common stock were available for grant.
     At March 31, 2006 and December 31, 2005, options to purchase 963,427 shares and 919,796 shares of common stock, respectively, were exercisable.
     The following table summarizes information regarding the options outstanding at March 31, 2006:

Options Outstanding				Options Exercisable
		Weighted-
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	as of	Remaining	Average	as of	Average
Range of	March 31,	Contractual	Exercise	March 31,	Exercise
Exercise Prices	2006	Life	Price	2006	Price
$0.00 — $7.58	135,419	1.6	$0.54	134,081	$0.54
$7.58 — $10.10	29,567	4.0	$7.79	30,905	$7.49
$10.10 — $12.63	933	0.4	$10.69	933	$10.69
$12.63 — $15.15	966,359	7.7	$14.32	615,498	$14.21
$15.15 — $19.70	688,980	9.3	$19.30	181,760	$19.27
$19.70 — $23.68	438,950	9.5	$22.65	250	$22.74

	2,260,208	7.5	$16.76	963,427	$13.05

     Since the Company’s shares have become publicly traded, all options granted have an exercise price equal to the Company’s share price on the date of grant.
4. Acquisitions, Developments and Divestitures
     During the first quarter of 2006, the Company acquired a majority interest in Cypress Surgery Center, LLC, a multi-specialty ambulatory surgery center located in Wichita, Kansas. The Company acquired its ownership interest for approximately $10.0 million, using funds from operations and funds available under the Company’s senior credit facility. Cypress Surgery Center has six operating rooms and two special procedure rooms.
     Also during the first quarter of 2006, Cape Coral Ambulatory Surgery Center, LLC began operations. The Cape Coral Ambulatory Surgery Center is a multi-specialty de novo center with five operating rooms and two treatment rooms. Cape Coral Ambulatory Surgery Center is located in Cape Coral, Florida.

5. Long-Term Debt
     The Company’s long-term debt is summarized as follows (in thousands):

	March 31,	December 31,
	2006	2005
Senior credit facility	$103,000	$96,000
Notes payable to banks	4,635	4,752
Secured term loans	1,204	1,254
Capital lease obligations	1,154	1,310

	109,993	103,316
Less current maturities	(1,306)	(1,347)

	$108,687	$101,969

     In April 2006, the Company amended its senior credit facility to increase the Company’s borrowing capacity from $150.0 million to $195.0 million. The Company is the borrower under the senior credit facility and all of its active wholly-owned subsidiaries are guarantors. Under the terms of the senior credit facility, entities that become wholly-owned subsidiaries must also guarantee the debt.
     The senior credit facility provides senior secured financing of up to $195.0 million through a revolving credit line. Up to $2.0 million of the senior credit facility is available for the issuance of standby letters of credit, and up to $5.0 million of the senior credit facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum principal amounts of $100,000 and integral multiples of $100,000 in excess thereof. The Company is required to repay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At March 31, 2006 and December 31, 2005, the Company had $103.0 million and $96.0 million, respectively, of outstanding debt under the senior credit facility. At the Company’s option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of the Company’s consolidated funded indebtedness to consolidated EBITDA. At March 31, 2006, the interest rate on the borrowings, which consists of LIBOR plus the applicable Eurodollar rate margin, under the senior credit facility ranged from 6.13% to 6.30%.
     During the third quarter of 2005, the Company entered into an interest rate swap agreement. The interest rate swap protects the Company against certain fluctuations in the LIBOR rate on $50.0 million of the Company’s variable rate debt under the senior credit facility. The effective date of the interest rate swap was August 26, 2005, and it expires on March 21, 2010. The interest rate swap effectively fixes the Company’s LIBOR interest rate on $50.0 million of variable rate debt at an interest rate of 4.49%. The Company has recognized the fair value of the interest rate swap as a long-term asset of approximately $1.2 million at March 31, 2006.
     At March 31, 2006, the Company was in compliance with all material covenants required by each long-term debt agreement.

6. Earnings Per Share
     Basic and diluted income per share are based on the weighted average number of common shares outstanding and the dilutive impact of outstanding options and warrants to purchase shares (net income in thousands):

	Three Months
	Ended March 31,
	2006	2005
Numerator for basic and diluted income per share:
Net income	$4,577	$4,386

Denominator:
Denominator for basic income per share weighted-average shares outstanding	21,461,484	21,119,493
Effect of dilutive securities:
Employee stock options	634,790	602,460
Warrants	38,744	52,639

Denominator for diluted income per share — adjusted weighted-average shares outstanding	22,135,018	21,774,592

Basic net income per share	$0.21	$0.21
Diluted net income per share	$0.21	$0.20
7. Commitments and Contingencies
Professional, General and Workers’ Compensation Liability Risks
     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. To cover these claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a third party commercial insurance carrier in amounts that management believes is sufficient for the Company’s operations, although, potentially, some claims may exceed the scope of coverage in effect. This insurance coverage is on a claims-made basis. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses the costs under the self-insured retention exposure for general and professional liability claims which relate to (i) deductibles on claims made during the policy period, and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions for professional liability are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Based on historical results and data currently available, management does not believe a change in one or more of these assumptions will have a material impact on the Company’s consolidated financial position or results of operations.
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
8. Subsequent Events
     On April 1, 2006, the Company acquired a majority interest in The Center for Special Surgery, LLC, a multi-specialty ambulatory surgery center located in Greenville, South Carolina. The Center for Special Surgery, LLC began operations in September 2002 and has two operating rooms and one minor procedure room.

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
Cautionary Note Regarding Forward-Looking Statements
     This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation:
•	our dependence on payments from third-party payors, including governmental health care programs and managed care organizations;

•	the risk of future government regulatory interpretations that would prohibit our centers from providing 23 hour stay services;

•	our ability to acquire and develop additional surgery centers on favorable terms and to integrate their business operations successfully;

•	our ability to enter into strategic alliances with health care systems and other health care providers that are leaders in their markets;

•	efforts to regulate the construction, acquisition or expansion of health care facilities;

•	our ability to attract and maintain good relationships with physicians who use our facilities;

•	our ability to enhance operating efficiencies at our surgery centers;

•	uncertainty associated with legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions;

•	our ability to comply with applicable laws and regulations, including physician self-referral laws and laws relating to illegal remuneration under the Medicare, Medicaid or other governmental programs;

•	our ability to comply with applicable corporate governance and financial reporting standards;

•	risks related to the Deficit Reduction Act of 2005, and other pending legislation, which could restrict our ability to operate our facilities licensed as hospitals and could adversely impact our reimbursement revenues;

•	the possibility of adverse changes in federal, state or local regulations affecting the health care industry;

•	the risk of changes to laws governing the corporate practice of medicine that may require us to restructure some of our relationships, which could result in a significant loss of revenues and divert other resources;

•	risks associated with the practice of some of our centers in billing for services “out of network,” including the risk that out-of-network payments by some third-party payors may be reduced or eliminated and our centers may be unable to negotiate satisfactory contracts with these payors;

•	our significant indebtedness and our ability to incur additional indebtedness;

•	our ability to obtain the capital required to operate our business and fund acquisitions and developments on favorable terms;

•	the intense competition for physicians, strategic relationships, acquisitions and managed care contracts, which may result in a decline in our revenues, profitability and market share;

•	the geographic concentration of our operations in certain states, which makes us particularly sensitive to regulatory, economic and other conditions in those states;

•	our dependence on our senior management; and

•	other risks and uncertainties described in this report or detailed from time to time in our filings with the Securities and Exchange Commission.
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
Executive Overview
     Our Company
     As of March 31, 2006, we owned and operated 52 surgery centers and managed nine additional surgery centers in 22 states. We own a fifty percent or more interest in 35 of the 52 surgery centers and consolidate 44 of these centers for financial reporting purposes. In general, physicians that utilize our surgical facilities, hospitals and health care systems own the remaining interests in our surgery centers. Our surgery centers include three facilities that are licensed as hospitals, two of which we own and one of which we manage. In addition to our surgery centers, we also operate one diagnostic center and manage three physician networks, including two physician networks in markets in which we operate surgery centers. We continue to focus on increasing cases at our same store facilities and acquiring facilities that we believe to have favorable growth potential. We are continuing to see increases in the number of cases performed in a majority of our same store facilities. We are also focused on developing new facilities.
     Much of our growth since March 31, 2005 has occurred through acquisitions and same store growth. Between March 31, 2005 and March 31, 2006, we acquired an interest in six surgery centers and opened a newly-developed surgery center. Of the newly-acquired centers, we consolidate four of the six facilities for financial reporting purposes. We used a mixture of cash from operations and proceeds from our senior credit facility to acquire these interests. We believe that our continued growth and success depends not only on acquiring surgery centers, but also on the increased performance of facilities that we already own and operate.

  Share-Based Compensation
     On January 1,2006, we adopted SFAS No. 123(R), Share-Based Payment. We will use the Black-Scholes option pricing model to value any options awarded in the future. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility and the expected exercise patterns of the option holders. The Company’s stock option compensation expense estimate can vary in the future depending on many factors, including levels of options and awards granted in the future, forfeitures and when option or award holders exercise these awards.
  Revenues
     Revenues consist of the following for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	Three Months ended
	March 31,
	2006	2005
Patient service revenues	$68,811	$59,057
Physician service revenues	1,140	1,044
Other service revenues	2,818	2,078

Total revenues	$72,769	$62,179

   Case Mix
     The following table sets forth the percentage of cases in each specialty performed during the three months ended March 31, 2006 and 2005, respectively:

	Three Months
	Ended March 31,
Specialty	2006	2005
Ear, nose and throat	8%	8%
Gastrointestinal	26	22
General surgery	5	5
Obstetrics/gynecology	4	3
Ophthalmology	13	11
Orthopedic	16	18
Pain management	15	16
Plastic surgery	4	4
Other	9	13

Total	100%	100.0%

Case Growth
   Same Store Information
     We define same store facilities as those centers that we owned an interest in and managed throughout the three months ended March 31, 2006 and 2005. For the comparison of same store facilities provided below, we have also included the results of a surgery center in which we own an interest that opened during the three months ended March 31, 2006, within the market served by another surgery center in which we own an interest. Management believes that it is appropriate to include the results of both centers in the same store facility information below based on the following considerations: (1) the migration of cases from the existing surgery center to the new surgery center, (2) the waiver of the restriction on ownership applicable to the owners of the existing center that allows certain owners of the existing center to own an interest in the new center and (3) the resulting enhancement of the Company’s market position by leveraging management services and capacity. The definition of same store facilities includes non-consolidated centers and allows for comparability to other companies in our industry. The following table sets forth information from same store facilities including non-consolidated centers for the three months ended March 31, 2006 and 2005, respectively:

	Three Months
	Ended March 31,
	2006	2005
Cases	56,780	54,985
Case growth	3%	N/A
Net patient service revenue per case	$1,193	$1,169
Net patient service revenue per case growth	2%	N/A
Number of same store surgery centers	44	N/A
     For purposes of explaining changes in our consolidated financial results in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we refer to same store facilities excluding non-consolidated centers because the results of these centers are not included in revenues and other items in our consolidated financial results. Accordingly, the following table sets forth information from same store facilities excluding non-consolidated centers for the three months ended March 31, 2006 and 2005, respectively:

	Three Months
	Ended March 31,
	2006	2005
Cases	49,679	49,250
Case growth	1%	N/A
Net patient service revenue per case	$1,216	$1,170
Net patient service revenue per case growth	4%	N/A
Number of same store surgery centers	39	N/A

  Consolidated Information
     The following table sets forth information from facilities that we consolidate for financial reporting purposes (which includes surgery centers we have acquired or developed since January 1, 2005 and are therefore not included in the same store information provided above) for the three months ended March 31, 2006 and 2005, respectively:

	Three Months
	Ended March 31,
	2006	2005
Cases	56,456	50,413
Case growth	12%	N/A
Net patient service revenue per case	$1,219	$1,171
Net patient service revenue per case growth	4%	N/A
Number of surgery centers operated as of end of period (1)	61	56
Number of consolidated surgery centers	44	40

(1)	We manage but do not own an interest in nine of the 61 centers operated as of March 31, 2006 and nine of the 56 centers operated as of March 31, 2005.
Payor Mix
     The following table sets forth by type of payor the percentage of our patient service revenues generated for the three months ended March 31, 2006 and 2005, respectively:

	Three Months
	Ended March 31,
Payor	2006	2005
Private insurance	77%	77%
Government	19	19
Self-pay	4	3
Other	—	1

Total	100%	100%

Acquisitions, Developments and Divestitures
     During the first quarter of 2006, we acquired a majority interest in Cypress Surgery Center, LLC, a multi-specialty ambulatory surgery center located in Wichita, Kansas. We acquired our ownership interest for approximately $10.0 million, using funds from operations and funds available under our senior credit facility. Cypress Surgery Center has six operating rooms and two special procedure rooms.
     Also during the first quarter of 2006, Cape Coral Ambulatory Surgery Center, LLC began operations. The Cape Coral Ambulatory Surgery Center is a multi-specialty de novo center with five operating rooms and two treatment rooms. Cape Coral Ambulatory Surgery Center is located in Cape Coral, Florida.

Results of Operations
     The following table contains unaudited summary statements of operations for each of the three months ended March 31, 2006 and 2005. The table also shows the percentage relationship to total revenues for the periods indicated:

	Three Months Ended March 31,
	2006		2005
		% of		% of
	Amount	Revenues	Amount	Revenues
		(unaudited)
Revenues	$72,769	100.0%	$62,179	100.0%
Cost of revenues	46,433	63.8	39,198	63.0
General and administrative expense	6,538	9.0	5,402	8.7
Depreciation and amortization	3,745	5.1	3,146	5.1
Provision for doubtful accounts	643	0.9	714	1.1
Income on equity investments	(245)	(0.3)	(284)	(0.5)
Impairment and loss on disposal of long-lived assets	39	0.1	109	0.2
Gain on sale of long-lived assets	—	—	(241)	(0.3)
Proceeds from insurance settlement	(410)	(0.6)	—	—
Proceeds from litigation settlement	(588)	(0.8)	—	—

Total operating expenses	56,155	77.2%	48,044	77.3%
Operating income	16,614	22.8	14,135	22.7
Minority interests in income of consolidated subsidiaries	(7,675)	(10.5)	(5,969)	(9.6)
Interest expense, net	(1,497)	(2.1)	(1,034)	(1.6)

Income before income taxes	7,442	10.2	7,132	11.5
Provision for income taxes	2,865	3.9	2,746	4.4

Net income	$4,577	6.3%	$4,386	7.1%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     During the three months ended March 31, 2006, our revenues increased 17.0% to $72.8 million from $62.2 million for the three months ended March 31, 2005. Net income increased 4.5% to $4.6 million for the three months ended March 31, 2006 from $4.4 million for the three months ended March 31, 2005. Our financial results for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 reflect the addition of four consolidated surgery centers and three surgery centers in which we acquired an interest but that we do not consolidate for financial reporting purposes. The three surgery centers we purchased an interest in but do not consolidate for financial reporting purposes are accounted for as equity investments. Our financial results for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 also reflect revenue growth at our existing centers primarily as a result of increased case volume.

     Revenues. Revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 were as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	March 31, 2006	March 31, 2005	Variance	Variance
Patient service revenues:
Same store revenues	$60,409	$57,608	$2,801	4.9%
Revenue from other centers	8,402	1,449	6,953	—

Total patient service revenues	68,811	59,057	9,754	16.5
Physician service revenues	1,140	1,044	96	9.2
Other service revenues	2,818	2,078	740	35.6

Total revenues	$72,769	$62,179	$10,590	17.0%

     For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those centers that we consolidate for financial reporting purposes for both the three months ended March 31, 2006 and March 31, 2005. The increase in patient service revenues includes an increase in same store revenues of 4.9%. The increase in same store revenues was the result of a 1.0% increase in same store cases and a 3.9% increase in same store net patient service revenues per case during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Patient service revenues from other centers, which primarily includes revenues from the surgery centers we acquired or developed since January 1, 2005, increased by $7.0 million.
     Cost of Revenues. Cost of revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	March 31, 2006	March 31, 2005	Variance	Variance
Same store cost of revenues	$39,300	$36,723	$2,577	7.0%
Cost of revenues from other centers	7,133	2,475	4,658	—

Total cost of revenues	$46,433	$39,198	$7,235	18.5%

     Same store cost of revenues increased primarily due to an increase in cases. Same store cost of revenues also increased $79,000 due to non-cash stock option compensation expense during the three months ended March 31, 2006. We adopted SFAS No. 123(R) on January 1, 2006, therefore no expense was recorded during 2005 related to our non-cash stock option compensation. Cost of revenues from other centers, which primarily includes surgery centers acquired or developed since January 1, 2005, increased by $4.7 million. Cost of revenues from other centers includes an increase in salaries and wages as a result of our continued integration of the surgery centers located in California that we purchased in the third quarter of 2005. As a percentage of revenues, total cost of revenues increased to 63.8% for the three months ended March 31, 2006 from 63.0% for the three months ended March 31, 2005.
     General and Administrative Expense. General and administrative expense increased 20.4% to $6.5 million for the three months ended March 31, 2006 from $5.4 million for the three months ended March 31, 2005. The increase was primarily related to $1.0 million of non-cash stock option compensation expense recognized as a result of our adoption of SFAS No. 123(R). As a percentage of revenues, general and administrative expense increased to 9.0% for the three months ended March 31, 2006 from 8.7% for the three months ended March 31, 2005.

     Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	March 31, 2006	March 31, 2005	Variance	Variance
Same store depreciation and amortization	$2,780	$2,773	$7	0.3%
Depreciation and amortization from other centers	965	373	592	—

Total depreciation and amortization	$3,745	$3,146	$599	19.0%

     As a percentage of revenues, depreciation and amortization expense remained constant at 5.1% for the three months ended March 31, 2006 and 2005.
     Provision for Doubtful Accounts. Provision for doubtful accounts decreased slightly to $643,000 for the three months ended March 31, 2006 from $714,000 for the three months ended March 31, 2005. As a percentage of revenues, the provision for doubtful accounts decreased to 0.9% for the three months ended March 31, 2006 from 1.1% for the three months ended March 31, 2005.
     Income on Equity Investments. Income on equity investments represents the net income of certain investments we have in surgery centers that we do not consolidate for financial reporting purposes. Income on equity investments decreased to $245,000 for the three months ended March 31, 2006 from $284,000 for the three months ended March 31, 2005.
     Proceeds from Insurance Settlement. During the three months ended March 31, 2006, we received insurance proceeds related to the hurricanes that temporarily closed our affected surgery centers and interrupted the surgery centers’ business during the third and fourth quarter of 2005. We recorded these proceeds net of related costs.
     Proceeds from Litigation Settlement. During the three months ended March 31, 2006, we received notice that we were awarded a litigation settlement related to the construction of one of our managed surgery centers. We recorded this settlement net of related costs. We received the proceeds in April 2006.
     Operating Income. Operating income increased 17.7% to $16.6 million for the three months ended March 31, 2006 from $14.1 million for the three months ended March 31, 2005. This increase was primarily from surgery centers acquired or developed since January 1, 2005 and increased profitability from same store facilities. The increase was partially offset by increased non-cash stock compensation expense recognized as a result of our adoption of SFAS No. 123(R) on January 1, 2006. As a percentage of revenues, operating income increased to 22.8% for the three months ended March 31, 2006 from 22.7% for the three months ended March 31, 2005.
     Minority Interests in Income of Consolidated Subsidiaries. Minority interests in income of consolidated subsidiaries for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 were as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	March 31, 2006	March 31, 2005	Variance	Variance
Same store minority interests	$6,260	$5,772	$488	8.5%
Minority interests from other centers	1,415	197	1,218	—

Total minority interests	$7,675	$5,969	$1,706	28.6%

     Minority interests expense represents the portion of a center’s net income that is attributable to the center’s minority owners. Consequently, as the net income of a center increases, the corresponding minority interest expense will increase. Minority interests in income of consolidated subsidiaries for same store facilities increased as a result of improved profitability at the same store facilities. Minority interests expense also increased as a result of approximately $610,000 related to net proceeds received from the insurance settlement and the litigation settlement discussed above. As a percentage of revenues, minority interests in income from consolidated subsidiaries increased to 10.5% for the three months ended March 31, 2006 from 9.6% for the three months ended March 31, 2005.
     Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $1.5 million for the three months ended March 31, 2006 from $1.0 million for the three months ended March 31, 2005. Interest expense was higher for the three months ended March 31, 2006 because of higher average borrowing levels, primarily from our senior credit facility. Our outstanding debt under the senior credit facility increased to $103.0 million at March 31, 2006 from $66.0 million at March 31, 2005.
     Provision for Income Taxes. The provision for income taxes increased to $2.9 million for the three months ended March 31, 2006 from $2.7 million for the three months ended March 31, 2005. This increase was the result of our increased profitability for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Our effective tax rate remained constant at 38.5% for the three months ended March 31, 2006 and 2005.
     Net Income. Net income increased 4.5% to $4.6 million for the three months ended March 31, 2006 from $4.4 million for the three months ended March 31, 2005. Net income increased primarily as a result of surgery centers acquired or developed since January 1, 2005 and increased case growth at same store facilities. Net income also increased approximately $239,000 as a result of proceeds received from the insurance settlement and the litigation settlement discussed above. These increases were partially offset by non-cash stock compensation expense for the three months ended March 31, 2006, of approximately $644,000 recognized as a result of our adoption of SFAS No. 123(R) on January 1, 2006.
Liquidity and Capital Resources
Cash Flow Statement Information
     We generated operating cash flow of $6.7 million during the three months ended March 31, 2006 and 2005. Operating cash flow includes distributions to minority partners of $6.1 million for the three months ended March 31, 2006 compared to $4.7 million for the three months ended March 31, 2005. Net cash used in investing activities during the three months ended March 31, 2006 was $15.1 million compared to $8.4 million for the three months ended March 31, 2005. Net cash used in investing activities primarily includes cash paid for acquisitions and purchases of property and equipment. Cash paid for acquisitions, net of cash acquired, during the three months ended March 31, 2006 was $9.8 million. During the three months ended March 31, 2005, we paid $6.9 million for acquisitions, net of cash acquired. Cash paid for property and equipment was $4.3 million for the three months ended March 31, 2006 compared to $1.7 million for the three months ended March 31, 2005. Cash paid for property and equipment during the three months ended March 31, 2006 includes construction projects at several of our surgery centers including costs associated with moving one of our centers to a replacement facility and converting another facility from a single specialty center to a multi-specialty center. Net cash provided by financing activities during the three months ended March 31, 2006 was $6.9 million compared to $2.1 million for the three months ended March 31, 2005. Cash flows from financing activities primarily relate to borrowings and payments under our senior credit facility. During the three months ended March 31, 2006, we received $10.0 million of proceeds under our senior credit facility, and we made principal payments of $3.0 million during the same period. For the three months ended March 31, 2005, we received $9.5 million of proceeds under our senior credit facility, and we made principal payments of $7.5 million during the same period.
Long-Term Debt
     In April 2006, we amended our senior credit facility to increase our borrowing capacity from $150.0 million to $195.0 million. We are the borrower under the senior credit facility and all of our active wholly-owned subsidiaries are guarantors. Under the terms of the senior credit facility, entities that become wholly-owned subsidiaries must also guarantee the debt.

     The senior credit facility provides senior secured financing of up to $195.0 million through a revolving credit line. Up to $2.0 million of the senior credit facility is available for the issuance of standby letters of credit, and up to $5.0 million of the senior credit facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum principal amounts of $100,000 and integral multiples of $100,000 in excess thereof. We are required to repay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At March 31, 2006 and December 31, 2005, we had $103.0 million and $96.0 million, respectively, of outstanding debt under the senior credit facility. At our option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our consolidated funded indebtedness to consolidated EBITDA. At March 31, 2006, the interest rate on the borrowings, which consists of LIBOR plus the applicable Eurodollar rate margin, under the senior credit facility ranged from 6.13% to 6.30%.
     During the third quarter of 2005, we entered into an interest rate swap agreement. The interest rate swap protects us against certain fluctuations in the LIBOR rate on $50.0 million of the Company’s variable rate debt under the senior credit facility. The effective date of the interest rate swap was August 26, 2005, and it expires on March 21, 2010. The interest rate swap effectively fixes our LIBOR interest rate on $50.0 million of variable rate debt at an interest rate of 4.49%.
     At March 31, 2006, the Company was in compliance with all material covenants required by each long-term debt agreement.
Earnings Before Interest, Taxes, Depreciation and Amortization
     EBITDA increased 12.4% to $12.7 million for the three months ended March 31, 2006 from $11.3 million for the three months ended March 31, 2005. This increase in EBITDA was the result of surgery centers acquired or developed since January 1, 2005 and increased profitability from same store facilities. The increase in EBITDA was partially offset by $1.1 million of non-cash stock option compensation expense recognized during the three months ended March 31, 2006 as a result of our adoption of SFAS No. 123(R) on January 1, 2006.
     When we use the term “EBITDA”, we are referring to net income plus (a) income tax expense, (b) interest expense, net and (c) depreciation and amortization. Our calculation of EBITDA is after minority interests expense. Minority interests expense represents the interests of third parties, such as physicians, hospitals and other health care providers, that own interests in surgery centers that we consolidate for financial reporting purposes. Our operating strategy involves sharing ownership of our surgery centers with physicians, physician groups and hospitals, and these third parties own an interest in all but one of our centers. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests.
     We use EBITDA as a measure of liquidity. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures. We also use EBITDA, with some variation in the calculation, to determine compliance with some of the covenants under the senior credit facility, as well as to determine the interest rate and commitment fee payable under the senior credit facility. EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from EBITDA are significant components in understanding and evaluating financial performance and liquidity. Our calculation of EBITDA is not comparable to the EBITDA measure we have used in certain prior periods but is consistent with the measure EBITDA less minority interests previously reported. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

     The following table reconciles EBITDA to net cash provided by operating activities (in thousands):

	Three Months Ended
	March 31,
	2006	2005
EBITDA	$12,684	$11,312
Depreciation and amortization	(3,745)	(3,146)
Interest expense, net	(1,497)	(1,034)
Income taxes	(2,865)	(2,746)

Net income	4,577	4,386
Depreciation and amortization	3,745	3,146
Non-cash compensation expense	1,092	—
Non-cash gains and losses	(711)	(132)
Minority interests in income of consolidated subsidiaries	7,675	5,969
Income taxes	2,865	2,746
Distributions to minority partners	(6,072)	(4,733)
Income on equity investments	(245)	(284)
Provision for doubtful accounts	643	714
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(661)	(415)
Other assets and liabilities	(6,174)	(4,689)

Net cash provided by operating activities	$6,734	$6,708

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At March 31, 2006, $103.0 million of our total long-term debt was subject to variable rates of interest, while the remaining $7.0 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $1.0 million. The fair value of our long-term debt, based on a discounted cash flow analysis, approximates its carrying value as of March 31, 2006.

Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

(b)	Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Reference is made to Part I, Item 3 “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2005. No material developments have occurred with this matter since filing of the Annual Report on March 14, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     For the three months ended March 31, 2006, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The transaction described below was conducted in reliance upon the exemptions from registration provided in Sections 3(b) and 4(2) of the Securities Act and Regulation D and the other rules and regulations promulgated thereunder. The issuance was made without the use of an underwriter, and the certificate and other documentation evidencing the securities issued in connection with this transaction bears a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.
•	On January 13, 2006, we issued 10,208 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for $82,980 upon exercise of warrants.
Item 6. Exhibits.

No.		Description
3.1	—	Certificate of Incorporation (a)

3.2	—	Certificate of Amendment to Certificate of Incorporation (b)

3.3	—	Certificate of Retirement of Stock (c)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (a)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (b)

3.6	—	Bylaws (a)

4.1	—	Form of Common Stock Certificate (a)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (d)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (d)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (d)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (d)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (e)

10.1	—	Executive Officer Compensation and 2006 Bonus Plan (f)

10.2	—	Third Amendment to Symbion Employee Stock Purchase Plan (g)

No.		Description
10.3	—	Form of Option Agreement under the Symbion Employee Stock Purchase Plan

10.4	—	Form of Nonqualified Stock Option Agreement under the Stock Incentive Plan (Form 1)

10.5	—	Form of Nonqualified Stock Option Agreement under the Stock Incentive Plan (Form 2)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (File No. 000-50574).

(f)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed February 28, 2006 (File No. 000-50574).

(g)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-50574).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Symbion, Inc.
By:	/s/ Kenneth C. Mitchell
Kenneth C. Mitchell
Chief Financial Officer and Senior Vice President of Finance (principal financial and accounting officer)

Date: May 8, 2006

EXHIBIT INDEX

No.		Description
3.1	—	Certificate of Incorporation (a)

3.2	—	Certificate of Amendment to Certificate of Incorporation (b)

3.3	—	Certificate of Retirement of Stock (c)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (a)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (b)

3.6	—	Bylaws (a)

4.1	—	Form of Common Stock Certificate (a)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (d)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (d)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (d)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (d)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (e)

10.1	—	Executive Officer Compensation and 2006 Bonus Plan (f)

10.2	—	Third Amendment to Symbion Employee Stock Purchase Plan (g)

10.3	—	Form of Option Agreement under the Symbion Employee Stock Purchase Plan

10.4	—	Form of Nonqualified Stock Option Agreement under the Stock Incentive Plan (Form 1)

10.5	—	Form of Nonqualified Stock Option Agreement under the Stock Incentive Plan (Form 2)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (File No. 000-50574).

(f)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed February 28, 2006 (File No. 000-50574).

(g)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-50574).