Form 10-Q
period 2006-06-30
SYMBION INC/TN
filed 2006-08-07
CIK 1091312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-50574
_______________
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
Yes ☐ No ☑
     As of July 31, 2006, there were 21,567,945 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SYMBION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$33,174	$28,434
Accounts receivable, less allowance for doubtful accounts of $19,308 and $19,088, respectively	35,212	32,487
Inventories	7,918	7,572
Prepaid expenses and other current assets	7,988	8,002

Total current assets	84,292	76,495
Property and equipment:
Land	1,625	1,625
Buildings and improvements	49,061	46,322
Furniture and equipment	75,806	68,579
Computers and software	7,940	7,561

	134,432	124,087
Less accumulated depreciation	(57,846)	(50,677)

Property and equipment, net	76,586	73,410
Goodwill	293,586	268,312
Other intangible assets, net	—	650
Investments in and advances to affiliates	13,981	13,770
Other assets	4,487	3,741

Total assets	$472,932	$436,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,469	$6,727
Accrued payroll and benefits	8,324	8,680
Other accrued expenses	10,075	10,957
Current maturities of long-term debt	1,369	1,347

Total current liabilities	25,237	27,711
Long-term debt, less current maturities	121,236	101,969
Other liabilities	20,153	17,845
Minority interests	31,480	28,795
Stockholders’ equity:
Common stock, 225,000,000 shares, $0.01 par value, authorized at June 30, 2006 and at December 31, 2005; 21,565,142 shares issued and outstanding at June 30, 2006 and 21,444,463 shares issued and outstanding at December 31, 2005	216	214
Additional paid-in-capital	209,730	206,418
Stockholder notes receivable	—	(228)
Accumulated other comprehensive income	1,069	321
Retained earnings	63,811	53,333

Total stockholders’ equity	274,826	260,058

Total liabilities and stockholders’ equity	$472,932	$436,378

See accompanying notes.

SYMBION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$78,181	$64,653	$150,950	$126,832
Operating expenses:
Salaries and benefits (Includes non-cash stock option compensation expense. See Note 3 for amounts and further discussion)	20,583	15,851	40,089	31,859
Supplies	15,359	11,802	29,285	23,255
Professional and medical fees	4,357	3,487	7,721	6,806
Rent and lease expense	4,887	4,077	9,604	7,907
Other operating expenses	5,626	5,035	10,546	9,623

Cost of revenues	50,812	40,252	97,245	79,450
General and administrative expense (Includes non-cash stock option compensation expense. See Note 3 for amounts and further discussion)	6,505	5,904	13,043	11,308
Depreciation and amortization	2,921	3,114	6,666	6,260
Provision for doubtful accounts	825	1,068	1,468	1,782
Income on equity investments	(728)	(325)	(973)	(609)
Loss on disposal of long-lived assets	528	745	567	856
Gain on sale of long-lived assets	(1,652)	(782)	(1,652)	(1,027)
Proceeds from insurance settlement, net	—	—	(410)	—
Proceeds from litigation settlement, net	—	—	(588)	—

Total operating expenses	59,211	49,976	115,366	98,020

Operating income	18,970	14,677	35,584	28,812
Minority interests in income of consolidated subsidiaries	(7,551)	(5,863)	(15,226)	(11,832)
Interest expense, net	(1,822)	(880)	(3,319)	(1,914)

Income before income taxes	9,597	7,934	17,039	15,066
Provision for income taxes	3,695	3,054	6,560	5,800

Net income	$5,902	$4,880	$10,479	$9,266

Net income per share:
Basic	$0.27	$0.23	$0.49	$0.44
Diluted	$0.27	$0.22	$0.48	$0.42
Weighted average number of common shares outstanding and common equivalent shares:
Basic	21,507	21,269	21,484	21,195
Diluted	21,922	22,000	21,987	21,871
See accompanying notes.

SYMBION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$10,479	$9,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,666	6,260
Non-cash stock option compensation expense	2,174	—
Non-cash gains and losses	(1,700)	(171)
Minority interests	15,226	11,832
Provision for income taxes	6,560	5,800
Distributions to minority partners	(12,790)	(9,956)
Income on equity investments	(973)	(609)
Provision for bad debts	1,468	1,782
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(2,617)	(2,135)
Other assets	925	862
Other liabilities	(9,142)	(7,299)

Net cash provided by operating activities	16,276	15,632

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(23,973)	(6,918)
Purchases of property and equipment, net	(7,583)	(4,217)
Change in other assets	(1,110)	(1,577)

Net cash used in investing activities	(32,666)	(12,712)

Cash flows from financing activities:
Principal payments on long-term debt	(10,072)	(15,469)
Proceeds from debt issuances	28,858	11,000
Proceeds from capital contributions by minority partners	1,164	3,018
Other financing activities	1,180	266

Net cash provided by (used in) financing activities	21,130	(1,185)

Net increase in cash and cash equivalents	4,740	1,735
Cash and cash equivalents at beginning of period	28,434	23,276

Cash and cash equivalents at end of period	$33,174	$25,011

See accompanying notes.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
June 30, 2006
1. Organization
     Symbion, Inc. (the “Company”), through its wholly-owned subsidiaries, owns interests in partnerships and limited liability companies which own and operate short stay surgery centers in joint-ownership with physicians, physician groups, hospitals and hospital networks. As of June 30, 2006, the Company owned and operated 53 surgery centers and managed nine additional surgery centers in 23 states. The Company owns a fifty percent or more interest in 37 of the 53 surgery centers and consolidates 45 of these centers for financial reporting purposes. The Company’s surgery centers include three facilities that are licensed as hospitals, two of which are owned and one of which is managed. In addition to the surgery centers, the Company also operates one diagnostic center and manages three physician networks, including two physician networks in markets in which the Company also operates surgery centers. The Company will cease management of its physician network in Louisville, Kentucky effective December 31, 2006. The Company also provides management and administrative services on a contract basis to surgery centers in which it does not own an interest.
2. Significant Accounting Policies and Practices
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal, recurring nature. Operating results for the quarter and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business. The accompanying unaudited condensed consolidated financial statements also include the accounts of a variable interest entity in which the Company is the primary beneficiary. The accompanying condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005 include assets of approximately $5.2 million and $5.0 million, respectively, and liabilities of approximately $140,000 and $156,000, respectively, related to the variable interest entity. All significant intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalent balances at high quality credit financial institutions.
Accounts Receivable
     Accounts receivable consist of receivables from federal and state agencies (including the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable at June 30, 2006 and December 31, 2005, respectively, were as follows (in thousands):

	June 30, 2006	December 31, 2005
Surgery centers	$34,574	$31,903
Physician networks	638	584

Total	$35,212	$32,487

     The following table sets forth by type of payor the percentage of the Company’s accounts receivable as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
Payor	2006	2005
Private insurance	67%	70%
Government	11	10
Self-pay	16	14
Other	6	6

Total	100%	100%

Goodwill
     Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired. Goodwill and other indefinite lived intangible assets are no longer amortized, but are tested at least annually through an impairment test using a fair value method.
     Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2005	$268,312
Purchase price allocations	22,674
Finalized purchase price allocations	2,600

Balance at June 30, 2006	$293,586

     The purchase price allocation of approximately $22.7 million primarily relates to the Company’s purchase of a majority interest in two surgery centers during the first six months of 2006. Any adjustments to the purchase price allocations are recorded in the finalized purchase price allocations. The finalized purchase price allocations of approximately $2.6 million include a change in depreciation estimates at certain surgery centers acquired during 2005. See Note 4 for further discussion of these acquisitions.
Other Comprehensive Income
     The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from nonowner sources. Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swap accounted for under Statement of Financial Accounting Standard (“ SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company entered into the interest rate swap during the third quarter of 2005. The value of the interest rate swap was $1.1 million, net of taxes of approximately $672,000, at June 30, 2006 and is recorded as accumulated other comprehensive income in the accompanying unaudited condensed consolidated balance sheet. See Note 5 for further discussion of the Company’s interest rate swap.
Stock-Based Compensation
     The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value is estimated using an option pricing model, which uses several different estimates and assumptions to determine the fair value of the award. See Note 3 for further discussion of the Company’s stock-based compensation.
Revenues
     Revenues consist of the following for the three and six months ended June 30, 2006 and 2005, respectively (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Patient service revenues	$73,914	$61,609	$142,725	$120,666
Physician service revenues	1,121	1,100	2,261	2,144
Other service revenues	3,146	1,944	5,964	4,022

Total revenues	$78,181	$64,653	$150,950	$126,832

     The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Payor	2006	2005	2006	2005
Private insurance	76%	76%	75%	76%
Government	19	18	20	19
Self-pay	4	4	4	4
Other	1	2	1	1

Total	100%	100%	100%	100%

Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes. Actual results could differ from those estimates.
3. Stock-Based Compensation
Overall Description
     On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires the Company to recognize, in the financial statements, the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards. Prior to January 1, 2006, the Company used the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to account for these equity instruments. Under the intrinsic value, the Company recognized no compensation expense for options granted when the exercise price was equal to the market price of the underlying stock on the date of grant. The exercise price of all of the options granted by the Company has been equal to the market price of the Company’s stock price on the date of grant. Therefore, the Company did not recognize any expense related to stock option grants in its financial statements prior to January 1, 2006.

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
     During the first six months of 2006, the Company’s Compensation Committee granted options to purchase 427,700 shares of the Company’s common stock to certain employees of the Company. Also during the first six months of 2006, the Company’s Compensation Committee granted options to purchase 23,175 shares of the Company’s common stock to members of the Company’s Board of Directors. The exercise price of the options ranged from $23.01 to $23.80 per option, which was equal to the closing price of the Company’s common stock on the respective grant dates. Options in these grants must be exercised within seven years from the date of grant or earlier if the employee terminates employment or if the director terminates his or her directorship.
Valuation Methodology
     The estimated weighted average fair values of the options at the date of grant in 2006 and 2005 were $10.65 and $7.25 per share, respectively. The fair values of the options were derived using the Black-Scholes option pricing model and requirements discussed in SFAS No. 123(R) and SFAS No. 123. In applying the Black-Scholes option pricing model, the Company used the following assumptions:
Weighted average risk-free interest rate
     The risk-free interest rate is used as a component of the fair value of stock options to take into account the time value of money. For the risk-free interest rate, the Company uses the implied yield on United States Treasury zero-coupon issues with a remaining term equal to the expected life, in years, of the options granted. The Company used a weighted average risk-free interest rate of 4.6% and 3.8% for the stock options valued during the six months ended June 30, 2006 and 2005, respectively.
Expected volatility
     Volatility, for the purpose of stock-based compensation, is a measurement of the amount that a share price has fluctuated. Expected volatility involves reviewing historical volatility and determining what, if any, change the share price will have in the future. SFAS No. 123(R) recommended that companies such as Symbion, whose common stock has only recently become publicly traded, use average volatilities of similar entities. As a result, the Company has used the average volatilities of some of its competitors as an estimate in determining stock option fair values. As the Company becomes more familiar with the fluctuations in its own stock price and more history of the Company’s stock price can be compiled, the Company intends to use its own stock price volatility in the future for its stock option fair value pricing. The Company used an expected volatility of 35.8% and 31.8% for the stock options valued during the six months ended June 30, 2006 and 2005, respectively.

Expected life, in years
     SFAS No. 123(R) requires that companies incorporate the expected life of the stock option. A clear distinction is made between the expected life of the option and the contractual term of the option. The expected life of the option is considered the amount of time, in years, that the option is expected to be outstanding before it is exercised. Whereas, the contractual term of the stock option is the term the option is valid before it expires. The Company used an expected life of 6.5 years and 6 years for the stock options valued during the six months ended June 30, 2006 and 2005, respectively.
Expected dividend yield
     Since issuing dividends will affect the fair value of a stock option, SFAS No. 123(R) requires companies to estimate future dividend yields or payments. The Company has not historically issued dividends and does not intend to issue dividends in the future. Therefore, the Company has used an expected dividend yield of zero for the stock options valued during the six months ended June 30, 2006 and 2005.
Expected forfeiture rate
     The Company continues to review the forfeiture patterns of the Company’s option holders since the Company’s stock has been publicly traded. The Company used an expected forfeiture rate of approximately 3% for the stock options valued during the six months ended June 30, 2006 and 2005.
Pro Forma Net Income and Earnings Per Share
     During the three and six months ended June 30, 2006, the Company recorded approximately $1.1 million and $2.2 million, respectively, in non-cash stock option compensation expense. After minority interest and the related tax benefit, the Company recorded a net impact of approximately $642,000 and $1.3 million for the three and six months ended June 30, 2006, respectively. Had the Company recorded compensation expense under SFAS No. 123(R) during the three and six months ended June 30, 2005, net income and net income per share attributable to common stockholders would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income as reported	$5,902	$4,880	$10,479	$9,266
Add: Total compensation expense for restricted stock included in reported net income in 2005, net of taxes	—	10	—	19
Less: Pro forma compensation expense for all stock option grants, net of taxes	—	(586)	—	(1,157)

Pro forma net income	$5,902	$4,304	$10,479	$8,128

Basic earnings per share:
As reported	$0.27	$0.23	$0.49	$0.44
Pro forma	N/A	0.20	N/A	0.38
Diluted earnings per share:
As reported	$0.27	$0.22	$0.48	$0.42
Pro forma	N/A	0.20	N/A	0.37

Outstanding Option Information
The following is a summary of option transactions since December 31, 2004:

		Weighted
		Average Exercise
	Number of Shares	Price
December 31, 2004	1,862,550	$13.17
Granted	463,950	19.46
Exercised	(327,846)	9.59
Expired	(45,438)	15.95

December 31, 2005	1,953,216	$15.19
Granted	450,875	23.74
Exercised	(141,863)	11.29
Expired	(75,297)	18.32

June 30, 2006	2,186,931	$17.10

     For the three and six months ended June 30, 2006, the Company received approximately $635,000 and $839,000, respectively, from the exercise of stock options. At June 30, 2006 and December 31, 2005, options to purchase 1,049,388 shares and 919,796 shares of common stock, respectively, were exercisable.
     The following table summarizes information regarding the options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	as of	Remaining	Average	as of	Average
Range of	June 30,	Contractual	Exercise	June 30,	Exercise
Exercise Prices	2006	Life	Price	2006	Price
$ 0.00 — $ 7.58	105,765	1.2	$0.54	105,765	$0.54
$ 7.59 — $10.10	29,567	2.5	$7.79	29,567	$7.79
$10.11 — $12.63	933	5.5	$10.69	933	$10.69
$12.64 — $15.15	911,504	6.5	$14.33	714,576	$14.15
$15.16 — $19.70	677,787	8.5	$19.30	178,047	$19.27
$19.71 — $23.80	461,375	9.4	$23.74	20,500	$23.67

	2,186,931	7.4	$17.10	1,049,388	$13.65

     Since the Company’s shares have become publicly traded, all options granted have an exercise price equal to the Company’s share price on the date of grant.
4. Acquisitions and Developments
     During the first quarter of 2006, the Company acquired a majority interest in Cypress Surgery Center, LLC, a multi-specialty ambulatory surgery center located in Wichita, Kansas. Th e Company acquired its ownership interest for approximately $10.0 million, using funds from operations and funds available under the Company’s senior credit facility. Cypress Surgery Center has six operating rooms and two minor procedure rooms.
     Also during the first quarter of 2006, Cape Coral Ambulatory Surgery Center, LLC began operations. The Cape Coral Ambulatory Surgery Center is a multi-specialty de novo center located in Cape Coral, Florida with five operating rooms and two treatment rooms. The Company holds a 10% ownership interest in Cape Coral Ambulatory Surgery Center, LLC and accounts for its ownership as an equity investment.
     During the second quarter of 2006, the Company acquired a majority interest in The Center for Special Surgery, LLC, a multi-specialty ambulatory surgery center located in Greenville, South Carolina. The Company acquired its ownership interest for approximately $14.3 million, using funds from operations and funds available under the Company’s senior credit facility. The Center for Special Surgery, LLC has two operating rooms and one minor procedure room.

5. Long-Term Debt
     The Company’s long-term debt is summarized as follows (in thousands):

	June 30,	December 31,
	2006	2005
Senior credit facility	$116,000	$96,000
Notes payable to banks	4,501	4,752
Secured term loans	1,095	1,254
Capital lease obligations	1,009	1,310

	122,605	103,316
Less current maturities	(1,369)	(1,347)

	$121,236	$101,969

     In April 2006, the Company amended its senior credit facility to increase the Company’s borrowing capacity from $150.0 million to $195.0 million. The Company is the borrower under the senior credit facility, and all of its active wholly-owned subsidiaries are guarantors. Under the terms of the senior credit facility, entities that become wholly-owned subsidiaries must also guarantee the debt.
     The senior credit facility provides senior secured financing of up to $195.0 million through a revolving credit line. Up to $2.0 million of the senior credit facility is available for the issuance of standby letters of credit, and up to $5.0 million of the senior credit facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum principal amounts of $100,000 and integral multiples of $100,000 in excess thereof. The Company is required to re pay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At June 30, 2006 and December 31, 2005, the Company had $116.0 million an d $96.0 million, respectively, of outstanding debt under the senior credit facility. At the Company’s option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of the Company’s consolidated funded indebtedness to consolidated EBITDA. At June 30, 2006, the interest rate on the borrowings, which consists of LIBOR plus the applicable Eurodollar rate margin, under the senior credit facility ranged from 6.37% to 6.49%.
     During the third quarter of 2005, the Company entered into an interest rate swap agreement. The interest rate swap protects the Company against certain fluctuations in the LIBOR rate on $50.0 million of the Company’s variable rate debt under the senior credit facility. The effective date of the interest rate swap was August 26, 2005, and it expires on March 21, 2010. The interest rate swap effectively fixes the Company’s LIBOR interest rate on $50.0 million of variable rate debt at an interest rate of 4.49%. The Company has recognized the fair value of the interest rate swap as a long-term asset of approximately $1.7 million at June 30, 2006.
     At June 30, 2006, the Company was in compliance with all material covenants required by each long-term debt agreement.

6. Earnings Per Share
     Basic and diluted income per share are based on the weighted average number of common shares outstanding and the dilutive impact of outstanding options and warrants to purchase shares (net income in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Numerator for basic and diluted income per share:
Net income	$5,902	$4,880	$10,479	$9,266

Denominator:
Denominator for basic income per share weighted-average shares outstanding	21,507,247	21,269,135	21,484,492	21,194,728
Effect of dilutive securities:
Employee stock options	378,956	675,790	465,856	623,058
Warrants	35,656	55,163	36,727	52,983

Denominator for diluted income per share — adjusted weighted-average shares outstanding	21,921,859	22,000,088	21,987,075	21,870,769

Basic net income per share	$0.27	$0.23	$0.49	$0.44
Diluted net income per share	$0.27	$0.22	$0.48	$0.42
     The effect of options to purchase 461,375 shares of common stock for the three and six months ended June 30, 2006 was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The effect of options to purchase 20,250 and 21,250 shares of common stock for the three and six months ended June 30, 2005, respectively, was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
7. Commitments and Contingencies
Professional, General and Workers’ Compensation Liability Risks
     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. To cover these claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a third party commercial insurance carrier in amounts that management believes are sufficient for the Company’s operations, although, potentially, some claims may exceed the scope of coverage in effect. This insurance coverage is on a claims-made basis. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses the costs under the self-insured retention exposure for general and professional liability claims which relate to (i) deductibles on claims made during the policy period, and (ii) an estimate of claims incurred but not yet report ed that are expected to be reported after the policy period expires. Reserves and provisions for professional liability are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Based on historical results and data currently available, management does not believe a change in one or more of these assumptions will have a material impact on the Company’s consolidated financial position or results of operations.
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
Cautionary Note Regarding Forward-Looking Statements
     This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend, ” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation:
•	our dependence on payments from third-party payors, including governmental health care programs and managed care organizations;

•	efforts by certain states to reduce payments from workers’ compensation payors for services provided to injured workers;

•	risks associated with the practice of some of our centers in billing for services “out of network,” including the risk that out-of-network payments by some third-party payors may be reduced or eliminated;

•	the risk of future government regulatory interpretations that would prohibit our centers from providing 23 hour stay services;

•	our ability to acquire and develop additional surgery centers on favorable terms and to integrate their business operations successfully;

•	our ability to enter into strategic alliances with health care systems and other health care providers that are leaders in their markets;

•	efforts to regulate the construction, acquisition or expansion of health care facilities;

•	our ability to attract and maintain good relationships with physicians who use our facilities;

•	our ability to enhance operating efficiencies at our surgery centers;

•	uncertainty associated with legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions;

•	our ability to comply with applicable laws and regulations, including physician self-referral laws and laws relating to illegal remuneration under the Medicare, Medicaid or other governmental programs;

•	our ability to comply with applicable corporate governance and financial reporting standards;

•	risks related to the Deficit Reduction Act of 2005, and other pending legislation, which could restrict our ability to operate our facilities licensed as hospitals and could adversely impact our reimbursement revenues;

•	the possibility of adverse changes in federal, state or local regulations affecting the health care industry;

•	the risk of changes to laws governing the corporate practice of medicine that may require us to restructure some of our relationships, which could result in a significant loss of revenues and divert other resources;

•	our significant indebtedness and our ability to incur additional indebtedness;

•	our ability to obtain the capital required to operate our business and fund acquisitions and developments on favorable terms;

•	the intense competition for physicians, strategic relationships, acquisitions and managed care contracts, which may result in a decline in our revenues, profitability and market share;

•	the geographic concentration of our operations in certain states, which makes us particularly sensitive to regulatory, economic and other conditions in those states;

•	our dependence on our senior management; and

•	other risks and uncertainties described in this report or detailed from time to time in our filings with the Securities and Exchange Commission.
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
Executive Overview
     Our Company
     As of June 30, 2006, we owned and operated 53 surgery centers and managed nine additional surgery centers in 23 states. We own a fifty percent or more interest in 37 of the 53 surgery centers and consolidate 45 of these centers for financial reporting purposes. In general, physicians that utilize our surgical facilities, hospitals and health care systems own the remaining interests in our surgery centers. Our surgery centers include three facilities that are licensed as hospitals, two of which we own and one of which we manage. In addition to our surgery centers, we also operate one diagnostic center and manage three physician networks, including two physician networks in markets in which we operate surgery centers. We will cease management of our physician network in Louisville, Kentucky effective December 31, 2006. We continue to focus on increasing cases at our same store facilities and acquiring facilities that we believe to have favorable growth potential. We are continuing to see increases in the number of cases performed in a majority of our same store facilities. We are also focused on developing new facilities.
     Much of our growth since June 30, 2005 has occurred through acquisitions and same store growth. Between June 30, 2005 and June 30, 2006, we added five surgery centers that we consolidate for financial reporting purposes and three surgery centers in which we acquired an interest but do not consolidate for financial reporting purposes. The three surgery centers we purchased an interest in but do not consolidate for financial reporting purposes are accounted for as equity investments. We used a mixture of cash from operations and proceeds from our senior credit facility to acquire these interests. We believe that our continued growth and success depends not only on acquiring surgery centers, but also on the increased performance of facilities that we already own and operate.

   Share-Based Compensation
     On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment . We use the Black-Scholes option pricing method to value options under SFAS No. 123(R). The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. All option pricing models require the input of highly subjective assumptions including the expected stock price volatility and the expected exercise patterns of the option holders. The Company’s stock option compensation expense estimate may vary in the future depending on many factors, including levels of options and awards granted in the future, forfeitures and when option or award holders exercise these awards.
   Revenues
     Our revenues consist of patient service revenues, physician service revenues and other service revenues. Patient service revenues are revenues from surgical or diagnostic procedures performed in each of the centers that we consolidate for financial reporting purposes. Physician service revenues are revenues from physician networks for which we have a contractual obligation to provide capital and other assets in addition to management services. Other service revenues consists of management and administrative service fees derived from the non-consolidated facilities that we account for under the equity method, management of surgery centers in which we do not own an interest and management services we provide to physician networks for which we are not required to provide capital or other assets.
     Revenues consist of the following for the three and six months ended June 30, 2006 and 2005, respectively (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Patient service revenues	$73,914	$61,609	$142,725	$120,666
Physician service revenues	1,121	1,100	2,261	2,144
Other service revenues	3,146	1,944	5,964	4,022

Total revenues	$78,181	$64,653	$150,950	$126,832

     We are dependent upon private and governmental third-party sources of payment for the services that we provide. The amount that our centers, facilities and networks receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors.
     Some of our payments from third-party payors in the past year came from third-party payors with which our centers, including our centers in Texas and California, did not have a written contract. In those cases, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had our center had a contract with the payor. We also submit a claim for the services to the payor along with full disclosure that our center has charged the patient an in-network patient responsibility amount. Historically, those third-party payors who do not have contracts with our centers have typically paid our claims at higher than comparable contracted rates. However, there is a growing trend for third-party payors, including those in Texas and California, to adopt out-of-network fee schedules which are more comparable to our contracted rates or to take other steps to discourage their enrollees from seeking treatment at out-of-network surgery centers. Typically, we have seen an increase in volume of cases in those instances where we switch from out-of-network to in-network billing.
     In addition, several states have recently implemented workers’ compensation provider fee schedules, and other states, including South Carolina, have considered or have begun the process of developing a state workers’ compensation fee schedule for providers. In some cases, the fee schedule rates contain lower rates than our surgery centers have historically been paid for the same services. Payments from workers’ compensation payors represented approximately 12.8% of our patient service revenues in the first six months of 2006.

  Case Mix
     The following table sets forth the percentage of cases in each specialty performed during the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Specialty
Ear, nose and throat	7%	8%	8%	8%
Gastrointestinal	25	23	25	23
General surgery	5	5	5	5
Obstetrics/gynecology	4	3	4	3
Ophthalmology	13	11	13	11
Orthopedic	16	17	16	17
Pain management	15	16	15	16
Plastic surgery	4	4	4	4
Other	11	13	10	13

Total	100%	100%	100%	100%

  Case Growth
  Same Store Information
     We define same store facilities as those centers that we owned an interest in and managed throughout the six months ended June 30, 2006 and 2005. For the comparison of same store facilities provided below, we have also included the results of a surgery center in which we own an interest that opened in February 2006, within the market served by another surgery center in which we own an interest. Management believes that it is appropriate to include the results of both centers in the same store facility information below based on the following considerations: (1) the migration of cases from the existing surgery center to the new surgery center, (2) the waiver of the restriction on ownership applicable to the owners of the existing center that allows certain owners of the existing center to own an interest in the new center and (3) the resulting enhancement of the Company’s market position by leveraging management services and capacity. The definition of same store facilities includes non-consolidated centers and allows for comparability to other companies in our industry. The following table sets forth information from same store facilities including non-consolidated centers for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Cases	59,864	57,472	116,407	111,963
Case Growth	4%	N/A	4%	N/A
Net patient service revenue per case	$1,202	$1,168	$1,193	$1,166
Net patient service revenue per case growth	3%	N/A	2%	N/A
Number of same store surgery centers	46	N/A	44	N/A

     For purposes of explaining changes in our consolidated financial results in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we refer to same store facilities excluding non-consolidated centers because the results of these centers are not included in revenues and other items in our consolidated financial results. Accordingly, the following table sets forth information from same store facilities excluding non-consolidated centers for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Cases	51,061	51,295	100,647	100,132
Case Growth	—%	N/A	1%	N/A
Net patient service revenue per case	$1,205	$1,179	$1,208	$1,172
Net patient service revenue per case growth	2%	N/A	3%	N/A
Number of same store surgery centers	40	N/A	39	N/A
     The same store information above includes one imaging center, as the revenue from the imaging center is included in our patient service revenue. For the three and six months ended June 30, 2006, cases and net patient service revenue per case decreased at this imaging center due to a loss of certain contracts and increased competition within the market and had an unfavorable effect on our same store growth information. Excluding the imaging center from our same store information, cases for the three and six months ended June 30, 2006 would have increased 1% and 2%, respectively.
  Consolidated Information
     The following table sets forth information from facilities that we consolidate for financial reporting purposes (which includes surgery centers we have acquired or developed since January 1, 2005 and are therefore not included in the same store information provided above) for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Cases	60,378	52,413	117,050	102,826
Case Growth	15%	N/A	14%	N/A
Net patient service revenue per case	$1,224	$1,176	$1,219	$1,174
Net patient service revenue per case growth	4%	N/A	4%	N/A
Number of surgery centers operated as of end of period (1)	62	56	62	56
Number of consolidated surgery centers	45	41	45	41

(1)	We manage but do not own an interest in nine of the 62 centers operated as of June 30, 2006 and nine of the 56 centers operated as of June 30, 2005.
  Payor Mix
     The following table sets forth by type of payor the percentage of our patient service revenues generated for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Payor	2006	2005	2006	2005
Private insurance	76%	76%	75%	76%
Government	19	18	20	19
Self-pay	4	4	4	4
Other	1	2	1	1

Total	100%	100%	100%	100%

Acquisitions and Developments
     During the first quarter of 2006, we acquired a majority interest in Cypress Surgery Center, LLC, a multi-specialty ambulatory surgery center located in Wichita, Kansas. We acquired our ownership interest for approximately $10.0 million, using funds from operations and funds available under our senior credit facility. Cypress Surgery Center has six operating rooms and two minor procedure rooms.
     Also during the first quarter of 2006, Cape Coral Ambulatory Surgery Center, LLC began operations. The Cape Coral Ambulatory Surgery Center is a multi-specialty de novo center located in Cape Coral, Florida with five operating rooms and two treatment rooms. We hold a 10% ownership interest in Cape Coral Ambulatory Surgery Center, LLC and account for our ownership as an equity investment.
     During the second quarter of 2006, we acquired a majority interest in The Center for Special Surgery, LLC, a multi-specialty ambulatory surgery center located in Greenville, South Carolina. We acquired our ownership interest for approximately $14.3 million, using funds from operations and funds available under our senior credit facility. The Center for Special Surgery, LLC has two operating rooms and one minor procedure room.

Results of Operations
     The following table contains unaudited summary statements of operations for each of the three and six months ended June 30, 2006 and 2005. The table also shows the percentage relationship to total revenues for the periods indicated:

	Three Months Ended June 30,
	2006		2005
		% of		% of
	Amount	Revenues	Amount	Revenues
	(dollars in thousands)
	(unaudited)
Revenues	$78,181	100.0%	$64,653	100.0%
Cost of revenues	50,812	65.0	40,252	62.3
General and administrative expense	6,505	8.3	5,904	9.1
Depreciation and amortization	2,921	3.7	3,114	4.8
Provision for doubtful accounts	825	1.1	1,068	1.7
Income on equity investments	(728)	(0.9)	(325)	(0.5)
Impairment and loss on disposal of long-lived assets	528	0.7	745	1.2
Gain on sale of long-lived assets	(1,652)	(2.2)	(782)	(1.3)

Total operating expenses	59,211	75.7%	49,976	77.3%
Operating income	18,970	24.3	14,677	22.7
Minority interests in income of consolidated subsidiaries	(7,551)	(9.7)	(5,863)	(9.1)
Interest expense, net	(1,822)	(2.3)	(880)	(1.3)

Income before income taxes	9,597	12.3	7,934	12.3
Provision for income taxes	3,695	4.8	3,054	4.8

Net income	$5,902	7.5%	$4,880	7.5%

	Six Months Ended June 30,
	2006		2005
		% of		% of
	Amount	Revenues	Amount	Revenues
	(dollars in thousands)
	(unaudited)
Revenues	$150,950	100.0%	$126,832	100.0%
Cost of revenues	97,245	64.4	79,450	62.6
General and administrative expense	13,043	8.6	11,308	8.9
Depreciation and amortization	6,666	4.4	6,260	4.9
Provision for doubtful accounts	1,468	1.0	1,782	1.4
Income on equity investments	(973)	(0.6)	(609)	(0.5)
Impairment and loss on disposal of long-lived assets	567	0.4	856	0.7
Gain on sale of long-lived assets	(1,652)	(1.1)	(1,027)	(0.7)
Proceeds from insurance settlement	(410)	(0.3)	—	—
Proceeds from litigation settlement	(588)	(0.4)	—	—

Total operating expenses	115,366	76.4%	98,020	77.3%
Operating income	35,584	23.6	28,812	22.7
Minority interests in income of consolidated subsidiaries	(15,226)	(10.1)	(11,832)	(9.3)
Interest expense, net	(3,319)	(2.2)	(1,914)	(1.5)

Income before income taxes	17,039	11.3	15,066	11.9
Provision for income taxes	6,560	4.4	5,800	4.6

Net income	$10,479	6.9%	$9,266	7.3%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     During the three months ended June 30, 2006, our revenues increased 20.9% to $78.2 million from $64.7 million for the three months ended June 30, 2005. Net income increased 20.4% to $5.9 million for the three months ended June 30, 2006 from $4.9 million for the three months ended June 30, 2005. Our financial results for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 reflect the addition of five consolidated surgery centers and three surgery centers in which we acquired an interest but do not consolidate for financial reporting purposes. The three surgery centers we purchased an interest in but do not consolidate for financial reporting purposes are accounted for as equity investments. Our financial results for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 also reflect revenue growth at our existing centers primarily as a result of increased case volume.
     Revenues. Revenues for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 were as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	June 30, 2006	June 30, 2005	Variance	Variance
Patient service revenues:
Same store revenues	$61,551	$60,477	$1,074	1.8%
Revenue from other centers	12,363	1,132	11,231	—

Total patient service revenues	73,914	61,609	12,305	20.0
Physician service revenues	1,121	1,100	21	1.9
Other service revenues	3,146	1,944	1,202	61.8

Total revenues	$78,181	$64,653	$13,528	20.9%

     For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities those centers that we consolidated for financial reporting purposes for both the three months ended June 30, 2006 and June 30, 2005. The increase in patient service revenues includes an increase in same store revenues of 1.8%. The increase in same store revenues was the result of an increase in same store net patient service revenues per case during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Patient service revenues from other centers, which primarily includes revenues from the surgery centers we acquired or developed since January 1, 2005, increased by $11.2 million primarily as the result of our acquisitions of the surgery centers in California during the third quarter of 2005. The increase in other service revenues primarily resulted from management fees from surgery centers that we acquired or developed since June 30, 2005 that we account for as equity investments.
     Cost of Revenues. Cost of revenues for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	June 30, 2006	June 30, 2005	Variance	Variance
Same store cost of revenues	$41,085	$37,774	$3,311	8.8%
Cost of revenues from other centers	9,727	2,478	7,249	—

Total cost of revenues	$50,812	$40,252	$10,560	26.2%

     Same store cost of revenues increased primarily due to an increase in medical supplies. Medical supplies increased primarily due to an increase in implant cases performed during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Implant cases are typically more complex and therefore have higher medical supply costs. Same store cost of revenues also increased $91,000 due to non-cash stock option compensation expense during the three months ended June 30, 2006. We adopted SFAS No. 123(R) on January 1, 2006, therefore no expense was recorded during 2005 related to our non-cash stock option compensation. Cost of revenues from other centers, which primarily includes surgery centers acquired or developed since January 1, 2005, increased by $7.2 million. Cost of revenues from other centers includes an increase in salaries and wages as a result of our continued integration of the surgery centers located in California that we acquired in the third quarter of 2005.

As a percentage of revenues, total cost of revenues increased to 65.0% for the three months ended June 30, 2006 from 62.3% for the three months ended June 30, 2005.
     General and Administrative Expense. General and administrative expense increased 10.2% to $6.5 million for the three months ended June 30, 2006 from $5.9 million for the three months ended June 30, 2005. The increase was primarily related to $990,000 of non-cash stock option compensation expense recognized as a result of our adoption of SFAS No. 123(R). As a percentage of revenues, general and administrative expense decreased to 8.3% for the three months ended June 30, 2006 from 9.1% for the three months ended June 30, 2005. Excluding the impact of the non-cash stock option compensation expense for the three months ended June 30, 2006, general and administrative expense, as a percentage of revenues, would have decreased to 7.1%. We believe that presenting general and administrative expense, as a percentage of revenues, excluding the impact of the non-cash stock option compensation expense is useful to investors because we did not adopt SFAS No. 123(R) until January 1, 2006 and therefore no expense was recorded during 2005 related to non-cash stock option compensation expense making comparability with periods prior to January 1, 2006 difficult.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	June 30, 2006	June 30, 2005	Variance	Variance
Same store depreciation and amortization	$2,952	$2,750	$202	7.3%
Depreciation and amortization from other centers	(31)	364	(395)	—

Total depreciation and amortization	$2,921	$3,114	$(193)	(6.2)%

     Depreciation and amortization from other centers included a reduction of $664,500 related to a change in depreciation estimates at certain surgery centers we acquired during 2005. As a percentage of revenues, depreciation and amortization expense decreased to 3.7% for the three months ended June 30, 2006 from 4.8% for the three months ended June 30, 2005. Excluding the change in our depreciation estimate for the three months ended June 30, 2006, depreciation and amortization, as a percentage of revenues, would have decreased to 4.6%. We believe that presenting depreciation and amortization, as a percentage of revenues, excluding the change in our depreciation estimate is useful to investors because the change in estimate relates to all periods after August 1, 2005, including periods prior to January 1, 2006, and is a one-time change that makes comparability of results from period to period difficult.
     Provision for Doubtful Accounts. Provision for doubtful accounts decreased to $825,000 for the three months ended June 30, 2006 from $1.1 million for the three months ended June 30, 2005 due to improved collections. As a percentage of revenues, the provision for doubtful accounts decreased to 1.1% for the three months ended June 30, 2006 from 1.7% for the three months ended June 30, 2005.
     Income on Equity Investments. Income on equity investments represents the net income of certain investments we have in surgery centers that we do not consolidate for financial reporting purposes. Income on equity investments increased to $728,000 for the three months ended June 30, 2006 from $325,000 for the three months ended June 30, 2005 primarily as a result of surgery centers that we acquired or developed since June 30, 2005 that we account for as equity investments.
     Gain on Sale of Long-Lived Assets. Gain on sale of long-lived assets for the three months ended June 30, 2006 and June 30, 2005 primarily represents the gain we recognized on the sale of a portion of our ownership interests in certain surgery centers.
     Operating Income. Operating income increased 29.3% to $19.0 million for the three months ended June 30, 2006 from $14.7 million for the three months ended June 30, 2005. This increase was primarily from surgery centers acquired or developed since January 1, 2005, increased profitability from same store facilities, the change in depreciation estimates and the gain on sale of long-lived assets. These increases were partially offset by increased non-cash stock option compensation expense recognized as a result of our adoption of SFAS No. 123(R) on January 1, 2006 and the loss on disposal of long-lived assets. As a percentage of revenues, operating income increased to 24.3% for the three months ended June 30, 2006 from 22.7% for the three months ended June 30, 2005.

     Minority Interests in Income of Consolidated Subsidiaries. Minority interests expense represents the portion of a center’s net income that is attributable to the center’s minority owners. Consequently, as the net income of a center increases or the minority owners’ interest increases, the corresponding minority interest expense will increase. Minority interests in income of consolidated subsidiaries increased 28.8% to $7.6 million for the three months ended June 30, 2006 from $5.9 million for the three months ended June 30, 2005. As a percentage of revenues, minority interests in income of consolidated subsidiaries increased to 9.7% for the three months ended June 30, 2006 from 9.1% for the three months ended June 30, 2005.
     Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $1.8 million for the three months ended June 30, 2006 from $880,000 for the three months ended June 30, 2005. Interest expense was higher for the three months ended June 30, 2006 because of higher average borrowing levels, primarily from our senior credit facility. We used borrowings under our senior credit facility to finance acquisitions of surgery centers. Our outstanding debt under the senior credit facility increased to $116.0 million at June 30, 2006 from $60.5 million at June 30, 2005.
     Provision for Income Taxes. The provision for income taxes increased to $3.7 million for the three months ended June 30, 2006 from $3.1 million for the three months ended June 30, 2005. This increase was the result of our increased profitability for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Our effective tax rate remained constant at 38.5% for the three months ended June 30, 2006 and 2005.
     Net Income. Net income increased 20.4% to $5.9 million for the three months ended June 30, 2006 from $4.9 million for the three months ended June 30, 2005. Net income increased primarily as a result of surgery centers acquired or developed since January 1, 2005 and increased case growth at same store facilities. Net income also increased as a result of the change in depreciation estimate and the gain on sale of long-lived assets. These increases were partially offset by non-cash stock option compensation expense for the three months ended June 30, 2006, of approximately $642,000 recognized as a result of our adoption of SFAS No. 123(R) on January 1, 2006 and the loss on disposal of long-lived assets.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     During the six months ended June 30, 2006, our revenues increased 19.1% to $151.0 million from $126.8 million for the six months ended June 30, 2005. Net income increased 12.9% to $10.5 million for the six months ended June 30, 2006 from $9.3 million for the six months ended June 30, 2005. Our financial results for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 reflect the addition of five consolidated surgery centers and three surgery centers in which we acquired an interest but do not consolidate for financial reporting purposes. The three surgery centers we purchased an interest in but do not consolidate for financial reporting purposes are accounted for as equity investments. Our financial results for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 also reflect revenue growth at our existing centers primarily as a result of increased case volume.
     Revenues. Revenues for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 were as follows (in thousands):

	Six Months Ended	Six Months Ended	Dollar	Percent
	June 30, 2006	June 30, 2005	Variance	Variance
Patient service revenues:
Same store revenues	$121,620	$117,368	$4,252	3.6%
Revenue from other centers	21,105	3,298	17,807	—

Total patient service revenues	142,725	120,666	22,059	18.3
Physician service revenues	2,261	2,144	117	5.5
Other service revenues	5,964	4,022	1,942	48.3

Total revenues	$150,950	$126,832	$24,118	19.1%

     For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities those centers that we consolidated for financial reporting purposes for both the six months ended June 30, 2006 and June 30, 2005. The increase in patient service revenues includes an increase in same store revenues of 3.6%. The increase in same store revenues was the result of a 1.0% increase in same store cases and a 2.6% increase in same store net patient service revenues per case during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Patient service revenues from other centers, which primarily includes revenues from the surgery centers we acquired or developed since January 1, 2005, increased by $17.8 million primarily as the result of our acquisitions of the surgery centers in California during the third quarter of 2005. The increase in other service revenues primarily resulted from management fees from surgery centers that we acquired or developed since June 30, 2005 that we account for as equity investments.
     Cost of Revenues. Cost of revenues for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was as follows (in thousands):

	Six Months Ended	Six Months Ended	Dollar	Percent
	June 30, 2006	June 30, 2005	Variance	Variance
Same store cost of revenues	$80,031	$74,153	$5,878	7.9%
Cost of revenues from other centers	17,214	5,297	11,917	—

Total cost of revenues	$97,245	$79,450	$17,795	22.4%

     Same store cost of revenues increased primarily due to an increase in cases and an increase in medical supplies. Medical supplies increased primarily due to an increase in implant cases performed during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Implant cases are typically more complex and therefore have higher medical supply costs. Same store cost of revenues also increased $170,000 due to non-cash stock option compensation expense during the six months ended June 30, 2006. We adopted SFAS No. 123(R) on January 1, 2006, therefore no expense was recorded during 2005 related to our non-cash stock option compensation. Cost of revenues from other centers, which primarily includes surgery centers acquired or developed since January 1, 2005, increased by $11.9 million. Cost of revenues from other centers includes an in crease in salaries and wages as a result of our continued integration of the surgery centers located in California th at we acquired in the third quarter of 2005. As a percentage of revenues, total cost of revenues increased to 64.4% for the six months ended June 30, 2006 from 62.6% for the six months ended June 30, 2005.
     General and Administrative Expense. General and administrative expense increased 15.0% to $13.0 million for the six months ended June 30, 2006 from $11.3 million for the six months ended June 30, 2005. The increase was primarily related to $2.0 million of non-cash stock option compensation expense recognized as a result of our adoption of SFAS No. 123(R). As a percentage of revenues, general and administrative expense decreased to 8.6% for the six months ended June 30, 2006 from 8.9% for the six months ended June 30, 2005. Excluding the impact of the non-cash stock option compensation expense for the six months ended June 30, 2006, general and administrative expense, as a percentage of revenues, would have decreased to 7.3%. We believe that presenting general and administrative expense, as a percentage of revenues, excluding the impact of the non-cash stock option compensation expense is useful to investors because we did not adopt SFAS No. 123(R) until January 1, 2006 and therefore no expense was recorded during 2005 related to non-cash stock option compensation expense making comparability with periods prior to January 1, 2006 difficult.
     Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was as follows (in thousands):

	Six Months Ended	Six Months Ended	Dollar	Percent
	June 30, 2006	June 30, 2005	Variance	Variance
Same store depreciation and amortization	$5,688	$5,488	$200	3.6%
Depreciation and amortization from other centers	978	772	206	—

Total depreciation and amortization	$6,666	$6,260	$406	6.5%

     Depreciation and amortization from other centers included a reduction of $415,000 related to a change in depreciation estimates at certain surgery centers we acquired during 2005. As a percentage of revenues, depreciation and amortization expense decreased to 4.4% for the six months ended June 30, 2006 from 4.9% for the six months ended

June 30, 2005. Excluding the change in our depreciation estimate for the six months ended June 30, 2006, depreciation and amortization, as a percentage of revenues, would have decreased to 4.7%. We believe that presenting depreciation and amortization, as a percentage of revenues, excluding the change in our depreciation estimate is useful to investors because the change in estimate relates to all periods after August 1, 2005, including periods prior to January 1, 2006, and is a one-time change that makes comparability of results from period to period difficult.
     Provision for Doubtful Accounts. Provision for doubtful accounts decreased to $1.5 million for the six months ended June 30, 2006 from $1.8 million for the six months ended June 30, 2005 due to improved collections. As a percentage of revenues, the provision for doubtful accounts decreased to 1.0% for the six months ended June 30, 2006 from 1.4% for the six months ended June 30, 2005.
     Income on Equity Investments. Income on equity investments represents the net income of certain investments we have in surgery centers that we do not consolidate for financial reporting purposes. Income on equity investments increased to $973,000 for the six months ended June 30, 2006 from $609,000 for the six months ended June 30, 2005 primarily from surgery centers that we acquired or developed since June 30, 2005 that we account for as equity investments.
     Gain on Sale of Long-Lived Assets. Gain on sale of long-lived assets for the six months ended June 30, 2006 and June 30, 2005 primarily represents the gain we recognized on the sale of a portion of our ownership interests in certain surgery centers.
     Proceeds from Insurance Settlement. During the six months ended June 30, 2006, we received insurance proceeds of $410,000 related to the hurricanes that temporarily closed our affected surgery centers and interrupted the surgery centers’ business during the third and fourth quarter of 2005. We recorded these proceeds net of related costs.
     Proceeds from Litigation Settlement. During the six months ended June 30, 2006, we received notice that we were awarded a litigation settlement of $588,000 related to the construction of one of our managed surgery centers. We recorded this settlement net of related costs.
     Operating Income. Operating income increased 23.6% to $35.6 million for the six months ended June 30, 2006 from $28.8 million for the six months ended June 30, 2005. This increase was primarily from surgery centers acquired or developed since January 1, 2005, increased profitability from same store facilities, the change in depreciation estimates and the gain on sale of long-lived assets. The increase was partially offset by increased non-cash stock option compensation expense recognized as a result of our adoption of SFAS No. 123(R) on January 1, 2006 and the loss on disposal of long-lived assets. As a percentage of revenues, operating income increased to 23.6% for the six months ended June 30, 2006 from 22.7% for the six months ended June 30, 2005.
     Minority Interests in Income of Consolidated Subsidiaries. Minority interests expense represents the portion of a center’s net income that is attributable to the center’s minority owners. Consequently, as the net income of a center increases or the minority owners’ interest increases, the corresponding minority interest expense will increase. Minority interests in income of consolidated subsidiaries increased 28.8% to $15.2 million for the six months ended June 30, 2006 from $11.8 million for the six months ended June 30, 2005. Minority interests in income of consolidated subsidiaries for same store facilities increased as a result of improved profitability at the same store facilities. Minority interests expense also increased as a result of approximately $610,000 related to net proceeds received from the insurance settlement and the litigation settlement discussed above. As a percentage of revenues, minority interests in income from consolidated subsidiaries increased to 10.1% for the six months ended June 30, 2006 from 9.3% for the six months ended June 30, 2005.
     Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $3.3 million for the six months ended June 30, 2006 from $1.9 million for the six months ended June 30, 2005. Interest expense was higher for the six months ended June 30, 2006 because of higher average borrowing levels, primarily from our senior credit facility. We used borrowings under our senior credit facility to finance acquisitions of surgery centers. Our outstanding debt under the senior credit facility increased to $116.0 million at June 30, 2006 from $60.5 million at June 30, 2005.
     Provision for Income Taxes. The provision for income taxes increased to $6.6 million for the six months ended June 30, 2006 from $5.8 million for the six months ended June 30, 2005. This increase was the result of our increased profitability for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Our effective tax rate remained constant at 38.5% for the six months ended June 30, 2006 and 2005.
     Net Income. Net income increased 12.9% to $10.5 million for the six months ended June 30, 2006 from $9.3 million for the six months ended June 30, 2005. Net income increased primarily as a result of surgery centers acquired or developed since January 1, 2005 and increased case growth at same store facilities. Net income also increased approximately $239,000 as a result of proceeds received from the insurance settlement and the litigation settlement discussed above. Finally, net income increased as a result of the change in depreciation estimate and the gain on sale of long-lived assets. These increases were partially offset by non-cash stock option compensation expense for the six months ended June 30, 2006, of approximately $1.3 million recognized as a result of our adoption of SFAS No. 123(R) on January 1, 2006 and the loss on disposal of long-lived assets.
Liquidity and Capital Resources
Cash Flow Statement Information
     We generated operating cash flow of $16.3 million during the six months ended June 30, 2006 compared to operating cash flow of $15.6 million during the six months ended June 30, 2005. Operating cash flow includes distributions to minority partners of $12.8 million for the six months ended June 30, 2006 compared to $10.0 million for the six months ended June 30, 2005. Net cash used in investing activities during the six months ended June 30, 2006 was $32.7 million compared to $12.7 million for the six months ended June 30, 2005. Net cash used in investing activities primarily includes cash paid for acquisitions and purchases of property and equipment. Cash paid for acquisitions, net of cash acquired, during the six months ended June 30, 2006 was $24.0 million. During the six months ended June 30, 2005, we paid $6.9 million for acquisitions, net of cash acquired. Cash paid for property and equipment was $7.6 million for the six months ended June 30, 2006 compared to $4.2 million for the six months ended June 30, 2005. Cash paid for property and equipment during the six months ended June 30, 2006 includes construction projects at several of our surgery centers including costs associated with moving one of our centers to a replacement facility and converting another facility from a single specialty center to a multi-specialty center. Net cash provided by financing activities during the six months ended June 30, 2006 was $21.1 million compared to net cash used in financing activities of $1.2 million for the six months ended June 30, 2005. Cash flows from financing activities primarily relate to borrowings and payments under our senior credit facility. We use borrowings under our senior credit facility to finance acquisitions of surgery centers. During the six months ended June 30, 2006, we received $28.9 million of proceeds under our senior credit facility. During the six months ended June 30, 2006, we made total principal payments of $10.1 million, of which $8.8 million were payments of our senior credit facility. For the six months ended June 30, 2005, we received $11.0 million of proceeds under our senior credit facility. During the six months ended June 30, 2005, we made total principal payments of $15.5 million, of which $14.5 million were payments of our senior credit facility.
Long-Term Debt
     In April 2006, we amended our senior credit facility to increase our borrowing capacity from $150.0 million to $195.0 million. We are the borrower under the senior credit facility and all of our active wholly-owned subsidiaries are guarantors. Under the terms of the senior credit facility, entities that become wholly-owned subsidiaries must also guarantee the debt.
     The senior credit facility provides senior secured financing of up to $195.0 million through a revolving credit line. Up to $2.0 million of the senior credit facility is available for the issuance of standby letters of credit, and up to $5.0 million of the senior credit facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum principal amounts of $100,000 and integral multiples of $100,000 in excess thereof. We are required to repay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At June 30, 2006 and December 31, 2005, we had $116.0 million and $96.0 million, respectively, of outstanding debt under the senior credit facility. At our option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our consolidated funded indebtedness to consolidated EBITDA. At June 30, 2006, the interest rate on the borrowings, which consists of LIBOR plus the applicable Eurodollar rate margin, under the senior credit facility ranged from 6.37% to 6.49%.
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
     At June 30, 2006, the Company was in compliance with all material covenants required by each long-term debt agreement.
Earnings Before Interest, Taxes, Depreciation and Amortization
     EBITDA increased 20.2% to $14.3 million for the three months ended June 30, 2006 from $11.9 million for the three months ended June 30, 2005. This increase in EBITDA was the result of surgery centers acquired or developed since January 1, 2005 and increased profitability from same store facilities. The increase in EBITDA was partially offset by $1.1 million of non-cash stock option compensation expense recognized during the three months ended June 30, 2006 as a result of our adoption of SFAS No. 123(R) on January 1, 2006.
     EBITDA increased 16.4% to $27.0 million for the six months ended June 30, 2006 from $23.2 million for the six months ended June 30, 2005. This increase in EBITDA was the result of surgery centers acquired or developed since January 1, 2005 and increased profitability from same store facilities. The increase in EBITDA was partially offset by $2.2 million of non-cash stock option compensation expense recognized during the six months ended June 30, 2006 as a result of our adoption of SFAS No. 123(R) on January 1, 2006.
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

     The following table reconciles EBITDA to net cash provided by operating activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
EBITDA	$14,340	$11,928	$27,024	$23,240
Depreciation and amortization	(2,921)	(3,114)	(6,666)	(6,260)
Interest expense, net	(1,822)	(880)	(3,319)	(1,914)
Income taxes	(3,695)	(3,054)	(6,560)	(5,800)

Net income	5,902	4,880	10,479	9,266
Depreciation and amortization	2,921	3,114	6,666	6,260
Non-cash compensation expense	1,082	—	2,174	—
Non-cash gains and losses	(509)	(37)	(1,085)	(171)
Minority interests in income of consolidated subsidiaries	7,551	5,863	15,226	11,832
Income taxes	3,695	3,054	6,560	5,800
Distributions to minority partners	(6,718)	(5,223)	(12,790)	(9,956)
Income on equity investments	(728)	(325)	(973)	(609)
Provision for doubtful accounts	825	1,068	1,468	1,782
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(1,956)	(1,720)	(2,617)	(2,135)
Other assets and liabilities	(2,523)	(1,750)	(8,832)	(6,437)

Net cash provided by operating activities	$9,542	$8,924	$16,276	$15,632

Summary
     We believe that existing funds, cash flows from operations and borrowings under our senior credit facility will provide sufficient liquidity for the next 12 to 18 months. We will need to incur additional debt or issue additional equity or debt securities in the future to fund our acquisitions and development projects. We cannot provide assurance that capital will be available on acceptable terms, if at all. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program. Our ability to meet our funding needs could be adversely affected if we suffer adverse results from our operations, or if we violate the covenants and restrictions to which we are subject under our senior credit facility.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At June 30, 2006, $116.0 million of our total long-term debt was subject to variable rates of interest, while the remaining $6.6 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $1.2 million. The fair value of our long-term debt, based on a discounted cash flow analysis, approximates its carrying value as of June 30, 2006.

Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

(b)	Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     As disclosed in prior filings, MediSphere Health Partners, Inc. (“MediSphere”) filed a breach of contract action against Symbion Ambulatory Resource Centres, Inc., one of our subsidiaries (“SARC”), in the Chancery Court for Davidson County, Tennessee on February 4, 2005. MediSphere sought to recover $1,062,857 (plus attorneys’ fees), which it claimed to be due pursuant to the terms of a Stock Purchase Agreement between SARC and MediSphere dated November 4, 2003. On March 21, 2005, SARC filed an answer to the complaint denying that any amounts were due under the terms of the Stock Purchase Agreement and asserting a counterclaim against MediSphere and certain of its preferred shareholders. Effective May 26, 2006, Symbion, Inc., SARC, MediSphere and the preferred shareholders of MediSphere named in SARC’s counterclaim entered into a settlement agreement pursuant to which the parties agreed to dismiss the pending legal actions with prejudice and to release all claims against one another.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     For the three months ended June 30, 2006, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The transaction described below was conducted in reliance upon the exemptions from registration provided in Sections 3(b) and 4(2) of the Securities Act and Regulation D and the other rules and regulations promulgated thereunder. The issuance was made without the use of an underwriter, and the certificate and other documentation evidencing the securities issued in connection with this transaction bears a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.
•	On June 19, 2006, we issued 1,476 shares of our common stock to an individual who holds an ownership interest in one of our surgery centers for $10,996 upon exercise of warrants.
Item 4. Submission of Matters to a Vote of Security Holders.
     At the Annual Meeting of Stockholders held on May 9, 2006, the following proposals were submitted to stockholders with the following results:
1.	Election of Class I directors to hold office until the Annual Meeting of Stockholders in 2009:

	Number of Shares
	For	Withheld
Donald W. Burton	19,280,218	759,292
William V.B. Webb	18,172,833	1,866,677
David M. Wilds	19,381,694	657,816
2.	Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2006:

Number of Shares
For	19,687,349
Against	350,968
Abstain	1,193
3.	Approve the amendment and restatement of the Company’s Stock Incentive Plan:

Number of Shares
For	15,144,075
Against	1,353,491
Abstain	13,386
Broker non-votes	3,528,558

Item 6. Exhibits.

No.		Description
3.1	—	Certificate of Incorporation (a)

3.2	—	Certificate of Amendment to Certificate of Incorporation (b)

3.3	—	Certificate of Retirement of Stock (c)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (a)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (b)

3.6	—	Bylaws (a)

4.1	—	Form of Common Stock Certificate (a)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (d)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (d)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (d)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (d)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (e)

10.1	—	First Amendment, dated April 4, 2006, to Amended and Restated Credit Agreement, dated as of March 21, 2005, among Symbion, Inc., various lenders party thereto and Bank of America, N.A., as Administrative Agent and as Issuing Bank (f)

10.2	—	Symbion Long Term Incentive Plan (g)

10.3	—	Form of Nonqualified Stock Option Agreement under the Symbion Non-Employee Directors Stock Option Plan

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (File No. 000-50574).

(f)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 5, 2006 (File No. 000-50574).

(g)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed April 4, 2006 (File No. 000-50574).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Symbion, Inc.

By:	/s/ Kenneth C. Mitchell
Kenneth C. Mitchell
Chief Financial Officer and Senior Vice President of Finance (principal financial and accounting officer)

Date: August 7, 2006

EXHIBIT INDEX

No.		Description
3.1	—	Certificate of Incorporation (a)

3.2	—	Certificate of Amendment to Certificate of Incorporation (b)

3.3	—	Certificate of Retirement of Stock (c)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (a)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (b)

3.6	—	Bylaws (a)

4.1	—	Form of Common Stock Certificate (a)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (d)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (d)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (d)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (d)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (e)

10.1	—	First Amendment, dated April 4, 2006, to Amended and Restated Credit Agreement, dated as of March 21, 2005, among Symbion, Inc., various lenders party thereto and Bank of America, N.A., as Administrative Agent and as Issuing Bank (f)

10.2	—	Symbion Long Term Incentive Plan (g)

10.3	—	Form of Nonqualified Stock Option Agreement under the Symbion Non-Employee Directors Stock Option Plan

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (File No. 000-50574).

(f)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 5, 2006 (File No. 000-50574).

(g)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed April 4, 2006 (File No. 000-50574).