Form 10-Q
period 2006-09-30
SYMBION INC/TN
filed 2006-11-07
CIK 1091312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2006, there were 21,759,016 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SYMBION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$30,058	$28,394
Accounts receivable, less allowance for doubtful accounts of $19,603 and $18,722, respectively	34,072	32,391
Inventories	7,963	7,484
Prepaid expenses and other current assets	11,752	7,959
Current assets of discontinued operations	—	267

Total current assets	83,845	76,495
Property and equipment:
Land	1,623	1,625
Buildings and improvements	50,585	46,322
Furniture and equipment	76,393	67,409
Computers and software	8,045	7,507

	136,646	122,863
Less accumulated depreciation	(60,561)	(50,065)

Property and equipment, net	76,085	72,798
Goodwill	293,897	268,312
Other intangible assets, net	—	650
Investments in and advances to affiliates	13,769	13,770
Other assets	3,203	3,740
Long-term assets of discontinued operations	—	613

Total assets	$470,799	$436,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,545	$6,577
Accrued payroll and benefits	7,003	8,623
Other accrued expenses	12,061	10,846
Current maturities of long-term debt	1,298	1,347
Current liabilities of discontinued operations	—	318

Total current liabilities	24,907	27,711
Long-term debt, less current maturities	115,188	101,969
Other liabilities	19,852	17,806
Minority interests	31,125	28,834
Stockholders’ equity:
Common stock, 225,000,000 shares, $0.01 par value, authorized at September 30, 2006 and at December 31, 2005; 21,609,178 shares issued and outstanding at September 30, 2006 and 21,444,463 shares issued and outstanding at December 31, 2005	217	214
Additional paid-in-capital	211,400	206,418
Stockholder notes receivable	—	(228)
Accumulated other comprehensive income	483	321
Retained earnings	67,627	53,333

Total stockholders’ equity	279,727	260,058

Total liabilities and stockholders’ equity	$470,799	$436,378

See accompanying notes.

SYMBION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$73,803	$65,782	$223,688	$191,051
Operating expenses:
Salaries and benefits (Includes non-cash stock option compensation expense. See Note 3 for amounts and further discussion.)	19,947	17,486	59,554	48,800
Supplies	14,738	11,857	43,771	34,755
Professional and medical fees	4,454	3,458	12,110	10,078
Rent and lease expense	4,809	4,402	14,239	12,136
Other operating expenses	5,534	4,412	15,860	13,813

Cost of revenues	49,482	41,615	145,534	119,582
General and administrative expense (Includes non-cash stock option compensation expense. See Note 3 for amounts and further discussion.)	5,018	5,069	18,062	16,377
Depreciation and amortization	3,587	3,315	10,157	9,488
Provision for doubtful accounts	1,438	1,350	2,891	3,134
Income on equity investments	(511)	(233)	(1,483)	(842)
Loss on disposal of long-lived assets	137	664	705	1,520
Gain on sale of long-lived assets	(81)	(758)	(1,733)	(1,785)
Proceeds from insurance settlement, net	—	—	(410)	—
Proceeds from litigation settlement, net	—	—	(588)	—

Total operating expenses	59,070	51,022	173,135	147,474

Operating income	14,733	14,760	50,553	43,577
Minority interests in income of consolidated subsidiaries	(6,211)	(6,462)	(21,437)	(18,347)
Interest expense, net	(1,790)	(1,442)	(5,110)	(3,362)

Income before income taxes and discontinued operations	6,732	6,856	24,006	21,868
Provision for income taxes	2,589	2,640	9,238	8,419

Income from continuing operations	4,143	4,216	14,768	13,449
Loss from discontinued operations, net of taxes	(328)	(34)	(474)	(1)

Net income	$3,815	$4,182	$14,294	$13,448

Income per share – continuing operations:
Basic	$0.19	$0.20	$0.69	$0.63
Diluted	$0.19	$0.19	$0.67	$0.61

Net income per share:
Basic	$0.18	$0.20	$0.66	$0.63
Diluted	$0.17	$0.19	$0.65	$0.61

Weighted average number of common shares outstanding and common equivalent shares:
Basic	21,582	21,321	21,517	21,237
Diluted	21,969	22,075	21,944	21,929
See accompanying notes.

SYMBION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$14,294	$13,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,157	9,488
Non-cash stock option compensation expense	3,064	—
Non-cash gains and losses	(1,028)	(265)
Minority interests	21,437	18,347
Provision for income taxes	9,238	8,419
Distributions to minority partners	(19,096)	(15,645)
Income on equity investments	(1,483)	(842)
Provision for bad debts	2,891	3,134
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(2,994)	(1,159)
Other assets	(1,799)	221
Other liabilities	(13,783)	(7,929)

Net cash provided by operating activities – continuing operations	20,898	27,217
Net cash provided by (used in) operating activities – discontinued operations	541	20

Net cash provided by operating activities	21,439	27,237

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(23,973)	(55,457)
Purchases of property and equipment, net	(10,950)	(6,085)
Change in other assets	82	(263)

Net cash used in investing activities – continuing operations	(34,841)	(61,805)
Net cash used in investing activities – discontinued operations	(145)	(22)

Net cash used in investing activities	(34,986)	(61,827)

Cash flows from financing activities:
Principal payments on long-term debt	(18,999)	(26,966)
Proceeds from debt issuances	31,358	61,500
Proceeds from capital contributions by minority partners	1,242	3,018
Other financing activities	1,621	652

Net cash provided by financing activities – continuing operations	15,222	38,204
Net cash used in financing activities – discontinued operations	(11)	—

Net cash provided by financing activities	15,211	38,204

Net increase in cash and cash equivalents	1,664	3,614
Cash and cash equivalents at beginning of period	28,394	23,189

Cash and cash equivalents at end of period	$30,058	$26,803

See accompanying notes.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
September 30, 2006
1. Organization
     Symbion, Inc. (the “Company”), through its wholly-owned subsidiaries, owns interests in partnerships and limited liability companies which own and operate short stay surgery facilities in joint-ownership with physicians, physician groups, hospitals and hospital networks. As of September 30, 2006, the Company owned and operated 52 surgery centers and managed nine additional surgery centers in 23 states. The Company owns a fifty percent or more interest in 37 of the 52 surgery centers and consolidates 44 of the 52 surgery centers for financial reporting purposes. The Company’s surgery centers include three facilities that are licensed as hospitals, two of which are owned and one of which is managed. In addition to the surgery centers, the Company also operates one diagnostic center and manages three physician networks, including two physician networks in markets in which the Company also operates surgery centers. The Company will cease management of its physician network in Louisville, Kentucky effective December 31, 2006. The Company also provides management and administrative services on a contract basis to surgery centers in which it does not own an interest.
2. Significant Accounting Policies and Practices
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal, recurring nature. Operating results for the quarter and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business. The accompanying unaudited condensed consolidated financial statements also include the accounts of a variable interest entity in which the Company is the primary beneficiary. The accompanying condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005 include assets of approximately $5.0 million, and liabilities of approximately $112,000 and $156,000, respectively, related to the variable interest entity. All significant intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalent balances at high quality credit financial institutions.
Accounts Receivable
     Accounts receivable consist of receivables from federal and state agencies (including the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable at September 30, 2006 and December 31, 2005, respectively, were as follows (in thousands):

	September 30, 2006	December 31, 2005
Surgery centers	$33,422	$31,807
Physician networks	650	584

Total	$34,072	$32,391

     The following table sets forth by type of payor the percentage of the Company’s accounts receivable as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
Payor	2006	2005
Private insurance	69%	68%
Government	11	11
Self-pay	14	14
Other	6	7

Total	100%	100%

Goodwill
     Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired. Goodwill and other indefinite lived intangible assets are no longer amortized, but are tested at least annually through an impairment test using a fair value method.
     Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2005	$268,312
Purchase price allocations	22,674
Finalized purchase price allocations	2,911

Balance at September 30, 2006	$293,897

     The purchase price allocation of approximately $22.7 million primarily relates to the Company’s purchase of a majority interest in two surgery centers during the first nine months of 2006. Any adjustments to the purchase price allocations are recorded in the finalized purchase price allocations. The finalized purchase price allocation of approximately $2.9 million includes a change in depreciation estimates at certain surgery centers acquired during 2005. See Note 4 for further discussion of these acquisitions.

Other Comprehensive Income
     The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from nonowner sources. Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swap accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company entered into the interest rate swap during the third quarter of 2005. The value of the interest rate swap was $483,000, net of taxes of approximately $309,000, at September 30, 2006 and is recorded as accumulated other comprehensive income in the accompanying unaudited condensed consolidated balance sheet. See Note 5 for further discussion of the Company’s interest rate swap.
Stock-Based Compensation
     The Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), on January 1, 2006. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value is estimated using an option pricing model, which uses several different estimates and assumptions to determine the fair value of the award. See Note 3 for further discussion of the Company’s stock-based compensation.
Revenues
     Revenues consist of the following for the three and nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Patient service revenues	$70,040	$62,623	$211,701	$181,726
Physician service revenues	1,117	1,091	3,377	3,235
Other service revenues	2,646	2,068	8,610	6,090

Total revenues	$73,803	$65,782	$223,688	$191,051

     The following table sets forth by type of payor the percentage of the Company’s patient service revenues from continuing operations generated for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Payor	2006	2005	2006	2005
Private insurance	74%	75%	75%	76%
Government	20	19	20	19
Self-pay	4	4	4	4
Other	2	2	1	1

Total	100%	100%	100%	100%

Recently Issued Accounting Pronouncements
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

     The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company has not yet determined the potential financial impact of adopting FIN No. 48.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions for SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, using the transaction price method. In these circumstances, the transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on the Company’s results of operations or financial position.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes. Actual results could differ from those estimates.
3. Stock-Based Compensation
Overall Description
     On January 1, 2006, the Company adopted SFAS No. 123(R). SFAS No. 123(R) requires the Company to recognize, in the financial statements, the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards. Prior to January 1, 2006, the Company used the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to account for these equity instruments. Under the intrinsic value method, the Company recognized no compensation expense for options granted when the exercise price was equal to the market price of the underlying stock on the date of grant. The exercise price of all of the options granted by the Company has been equal to the market price of the Company’s stock price on the date of grant. Therefore, the Company did not recognize any expense related to stock option grants in its financial statements prior to January 1, 2006.
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
     The Company’s stock option compensation expense estimate may vary in the future depending on many factors, including levels of options and awards granted in the future, forfeitures and when option or award holders exercise these awards. Had the Company adopted SFAS No. 123(R) in prior periods, the Company believes the impact of that standard would have approximated the impact of SFAS No. 123 described in “Pro Forma Net Income and Earnings Per Share” below.

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
     During the first nine months of 2006, the Company’s Compensation Committee granted options to purchase 427,700 shares of the Company’s common stock to certain employees of the Company. Also during the first nine months of 2006, the Company’s Compensation Committee granted options to purchase 23,175 shares of the Company’s common stock to members of the Company’s Board of Directors. The exercise price of the options ranged from $23.01 to $23.80 per option, which was equal to the closing price of the Company’s common stock on the respective grant dates. Options in these grants must be exercised within seven years from the date of grant or earlier if the employee terminates employment or if the director terminates his or her directorship.
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
Weighted average risk-free interest rate
     The risk-free interest rate is used as a component of the fair value of stock options to take into account the time value of money. For the risk-free interest rate, the Company uses the implied yield on United States Treasury zero-coupon issues with a remaining term equal to the expected life, in years, of the options granted. The Company used a weighted average risk-free interest rate of 4.6% and 3.8% for the stock options valued during the nine months ended September 30, 2006 and 2005, respectively.
Expected volatility
     Volatility, for the purpose of stock-based compensation, is a measurement of the amount that a share price has fluctuated. Expected volatility involves reviewing historical volatility and determining what, if any, change the share price will have in the future. SFAS No. 123(R) recommended that companies such as Symbion, whose common stock has only recently become publicly traded, use average volatilities of similar entities. As a result, the Company has used the average volatilities of some of its competitors as an estimate in determining stock option fair values. As the Company becomes more familiar with the fluctuations in its own stock price and more history of the Company’s stock price can be compiled, the Company will use its own stock price volatility in the future for its stock option fair value pricing. The Company used an expected volatility of 35.8% and 31.8% for the stock options valued during the nine months ended September 30, 2006 and 2005, respectively.
Expected life, in years
     SFAS No. 123(R) requires that companies incorporate the expected life of the stock option. A clear distinction is made between the expected life of the option and the contractual term of the option. The expected life of the option is considered the amount of time, in years, that the option is expected to be outstanding before it is exercised. Whereas, the contractual term of the stock option is the term the option is valid before it expires. The Company used an expected life of 6.5 years and 6 years for the stock options valued during the nine months ended September 30, 2006 and 2005, respectively.
Expected dividend yield
     Since issuing dividends will affect the fair value of a stock option, SFAS No. 123(R) requires companies to estimate future dividend yields or payments. The Company has not historically issued dividends and does not intend to issue dividends in the future. Therefore, the Company has used an expected dividend yield of zero for the stock options valued during the nine months ended September 30, 2006 and 2005.

Expected forfeiture rate
     The Company continues to review the forfeiture patterns of the Company’s option holders since the Company’s stock has been publicly traded. The Company used an expected forfeiture rate of approximately 3% for the stock options valued during the nine months ended September 30, 2006 and 2005.
Pro Forma Net Income and Earnings Per Share
     During the three and nine months ended September 30, 2006, the Company recorded approximately $890,000 and $3.1 million, respectively, in non-cash stock option compensation expense. After minority interest and the related tax benefit, the Company recorded a net impact of approximately $527,000 and $1.8 million for the three and nine months ended September 30, 2006, respectively. Had the Company recorded compensation expense under SFAS No. 123(R) during the three and nine months ended September 30, 2005, net income and net income per share attributable to common stockholders would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net income as reported	$3,815	$4,182	$14,294	$13,448
Add: Total compensation expense for restricted stock included in reported net income in 2005, net of taxes	—	10	—	29
Less: Pro forma compensation expense for all stock option grants, net of taxes	—	(593)	—	(1,750)

Pro forma net income	$3,815	$3,599	$14,294	$11,727

Basic earnings per share:
As reported	$0.18	$0.20	$0.66	$0.63
Pro forma	N/A	0.17	N/A	0.55
Diluted earnings per share:
As reported	$0.17	$0.19	$0.65	$0.61
Pro forma	N/A	0.16	N/A	0.53
     Outstanding Option Information
     The following is a summary of option transactions since December 31, 2004:

		Weighted
	Number of Shares	Average Exercise Price
December 31, 2004	1,862,550	$13.17
Granted	463,950	19.46
Exercised	(327,846)	9.59
Expired	(45,438)	15.95

December 31, 2005	1,953,216	15.19
Granted	450,875	23.74
Exercised	(185,899)	11.22
Expired	(94,529)	18.71

September 30, 2006	2,123,663	17.19

     For the three and nine months ended September 30, 2006, the Company received approximately $486,000 and $1.3 million, respectively, from the exercise of stock options. For the nine months ended September 30, 2006, stock options with an intrinsic value of approximately $1.3 million were exercised. At September 30, 2006 and December 31, 2005, options to purchase 1,018,437 shares and 919,796 shares of common stock, respectively, were exercisable.

     The following table summarizes information regarding the options outstanding at September 30, 2006:

Options Outstanding				Options Exercisable
		Weighted-
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	as of	Remaining	Average	as of	Average
Range of	Sept. 30,	Contractual	Exercise	Sept. 30,	Exercise
Exercise Prices	2006	Life	Price	2006	Price
$0.0 — $ 7.58	96,023	0.9	$0.54	96,023	$0.54
$7.59 — $10.10	26,615	2.2	$7.79	26,615	$7.79
$10.11 — $12.63	933	5.3	$10.69	933	$10.69
$12.64 — $15.15	878,130	6.3	$14.33	685,711	$14.15
$15.16 — $19.70	669,137	8.2	$19.30	188,655	$19.13
$19.71 — $23.80	452,825	9.2	$23.73	20,500	$23.67

	2,123,663	7.2	$17.19	1,018,437	$13.81

     Since the Company’s shares have become publicly traded, all options granted have an exercise price equal to the Company’s share price on the date of grant.
4. Acquisitions, Developments and Discontinued Operations
     Acquisitions
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
     During the second quarter of 2006, the Company acquired a majority interest in The Center for Special Surgery, LLC, a multi-specialty ambulatory surgery center located in Greenville, South Carolina. The Company acquired its ownership interest for approximately $14.3 million, using funds from operations and funds available under the Company’s senior credit facility. The Center for Special Surgery has two operating rooms and one minor procedure room.
     Developments
     During the first quarter of 2006, Cape Coral Ambulatory Surgery Center, LLC began operations. The Cape Coral Ambulatory Surgery Center is a multi-specialty de novo center located in Cape Coral, Florida with five operating rooms and two treatment rooms. The Company holds a 10% ownership interest in Cape Coral Ambulatory Surgery Center and accounts for its ownership as an equity investment.

     Discontinued Operations
     During the third quarter of 2006, the Company evaluated a certain surgery center in Texas and consequently committed to a plan to divest the Company’s interest in this surgery center. Prior to the end of the third quarter, the Company entered into an agreement to sell the Company’s interest in this surgery center for a net loss on disposal of approximately $242,000, and the sale of the interest subsequently closed on October 12, 2006. The results of operations and the loss on the disposal of the interest in the surgery center are presented net of income taxes in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The accompanying condensed consolidated financial statements have been reclassified to conform to this presentation for all periods presented. These required reclassifications to the prior period condensed consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows. Revenues, the loss on operations before income taxes, the loss on operations, net of taxes, the loss on the sale from discontinued operations, net of taxes and the total loss from discontinued operations, net of taxes for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues	$551	$640	$1,616	$2,203

Loss on operations before income taxes	$(138)	$(55)	$(374)	$(1)

Loss on operations, net of taxes	$(86)	$(34)	$(232)	$(1)
Loss on sale, net of taxes	(242)	—	(242)	—

Loss from discontinued operations, net of taxes	$(328)	$(34)	$(474)	$(1)

5. Long-Term Debt
     The Company’s long-term debt is summarized as follows (in thousands):

	September 30,	December 31,
	2006	2005
Senior credit facility	$110,000	$96,000
Notes payable to banks	4,365	4,752
Secured term loans	946	1,254
Capital lease obligations	1,175	1,310

	116,486	103,316
Less current maturities	(1,298)	(1,347)

	$115,188	$101,969

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
     The senior credit facility provides senior secured financing of up to $195.0 million through a revolving credit line. Up to $2.0 million of the senior credit facility is available for the issuance of standby letters of credit, and up to $5.0 million of the senior credit facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum principal amounts of $100,000 and integral multiples of $100,000 in excess thereof. The Company is required to repay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At September 30, 2006 and December 31, 2005, the Company had $110.0 million and $96.0 million, respectively, of outstanding debt under the senior credit facility. At the Company’s option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of the Company’s consolidated funded indebtedness to consolidated EBITDA. At September 30, 2006, the interest rate on the borrowings, which consists of LIBOR plus the applicable Eurodollar rate margin, under the senior credit facility ranged from 6.58% to 6.76%.

     During the third quarter of 2005, the Company entered into an interest rate swap agreement. The interest rate swap protects the Company against certain fluctuations in the LIBOR rate on $50.0 million of the Company’s variable rate debt under the senior credit facility. The effective date of the interest rate swap was August 26, 2005, and it expires on March 21, 2010. The interest rate swap effectively fixes the Company’s LIBOR interest rate on $50.0 million of variable rate debt at an interest rate of 4.49%. The Company has recognized the fair value of the interest rate swap as a long-term asset of approximately $792,000 at September 30, 2006.
     At September 30, 2006, the Company was in compliance with all material covenants required by each long-term debt agreement.
     6. Earnings Per Share
     Basic and diluted income per share are based on the weighted average number of common shares outstanding and the dilutive impact of outstanding options and warrants to purchase shares (net income in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Numerator for basic and diluted income per share:
Net income	$3,815	$4,182	$14,294	$13,448

Denominator:
Denominator for basic income per share weighted-average shares outstanding	21,581,850	21,321,004	21,517,301	21,237,282
Effect of dilutive securities:
Employee stock options	352,687	706,685	390,450	646,787
Warrants	34,124	47,203	35,907	44,687

Denominator for diluted income per share — adjusted weighted-average shares outstanding	21,968,661	22,074,892	21,943,658	21,928,756

Basic net income per share	$0.18	$0.20	$0.66	$0.63
Diluted net income per share	$0.17	$0.19	$0.65	$0.61
     The effect of options to purchase 452,825 shares of common stock for the three and nine months ended September 30, 2006 was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The effect of options to purchase 20,250 shares of common stock for the nine months ended September 30, 2005 was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
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
8. Subsequent Events
     Subsequent to September 30, 2006, the Company acquired a majority interest in Animas Surgical Hospital, LLC, for approximately $22.2 million. Animas Surgical Hospital is a multi-specialty surgical hospital in Durango, Colorado. In addition, the Company acquired a minority interest in a de novo multi-specialty surgery center under construction in Novi, Michigan.

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
Cautionary Note Regarding Forward-Looking Statements
     This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation:
•	our dependence on payments from third-party payors, including governmental health care programs and managed care organizations;

•	efforts by certain states to reduce payments from workers’ compensation payors for services provided to injured workers;

•	risks associated with the practice of some of our centers in billing for services “out of network,” including the risk that out-of-network payments by some third-party payors may be reduced or eliminated;

•	the risk of future government regulatory interpretations that would prohibit our centers from providing 23 hour stay services;

•	our ability to acquire and develop additional surgery centers on favorable terms and to integrate their business operations successfully;

•	our ability to enter into strategic alliances with health care systems and other health care providers that are leaders in their markets;

•	efforts to regulate the construction, acquisition or expansion of health care facilities;

•	our ability to attract and maintain good relationships with physicians who use our facilities;

•	our ability to enhance operating efficiencies at our surgery centers;

•	uncertainty associated with legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions;

•	our ability to comply with applicable laws and regulations, including physician self-referral laws and laws relating to illegal remuneration under the Medicare, Medicaid or other governmental programs;

•	our ability to comply with applicable corporate governance and financial reporting standards;

•	risks related to pending and future regulation of specialty hospitals, which could restrict our ability to operate our facilities licensed as hospitals and could adversely impact our reimbursement revenues;

•	the possibility of adverse changes in federal, state or local regulations affecting the health care industry;

•	changes in reimbursement caused by the implementation in 2007 of a provision in the Deficit Reduction Act of 2005 which requires that Medicare payments for procedures performed in an ambulatory surgery center not to exceed the Medicare payment for the same procedures when performed in a hospital outpatient department;

•	the risk of changes to laws governing the corporate practice of medicine that may require us to restructure some of our relationships, which could result in a significant loss of revenues and divert other resources;

•	our significant indebtedness and our ability to incur additional indebtedness;

•	our ability to obtain the capital required to operate our business and fund acquisitions and developments on favorable terms;

•	the intense competition for physicians, strategic relationships, acquisitions and managed care contracts, which may result in a decline in our revenues, profitability and market share;

•	the geographic concentration of our operations in certain states, which makes us particularly sensitive to regulatory, economic and other conditions in those states;

•	our dependence on our senior management; and

•	other risks and uncertainties described in this report or detailed from time to time in our filings with the Securities and Exchange Commission.
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
Executive Overview
     Our Company
     As of September 30, 2006, we owned and operated 52 surgery centers and managed nine additional surgery centers in 23 states. We own a fifty percent or more interest in 37 of the 52 surgery centers and consolidate 44 of the 52 surgery centers for financial reporting purposes. In general, physicians that utilize our surgical facilities, hospitals and health care systems own the remaining interests in our surgery centers. Our surgery centers include three facilities that are licensed as hospitals, two of which we own and one of which we manage. In addition to our surgery centers, we also operate one diagnostic center and manage three physician networks, including two physician networks in markets in which we operate surgery centers. We will cease management of our physician network in Louisville, Kentucky effective December 31, 2006. We continue to focus on increasing cases at our same store facilities and acquiring facilities that we believe to have favorable growth potential. We are continuing to see increases in the number of cases performed in a majority of our same store facilities. We are also focused on developing new facilities.
     Much of our growth since September 30, 2005 has occurred through acquisitions and same store growth. Between September 30, 2005 and September 30, 2006, we acquired two surgery centers that we consolidate for financial reporting purposes. In addition to the two surgery centers that we acquired, we developed another surgery center. We account for the developed surgery center as an equity investment and therefore do not consolidate it for financial reporting purposes. We used a mixture of cash from operations and proceeds from our senior credit facility to acquire these interests. We believe that our continued growth and success depends not only on acquiring surgery centers, but also on the increased performance of facilities that we already own and operate.
Share-Based Compensation
     On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment. We use the Black-Scholes option pricing method to value options under SFAS No. 123(R). The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. All option pricing models require the input of highly subjective assumptions including the expected stock price volatility and the expected exercise patterns of the option holders. The Company’s stock option compensation expense estimate may vary in the future depending on many factors, including levels of options and awards granted in the future, forfeitures and when option or award holders exercise these awards.
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
     Revenues consist of the following for the three and nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Patient service revenues	$70,040	$62,623	$211,701	$181,726
Physician service revenues	1,117	1,091	3,377	3,235
Other service revenues	2,646	2,068	8,610	6,090

Total revenues	$73,803	$65,782	$223,688	$191,051

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
     Some of our payments from third-party payors in the past year came from third-party payors with which our centers, including our centers in Texas and California, did not have a written contract. In those cases, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had our center had a contract with the payor. We also submit a claim for the services to the payor along with full disclosure that our center has charged the patient an in-network patient responsibility amount. Historically, those third-party payors who do not have contracts with our centers have typically paid our claims at higher than comparable contracted rates. However, there is a growing trend for third-party payors, including those in Texas and California, to adopt out-of-network fee schedules which are more comparable to our contracted rates or to take other steps to discourage their enrollees from seeking treatment at out-of-network surgery centers. Typically, we have seen an increase in volume of cases in those instances where we switch from out-of-network to in-network billing. However, we can provide no assurance that we will see an increase in the volume of cases where we switch from out-of-network to in-network billing.

     In addition, several states, including South Carolina, have recently implemented workers’ compensation provider fee schedules, and other states have considered or have begun the process of developing a state workers’ compensation fee schedule for providers. In some cases, the fee schedule rates contain lower rates than our surgery centers have historically been paid for the same services. Payments from workers’ compensation payors represented approximately 12.8% and 13.2% of our patient service revenues in the first nine months of 2006 and 2005, respectively.
Case Mix
     The following table sets forth the percentage of cases in each specialty performed during the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months		Nine Months
	Ended September 30		Ended September 30,
Specialty	2006	2005	2006	2005
Ear, nose and throat	7%	6%	7%	8%
Gastrointestinal	24	25	25	23
General surgery	5	5	5	5
Obstetrics/gynecology	4	4	4	3
Ophthalmology	14	13	13	12
Orthopedic	16	16	16	17
Pain management	15	15	15	16
Plastic surgery	3	4	3	4
Other	12	12	12	12

Total	100%	100%	100%	100%

     Case Growth
Same Store Information
     We define same store facilities as those centers that we owned an interest in and managed throughout the three months and nine months ended September 30, 2006 and 2005. For the comparison of same store facilities provided below, we have also included the results of a surgery center in which we own an interest that opened in February 2006, within the market served by another surgery center in which we own an interest. Management believes that it is appropriate to include the results of both centers in the same store facility information below based on the following considerations: (1) the migration of cases from the existing surgery center to the new surgery center, (2) the waiver of the restriction on ownership applicable to the owners of the existing center that allows certain owners of the existing center to own an interest in the new center and (3) the resulting enhancement of the Company’s market position by leveraging management services and capacity. We have excluded the surgery center that is reported as a discontinued operation from the same store information. The definition of same store facilities includes non-consolidated centers and allows for comparability to other companies in our industry. The following table sets forth information from same store facilities including non-consolidated centers for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Cases	57,909	53,930	172,664	163,543
Case Growth	7.4%	N/A	5.6%	N/A
Net patient service revenue per case	$1,191	$1,177	$1,193	$1,173
Net patient service revenue per case growth	1.2%	N/A	1.7%	N/A
Number of same store surgery centers	46	N/A	43	N/A

     For purposes of explaining changes in our consolidated financial results in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we refer to same store facilities excluding non-consolidated centers because the results of these centers are not included in revenues and other items in our consolidated financial results. Accordingly, the following table sets forth information from same store facilities of continuing operations excluding non-consolidated centers for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Cases	49,045	47,667	148,137	145,556
Case Growth	2.9%	N/A	1.8%	N/A
Net patient service revenue per case	$1,203	$1,190	$1,208	$1,182
Net patient service revenue per case growth	1.1%	N/A	2.2%	N/A
Number of same store surgery centers	40	N/A	38	N/A
     The same store information above includes one imaging center because the revenue from the imaging center is included in our patient service revenue. For the three and nine months ended September 30, 2006, cases and net patient service revenue per case decreased at this imaging center due to a loss of certain contracts within the market that had an unfavorable effect on our same store growth information. Excluding the imaging center from our same store information, cases for the three and nine months ended September 30, 2006 would have increased 3% for both periods.
Consolidated Information
     The following table sets forth information from facilities that we consolidate for financial reporting purposes (which includes surgery centers we have acquired or developed since July 1, 2005, for the three months ended September 30, 2006, and since January 1, 2005, for the nine months ended September 30, 2006, which are not included in the same store information provided above) for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Cases	57,985	51,945	173,959	152,959
Case Growth	11.6%	N/A	13.7%	N/A
Net patient service revenue per case	$1,208	$1,206	$1,217	$1,188
Net patient service revenue per case growth	0.2%	N/A	2.4%	N/A
Number of surgery centers operated as of end of period (1)	61	58	61	58
Number of consolidated surgery centers	44	40	44	40

(1)	We manage but do not own an interest in nine of the 61 centers operated as of September 30, 2006 and nine of the 58 centers operated as of September 30, 2005.

Payor Mix
     The following table sets forth by type of payor the percentage of our patient service revenues generated for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Payor	2006	2005	2006	2005
Private insurance	74%	75%	75%	76%
Government	20	19	20	19
Self-pay	4	4	4	4
Other	2	2	1	1

Total	100%	100%	100%	100%

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
     Also during the first quarter of 2006, Cape Coral Ambulatory Surgery Center, LLC began operations. The Cape Coral Ambulatory Surgery Center is a multi-specialty de novo center located in Cape Coral, Florida with five operating rooms and two treatment rooms. We hold a 10% ownership interest in Cape Coral Ambulatory Surgery Center and account for our ownership as an equity investment.
     During the second quarter of 2006, we acquired a majority interest in The Center for Special Surgery, LLC, a multi-specialty ambulatory surgery center located in Greenville, South Carolina. We acquired our ownership interest for approximately $14.3 million, using funds from operations and funds available under our senior credit facility. The Center for Special Surgery has two operating rooms and one minor procedure room.
Discontinued Operations
     During the third quarter of 2006, we evaluated a certain surgery center in Texas and consequently committed to a plan to divest our interest in this surgery center. Prior to the end of the third quarter, we entered into an agreement to sell our interest in this surgery center for a net loss on disposal of approximately $242,000, and the sale of the interest subsequently closed on October 12, 2006. The results of operations and the loss on the disposal of the interest in the surgery center are presented net of income taxes in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The accompanying condensed consolidated financial statements have been reclassified to conform to this presentation for all periods presented. These required reclassifications to the prior period condensed consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows. Revenues, the loss on operations before income taxes, the loss on operations, net of taxes, the loss on the sale from discontinued operations, net of taxes and the total loss from discontinued operations, net of taxes for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues	$551	$640	$1,616	$2,203

Loss on operations before income taxes	$(138)	$(55)	$(374)	$(1)

Loss on operations, net of taxes	$(86)	$(34)	$(232)	$(1)
Loss on sale, net of taxes	(242)	—	(242)	—

Loss from discontinued operations, net of taxes	$(328)	$(34)	$(474)	$(1)

Results of Operations
     The following table contains unaudited summary statements of operations for each of the three and nine months ended September 30, 2006 and 2005. The table also shows the percentage relationship to total revenues for the periods indicated:

	Three Months Ended September 30,
	2006		2005
		% of		% of
	Amount	Revenues	Amount	Revenues
		(unaudited)
		(dollars in thousands)
		(unaudited)
Revenues	$73,803	100.0%	$65,782	100.0%
Cost of revenues	49,482	67.0	41,615	63.3
General and administrative expense	5,018	6.8	5,069	7.7
Depreciation and amortization	3,587	4.9	3,315	5.0
Provision for doubtful accounts	1,438	1.9	1,350	2.1
Income on equity investments	(511)	(0.7)	(233)	(0.4)
Loss on disposal of long-lived assets	137	0.2	664	1.0
Gain on sale of long-lived assets	(81)	(0.1)	(758)	(1.1)

Total operating expenses	59,070	80.0%	51,022	77.6%
Operating income	14,733	20.0	14,760	22.4
Minority interests in income of consolidated subsidiaries	(6,211)	(8.4)	(6,462)	(9.8)
Interest expense, net	(1,790)	(2.5)	(1,442)	(2.2)

Income before income taxes and discontinued operations	6,732	9.1	6,856	10.4
Provision for income taxes	2,589	3.5	2,640	4.0

Income from continuing operations	4,143	5.6	4,216	6.4
Loss from discontinued operations, net of taxes	(328)	(0.4)	(34)	—

Net income	$3,815	5.2%	$4,182	6.4%

	Nine Months Ended September 30,
	2006		2005
		% of		% of
	Amount	Revenues	Amount	Revenues
		(dollars in thousands)
		(unaudited)
Revenues	$223,688	100.0%	$191,051	100.0%
Cost of revenues	145,534	65.1	119,582	62.6
General and administrative expense	18,062	8.1	16,377	8.6
Depreciation and amortization	10,157	4.5	9,488	5.0
Provision for doubtful accounts	2,891	1.3	3,134	1.6
Income on equity investments	(1,483)	(0.7)	(842)	(0.4)
Loss on disposal of long-lived assets	705	0.3	1,520	0.7
Gain on sale of long-lived assets	(1,733)	(0.8)	(1,785)	(0.9)
Proceeds from insurance settlement	(410)	(0.2)	—	—
Proceeds from litigation settlement	(588)	(0.2)	—	—

Total operating expenses	173,135	77.4%	147,474	77.2%
Operating income	50,553	22.6	43,577	22.8
Minority interests in income of consolidated subsidiaries	(21,437)	(9.6)	(18,347)	(9.6)
Interest expense, net	(5,110)	(2.3)	(3,362)	(1.8)

Income before income taxes and discontinued operations	24,006	10.7	21,868	11.4
Provision for income taxes	9,238	4.1	8,419	4.4

Income from continuing operations	14,768	6.6	13,449	7.0
Loss from discontinued operations, net of taxes	(474)	(0.2)	(1)	—

Net income	$14,294	6.4%	$13,448	7.0%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     During the three months ended September 30, 2006, our revenues increased 12.2% to $73.8 million from $65.8 million for the three months ended September 30, 2005. Net income decreased 9.5% to $3.8 million for the three months ended September 30, 2006 from $4.2 million for the three months ended September 30, 2005. Net income of $3.8 million includes the impact of $527,000 of non-cash stock option compensation expense. Our financial results for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 reflect the addition of two consolidated surgery centers and one surgery center in which we acquired an interest but do not consolidate for financial reporting purposes. The surgery center that we purchased an interest in but do not consolidate for financial reporting purposes is accounted for as an equity investment. Our financial results for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 also reflect revenue growth at our existing centers primarily as a result of increased case volume.

     Revenues. Revenues for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 were as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	September 30, 2006	September 30, 2005	Variance	Variance
Patient service revenues:
Same store revenues	$59,021	$56,744	$2,277	4.0%
Revenue from other centers	11,019	5,879	5,140	—

Total patient service revenues	70,040	62,623	7,417	11.8
Physician service revenues	1,117	1,091	26	2.4
Other service revenues	2,646	2,068	578	27.9

Total revenues	$73,803	$65,782	$8,021	12.2%

     For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities those centers that we consolidated for financial reporting purposes for both the three months ended September 30, 2006 and September 30, 2005. The increase in patient service revenues includes an increase in same store revenues of 4.0%. The increase in same store revenues was the result of a 2.9% increase in same store cases and a 1.1% increase in same store net patient service revenues per case during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Patient service revenues from other centers, which primarily includes revenues from the surgery centers we acquired or developed since July 1, 2005, increased by $5.1 million primarily as the result of our acquisitions of the surgery centers in California during the third quarter of 2005.
     For the three months ended September 30, 2006, net patient service revenue per case was $1,208 compared to $1,206 for the three months ended September 30, 2005. Net patient service revenue per case was negatively impacted by our transition to in-network status with a certain payor in Texas that was more punitive than expected during the third quarter of 2006. In addition, net patient service revenue per case was impacted by a case mix change. Ophthalmology cases increased 24% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. These cases are predominately reimbursed at a lower Medicare rate and therefore caused a decrease in net patient service revenue per case.
     Cost of Revenues. Cost of revenues for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	September 30, 2006	September 30, 2005	Variance	Variance
Same store cost of revenues	$40,556	$36,946	$3,610	9.8%
Cost of revenues from other centers	8,926	4,669	4,257	—

Total cost of revenues	$49,482	$41,615	$7,867	18.9%

     Same store cost of revenues increased primarily due to the increase in cases and an increase in medical supplies. Generally, as cases increase, cost of revenues associated with those cases will also increase. Medical supplies increased primarily due to an increase in lense costs related to an increase in ophthalmology cases performed during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Lense costs increased 48% during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Lense procedures are typically more complex and therefore have higher medical supply costs. Same store cost of revenues also increased $81,000 due to non-cash stock option compensation expense during the three months ended September 30, 2006. We adopted SFAS No. 123(R) on January 1, 2006, therefore no expense was recorded during 2005 related to our non-cash stock option compensation. Cost of revenues from other centers, which primarily includes surgery centers acquired or developed since July 1, 2005, increased by $4.3 million. Cost of revenues from other centers includes an increase in salaries and wages as a result of our continued integration of the surgery centers located in California that we acquired in the third quarter of 2005. As a percentage of revenues, total cost of revenues increased to 67.0% for the three months ended September 30, 2006 from 63.3% for the three months ended September 30, 2005. Cost of revenues, as a percentage of revenues, increased due to the increased costs associated with the lense procedures.
     General and Administrative Expense. General and administrative expense decreased 2.0% to $5.0 million for the three months ended September 30, 2006 from $5.1 million for the three months ended September 30, 2005. The decrease was primarily the result of an adjustment of $1.4 million of accrued incentive compensation expense. The incentive compensation expense was based on certain operating and financial metric expectations of the Company. This decrease was partially offset by $809,000 of non-cash stock option compensation expense recognized as a result of our adoption of SFAS No. 123(R). As a percentage of revenues, general and administrative expense decreased to 6.8% for the three months ended September 30, 2006 from 7.7% for the three months ended September 30, 2005. Excluding the impact of the non-cash stock option compensation expense for the three months ended September 30, 2006, general and administrative expense, as a percentage of revenues, would have decreased to 5.7%. We believe that presenting general and administrative expense, as a percentage of revenues, excluding the impact of the non-cash stock option compensation expense is useful to investors because we did not adopt SFAS No. 123(R) until January 1, 2006 and therefore no expense was recorded during 2005 related to non-cash stock option compensation expense making comparability from period to period difficult.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	September 30, 2006	September 30, 2005	Variance	Variance
Same store depreciation and amortization	$3,003	$2,669	$334	12.5%
Depreciation and amortization from other centers	584	646	(62)	—

Total depreciation and amortization	$3,587	$3,315	$272	8.2%

     As a percentage of revenues, depreciation and amortization expense decreased to 4.9% for the three months ended September 30, 2006 from 5.0% for the three months ended September 30, 2005.
     Provision for Doubtful Accounts. Provision for doubtful accounts remained constant at $1.4 million for the three months ended September 30, 2006 and for the three months ended September 30, 2005. As a percentage of revenues, the provision for doubtful accounts decreased to 1.9% for the three months ended September 30, 2006 from 2.1% for the three months ended September 30, 2005.
     Income on Equity Investments. Income on equity investments represents the net income of certain investments we have in surgery centers that we do not consolidate for financial reporting purposes. Income on equity investments increased to $511,000 for the three months ended September 30, 2006 from $233,000 for the three months ended September 30, 2005.
     Loss on Disposal of Long-Lived Assets. Loss on disposal of long-lived assets for the three months ended September 30, 2005 primarily represents the loss related to our closing of a surgery center located in Oklahoma during the third quarter of 2005.
     Gain on Sale of Long-Lived Assets. Gain on sale of long-lived assets for the three months ended September 30, 2006 and September 30, 2005 primarily represents the gain we recognized on the sale of a portion of our ownership interests in certain surgery centers.
     Operating Income. Operating income decreased 0.7% to $14.7 million for the three months ended September 30, 2006 from $14.8 million for the three months ended September 30, 2005. The decrease was primarily the result of higher medical supplies expense and increased non-cash stock option compensation expense recognized as a result of our adoption of SFAS No. 123(R) on January 1, 2006. The decrease was partially offset by the decrease in general and administrative expense due to the adjustment to the accrued incentive compensation expense, profitability from same store facilities and operating income from surgery centers acquired or developed since July 1, 2005. As a percentage of revenues, operating income decreased to 20.0% for the three months ended September 30, 2006 from 22.4% for the three months ended September 30, 2005.
     Minority Interests in Income of Consolidated Subsidiaries. Minority interests expense represents the portion of a center’s net income that is attributable to the center’s minority owners. Consequently, as the net income of a center increases or the minority owners’ interest increases, the corresponding minority interest expense will increase. Minority interests in income of consolidated subsidiaries decreased 4.6% to $6.2 million for the three months ended September 30, 2006 from $6.5 million for the three months ended September 30, 2005. As a percentage of revenues, minority interests in income of consolidated subsidiaries decreased to 8.4% for the three months ended September 30, 2006 from 9.8% for the three months ended September 30, 2005.
     Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $1.8 million for the three months ended September 30, 2006 from $1.4 million for the three months ended September 30, 2005. Interest expense was higher for the three months ended September 30, 2006 because of higher average borrowing levels, primarily from our senior credit facility. We used borrowings under our senior credit facility to finance acquisitions of surgery centers. Our outstanding debt under the senior credit facility increased to $110.0 million at September 30, 2006 from $103.0 million at September 30, 2005.
     Provision for Income Taxes. The provision for income taxes remained constant at $2.6 million for the three months ended September 30, 2006 and for the three months ended September 30, 2005. Our effective tax rate remained constant at 38.5% for the three months ended September 30, 2006 and 2005.
     Income From Continuing Operations. Income from continuing operations decreased 2.4% to $4.1 million for the three months ended September 30, 2006 from $4.2 million for the three months ended September 30, 2005. The decrease was primarily the result of approximately $527,000 recognized as a result of our adoption of SFAS No. 123(R) on January 1, 2006 and increased medical supplies expense. The decrease was partially offset by the decrease in general and administrative expense of $844,000 due to the adjustment to the accrued incentive compensation expense, operating income from surgery centers acquired or developed since July 1, 2005 and increased case growth at same store facilities.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     During the nine months ended September 30, 2006, our revenues increased 17.1% to $223.7 million from $191.1 million for the nine months ended September 30, 2005. Net income increased 6.7% to $14.3 million for the nine months ended September 30, 2006 from $13.4 million for the nine months ended September 30, 2005. Net income of $14.3 million includes the impact of $1.8 of non-cash stock option compensation expense. Our financial results for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 reflect the addition of two consolidated surgery centers and one surgery center in which we acquired an interest but do not consolidate for financial reporting purposes. The surgery center we purchased an interest in but do not consolidate for financial reporting purposes is accounted for as an equity investment. Our financial results for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 also reflect revenue growth at our existing centers primarily as a result of increased case volume.

     Revenues. Revenues for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 were as follows (in thousands):

	Nine Months Ended	Nine Months Ended	Dollar	Percent
	September 30, 2006	September 30, 2005	Variance	Variance
Patient service revenues:
Same store revenues	$178,923	$172,014	$6,909	4.0%
Revenue from other centers	32,778	9,712	23,066	—

Total patient service revenues	211,701	181,726	29,975	16.5
Physician service revenues	3,377	3,235	142	4.4
Other service revenues	8,610	6,090	2,520	41.4

Total revenues	$223,688	$191,051	$32,637	17.1%

     For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities those centers that we consolidated for financial reporting purposes for both the nine months ended September 30, 2006 and September 30, 2005. The increase in patient service revenues includes an increase in same store revenues of 4.0%. The increase in same store revenues was the result of a 1.8% increase in same store cases and a 2.2% increase in same store net patient service revenues per case during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Patient service revenues from other centers, which primarily includes revenues from the surgery centers we acquired or developed since January 1, 2005, increased by $23.1 million primarily as the result of our acquisitions of the surgery centers in California during the third quarter of 2005. The increase in other service revenues primarily resulted from management fees from surgery centers that we acquired or developed during 2005 that we account for as equity investments.
     For the nine months ended September 30, 2006, net patient service revenue per case was $1,217 compared to $1,188 for the nine months ended September 30, 2005. Net patient service revenue per case was impacted by several factors. Implant related procedures, which are primarily related to our pain and orthopedic cases, increased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. These cases typically have a higher net patient service revenue per case due to the complexity of the case. This increase in net patient service revenue per case was offset by the third quarter continued transition to in-network status with a certain payor in Texas and a case mix shift resulting in an increase in ophthalmology cases which are predominantly reimbursed at a lower Medicare rate.
     Cost of Revenues. Cost of revenues for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was as follows (in thousands):

	Nine Months Ended	Nine Months Ended	Dollar	Percent
	September 30, 2006	September 30, 2005	Variance	Variance
Same store cost of revenues	$118,789	$109,150	$9,639	8.8%
Cost of revenues from other centers	26,745	10,432	16,313	—

Total cost of revenues	$145,534	$119,582	$25,952	21.7%

     Same store cost of revenues increased primarily due to an increase in cases and an increase in medical supplies. Medical supplies increased primarily due to an increase in lense and implant procedures performed during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. These cases are typically more complex and therefore have higher medical supply costs. Same store cost of revenues also increased $252,000 due to non-cash stock option compensation expense during the nine months ended September 30, 2006. We adopted SFAS No. 123(R) on January 1, 2006, therefore no expense was recorded during 2005 related to our non-cash stock option compensation. Cost of revenues from other centers, which primarily includes surgery centers acquired or developed since January 1, 2005, increased by $16.3 million. Cost of revenues from other centers includes an increase in salaries and wages as a result of our continued integration of the surgery centers located in California that we acquired in the third quarter of 2005. As a percentage of revenues, total cost of revenues increased to 65.1% for the nine months ended September 30, 2006 from 62.6% for the nine months ended

September 30, 2005. Cost of revenues, as a percentage of revenues, increased due to the increased costs associated with the lense and implant procedures.
     General and Administrative Expense. General and administrative expense increased 10.4% to $18.1 million for the nine months ended September 30, 2006 from $16.4 million for the nine months ended September 30, 2005. The increase was primarily related to $2.8 million of non-cash stock option compensation expense recognized as a result of our adoption of SFAS No. 123(R). The increase was partially offset by an adjustment of $1.4 million of accrued incentive compensation expense during the third quarter of 2006. The incentive compensation expense was based on certain operating and financial metric expectations of the company. As a percentage of revenues, general and administrative expense decreased to 8.1% for the nine months ended September 30, 2006 from 8.6% for the nine months ended September 30, 2005. Excluding the impact of the non-cash stock option compensation expense for the nine months ended September 30, 2006, general and administrative expense, as a percentage of revenues, would have decreased to 6.8%. We believe that presenting general and administrative expense, as a percentage of revenues, excluding the impact of the non-cash stock option compensation expense is useful to investors because we did not adopt SFAS No. 123(R) until January 1, 2006 and therefore no expense was recorded during 2005 related to non-cash stock option compensation expense making comparability from period to period difficult.
     Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was as follows (in thousands):

	Nine Months Ended	Nine Months Ended	Dollar	Percent
	September 30, 2006	September 30, 2005	Variance	Variance
Same store depreciation and amortization	$8,487	$8,029	$458	5.7%
Depreciation and amortization from other centers	1,670	1,459	211	—

Total depreciation and amortization	$10,157	$9,488	$669	7.1%

     Depreciation and amortization from other centers included a reduction of $415,000 related to a change in depreciation estimates at certain surgery centers we acquired during 2005. As a percentage of revenues, depreciation and amortization expense decreased to 4.5% for the nine months ended September 30, 2006 from 5.0% for the nine months ended September 30, 2005. Excluding the change in our depreciation estimate for the nine months ended September 30, 2006, depreciation and amortization, as a percentage of revenues, would have decreased to 4.7%. We believe that presenting depreciation and amortization, as a percentage of revenues, excluding the change in our depreciation estimate is useful to investors because the change in estimate relates to all periods after August 1, 2005, including periods prior to January 1, 2006, and is a one-time change that makes comparability of results from period to period difficult.
     Provision for Doubtful Accounts. Provision for doubtful accounts decreased to $2.9 million for the nine months ended September 30, 2006 from $3.1 million for the nine months ended September 30, 2005 due to improved collections. As a percentage of revenues, the provision for doubtful accounts decreased to 1.3% for the nine months ended September 30, 2006 from 1.6% for the nine months ended September 30, 2005.
     Income on Equity Investments. Income on equity investments represents the net income of certain investments we have in surgery centers that we do not consolidate for financial reporting purposes. Income on equity investments increased to $1.5 million for the nine months ended September 30, 2006 from $842,000 for the nine months ended September 30, 2005.
     Loss on Disposal of Long-Lived Assets. Loss on disposal of long-lived assets for the nine months ended September 30, 2005 primarily represents the loss related to our closing of a surgery center located in Oklahoma during the third quarter of 2005.

     Gain on Sale of Long-Lived Assets. Gain on sale of long-lived assets for the nine months ended September 30, 2006 and September 30, 2005 primarily represents the gain we recognized on the sale of a portion of our ownership interests in certain surgery centers.
     Proceeds from Insurance Settlement. During the nine months ended September 30, 2006, we received insurance proceeds of $410,000 related to the hurricanes that temporarily closed our affected surgery centers and interrupted the surgery centers’ business during the third and fourth quarter of 2005. We recorded these proceeds net of related costs.
     Proceeds from Litigation Settlement. During the nine months ended September 30, 2006, we were awarded a litigation settlement of $588,000 related to the construction of one of our managed surgery centers. We recorded this settlement net of related costs.
     Operating Income. Operating income increased 16.1% to $50.6 million for the nine months ended September 30, 2006 from $43.6 million for the nine months ended September 30, 2005. This increase was primarily from surgery centers acquired or developed since January 1, 2005, profitability from same store facilities, the change in depreciation estimates and the gain on sale of long-lived assets. The increase was partially offset by increased medical supplies expense, an increase in non-cash stock option compensation expense recognized as a result of our adoption of SFAS No. 123(R) on January 1, 2006 and the loss on disposal of long-lived assets. As a percentage of revenues, operating income decreased to 22.6% for the nine months ended September 30, 2006 from 22.8% for the nine months ended September 30, 2005.
     Minority Interests in Income of Consolidated Subsidiaries. Minority interests expense represents the portion of a center’s net income that is attributable to the center’s minority owners. Consequently, as the net income of a center increases or the minority owners’ interest increases, the corresponding minority interest expense will increase. Minority interests in income of consolidated subsidiaries increased 16.9% to $21.4 million for the nine months ended September 30, 2006 from $18.3 million for the nine months ended September 30, 2005. Minority interests expense also increased as a result of approximately $610,000 related to net proceeds received from the insurance settlement and the litigation settlement discussed above. As a percentage of revenues, minority interests in income from consolidated subsidiaries remained constant at 9.6% for the nine months ended September 30, 2006 and the nine months ended September 30, 2005.
     Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $5.1 million for the nine months ended September 30, 2006 from $3.4 million for the nine months ended September 30, 2005. Interest expense was higher for the nine months ended September 30, 2006 because of higher average borrowing levels, primarily from our senior credit facility. We used borrowings under our senior credit facility to finance acquisitions of surgery centers.
     Provision for Income Taxes. The provision for income taxes increased to $9.2 million for the nine months ended September 30, 2006 from $8.4 million for the nine months ended September 30, 2005. This increase was the result of our increased profitability for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Our effective tax rate remained constant at 38.5% for the nine months ended September 30, 2006 and 2005.
     Income From Continuing Operations. Income from continuing operations increased 10.4% to $14.8 million for the nine months ended September 30, 2006 from $13.4 million for the nine months ended September 30, 2005. Income from discontinued operations increased primarily as a result of surgery centers acquired or developed since January 1, 2005 and increased case growth at same store facilities. Income from continuing operations increased due to the adjustment in general and administrative expense of $844,000 due to the adjustment to the accrued incentive compensation expense. Income from continuing operations also increased approximately $239,000 as a result of proceeds received from the insurance settlement and the litigation settlement discussed above. Finally, income from continuing operations increased as a result of the change in depreciation estimate and the gain on sale of long-lived assets. These increases were partially offset by non-cash stock option compensation expense for the nine months ended September 30, 2006, of approximately $1.8 million recognized as a result of our adoption of SFAS No. 123(R) on January 1, 2006 and the loss on disposal of long-lived assets.

Liquidity and Capital Resources
Cash Flow Statement Information
     We generated operating cash flow from continuing operations of $20.9 million during the nine months ended September 30, 2006 compared to operating cash flow from continuing operations of $27.2 million during the nine months ended September 30, 2005. Operating cash flow from continuing operations includes distributions to minority partners of $19.1 million for the nine months ended September 30, 2006 compared to $15.6 million for the nine months ended September 30, 2005. Operating cash flow from continuing operations for the nine months ended September 30, 2006 includes the decrease of certain accruals related to our accrued incentive compensation expense. Operating cash flow from continuing operations includes estimated income tax payments of $6.5 million for the nine months ended September 30, 2006 compared to $2.3 million for the nine months ended September 30, 2005. Net cash used in investing activities from continuing operations during the nine months ended September 30, 2006 was $34.8 million compared to $61.8 million for the nine months ended September 30, 2005. Net cash used in investing activities from continuing operations primarily includes cash paid for acquisitions and purchases of property and equipment. Cash paid for acquisitions, net of cash acquired, during the nine months ended September 30, 2006 was $24.0 million. During the nine months ended September 30, 2005, we paid $55.5 million for acquisitions, net of cash acquired. Cash paid for property and equipment was $11.0 million for the nine months ended September 30, 2006 compared to $6.1 million for the nine months ended September 30, 2005. Cash paid for property and equipment during the nine months ended September 30, 2006 includes construction projects at several of our surgery centers, costs associated with moving one of our centers to a replacement facility and costs associated with converting another facility from a single-specialty center to a multi-specialty center. Net cash provided by financing activities from continuing operations during the nine months ended September 30, 2006 was $15.2 million compared to net cash provided by financing activities from continuing operations of $38.2 million for the nine months ended September 30, 2005. Cash flows from financing activities primarily relate to borrowings and payments under our senior credit facility. We use borrowings under our senior credit facility to finance acquisitions of surgery centers. During the nine months ended September 30, 2006, we received $31.4 million of proceeds under our senior credit facility. During the nine months ended September 30, 2006, we made total principal payments of $19.0 million, of which $17.3 million were payments of our senior credit facility. For the nine months ended September 30, 2005, we received $61.5 million of proceeds under our senior credit facility. During the nine months ended September 30, 2005, we made total principal payments of $27.0 million, of which $22.5 million were payments of our senior credit facility.
Long-Term Debt
     In April 2006, we amended our senior credit facility to increase our borrowing capacity from $150.0 million to $195.0 million. We are the borrower under the senior credit facility and all of our active wholly-owned subsidiaries are guarantors. Under the terms of the senior credit facility, entities that become wholly-owned subsidiaries must also guarantee the debt.
     The senior credit facility provides senior secured financing of up to $195.0 million through a revolving credit line. Up to $2.0 million of the senior credit facility is available for the issuance of standby letters of credit, and up to $5.0 million of the senior credit facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum principal amounts of $100,000 and integral multiples of $100,000 in excess thereof. We are required to repay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At September 30, 2006 and December 31, 2005, we had $110.0 million and $96.0 million, respectively, of outstanding debt under the senior credit facility. At our option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our consolidated funded indebtedness to consolidated EBITDA. At September 30, 2006, the interest rate on the borrowings, which consists of LIBOR plus the applicable Eurodollar rate margin, under the senior credit facility ranged from 6.58% to 6.76%.
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
     At September 30, 2006, we were in compliance with all material covenants required by each long-term debt agreement.
Earnings Before Interest, Taxes, Depreciation and Amortization
     EBITDA increased 4.3% to $12.1 million for the three months ended September 30, 2006 from $11.6 million for the three months ended September 30, 2005. This increase in EBITDA was the result of surgery centers acquired or developed since July 1, 2005. The increase in EBITDA was partially offset by $890,000 of non-cash stock option compensation expense recognized during the three months ended September 30, 2006 as a result of our adoption of SFAS No. 123(R) on January 1, 2006.
     EBITDA increased 13.3% to $39.3 million for the nine months ended September 30, 2006 from $34.7 million for the nine months ended September 30, 2005. This increase in EBITDA was the result of surgery centers acquired or developed since January 1, 2005. The increase in EBITDA was partially offset by $3.1 million of non-cash stock option compensation expense recognized during the nine months ended September 30, 2006 as a result of our adoption of SFAS No. 123(R) on January 1, 2006.
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

     The following table reconciles EBITDA to net cash provided by operating activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
EBITDA	$12,109	$11,613	$39,273	$34,718
Depreciation and amortization	(3,587)	(3,315)	(10,157)	(9,488)
Interest expense, net	(1,790)	(1,442)	(5,110)	(3,362)
Income taxes	(2,589)	(2,640)	(9,238)	(8,419)
Loss on discontinued operations, net of taxes	(328)	(34)	(474)	(1)

Net income	3,815	4,182	14,294	13,448
Depreciation and amortization	3,587	3,315	10,157	9,488
Non-cash compensation expense	890	—	3,064	—
Non-cash gains and losses	56	(94)	(1,028)	(265)
Minority interests in income of consolidated subsidiaries	6,211	6,462	21,437	18,347
Income taxes	2,589	2,640	9,238	8,419
Distributions to minority partners	(6,306)	(5,689)	(19,096)	(15,645)
Income on equity investments	(511)	(233)	(1,483)	(842)
Provision for doubtful accounts	1,438	1,350	2,891	3,134
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(311)	998	(2,994)	(1,159)
Other assets and liabilities	(6,612)	(1,607)	(15,582)	(7,708)

Net cash provided by operating activities – continuing operations	$4,846	$11,324	$20,898	$27,217

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
Recently Issued Accounting Pronouncements
     On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We have not yet determined the potential financial impact of adopting FIN No. 48.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions for SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities using the transaction price method. In these circumstances, the transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. We do not anticipate that the adoption of SFAS No. 157 will have a material impact on our results of operations or financial position.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At September 30, 2006, $110.0 million of our total long-term debt was subject to variable rates of interest, while the remaining $6.5 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $1.1 million. The fair value of our long-term debt, based on a discounted cash flow analysis, approximates its carrying value as of September 30, 2006.
Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

(b)	Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits.

No.		Description

3.1	—	Certificate of Incorporation (a)

3.2	—	Certificate of Amendment to Certificate of Incorporation (b)

3.3	—	Certificate of Retirement of Stock (c)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (a)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (b)

3.6	—	Bylaws (a)

4.1	—	Form of Common Stock Certificate (a)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (d)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (d)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (d)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (d)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (e)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (File No. 000-50574).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Symbion, Inc.
By:	/s/ Kenneth C. Mitchell
Kenneth C. Mitchell
Chief Financial Officer and Senior Vice President of Finance (principal financial and accounting officer)

Date: November 7, 2006

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