Form 10-K
period 2006-12-31
SYMBION INC/TN
filed 2007-03-15
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________
Commission file number: 000-50574

Symbion, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	62-1625480
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

40 Burton Hills Boulevard, Suite 500	37215
Nashville, Tennessee	(Zip Code)
(Address Of Principal Executive Offices)
(615) 234-5900
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☒
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                  Accelerated filer ☒                   Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒
     The aggregate market value of the shares of the registrant’s common stock (based upon the closing price of these shares on the Nasdaq Global Market on June 30, 2006) held by non-affiliates as of June 30, 2006, was approximately $329,502,616.
     As of February 28, 2007, 21,670,466 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement for our annual meeting of stockholders to be held on May 8, 2007 are incorporated by reference into Part III of this report.

2

Cautionary Note Regarding Forward-Looking Statements
PART I
PART II
Report of Independent Registered Public Accounting Firm
PART III
PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
EX-10.28 SUMMARY OF DIRECTOR COMPENSATION
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF ERNST & YOUNG LLP
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
PART I
Item 1. Business
Overview
     We own and operate a network of short stay surgical facilities, which includes ambulatory surgery centers and surgical hospitals (collectively, “surgical facilities”), in 23 states. Our surgical facilities primarily provide non-emergency surgical procedures across many specialties. We offer services designed to meet the health care needs of the communities in which we operate and seek to develop strong relationships with physicians and other health care providers in these markets. We believe that one of our competitive advantages is the experience of our senior management team, with our executive officers having an average of over 30 years of experience in the health care industry, including senior management positions at public and private health care companies. The remaining members of our senior management team have an average of over 20 years of experience in the health care industry. As of March 10, 2007, we owned and operated 50 surgical facilities including 47 ambulatory surgery centers and three hospitals. We also managed nine additional surgical facilities including eight ambulatory surgery centers and one hospital. In addition to our surgical facilities, we also operate one diagnostic center and manage two physician networks, including one physician network in a market in which we operate a surgical facility.
     On September 16, 2002, we reincorporated in Delaware after originally incorporating in Tennessee in January 1996. On June 25, 1999, we acquired Ambulatory Resource Centres, Inc., an owner and operator of surgical facilities. Since our acquisition of Ambulatory Resource Centres, we have focused on developing, acquiring and managing surgical facilities, and have grown our operations from 14 to 59 surgical facilities. We are focused on developing, acquiring and operating surgical facilities.
Surgical Facility Industry
     Outpatient surgery has experienced tremendous growth since 1970, when the first ambulatory surgery center opened in the United States, according to the Federated Ambulatory Surgery Association (“FASA”), a nonprofit association representing the interests of ambulatory surgery centers. Ambulatory surgery centers are surgical facilities where physicians perform surgical procedures that generally do not require a patient to stay overnight.

According to FASA, about 4,600 Medicare-certified ambulatory surgery centers were operating in the United States as of September 2006.
     We believe that the following factors have contributed to the growth in surgical facilities and outpatient surgical procedures:
•	Physician and Patient Preference for Surgical Facilities. Physicians often prefer to operate in surgical facilities, as compared to acute care hospitals, because of the efficiency and convenience that surgical facilities afford. Procedures performed at surgical facilities are typically non-emergency, so physicians can schedule their time more efficiently and increase the number of procedures that they can perform in a given period. Surgical facilities also provide physicians with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases, as compared to acute care hospitals. In addition, we believe patients prefer the comfort of a less institutional setting and the more convenient process for scheduling and registration available in surgical facilities, as compared to acute care hospitals.

•	Lower Cost Alternative. Based upon our management’s experience in the health care industry, we believe that surgeries performed in surgical facilities are generally less expensive than those performed in acute care hospitals because of lower facility development costs, the focus on non-emergency procedures and more efficient staffing and work flow processes. We believe that cost-conscious payors are attracted to the lower costs afforded by surgical facilities, as compared to acute care hospitals.

•	Advanced Technology and Improved Anesthesia. Advancements in medical technology such as lasers, arthroscopy, fiber optics and enhanced endoscopic techniques have reduced the trauma of surgery and the amount of recovery time required by patients following a surgical procedure. Improvements in anesthesia also have shortened the recovery time for many patients and have reduced post-operative side effects such as pain, nausea and drowsiness. These medical advancements have enabled more patients to undergo surgery without an overnight stay and reduced the need for hospitalization following surgery.
     With an estimated 4,600 Medicare-certified ambulatory surgery centers operating in the United States as of September 2006, we believe significant opportunities exist for consolidation in this industry. The five largest national operators of outpatient surgical facilities by number of ambulatory surgery centers represented an aggregate of less than 11% of the total number of ambulatory surgery centers in the United States as of November 2006, according to Verispan, L.L.C., an independent health care market research and information firm. We believe that the surgical facility industry will continue to consolidate because of the increasing complexity of the regulatory and managerial aspects of health care delivery, the growing influence of managed care, the rising cost of technology and the need for capital. We believe there are many surgical facility owners that are seeking to affiliate with experienced operators of facilities with access to capital, management expertise and other resources.
Our Strategy
     We intend to expand our network of surgical facilities in attractive markets throughout the United States by acquiring established facilities and developing new facilities while enhancing the performance of our existing facilities. We also seek to provide patients with high-quality surgical services across many specialties. When attractive opportunities arise, we may acquire or develop other types of facilities. The key components of our strategy are to:
•	Identify, recruit and retain leading surgeons and other physicians for our surgical facilities. We believe that establishing and maintaining strong relationships with surgeons and other physicians is a key factor to our success in acquiring, developing and operating surgical facilities. We identify and partner with surgeons and other physicians that we believe have established reputations for clinical excellence in their communities. We believe that we have had success in recruiting and retaining physicians because of the ownership structure of our surgical facilities and our staffing, scheduling and clinical systems that are designed to increase physician productivity, promote physicians’ professional success and enhance the quality of patient care. We also believe that forming relationships with health care systems and other health care providers can enhance our ability to recruit physicians. We currently have strategic relationships with eight health care systems.

•	Capitalize on our experienced management team to pursue multiple growth opportunities in the surgical facility market. We believe that the experience and capabilities of our senior management team provide a strategic advantage in improving the operations of our surgical facilities, attracting physicians and identifying new development and acquisition opportunities. Our executive officers have an average of over 30 years of experience in the health care industry, including senior management positions at public and private health care companies. The remaining members of our senior management team have an average of over 20 years of experience in the health care industry. Our management’s broad industry experience has allowed us to establish strong relationships with participants throughout the health care industry. These relationships are helpful in forming leads for acquisitions, and in making decisions about expanding into new markets and services. The experience and capabilities of our management team also enable us to pursue multiple growth strategies in the surgical facility market, including acquisitions of established surgical facilities, de novo developments in attractive markets, strategic relationships with prominent hospitals and other health care providers and turnaround opportunities in connection with underperforming facilities. We have successfully executed each of these growth strategies, and intend to pursue each of them in the future.

•	Pursue a disciplined strategy of acquiring and developing surgical facilities. Since January 1999, we have acquired 43 surgical facilities and developed 16 surgical facilities, including nine surgical facilities that we subsequently divested. We anticipate acquiring three to four facilities and developing four to six facilities during 2007, including the three that we announced in January 2007. We seek to acquire and develop surgical hospitals and both single and multi-specialty ambulatory surgery centers that meet our criteria. Our criteria includes prominence and quality of physician partners, specialty mix, opportunities for growth, level of competition in the local market, level of managed care penetration and our ability to access managed care organization contracts. Our acquisition and development team conducts extensive due diligence and applies a financial model that targets a threshold return on invested capital over a period of five years. Once we acquire a surgical facility, our team establishes a strategic plan to improve the facility’s operating systems and physical plant, enhance physician recruitment, and capitalize on the facility’s competitive strengths. We have historically targeted majority ownership in our facilities and currently hold a fifty percent or more ownership interests in 74% of the surgical facilities in which we own an interest. Majority ownership allows us to make and execute managerial decisions which we believe provides greater opportunity for growth and higher returns. We also believe that by starting with majority ownership of a facility, we can benefit by capturing a greater share of the value we create in managing and improving the facility. We intend to continue to target majority ownership in our facilities. However, when attractive opportunities arise, we may acquire minority interests in developed surgical facilities or surgical facilities that we may purchase. In addition, we have, and will continue to, acquire and develop facilities in which we have “buy-up” rights if the opportunity is attractive to us from a long-term perspective. Buy-up rights enable us, at our option, to increase our ownership percentage after the initial acquisition. When appropriate, we also may reduce our interest in majority owned surgical facilities.

•	Increase revenues and profitability of existing surgical facilities through operational focus. We seek to increase revenues, profitability and return on our invested capital at all of our surgical facilities by focusing on operations. We have a dedicated team that is responsible for implementing best practices, cost controls and overall efficiencies at each of our surgical facilities. Our facilities benefit from our network of facilities by sharing best practices and participating in group purchasing agreements designed to reduce the cost of supplies and equipment. We intend to continue to recruit additional physicians and expand the range of services offered at our surgical facilities to increase the number and types of surgeries performed in our facilities, including a focus on higher acuity cases. We also review our managed care contracts to ensure we are operating under the most favorable contracts available to us. We are committed to enhancing programs and services for our physicians and patients by providing advanced technology, quality care, cost-effective service and convenience.
Operations
   Surgical Facility Operations
     As of March 10, 2007, we owned and operated 50 surgical facilities and managed nine additional surgical facilities. Four of our facilities are hospitals, three of which we own and one of which we manage. Our typical ambulatory surgery center is a freestanding facility with about 14,000 square feet of space and four fully equipped operating rooms, two treatment rooms and ancillary areas for preparation, recovery, reception and administration.

Our typical surgical hospital is larger than a typical ambulatory surgery center and includes inpatient hospital rooms and, in some cases, an emergency department. Our surgical facilities primarily provide non-emergency surgical procedures among many specialties, including orthopedic, gynecology, general surgery, ear, nose and throat, pain management, gastrointestinal, plastic surgery and ophthalmology. Our hospitals may also provide additional services such as diagnostic imaging, pharmacy, laboratory and obstetrical services. In certain markets where we believe it is appropriate, we operate surgical facilities that focus on a single specialty.
     Our surgical facilities are generally located in close proximity to physicians’ offices. Each facility typically employs a staff of about 30, depending on its size, the number of cases and the type of services provided. Our staff at each facility generally includes a facility administrator, a business manager, a medical director, registered nurses, operating room technicians and clerical workers. At each of our surgical facilities, we have arrangements with anesthesiologists to provide anesthesiology services. We also provide each of our surgical facilities with a full range of financial, marketing and operating services. For example, our regional managed care directors assist the local management team at each of our facilities in developing relationships with managed care providers and negotiating managed care contracts.
     All of our surgical facilities are Medicare certified. To ensure that a high level of care is provided, we implement quality assurance procedures at each of our surgical facilities. Each of our surgical facilities are available for use only by licensed physicians who have met professional credentialing requirements established by the facility’s medical advisory committee. In addition, each facility’s medical director supervises and is responsible for the quality of medical care provided at the facility.
   Surgical Facility Ownership Structure
     We own and operate our surgical facilities through partnerships or limited liability companies. Local physicians or physician groups also own an interest in most of our surgical facilities. In some cases, a hospital system may own an interest in our surgical facility. One of our wholly-owned subsidiaries typically serves as the general partner or managing member of our surgical facilities. We generally own a majority interest in our surgical facilities, or otherwise have sufficient control over the facilities to be able to consolidate the financial results of operations of the facilities with ours. In some instances, we will acquire an ownership interest in a surgical facility with the prior owners retaining an ownership interest, and, in some cases, we offer new ownership interests to other physicians or hospital partners. We own a fifty percent or more interest in 37 of the 50 surgical facilities in which we own an interest. We typically guarantee all of the debts of these partnerships and limited liability companies, even though we do not own all of the ownership interests in the surgical facilities. We also have a management agreement with each of the surgical facilities, under which we provide day-to-day management services for a management fee, which is typically based on a percentage of the revenues of the facility.
     Each of the partnerships and limited liability companies through which we own and operate our surgical facilities is governed by a partnership or operating agreement. These partnership and operating agreements typically provide, among other things, for voting rights and limited transfer of ownership interests. The partnership and operating agreements also provide for the distribution of available cash to the owners. In addition, the agreements typically restrict the physician owners from owning an interest in a competing surgical facility during the period in which the physician owns an interest in our facility and for one year after that period. The partnership and operating agreements for our facilities typically provide that the facilities will purchase all of the physicians’ ownership interests if certain adverse regulatory events occur, such as it becoming illegal for the physicians to own an interest in a surgical facility, refer patients to a facility or receive cash distributions from a surgical facility. The purchase price that we would be required to pay for these ownership interests is based on pre-determined formulas, typically either a multiple of the facility’s EBITDA, as defined in our partnership and operating agreements, or the fair market value of the ownership interests as determined by a third-party appraisal. Some of these agreements require us to make a good faith effort to restructure our relationships with the physician investors in a manner that preserves the economic terms of the relationship prior to purchasing these interests. See Item 1A. “Risk Factors” and “— Government Regulation.” In certain circumstances, we have the right to purchase a physician’s ownership interests, including upon a physician’s breach of the noncompetition provisions of a partnership or operating agreement. In some cases, we have the right to require the physician owners to purchase our ownership interest in the event our management agreement with a facility is terminated. In one facility, the physician owners have the right to purchase our ownership interest upon a change in our control.

   Surgical Facilities
     The following table sets forth information regarding each of our surgical facilities as of March 10, 2007:

		Number of		Symbion
		Operating	Number of	Percentage
Facility	City	Rooms	Treatment Rooms	Ownership
Alabama
Birmingham Endoscopy Center	Birmingham	6	3	61	%(1)
North River Surgical Center	Tuscaloosa	2	2	80	%(1)
California
Specialty Surgical Center of Beverly Hills/Brighton Way	Beverly Hills	3	1	57	%(1)
Specialty Surgical Center of Beverly Hills/Wilshire Boulevard	Beverly Hills	4	2	57	%(1)
Specialty Surgical Center of Encino	Encino	4	2	55	%(1)
Specialty Surgical Center of Irvine	Irvine	4	1	17%
Specialty Surgical Center of Arcadia	Arcadia	3	1	18%
Colorado
Dry Creek Surgery Center	Denver	6	2	51	%(1)
Animas Surgical Hospital(2)	Durango	4	1	56	%(1)
			12 hospital rooms
Florida
DeLand Surgery Center	DeLand	3	2	76	%(1)
West Bay Surgery Center	Largo	4	4	51	%(1)
Jacksonville Beach Surgery Center	Jacksonville	4	1	81	%(1)
Cape Coral Ambulatory Surgery Center	Cape Coral	5	2	10%
Lee Island Coast Surgery Center	Fort Myers	5	3	50	%(1)
Orlando Surgery Center	Orlando	5	1	66	%(1)
Tampa Bay Regional Surgery Center	Largo	1	2	51	%(1)
The Surgery Center of Ocala	Ocala	4	2	51	%(1)
Georgia
Premier Surgery Center	Brunswick	3	1	58	%(1)
Savannah Outpatient Foot and Ankle Surgery Center	Savannah	1	—	76	%(1)
The Surgery Center	Columbus	4	2	65	%(1)
Illinois
Valley Ambulatory Surgery Center	St. Charles	6	1	40	%(1)
Indiana
Vincennes Surgery Center	Vincennes	3	1	52	%(1)
New Albany Outpatient Surgery	New Albany	3	1	69	%(1)
Kansas
Heartland Specialty Surgical Hospital(2)	Kansas City	7	3	—	(3)
			19 hospital rooms
Cypress Surgery Center	Wichita	6	2	53	%(1)
Kentucky
DuPont Surgery Center	Louisville	5	—	61	%(1)
Louisiana
Greater New Orleans Surgery Center	Metairie	2	—	30	%(1)
Physicians Surgical Specialty Hospital(2)	Houma	5	5	57	%(1)
			10 hospital rooms
Surgery Center of Hammond	Hammond	4	1	87	%(1)
Massachusetts
Worcester Surgery Center	Worcester	4	1	79	%(1)
Worcester ENT	Worcester	1	—	51	%(1)

		Number of		Symbion
		Operating	Number of	Percentage
Facility	City	Rooms	Treatment Rooms	Ownership
Missouri
Central Missouri Medical Park Surgical Center	Jefferson City	4	2	40	%(1)
Timberlake Surgery Center	Chesterfield	4	1	53	%(1)
Mississippi
DeSoto Surgery Center	DeSoto	2	1	—	(3)
Physicians Outpatient Center	Oxford	4	2	—	(3)
New York
South Shore Ambulatory Surgery Center	Lynbrook	4	1	—	(4)
North Carolina
Orthopaedic Surgery Center of Asheville	Asheville	3	—	61	%(1)
Wilmington SurgCare	Wilmington	7	3	87	%(1)
Ohio
Physicians Ambulatory Surgery Center	Circleville	2	—	53	%(1)
Valley Surgical Center	Steubenville	3	1	56	%(1)
Oklahoma
Lakeside Women’s Hospital(2)	Oklahoma City	3	16 hospital rooms	42%
			1
Pennsylvania
Village SurgiCenter	Erie	5	1	73	%(1)
Rhode Island
Bayside Endoscopy Center	Providence	—	6	75	%(1)
South Carolina
The Center for Specialty Surgery	Greenville	2	1	70	%(1)
Tennessee
Baptist Germantown Surgery Center	Memphis	6	4	—	(3)
Cool Springs Surgery Center	Franklin	5	3	35%
East Memphis Surgery Center	Memphis	6	5	—	(3)
Midtown Surgery Center	Memphis	4	—	—	(3)
Southwind GI	Memphis	1	—	100	%(1)
Union City Center	Union City	2	1	—	(3)
UroCenter	Memphis	3	1	—	(3)
University Ambulatory Surgical Center	Knoxville	6	3	25%
Texas
Central Park Surgery Center	Austin	5	4	43	%(1)
Clear Fork Surgery Center	Fort Worth	5	5	34	%(1)
Northeast Baptist Surgery Center	San Antonio	4	4	54	%(1)
NorthStar Surgical Center	Lubbock	6	6	46	%(1)
Surgery Center of Duncanville	Duncanville	4	3	41	%(1)
Texarkana Surgery Center	Texarkana	4	5	66	%(1)
Washington
Bellingham Surgery Center	Bellingham	4	—	85	%(1)

(1)	We consolidate this surgical facility for financial reporting purposes.

(2)	This facility is licensed as a hospital.

(3)	We manage this facility, but do not have an ownership interest in the facility.

(4)	We hold a 57% ownership interest in the limited liability company which provides administrative services to this surgical facility. Due to regulatory restrictions in the State of New York, we cannot directly own an interest in the facility.

Case Mix
     The following table sets forth the percentage of cases in each specialty performed in 2006 and 2005 at surgical facilities in which we owned an interest as of December 31, 2006 and December 31, 2005:

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Specialty
Ear, nose and throat	8%	8%
Gastrointestinal	25	25
General surgery	5	5
Obstetrics/gynecology	4	4
Ophthalmology	13	12
Orthopedic	17	17
Pain management	16	16
Plastic surgery	4	4
Other	8	9

Total	100%	100%

Case Growth
Same Store Information
     We define same store facilities as those facilities that we owned an interest in and managed throughout the years ended December 31, 2006 and 2005. For the comparison of same store facilities provided below, we have also included the results of a surgical facility in which we own an interest that opened in February 2006, within the market served by another surgical facility in which we own an interest. The definition of same store facilities includes non-consolidated facilities and allows for comparability to other companies in our industry. The following table sets forth information from facilities in which we owned an interest and managed throughout the years ended December 31, 2006 and 2005, respectively:

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Cases	203,037	190,605
Cases growth	6.5%	N/A
Net patient service revenue per case	$1,340	$1,326
Net patient service revenue per case growth	1.1%	N/A
Number of same store surgical facilities	42	N/A
     For purposes of explaining changes in our consolidated financial results in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we refer to same store facilities excluding non-consolidated facilities because the results of these facilities are not included in revenues and other items in our consolidated financial results. Accordingly, the following table sets forth information from same store facilities of continuing operations excluding non-consolidated facilities for the years ended December 31, 2006 and 2005, respectively:

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Cases	185,272	179,960
Cases growth	3.0%	N/A
Net patient service revenue per case	$1,283	$1,270
Net patient service revenue per case growth	1.0%	N/A
Number of same store surgical facilities	38	N/A

Consolidated Information
     The following table sets forth information from facilities that we consolidate for financial reporting purposes (which includes surgical facilities we have acquired or developed since January 1, 2005 which are not included in the same store information provided above but excludes the two surgical facilities reported as discontinued operations) for the years ended December 31, 2006 and 2005, respectively:

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Cases	219,832	191,534
Cases growth	14.8%	N/A
Net patient service revenue per case	$1,301	$1,297
Net patient service revenue per case growth	0.3%	N/A
Number of surgical facilities operated as of end of the period (1)	59	59
Number of consolidated surgical facilities	44	41

(1)	Includes surgical facilities that we manage but in which we do not have an ownership interest.
   Payor Mix
     Our revenues are comprised of patient service revenues, physician service revenues and other service revenues. Our patient service revenues relate to fees charged for surgical or diagnostic procedures performed at facilities that we consolidate for financial reporting purposes. Approximately 95% of our revenues are patient service revenues. The following table sets forth by type of payor the percentage of our patient service revenues generated in 2006 and 2005 for surgical facilities in which we owned an interest as of December 31, 2006 and 2005:

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Payor
Private Insurance	76%	76%
Government	19	18
Self-pay	4	4
Other	1	2

Total	100%	100%

   Strategic Relationships
     When attractive opportunities arise, we may develop, acquire or operate surgical facilities through strategic alliances with health care systems and other health care providers. We believe that forming a relationship with a health care system can enhance our ability to recruit physicians and access managed care contracts for our facilities in that market. Included in the relationships listed below are agreements entered into during January 2007 with three separate health care systems for the development of surgical facilities. We currently have strategic relationships with:
•	Vanderbilt Health Services, Inc., with which we own and operate a surgical facility in Franklin, Tennessee;

•	Vanguard Health Systems, Inc., with which we own and operate a surgical facility in San Antonio, Texas;

•	Baptist Memorial Health Services, Inc., for which we manage seven surgical facilities in Memphis, Tennessee and surrounding areas;

•	University Health System, Inc., with which we own and operate a surgical facility in Knoxville, Tennessee;

•	Harris Methodist Ft. Worth, with which we own and operate a surgical facility in Fort Worth, Texas;

•	Fairview Health System, with which we are developing a surgical facility with local physicians in Minneapolis, Minnesota;

•	King’s Daughters Hospital and a group of local physicians affiliated with King’s Daughters Clinic, with whom we are developing a surgical facility in Temple, Texas; and

•	Adventist Health System, with which we are developing a surgical facility in Orange City, Florida.
     The strategic relationships through which we own and operate surgical facilities are governed by partnership and operating agreements that are generally comparable to the partnership and operating agreements of the other surgical facilities in which we own an interest. The primary difference between the structure of these strategic relationships and the other surgical facilities in which we own an interest is that, in the strategic relationships, a health care system holds an ownership interest in the surgical facility, in addition to physician investors. For a general description of the terms of our partnership and operating agreements, see “— Operations — Surgical Facility Ownership Structure.” In each of these strategic relationships, we have also entered into a management agreement under which we provide day-to-day management services for a management fee based on a percentage of the revenues of the surgical facility. The terms of those management agreements are comparable to the terms of our management agreements with other surgical facilities in which we own an interest.
     We manage seven surgical facilities owned by Baptist Memorial Health Services, Inc. (“Baptist Memorial”) under management agreements with Baptist Memorial, in exchange for a management fee based on a percentage of the revenues of these surgical facilities. The management agreements terminate on various dates from September 2007 to March 2009 and may be terminated earlier by either party for material breach after notice and an opportunity to cure. We intend to renew the management agreement that expires in September 2007. We have also entered into a development agreement with Baptist Memorial under which we are to provide development support for new surgical facilities that may be developed by Baptist Memorial in exchange for a development fee negotiated for each developed facility.
   Acquisition and Development of Surgical Facilities
     We intend to expand our presence in the surgical facility market by making strategic acquisitions of existing surgical facilities and by developing new surgical facilities in cooperation with local physician partners and, when appropriate, with hospital systems and other strategic partners.
     Acquisition Program. We employ a dedicated acquisition team with experience in health care services. Our team seeks to acquire surgical facilities that meet our criteria, including prominence and quality of physician partners, specialty mix, opportunities for growth, level of competition in the local market, level of managed care penetration and our ability to access managed care organization contracts. Our team utilizes its extensive industry contacts, as well as referrals from current physician partners and other sources, to identify, contact and develop potential acquisition candidates.
     We believe there are numerous acquisition opportunities that would pass our general screening criteria. We carefully evaluate each of our acquisition opportunities through an extensive due diligence process to determine which facilities have the greatest potential for growth and profitability improvements under our operating structure. In many cases, the acquisition team identifies specific opportunities to enhance a facility’s productivity post-acquisition. For example, we may renovate or construct additional operating or treatment rooms in existing facilities to meet anticipated demand for procedures based on analysis of local market characteristics. Our team may also identify opportunities to recruit additional physicians to increase the acquired facility’s revenues and profitability. Once we decide to proceed with an acquisition proposal, we use a pricing strategy that targets a threshold return on invested capital over a period of five years. We have acquired 43 surgical facilities since January 1999 and anticipate acquiring about three to four facilities annually during the next three to five years.
     Development Program. We develop surgical facilities in markets in which we identify substantial interest by physicians and payors. We have experience in developing both single and multi-specialty surgical facilities. When we develop a new surgical facility, we generally provide all of the services necessary to complete the project. We offer in-house capabilities for structuring partnerships and financing facilities and work with architects and construction firms in the design and development of facilities. Before and during the development phase of a new facility, we analyze the competitive environment in the local market, review market data to identify appropriate services to provide, prepare and analyze financial forecasts, evaluate regulatory and licensing issues and assist in designing the facility and identifying appropriate equipment to purchase or lease. After the surgical facility is developed, we generally provide startup operational support, including information systems, equipment procurement and financing. We have developed 16 surgical facilities since January 1999 and anticipate developing four to six facilities during 2007, including the three that we announced in January 2007, and three to four facilities annually during the two to four years subsequent to 2007.
     Development and construction of a typical ambulatory surgery center generally takes us from 12 to 18 months, depending on whether we are building the facility or improving available space. Estimated construction costs generally total from $1.0 million to $2.5 million for improving existing space. Equipment and other furnishing costs generally range from $1.0 million to $3.0 million. In addition, working capital of approximately $1.0 million to $1.5 million is generally required to sustain operations for the initial six to 12 months of operations. Development of a hospital with the same operating capacity as a typical ambulatory surgery center would require additional capital to build and equip additional features, such as inpatient hospital rooms, and to provide other ancillary services, if required. We historically financed these costs through capital contributions from investors in the facility, borrowings under our facility loan agreements and long-term facility lease agreements. We expect to finance these costs in the future with borrowings under our senior credit facility and capital contributions from investors in the facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Other Services
     Although our business is primarily focused on owning and operating surgical facilities, we also provide other services that complement our core surgical facility business.
   Diagnostic Center
     We own a 90% interest in Dry Creek Imaging Center, a diagnostic imaging center that is adjacent to our surgical facility in the Denver, Colorado market. The diagnostic imaging center is a joint venture with Touchstone Medical Imaging, LLC. Dry Creek Imaging Center currently provides MRI, CT, ultrasound and mammography procedures. Touchstone and Dry Creek Imaging Center have entered into a management agreement, under which Touchstone provides daily management and administrative services to the diagnostic center in exchange for a percentage of the diagnostic center’s net revenues. The initial term of the management agreement expired in 2006 and was renewed for one year. The management agreement may be renewed for additional renewal terms of one year each. We believe the services provided by this diagnostic center complement and support the services provided by our surgical facility in this market.

   Physician Networks
     We currently manage physician networks in Memphis, Tennessee and Johnson City, Tennessee. Each of these physician networks has entered into an agreement with us, which provides, among other things, that we will provide billing, financial services and other business management services in exchange for a management fee.
Information Systems and Controls
     Each of our surgical facilities uses a financial reporting system that provides information to our corporate office to track financial performance on a timely basis. In addition, each of our facilities uses an operating system to manage its business that provides critical support in areas such as scheduling, billing and collection, accounts receivable management, purchasing and other essential operational functions. We have implemented systems to support all of our facilities and to enable us to access more easily information about our facilities on a timely basis.
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
     It is our policy to collect co-payments and deductibles prior to providing services. It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure. Because our services are primarily non-emergency, our facilities have the ability to control these processes. We do not track exceptions to these policies, but we believe that they occur infrequently and involve insignificant amounts. When they do occur, we require patients whose insurance coverage is not verified to assume full responsibility for the fees prior to services being rendered and we seek prompt payment of co-payments and deductibles and verification of insurance following the procedure.
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
     We have developed proprietary measurement tools to track key operating statistics at each of our surgical facilities by integrating data from our local operating systems and our financial reporting systems. Management uses these tools to measure operating results against target thresholds and to identify, monitor and adjust areas such as specialty mix, staffing, operating costs, employee expenses and accounts receivable management. Our corporate and facility-level management team is compensated in part using performance-based incentives focused on revenue growth and improvement in operating income.
Marketing
     Our sales and marketing efforts are directed primarily at physicians, who are responsible for referring patients to our facilities. Marketing activities directed at physicians and other health care providers are coordinated locally by the individual facility and are supplemented by dedicated corporate personnel. These activities generally emphasize the benefits offered by our surgical facilities compared to other facilities in the market, such as the proximity of our facilities to physicians’ offices, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the efficient turnaround time between cases, our advanced surgical equipment and our simplified administrative procedures. Although the facility administrator is the primary point of contact, physicians who utilize our surgical facilities are important sources of recommendations to other physicians regarding the benefits of using our facilities. Each facility administrator develops a target list of physicians and we continually review these marketing lists and the facility administrator’s progress in contacting and successfully attracting additional local physicians.

     We also market our surgical facilities directly to payors, such as HMOs, PPOs and other managed care organizations and employers. Payor marketing activities conducted by our corporate office management and facility administrators emphasize the high quality of care, cost advantages and convenience of our facilities, and are focused on making each facility an approved provider under local managed care plans.
Competition
     In each market in which we operate a surgical facility, we compete with hospitals and operators of other surgical facilities to attract physicians and patients. We believe that the competitive factors that affect our facilities’ ability to compete for physicians are convenience of location of the surgical facility, access to capital and participation in managed care programs. We believe that our facilities attract patients based upon our quality of care, the specialties and reputations of the physicians who operate in our facilities, participation in managed care programs, ease of access and convenient scheduling and registration procedures.
     In developing or acquiring existing surgical facilities, we compete with other public and private surgical facility and hospital companies. Several large national companies own and/or manage surgical facilities, including HCA Inc., Universal Health Services, Inc., AmSurg Corp. and United Surgical Partners International, Inc. We also face competition from local hospitals, physician groups and other providers who may compete with us in the ownership and operation of surgical facilities.
Employees
     At December 31, 2006, we had about 2,600 employees, of which about 1,600 were full-time employees. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.
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

Reimbursement
   Medicare — Ambulatory Surgery Centers
     Payments under the Medicare program to ambulatory surgery centers are made under a system whereby the Secretary of the Department of Health and Human Services (the “Secretary”) determines payment amounts prospectively for various categories of medical services performed in ambulatory surgery centers, subject to an inflation adjustment. The payments are not based on a center’s costs or reasonable charges. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. About 19% of our patient service revenues during 2006 were attributable to Medicare and Medicaid payments.
     The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) limits increases in Medicare reimbursement rates for ambulatory surgery centers. Under the MMA, the 2% increase in Medicare reimbursement rates for ambulatory surgery centers that became effective on October 1, 2003, was limited beginning April 1, 2004, to an amount equal to the increase in the Consumer Price Index for all urban consumers as estimated by the Secretary for the 12-month period ended March 31, 2003, minus 3.0 percentage points. The MMA also provides that there will be no increase in these rates during the years 2005 through 2009. In addition, the MMA also directed the Centers for Medicare and Medicaid Services (“CMS”) to develop a new ambulatory surgery center payment system that is based on Medicare’s hospital outpatient department payment system. Under the MMA, the new ambulatory surgery center payment system must be designed to result in the same aggregate amount of expenditures for surgical services provided at ambulatory surgery centers as would have been made if the new system were not adopted.
     On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. The Deficit Reduction Act contains a provision that models surgery center reimbursement on the methodology and payment rates applicable to surgical services furnished in hospital outpatient departments. In addition, the Deficit Reduction Act provides that for procedures furnished on or after January 1, 2007, but before the implementation of the revised ambulatory surgery center payment system that CMS is required to develop under the MMA, a surgery center cannot recoup more than the hospital outpatient department rate for a specific procedure, even if the standard overhead amount of the procedure exceeds the hospital outpatient department rate.
     On August 8, 2006, CMS issued a proposed rule to implement the ambulatory surgery center payment system that is required to be implemented under the MMA. The proposed rule would, effective January 1, 2008, revise ambulatory surgery center payment rates to be based on 221 Ambulatory Payment Classifications that are currently used to categorize procedures under the hospital outpatient prospective payment system and would tentatively set calendar year 2008 ambulatory surgery center payment rates at 62% of the applicable hospital outpatient prospective payment system rate. The proposed rule also provides that beginning in 2010, the ambulatory surgery center payment rate conversion factor would be updated by the rate of increase in the Consumer Price Index for urban consumers. In addition, the proposed rule would also, beginning January 1, 2008, expand the list of approved ambulatory surgery center procedures to include all surgical procedures other than those that pose a significant safety risk or generally require an overnight stay. However, for surgical procedures that are added to the approved ambulatory surgery center procedure list on or after January 1, 2008, and that are commonly performed in physician offices, the proposed rule would limit ambulatory surgery center payments to the lesser of the non-facility practice expense payment under the Medicare physician fee schedule or the new ambulatory surgery center payment rates for those procedures. CMS has indicated that it intends to phase in the revised rates over a two-year period.
     On November 1, 2006, CMS issued a final rule that amended Medicare’s list of approved ambulatory surgery center procedures and implemented the payment caps that were imposed by the Deficit Reduction Act of 2005. Under the final rules, 21 procedures were added to the ambulatory surgery center approved procedure list, and the ambulatory surgery center payment rates for 275 procedures were reduced to reflect the lower hospital outpatient prospective payment rate. The final rule does not address the proposed changes to the ambulatory surgery center payment system that are expected to take effect in 2008.
     While difficult to predict, the proposed changes to Medicare’s ambulatory surgery center payment system could potentially have a neutral to positive effect on our surgery centers’ revenues. However, the ultimate impact of the proposed changes on our centers’ performance will depend on a number of different factors, including, but not limited to, (i) the final provisions of the proposed rule once formally adopted and (ii) each center’s case mix and ability to realize increased volume as the list of approved ambulatory surgery center procedures is expanded. We cannot provide any assurances that the proposed rule will be finalized in its current form or, if finalized in its current form, that the proposed rule would have the impact that we are anticipating. If the proposed rule, when adopted, results in a further decrease in ambulatory surgery center payment rates or limits the number of procedures that are added to the Medicare list of ambulatory surgery center procedures, our revenues and profitability could be materially adversely affected. In addition, legislation has and will likely continue to be introduced in Congress to further direct the new ambulatory surgery center payment system and refine Medicare’s reimbursement policies. We cannot predict the potential scope and impact of any future legislative or regulatory changes.
   Medicare — Hospitals
     Four of our facilities, including one managed facility, are licensed as hospitals. The Medicare program pays hospitals on a prospective payment system for acute inpatient services. Under this prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on each patient’s final assigned diagnosis related group (“DRG”). These payments do not consider a specific hospital’s costs, but are national rates adjusted for area wage differentials and case-mix index. For several years, the percentage increases to the prospective payment rates have been generally lower than the percentage increases in the costs of goods and services for hospitals. The increase for fiscal year 2007 was 3.4%. In addition, in 2006, as part of its effort to reform the DRG system, CMS created and/or modified 52 DRGs in 13 different clinical areas to improve the DRG system’s recognition of severity of illness and cost of providing care. The DRG revisions primarily affect hospitals that specialize in cardiac procedures. CMS has also indicated that it will implement a new system of cost weights over the next three years to further improve the accuracy of the DRGs used in the hospital inpatient prospective payment system.
     Most outpatient services provided by hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC represents a bundle of outpatient services, and each APC has been assigned a fully prospective reimbursement rate. The market basket increase for APC payment rates for fiscal year 2007 was 3.4%. However, after taking into account changes that CMS made to the APCs and certain of its hospital outpatient prospective payment system reimbursement policies, most hospitals are expected to receive an overall average increase of 3.0% in Medicare payments for outpatient services in 2007.
   Private Third-Party Payors
     In addition to paying professional fees directly to the physicians performing medical services, most private third-party payors also pay a facility fee to ambulatory surgery centers for the use of the centers’ surgical facilities and reimburse hospitals for the charges associated with the facilities and services that are provided by the hospitals to the third-party payors’ beneficiaries. Most third-party payors pay pursuant to a written contract with our facilities. These contracts generally require our hospitals and ambulatory surgery centers to offer discounts from their established charges.
     In the past year, some of our payments from third-party payors came from third-party payors with which our facilities, including our facilities in Texas and California, did not have a contract. In those cases, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had our facility had a contract with the payor. We also submit a claim for the services to the payor along with full disclosure that our facility has charged the patient an in-network patient responsibility amount. Historically, those third-party payors, including those in Texas and California, who do not have contracts with our facilities have typically paid our claims at higher than comparable contracted rates. However, there is a growing trend for third-party payors to adopt out-of-network fee schedules, which are more comparable to our contracted rates, or to take other steps to discourage their enrollees from seeking treatment at out-of-network facilities. Typically, we have seen a decrease in revenue per case and an increase in volume of cases in those instances where we transition from out-of-network to in-network billing. However, we can provide no assurance that we will see an increase in volume of cases where we transition from out-of-network to in-network billing. Approximately 16% of our patient service revenues in 2006 was derived from out-of-network services. In addition, market and cost factors affecting the fee structure, cost containment and utilization decisions of third-party payors and other payment factors over which we have no control may affect the revenues of our facilities.

   Workers’ Compensation
     Our facilities also provide services to injured workers and receive payment from workers’ compensation payors pursuant to the various state workers’ compensation statutes. Historically, workers’ compensation payors have paid surgical facilities a percentage of the surgical facilities’ charges. However, workers’ compensation payment amounts are subject to legislative, regulatory, and other payment changes over which we have no control. In recent years, there has been a trend for states, including South Carolina, to implement workers’ compensation fees schedules with rates generally lower than what our facilities have historically been paid for the same services. With the exception of Florida and Missouri, all of the states in which our facilities operate have recently adopted workers’ compensation fee schedules or other types of workers’ compensation payment reforms. The State of Florida is currently considering making several changes to its workers’ compensation system, but those changes have not been finalized or formally adopted. While we do not believe that the proposed changes to the Florida workers’ compensation system will have a material effect on our facilities, the proposed modifications are subject to change. A reduction in workers’ compensation payment amounts could have a material adverse effect on the revenues of our facilities.
     Over the past several years, governmental and private purchasers of health care services have begun to actively monitor the growth in health care expenditures and have taken affirmative steps, such as the implementation of fee schedules and the modification of existing payment methodologies, to contain health care expenditures. The governmental and private purchasers of health care services are likely to continue these activities in the future. We cannot predict what further legislation may be enacted or what regulations or guidelines may be established concerning third-party reimbursement by state, federal or private programs. In addition, market and cost factors affecting the fee structure, cost containment and utilization decisions of third-party payors and other payment factors over which we have no control could have a material adverse effect on the revenues of our facilities.
Governmental Regulation
   General
     The health care industry is highly regulated, and we cannot provide any assurance that the regulatory environment in which we operate will not significantly change in the future or that we will be able to successfully address any such changes. In addition to extensive, existing government health care regulation, there continue to be numerous initiatives on the federal and state levels affecting the payment for and availability of health care services. We believe that these health care initiatives will continue during the foreseeable future. Some of the reform initiatives proposed in the past, such as further reductions in Medicare and Medicaid payments and additional prohibitions on physician ownership of facilities to which they refer patients, could, if adopted, adversely affect us and our business.
     Every state imposes licensing requirements on individual physicians and health care facilities. In addition, federal and state laws regulate HMOs and other managed care organizations. Many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, including surgical hospitals and ambulatory surgery centers, offering certain services, including the services we offer, or making expenditures in excess of certain amounts for health care equipment, facilities or programs. We believe that hospital, outpatient surgery, and diagnostic services will continue to be subject to intense regulation at the federal and state levels.
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
     The laws of many states prohibit physicians from splitting fees with non-physicians, prohibit non-physician entities (such as us) from practicing medicine and prohibit referrals to facilities in which physicians have a financial interest. We believe our activities do not violate these state laws. However, future interpretations of, or changes in, these laws might require structural and organizational modifications of our existing relationships with facilities and physician networks, and we cannot assure you that we would be able to appropriately modify such relationships. In addition, statutes in some states could restrict our expansion into those states.
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
   Certificates of Need and Licensure
     Capital expenditures for the construction of new health care facilities, the addition of beds or new health care services or the acquisition of existing health care facilities may be reviewable by state regulators under statutory schemes that are sometimes referred to as certificate of need laws. States with certificate of need laws place limits on the construction and acquisition of health care facilities and the expansion of existing facilities and services. In these states, approvals, generally known as certificates of need, are required for capital expenditures exceeding amounts that involve certain facilities or services, including surgical facilities.
     State certificate of need laws generally provide that, prior to the addition of new beds, the construction of new health care facilities or the introduction of new health care services, a designated state health planning agency must determine that a need exists for those beds, facilities or services. The certificate of need process is intended to promote comprehensive health care planning, assist in providing high quality health care at the lowest possible cost and avoid unnecessary duplication by ensuring that only those health care facilities that are needed will be built.
     Typically, to obtain a certificate of need, the provider of services submits an application to the appropriate agency with information concerning the area and population to be served, the anticipated demand for the facility or service to be provided, the amount of capital expenditure, the estimated annual operating costs, the relationship of the proposed facility or service to the overall state health plan and the cost per patient day for the type of care contemplated. The issuance of a certificate of need is based upon a finding of need by the agency in accordance with criteria set forth in certificate of need laws and state and regional health plans. If the proposed facility or service is found to be necessary and the applicant is found to be the appropriate provider, the agency will issue a certificate of need containing a maximum amount of expenditure and a specific time period for the holder of the certificate of need to implement the approved project.
     Our health care facilities are also subject to state licensing requirements for medical providers. Our surgical facilities have licenses to operate as ambulatory surgery centers in the states in which they operate, except for one facility in Colorado, one facility in Kansas, one facility in Louisiana and one facility in Oklahoma that are licensed as hospitals. Our facilities that are licensed as ambulatory surgery centers must meet all applicable requirements for ambulatory surgery centers. In addition, even though our facilities that are licensed as hospitals provide surgical services, they must meet all applicable requirements for general hospital licensure. To assure continued compliance with these regulations, governmental and other authorities periodically inspect our facilities. The failure to comply with these regulations could result in the suspension or revocation of a facility’s license.
   Medicare and Medicaid Participation
     The majority of our revenues are expected to continue to be received through third-party reimbursement programs, including state and federal programs, such as Medicare and Medicaid, and private health insurance programs. Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 or older or who are disabled. Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low income persons. Each state Medicaid program covers in-patient hospital services and has the option to provide payment for ambulatory surgery center services. The Medicaid programs of all of the states in which we currently operate cover ambulatory surgery center services. However, these states may not continue to cover ambulatory surgery center services, and states into which we expand our operations may not cover or continue to cover ambulatory surgery center services.
     To participate in the Medicare program and receive Medicare payment, our facilities must comply with regulations promulgated by the Department of Health and Human Services. Among other things, these regulations, known as “conditions of participation,” impose numerous requirements on the facility, its equipment, its personnel and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. Our facilities must also satisfy the conditions of participation to be eligible to participate in the various state Medicaid programs. The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, we may have to make changes from time to time in our facilities, equipment, personnel or services. Although we intend to continue to participate in these reimbursement programs, we cannot assure you that our facilities will continue to qualify for participation.
   Antitrust Laws
     Federal and state antitrust laws prohibit price fixing among competitors. Independent physicians who are not economically integrated through a group practice or some other method of sharing substantial financial risk may be considered “competitors” under antitrust laws and subject to prohibitions on price fixing. Price fixing is considered to be a per se violation of federal antitrust laws. The Federal Trade Commission (“FTC”) and the Department of Justice have the authority to bring civil and criminal enforcement actions against persons and entities that violate federal antitrust laws. Moreover, competitors and customers who are injured by activities that violate federal antitrust laws may also bring civil actions against the alleged violator. In some cases, treble damages are available to an injured competitor or customer.
     Prior to 2007, we managed an independent practice association (“IPA”) in Louisville, Kentucky. Networks of physicians, such as the IPA that we managed, involve price discussions among competitors, which create antitrust concerns. In recognition of the beneficial nature of these entities in a changing health care environment, the FTC and the Department of Justice have issued several joint policy statements regarding enforcement in the health care industry that set forth “antitrust safety zones” in which a physician network may safely operate.
     The IPA that we managed may not fit within a safety zone. However, the policy statements issued by the Department of Justice and the FTC provide that the failure of an IPA to meet all of the requirements of a safety zone will not automatically make the activities of the IPA illegal. Instead, the government examines IPA arrangements on a case by case or “rule of reason” basis to determine if the IPA can demonstrate that its members are economically or clinically integrated and that the pro-competitive aspects of the IPA outweigh the anti-competitive implications of the arrangement. If there are sufficient pro-competitive aspects to the IPA, it will generally not be found to be illegal. Upon request, the FTC and the Department of Justice will provide advisory opinions regarding the compliance of physician network arrangements with the antitrust statutes. We have not, however, sought such an opinion.
     Effective December 31, 2006, our management of the IPA located in Louisville, Kentucky, ceased because the IPA dissolved its association. We believe the decreased revenues as a result of the dissolution of the IPA will be immaterial to our financial condition and results of operations. Income before the provision for income taxes provided by the IPA was less than 1.0% for each of the years ended December 31, 2006 and 2005.
   Federal Anti-Kickback Statute and Medicare Fraud and Abuse Laws
     The Social Security Act includes provisions addressing false statements, illegal remuneration and other instances of fraud and abuse in the Medicare program. These provisions are commonly referred to as the Medicare Fraud and Abuse Laws, and include the statute commonly known as the federal anti-kickback statute (the “Anti-Kickback Statute”). The Anti-Kickback Statute prohibits providers and others from, among other things, soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for either making a referral for or ordering or arranging for or recommending the order of any item or service covered by a federal health care program, including, but not limited to, the Medicare program. Violations of the Anti-Kickback Statute are criminal offenses punishable by imprisonment and fines of up to $50,000 for each violation, as well as damages up to three times the total amount of remuneration.
     In addition, the Medicare Patient and Program Protection Act of 1987, as amended by the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), and the Balanced Budget Act of 1997, impose civil monetary penalties and exclusion from federal health care programs on providers who commit violations of the Medicare Fraud and Abuse Laws. Pursuant to the enactment of HIPAA, as of June 1, 1997, the Secretary of Health and Human Services (the “Secretary”) may, and in some cases must, exclude individuals and entities that the Secretary determines have “committed an act” in violation of the Medicare Fraud and Abuse Laws or improperly filed claims in violation of the Medicare Fraud and Abuse Laws from participating in any federal health care program. HIPAA also expanded the Secretary’s authority to exclude a person involved in fraudulent activity from participating in a program providing health benefits, whether directly or indirectly, in whole or in part, by the U.S. government. Additionally, under HIPAA, individuals who hold a direct or indirect ownership or controlling interest in an entity that is found to violate the Medicare Fraud and Abuse Laws may also be excluded from the Medicare and Medicaid programs if the individual knew or should have known of the activity leading to the conviction or exclusion of the entity, or where the individual is an officer or managing employee of such entity. For the purposes of the statute, the term “should know” means that a person acts in deliberate ignorance or reckless disregard of the truth or falsity of the information. This standard does not require that specific intent to defraud be proven by the Office of the Inspector General of the Department of Health and Human Services (the “OIG”).
     Because physician-investors in our surgical facilities are in a position to generate referrals to the facilities, the distribution of available cash to those investors could come under scrutiny under the Anti-Kickback Statute. The U.S. Third Circuit Court of Appeals has held that the Anti-Kickback Statute is violated if one purpose (as opposed to a primary or sole purpose) of a payment to a provider is to induce referrals. Other federal circuit courts have followed this decision. Because none of these cases involved a joint venture such as those owning and operating our surgical facilities, it is not clear how a court would apply these holdings to our activities. It is clear, however, that a physician’s investment income from a surgical facility may not vary with the number of his or her referrals to the surgical facility, and we comply with this prohibition.
     In a case involving a physician-owned joint venture, the U.S. Ninth Circuit Court of Appeals held that the Anti-Kickback Statute is violated when a person or entity (1) knows that the statute prohibits offering or paying remuneration to induce referrals and (2) engages in prohibited conduct with the specific intent to violate the law. In that case, the joint venture was determined to have violated the law because its agent solicited prospective limited partners by implying that eligibility to purchase shares in the limited partnership was dependent on an agreement to refer business to it, told prospective limited partners that the number of shares they would be permitted to purchase would depend on the volume of business they referred to the venture, and stated that partners who did not refer business would be pressured to leave the partnership. The court also determined that the joint venture was vicariously liable for the actions of its agents, notwithstanding that the agent’s actions were contrary to the principal’s stated policy.
     Under regulations issued by the OIG, certain categories of activities are deemed not to violate the Anti-Kickback Statute. According to the preamble to these safe harbor regulations, the failure of a particular business arrangement to comply with the regulations does not determine whether the arrangement violates the Anti-Kickback Statute. The safe harbor regulations do not make conduct illegal, but instead outline standards that, if complied with, protect conduct that might otherwise be deemed in violation of the Anti-Kickback Statute.
     One safe harbor protects profit distributions to investors in small entity joint ventures, such as surgical hospitals and ambulatory surgery centers, which, directly or indirectly, provide services for which payment may be made under federal healthcare programs (the “Small Entity Investment Safe Harbor”). Under the Small Entity Investment Safe Harbor, profit distributions to an investor are protected from prosecution under the Anti-Kickback Laws if all of the following criteria are met:
     1. At all times during either the entity’s most recent fiscal year or the last twelve (12) months, no more than 40% of each class of investment in the entity was owned by investors who are in a position to make or influence referrals to, furnish items or services to, or otherwise generate business for the entity;

     2. If the investment is offered to passive investors, it is offered to passive investors who are in a position to make referrals, furnish items or services or otherwise influence business on the same as it offered to passive investors not in such a position;
     3. The terms on which the opportunity to invest is offered to an investor are unrelated to the previous or expected volume of referrals, items, or services furnished, or business generated from the investor to the entity;
     4. If the entity has passive investors, they are not required to make referrals, furnish items or services or generate business for the entity, or to be in a position to do so, in order to become or remain an investor;
     5. The entity and its investors do not market or provide the entity’s items or services (or those of another entity as part of a cross-referral arrangement) to passive investors differently than to non-investors;
     6. No more than 40% of the entity’s gross revenues in either its most recent fiscal year or the last twelve (12) months were derived from referrals from, items or services furnished by, or otherwise generated by investors;
     7. The funds used to purchase the investment by investors who or which are in a position to refer patients, furnish items or services, or generate business were not loaned or guaranteed by the entity or any other investor; and
     8. The return on investment is directly proportional to the amount of the investment (including the fair market value of any preoperational services rendered), in the entity.
     We believe that the ownership and operations of our surgery centers and hospitals will not satisfy the Small Entity Investment Safe Harbor because more than 40% of the value of each class of investment interests will be held by investors in a position to make or influence referrals or to generate business for the facilities and more than 40% of the gross revenues of the surgery centers and hospitals will be derived from referrals by investors or services performed by investors.
     Another safe harbor protects the payment of profit distributions to owners of a health care business that provides items or services to a medically underserved (the “Rural Safe Harbor”). The OIG has indicated that it believes the Rural Safe Harbor provides for flexibility to protect those arrangements that otherwise may lack the necessary capital from non-referral source investors. A “medically underserved area” (an “MUA”) can be either a rural or urban area that is designated as having a shortage of healthcare services. Under the Rural Safe Harbor, the return on investment to active or passive investors is not considered illegal remuneration if the joint venture is located in an MUA and meets all the following requirements:
     1. Interested investors (one who is in a position to make or influence referrals to, furnish items or services to, or otherwise generate business for, the entity) cannot own more than fifty percent of the entity, even when interested investors generate all of the revenues;
     2. At least seventy-five percent of the entity’s business in the previous twelve-month period must be from residents of an MUA or members of a medically underserved population;
     3. The terms on which the investment interest is offered to an interested passive investor must be the same terms offered to other passive investors and must not be related to the previous or expected volume of referrals, items or services furnished, or business generated by the investor to the entity;
     4. A passive investor cannot be required to make or influence referrals to, furnish items or services to, or generate business for the entity as a condition to remaining an investor;
     5. The entity or any investor cannot market or furnish the entity’s items or services to passive investors differently than non-investors;

     6. The entity or any investor cannot loan funds to, or guarantee a loan for, an interested investor if the investor uses any part of the loan to obtain the investment interest; and
     7. The return on any investment interest must be directly proportional to the amount of the investor’s capital investment, including the fair market value of any pre-operational services rendered.
     If an entity is developed in an area designated as medically underserved and operates in full compliance with the Rural Safe Harbor, but the MUA designation subsequently changes, the entity will continue to be protected by the Rural Safe Harbor for the lesser of three years or the remaining term of the investment after the area ceases to be an MUA.
     Although some of our ambulatory surgery centers and surgical hospitals are located in an MUA, we do not believe that the ownership of these facilities satisfies the Rural Safe Harbor because interested investors own more than fifty percent of the applicable entity.
     The OIG published an expanded listing of safe harbors under the Anti-Kickback Statute on November 19, 1999. The expanded safe harbor regulations included a safe harbor designed to protect distributions to physician-investors in ambulatory surgery centers who refer patients directly to the ambulatory surgery center and personally perform the procedures at the center as an extension of their practice (the “ASC Safe Harbor”). The ASC Safe Harbor protects four categories of investors, including facilities owned by (1) general surgeons, (2) single-specialty physicians, (3) multi-specialty physicians and (4) hospital/physician ventures, provided that certain requirements are satisfied. These requirements include the following:
1.	The ambulatory surgery center must be an ambulatory surgery center certified to participate in the Medicare program, and its operating and recovery room space must be dedicated exclusively to the ambulatory surgery center and not a part of a hospital (although such space may be leased from a hospital if such lease meets the requirements of the safe harbor for space rental).

2.	Each investor must be either (a) a physician who derived at least one-third of his or her medical practice income for the previous fiscal year or 12-month period from performing procedures on the list of Medicare-covered procedures for ambulatory surgery centers, (b) a hospital, or (c) a person or entity not in a position to make or influence referrals to the center, nor to provide items or services to the ambulatory surgery center, nor employed by the ambulatory surgery center or any investor.

3.	Unless all physician-investors are members of a single specialty, each physician-investor must perform at least one-third of his or her procedures at the ambulatory surgery center each year. (This requirement is in addition to the requirement that the physician-investor has derived at least one-third of his or her medical practice income for the past year from performing procedures.)

4.	Physician-investors must have fully informed their referred patients of the physician’s investment interest.

5.	The terms on which an investment interest is offered to an investor are not related to the previous or expected volume of referrals, services furnished or the amount of business otherwise generated from that investor to the entity.

6.	Neither the ambulatory surgery center nor any other investor may loan funds to or guarantee a loan for an investor if the investor uses any part of such loan to obtain the investment interest.

7.	The amount of payment to an investor in return for the investment interest is directly proportional to the amount of the capital investment (including the fair market value of any pre-operational services rendered) of that investor.

8.	All physician-investors, any hospital-investor and the center agree to treat patients receiving medical benefits or assistance under the Medicare or Medicaid programs.

9.	All ancillary services performed at the ambulatory surgery center for beneficiaries of federal health care programs must be directly and integrally related to primary procedures performed at the ambulatory surgery center, and may not be billed separately.

10.	No hospital-investor may include on its cost report or any claim for payment from a federal health care program any costs associated with the ambulatory surgery center.

11.	The ambulatory surgery center may not use equipment owned by or services provided by a hospital-investor unless such equipment is leased in accordance with a lease that complies with the equipment rental safe harbor and such services are provided in accordance with a contract that complies with the personal services and management contracts safe harbor.

12.	No hospital-investor may be in a position to make or influence referrals directly or indirectly to any other investor or the ambulatory surgery center.
     We believe that the ownership and operations of our surgical facilities will not satisfy this ASC Safe Harbor for investment interests in ambulatory surgery centers because, among other things, we or one of our subsidiaries will generally be an investor in and provide management services to each ambulatory surgery center. We cannot assure you that the OIG would view our activities favorably even though they are intended to achieve compliance with the remaining elements of this safe harbor. In addition, although we expect each physician-investor to utilize the ambulatory surgery center as an extension of his or her practice, we cannot assure you that all physician-investors will derive at least one-third of their medical practice income from performing Medicare-covered ambulatory surgery center procedures, perform one-third of their procedures at the ambulatory surgery center or inform their referred patients of their investment interests.
     We own an interest in one ambulatory surgery center in which a physician group that includes primary care physicians who do not use the ambulatory surgery center also holds an ownership interest. In OIG Advisory Opinion 03-5 (February 6, 2003), the OIG declined to grant a favorable opinion to a proposed ambulatory surgery center structure that would have been jointly owned by a hospital and a multi-specialty group practice that was composed of a substantial number of primary care physicians who would not personally use the ambulatory surgery center. In the opinion, the OIG stated that because interests in the ambulatory surgery center would be indirectly owned by physicians who would not personally practice at the ambulatory surgery center, the proposed structure could potentially generate prohibited remuneration under the Anti-Kickback Statute and that as a result, the OIG was precluded from determining that the proposed arrangement posed a minimal risk of fraud and abuse. We believe that the ownership of our ambulatory surgery center complies with the Anti-Kickback Statute because we understand that the physician group that owns an interest in our ambulatory surgery center is structured to fit within the definition of a unified group practice under the federal law prohibiting physician self-referrals, commonly known as the Stark Law, and the income distributions of the group practice comply with the Stark Law’s acceptable methods of income distribution. We believe that no physician in the group practice receives an income distribution that is based directly on his or her referrals to the ambulatory surgery center, and we believe that the group’s ownership of the ambulatory surgery center is no different than its ownership of other ancillary services common in physician practices. Nevertheless, there can be no assurance that the proposed arrangement will not be determined to be in violation of the law.
     In addition to the physician ownership interests in our surgical facilities, other financial relationships of ours with potential referral sources could potentially be scrutinized under the Anti-Kickback Statute. We have entered into management agreements to manage many of our surgical facilities, as well as two physician networks. Most of these agreements call for our subsidiary to be paid a percentage-based management fee. Although there is a safe harbor for personal services and management contracts (the “Personal Services and Management Safe Harbor”), the Personal Services and Management Safe Harbor requires, among other things, that the amount of the aggregate compensation paid to the manager over the term of the agreement be set in advance. Because our management fees are generally based on a percentage of revenues, our management agreements do not typically meet this requirement. We do, however, believe that our management arrangements satisfy the other requirements of the Personal Services and Management Safe Harbor for personal services and management contracts. The OIG has taken the position that percentage-based management agreements are not protected by a safe harbor, and consequently, may violate the Anti-Kickback Statute. On April 15, 1998, the OIG issued Advisory Opinion 98-4 which reiterates this proposition. The opinion focused on areas the OIG considers to be problematic in a physician practice management context, including financial incentives to increase patient referrals, no safeguards against overutilization and incentives to increase the risk of abusive billing. The opinion also reiterated that proof of intent to violate the Anti-Kickback Statute is the central focus of the OIG. We have implemented formal compliance programs designed to safeguard against overbilling and believe that our management agreements comply with the requirements of the Anti-Kickback Statute. However, we cannot assure you that the OIG would find our compliance programs to be adequate or that our management agreements would be found to comply with the Anti-Kickback Statute.
     We also typically guarantee a surgical facility’s third-party debt financing and certain lease obligations as part of our obligations under a management agreement. Physician investors are generally not required to enter into similar guarantees. The OIG might take the position that the failure of the physician investors to enter into similar guarantees represents a special benefit to the physician investors given to induce patient referrals and that such failure constitutes a violation of the Anti-Kickback Statute. We believe that the management fees (and in some cases guarantee fees) are adequate compensation to us for the credit risk associated with the guarantees and that the failure of the physician investors to enter into similar guarantees does not create a material risk of violating the Anti-Kickback Statute. However, the OIG has not issued any guidance in this regard.
     The OIG is authorized to issue advisory opinions regarding the interpretation and applicability of the Anti-Kickback Statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not, however, sought such an opinion regarding any of our arrangements. If it were determined that our activities, or those of our facilities, violate the Anti-Kickback Statute, we, our subsidiaries, our officers, our directors and each surgical facility investor could be subject, individually, to substantial monetary liability, prison sentences and/or exclusion from participation in any health care program funded in whole or in part by the U.S. government, including Medicare, CHAMPUS or state health care programs.
   Federal Physician Self-Referral Law
     Congress has enacted a federal physician self-referral law (the “Stark Law”) that prohibits certain self-referrals for health care services. As currently enacted, the Stark Law prohibits a practitioner, including a physician, dentist or podiatrist, from referring patients to an entity with which the practitioner or a member of his or her immediate family has a “financial relationship” for the provision of certain “designated health services” that are paid for in whole or in part by Medicare or Medicaid unless an exception applies. The term “financial relationship” is broadly defined and includes most types of ownership and compensation relationships. The Stark Law also prohibits the entity from seeking payment from Medicare or Medicaid for services that are rendered through a prohibited referral. If an entity is paid for services provided through a prohibited referral, it may be required to refund the payments. Violations of the Stark Law may also result in the imposition of damages equal to three times the amount improperly claimed and civil monetary penalties of up to $15,000 per prohibited claim and $100,000 per prohibited circumvention scheme and exclusion from participation in the Medicare and Medicaid programs. For the purposes of the Stark Law, the term “designated health services” is defined to include:
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
     The list of designated health services includes imaging services and other diagnostic services provided by our diagnostic center. However, the Stark Law is implicated only if the referring physician or a member of his or her immediate family has a financial relationship with the provider of designated health services. There is no physician ownership (or physician family member ownership) in our diagnostic center. In addition, any compensation relationships between our diagnostic center and physicians are set forth in writing, provide for a fair market value compensation and are otherwise structured to fit within applicable exceptions to the Stark Law.
     The list of designated health services does not, however, include surgical services that are provided in an ambulatory surgery center. Furthermore, in final Stark Law regulations published by the Department of Health and Human Services on January 4, 2001, the term “designated health services” was specifically defined to not include services that are reimbursed by Medicare as part of a composite rate, such as services that are provided in an ambulatory surgery center. However, if designated health services are provided by an ambulatory surgery center and separately billed, referrals to the ambulatory surgery center by a physician-investor would be prohibited by the Stark Law. Because our facilities that are licensed as ambulatory surgery centers do not have independent laboratories and do not provide designated health services apart from surgical services, we do not believe referrals to these facilities by physician-investors are prohibited. If legislation or regulations are implemented that prohibit physicians from referring patients to surgical facilities in which the physician has a beneficial interest, our business and financial results would be materially adversely affected.
     Four of our facilities, including one managed facility, are licensed as hospitals. The Stark Law currently includes an exception relating to physician ownership of a hospital, provided that the physician’s ownership interest is in the whole hospital and the physician is authorized to perform services at the hospital (the “Whole Hospital Exception”). Physician investment in our facilities licensed as hospitals meet this requirement. However, the Whole Hospital Exception has been the subject of recent regulatory action and legislative debate.
     In 2003, the MMA amended the Stark Law to provide that the Whole Hospital Exception did not apply to specialty hospitals for a period of 18 months beginning on November 18, 2003, and ending on June 8, 2005. For the purposes of the moratorium, “specialty hospitals” were defined in the MMA as hospitals that are primarily or exclusively engaged in the care and treatment of (1) patients with a cardiac condition, (2) patients with an orthopedic condition, (3) patients receiving a surgical procedure or (4) any other specialized category of services that the Secretary of the Department of Health and Human Services designates as inconsistent with the purpose of the Whole Hospital Exception. However, the moratorium did not apply to specialty hospitals that were in existence or under development on November 18, 2003, so long as: (a) the total number of physician-investors in the hospital did not increase from the number of physician-investors on November 18, 2003; (b) the hospital did not change the type of specialty services that it provides from the types that it provided on November 18, 2003; and (c) the hospital did not increase its number of beds by more than 5% or five beds, whichever is greater.
     Prior to the moratorium’s expiration, legislation was introduced in Congress which would have made the moratorium permanent. The legislation did not pass prior to the expiration of the original Stark Law moratorium. However, on June 9, 2005, CMS announced that it was imposing a six-month moratorium on the Medicare program’s enrollment of specialty hospitals. As part of that moratorium, CMS directed its fiscal intermediaries to refuse to process Medicare enrollment applications for specialty hospitals. Even though the MMA never defined exactly what thresholds had to be met for a hospital to be considered to be “primarily or exclusively” engaged in specialty services, CMS determined that those hospital applicants that estimate they will provide at least 45% of their initial year’s inpatient services in cardiac, orthopedic or surgical DRG categories should be deemed to be specialty hospitals and, therefore, subject to the enrollment moratorium.
     On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. The Deficit Reduction Act (1) required the Secretary to develop a strategic plan to address physician-owned specialty hospital issues such as proportionality of investment return, methods for determining bona fide investments, disclosure of investment interests and the provision of Medicaid and charity care by specialty hospitals and (2) prohibited specialty hospitals from enrolling in the Medicare program until the Secretary’s plan was completed, which, under the Act, was required to be no later than six months (or eight months if the Secretary applied for an extension) after the date of the enactment of the Deficit Reduction Act. The Secretary released his plan on August 8, 2006. In his plan, the Secretary announced that CMS would address the issues surrounding physician-owned specialty hospitals by (1) continuing to reform payment rates for inpatient hospital services through DRG refinements, (2) continuing its efforts to more closely align hospital/physician incentives, (3) clarifying the Emergency Medical Treatment and Active Labor Act (“EMTALA”) and patient care obligations of specialty hospitals, (4) requiring hospitals to disclose their ownership and investment information to CMS and their patients, and (5) increasing enforcement actions against persons and entities that are parties to arrangements involving disproportionate returns and non-bona fide investments. The Secretary also allowed Medicare’s specialty hospital enrollment moratorium to expire and did not recommend that the Whole Hospital Exception be repealed or amended. The Secretary did not, however, rule out such actions in the future. Because many of the Secretary’s recommendations are subject to future rulemaking proceedings, we cannot predict the effect that the recommendations will have on our hospital facilities. In addition, further legislation has been and will likely continue to be introduced to address issues relating to specialty hospitals. If legislation were to be enacted that prohibits all physician referrals to specialty hospitals in which the physicians own an interest, even if those facilities already exist, our specialty hospitals would be materially adversely affected.
     Additionally, the physician networks we manage must comply with the “in-office ancillary services exception” of the Stark Law. We believe that these physician networks operate in compliance with the applicable language of statutory exceptions to the Stark Law, including the exceptions for services provided by physicians within a group practice or in-office ancillary services.
   False and Other Improper Claims
     The U.S. government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs. Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes. While the criminal statutes are generally reserved for instances of fraudulent intent, the U.S. government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances. For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge. The government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care being provided was substandard. In addition, some courts have held that a violation of the Stark Law can result in liability under the federal False Claims Act.
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
     Under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both whistleblower lawsuits and direct enforcement activity by the government have increased significantly in recent years and have increased the risk that a health care company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from a whistleblower case. Although we believe that our operations materially comply with both federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit or may otherwise be challenged or scrutinized by governmental authorities. A determination that we have violated these laws would have a material adverse effect on us.

   Health Information Practices
     There are currently numerous laws at the state and federal levels addressing patient privacy concerns. Federal regulations issued pursuant to HIPAA are intended to encourage electronic commerce in the health care industry and contain, among other measures, provisions that require many organizations, including us, to implement very significant and potentially expensive new computer systems, employee training programs and business procedures.
     On August 17, 2000, the Department of Health and Human Services finalized regulations requiring us to use standard data formats and code sets established by the rule when electronically transmitting information in connection with several transactions, including health claims and equivalent encounter information, health care payment and remittance advice and health claim status. On February 20, 2003, the Department of Health and Human Services issued final modifications to these regulations. Although compliance with the transaction and code set regulations was required on October 16, 2003, CMS announced on September 23, 2003 that it would implement a contingency plan to accept noncompliant electronic transactions after the October 16, 2003 deadline. On February 27, 2004, CMS announced a modification to its claims payment policies that significantly increased the payment waiting period for electronic claims that are submitted in a non-HIPAA compliant format. Under the policy, beginning July 1, 2004, only claims that are submitted electronically in a HIPAA compliant format are eligible for payment 14 days after the claim is received. All other claims are not eligible for payment until 27 days after the claim is received. We have implemented or upgraded computer systems, as appropriate, at our facilities and corporate headquarters to comply with the new transaction and code set regulations, and all of our facilities are currently submitting their claims in a HIPAA compliant format.
     In addition to the date format and code set standards, HIPAA also requires the Department of Health and Human Services to issue regulations establishing standard unique health identifiers for individuals, health plans and health care providers to be used in connection with standard electronic transactions.
     On January 23, 2004, the Department of Health and Human Services published a final rule that adopted the National Provider Identifier, or NPI, as the standard unique health identifier for health care providers. The NPI is a 10-digit number assigned to eligible health care providers, including our facilities, by the National Provider System, or NPS, an independent government contractor. When the NPI is fully implemented, health care providers, including our facilities, must use only the NPI to identify themselves in connection with electronic transactions. Legacy numbers, such as Medicaid numbers, CHAMPUS numbers and Blue Cross-Blue Shield numbers, will not be permitted. As a result, health care providers will no longer have to keep track of multiple numbers to identify themselves in the standard electronic transactions with one or more health plans. Under the final rule, all health care providers, including our facilities, could begin applying for NPIs on May 23, 2005, and must obtain and start using NPIs in connection with the standard electronic transactions no later than May 23, 2007. Our facilities are in the process of obtaining the necessary NPIs, and we believe that they will be fully compliant with Department’s NPI requirements prior to the May 23, 2007 deadline. Failure to obtain the required NPIs could cause a significant delay in or even the denial of the payment of our facilities’ claims and could have a materially adverse effect on our revenues.
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
     A violation of these privacy regulations could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.
     Compliance with these standards requires significant commitment and action by us. We have appointed members of our management team to direct our compliance with these standards. We have also appointed a privacy officer, prepared privacy policies, trained our workforce on these policies and entered into business associate agreements with the appropriate vendors. Continued compliance with the HIPAA standards will require us to continue these activities on an ongoing basis and may require us to make additional expenditures in the future.
   State Regulation
     Many of the states in which our facilities operate have adopted statutes and/or regulations that prohibit the payment of kickbacks or any type of remuneration in exchange for patient referrals and that prohibit health care providers from, in certain circumstances, referring a patient to a health care facility in which the provider has an ownership or investment interest. While these statutes generally mirror the Anti-Kickback Statute and Stark Law, they vary widely in their scope and application. Some are specifically limited to health care services that are paid for in whole or in part by the Medicaid program, while others apply to all health care services regardless of payor. In addition, many states have adopted statutes that mirror the False Claims Act and that prohibit the filing of a false or fraudulent claim with a state governmental agency. We intend to comply with all applicable state health care laws, rules and regulations. However, these laws, rules and regulations have typically been the subject of limited judicial and regulatory interpretation. As a result, we cannot assure you that our facilities will not be investigated or scrutinized by the governmental authorities empowered to do so or, if challenged, that their activities would be found to be lawful. A determination of non-compliance with the applicable state health care laws, rules, and regulations could subject our facilities to civil and criminal penalties and could have a material adverse effect on our operations.
     In addition to state health care fraud and abuse statutes, we are also subject to various state insurance statutes and regulations that prohibit us from submitting inaccurate, incorrect or misleading claims. Many state insurance laws and regulations are broadly worded and could be implicated, for example, if our facilities were to waive an out-of-network co-payment or other patient responsibility amounts without fully disclosing the waiver on the claim submitted to the payor. While some of our facilities waive the out-of-network portion of patient co-payment amounts when providing services to patients whose health insurance is covered by a payor with which the facilities are not contracted, our facilities fully disclose waivers in the claims submitted to the payors. We believe that our surgical facilities are in compliance with all applicable state insurance laws and regulations regarding the submission of claims. We cannot assure you, however, that none of our facilities’ insurance claims will ever be challenged. If we were found to be in violation of a state’s insurance laws or regulations, we could be forced to discontinue the violative practice, which could have an adverse effect on our financial position and results of operations, and we could be subject to fines and criminal penalties.
   Health Care Regulations Affecting Our New York Operations
     We own an interest in a limited liability company which provides administrative services to a surgery center located in New York. Laws in the State of New York require that corporations have natural persons as stockholders to be approved by the New York Department of Health as a licensed health care facility. Accordingly, we are not able to own interests in a limited partnership or limited liability company that owns an interest in a health care facility located in New York. Laws in the State of New York also prohibit the delegation of certain management functions by a licensed health care facility. The law does permit a licensed facility to lease premises and obtain various services from non-licensed entities. However, it is not clear what types of delegation constitute a violation. Although we believe that our operations and relationships in New York are in compliance with these laws, if New York regulatory authorities or a third party asserts a contrary position, we may be unable to continue or expand our operations in New York.
Available Information
     Our website is www.symbion.com. We make available free of charge on this website under “Investor Relations — SEC Filings” our periodic and other reports and amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after we electronically file or furnish such materials.
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
     We are dependent upon private and governmental third-party sources of payment for the services provided to patients in our surgical facilities and the physician networks we manage. The amount that our surgical facilities and physician networks receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. For the year ended December 31, 2006, payments from government payors represented about 19% of our patient service revenues from surgical facilities that we consolidate for financial reporting purposes.
     Medicare’s system of paying for covered procedures performed in a surgery center has been the subject of recent Congressional and administrative agency action. On August 8, 2006, CMS issued a proposed rule that would base the Medicare program’s ambulatory surgery center reimbursement methodology on Medicare’s hospital outpatient department payment system. Under the proposed rule, ambulatory surgery center payment rates would be set at 62% of the applicable hospital outpatient prospective payment system rate. Beginning in 2010, the ambulatory surgery center payment rate would be updated by the rate of increase in the

Consumer Price Index for urban consumers. Under the proposed rule, the list of approved ambulatory surgery center procedures would also be expanded to include all surgical procedures other than those that pose a significant safety risk or generally require an overnight stay. See “Business — Reimbursement.”
     While difficult to predict, the proposed changes to Medicare’s ambulatory surgery center payment system could potentially have a neutral to positive effect on our ambulatory surgery centers’ revenues. However, the ultimate impact of the proposed changes on our centers’ performance will depend on a number of different factors, including, but not limited to, (i) the final provisions of the proposed rule once formally adopted and (ii) each ambulatory surgery center’s case mix and ability to realize increased volume as the list of approved ambulatory surgery center procedures is expanded. We cannot provide any assurances that the proposed rule will be finalized in its current form or, if finalized in its current form, that the proposed rule would have the impact that we are anticipating. If the proposed rule, when adopted, results in a further decrease in ambulatory surgery center payment rates or limits the number of procedures that are added to the Medicare list of approved ambulatory surgery center procedures, our revenues could be materially adversely affected. The proposed changes do not apply to any of our facilities that are licensed as hospitals.
     In addition, legislation has and will likely continue to be introduced in Congress to further refine Medicare’s reimbursement policies. We cannot predict the potential scope and impact of any future legislative or regulatory changes.
If we are unable to negotiate contracts or maintain satisfactory relationships with private third-party payors, our revenues and operating income will decrease.
     Payments from private third-party payors represented about 76% of our patient service revenues in 2006. Most of these payments came from third-party payors with which our centers have contracts. Managed care companies such as health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”), which offer prepaid and discounted medical service packages, represent a growing segment of private third-party payors. If we fail to enter into favorable contracts and maintain satisfactory relationships with managed care organizations, our revenues may decrease. Cost containment measures, such as fixed fee schedules, capitation payment arrangements, reductions in reimbursement schedules by third-party payors and closed provider networks, could also cause a reduction of our revenues in the future.
     Some of our payments from third-party payors in the past year came from third-party payors with which our surgical facilities, including our surgical facilities in Texas and California, did not have a contract. In those cases, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had our center had a contract with the payor. We also submit a claim for the services to the payor along with full disclosure that our surgical facility has charged the patient an in-network patient responsibility amount. Historically, those third-party payors, including those in Texas and California, who do not have contracts with our surgical facilities have typically paid our claims at higher than comparable contracted rates. However, there is a growing trend for third-party payors to adopt out-of-network fee schedules, which are more comparable to our contracted rates, or to take other steps to discourage their enrollees from seeking treatment at out-of-network surgical facilities. In these cases, we seek to enter into contracts with the payors. Typically, we have seen a decrease in revenue per case and an increase in volume of cases in those instances where we switch from out-of-network to in-network billing. However, we can provide no assurance that we will see an increase in volume of cases where we switch from out-of-network to in-network billing.
     Payments from workers’ compensation payors represented approximately 12% of our patient service revenues in 2006. Traditionally, workers’ compensation payors have paid surgical facilities a percentage of the surgical facilities’ charges. Most of the states in which our surgical facilities operate, including South Carolina, have recently implemented workers’ compensation provider fee schedules, and other states have considered or have begun the process of developing a state workers’ compensation fee schedule for providers. In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services. If the trend of states adopting lower workers’ compensation fee schedules continues, it could have a material adverse effect on our surgical facilities’ financial condition and results of operations.

Our growth strategy depends in part on our ability to acquire and develop additional surgical facilities on favorable terms. If we are unable to do so, our future growth could be limited and our operating results could be adversely affected.
     Our strategy is to increase our revenues and earnings by continuing to focus on existing surgical facilities and continuing to acquire and develop additional surgical facilities. Since January 1999, we have acquired or developed 59 surgical facilities, including nine surgical facilities that we no longer own. We may be unable to identify suitable acquisition and development opportunities and to negotiate and complete acquisitions and new projects on favorable terms. In addition, our acquisition and development program requires substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities. As a result, we may take actions that could have a materially adverse effect on our financial condition and results of operations, including incurring substantial debt or issuing equity securities or convertible debt securities that would dilute our existing stockholders’ ownership percentage. Sufficient capital or financing may not be available to us on satisfactory terms, if at all.
We may encounter numerous business risks in acquiring and developing additional surgical facilities, and may have difficulty operating and integrating those surgical facilities.
     If we acquire or develop additional surgical facilities, we may be unable to successfully operate the surgical facilities, and we may experience difficulty in integrating their operations and personnel. For example, in some acquisitions, we have experienced delays in implementing standard operating procedures and systems and improving existing managed care agreements and the mix of specialties offered at the surgical facilities. Following the acquisition of a surgical facility, key physicians may cease to use the facility or we may be unable to retain key management personnel. In some acquisitions, we may have to renegotiate, or risk losing, one or more of the surgical facility’s managed care contracts if the contracts are between the third-party payor and the seller of the facility rather than the facility itself. In addition, if we acquire the assets of a surgical facility rather than ownership interests in the entity that owns the surgical facility, we may be unable to assume the surgical facility’s existing managed care contracts. We may also be unable to collect the accounts receivable of an acquired surgical facility. We may also experience negative effects on our reported results of operations because of acquisition-related charges and potential impairment of goodwill and other intangibles.
     In addition, we may acquire surgical facilities with unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations. Although we maintain professional and general liability insurance, we do not currently maintain insurance specifically covering any unknown or contingent liabilities that may have occurred prior to the acquisition of companies and surgical facilities. In some cases, our right to indemnification for these liabilities may be subject to negotiated limits.
     In developing new surgical facilities, we may be unable to attract physicians to use our facilities or contract with third-party payors. In addition, our newly developed surgical facilities typically incur net losses during the initial periods of operation and, unless and until their case loads grow, they generally experience lower total revenues and operating margins than established surgical facilities. Integrating a new surgical facility could be expensive and time consuming, and could disrupt our ongoing business and distract our management and other key personnel. If we are unable to timely and efficiently integrate an acquired or newly-developed facility, our business could suffer.
Efforts to regulate the construction, acquisition or expansion of health care facilities could prevent us from acquiring additional surgical facilities, renovating our existing facilities or expanding the breadth of services we offer.
     Some states require prior approval for the construction, acquisition or expansion of health care facilities or expansion of the services the facilities offer. In giving approval, these states consider the need for additional or expanded health care facilities or services. In many of the states in which we currently operate, certificates of need must be obtained for capital expenditures exceeding a prescribed amount, changes in capacity or services offered and various other matters. The remaining states in which we now or may in the future operate may adopt similar legislation. Our costs of obtaining a certificate of need could be significant, and we cannot assure you that we will be able to obtain the certificates of need or other required approvals for additional or expanded facilities or services in the future. In addition, at the time we acquire a facility, we may agree to replace or expand the acquired facility. If we are unable to obtain required approvals, we may not be able to acquire additional surgical facilities, expand health care services we provide at these facilities or replace or expand acquired facilities.
If we fail to maintain good relationships with the physicians who use our facilities, our revenues and profitability could be adversely affected.
     Our business depends upon the efforts and success of the physicians who provide medical services at our facilities and the strength of our relationships with these physicians. These physicians are not employees of our facilities and are not contractually required to use our facilities. We generally do not enter into contracts with physicians who use our facilities, other than partnership and operating agreements with physicians who own interests in our surgical facilities, provider agreements with anesthesiology groups that provide anesthesiology services in our surgical facilities, medical director agreements and pain clinic agreements. Physicians who use our facilities also use other facilities or hospitals and may choose to perform procedures in an office-based setting that might otherwise be performed at our surgical facilities. In recent years, pain management and gastrointestinal procedures have been performed increasingly in an office-based setting. Although physicians who own an interest in our facilities are subject to agreements restricting ownership of competing facilities, these agreements may not restrict procedures performed in a physician office. Also, these agreements restricting ownership of competing facilities are difficult to enforce, and we may be unsuccessful in preventing physicians who own an interest in our facilities from acquiring an interest in a competing facility.
     In addition, the physicians who use our facilities may choose not to accept patients who pay for services through certain third-party payors, which could reduce our revenues. In eight of the surgical facilities in which we own an interest, a single physician performed over 25% of the total number of cases performed at the facility during 2006. From time to time, we may have disputes with physicians who use our facilities and/or own interests in our facilities or our company. Our revenues and profitability could be significantly reduced if we lost our relationship with one or more key physicians or groups of physicians or if a key physician or group ceased or reduced his or its use of our facilities. In addition, any damage to the reputation of a key physician or group of physicians or the failure of these physicians to provide quality medical care or adhere to professional guidelines at our facilities could damage our reputation, subject us to liability and significantly reduce our revenues. We also manage two physician networks that accounted for about 2% of our revenues during the year ended December 31, 2006. We previously managed a physician network in Louisville, Kentucky that accounted for less than 1% of our revenues during the year ended December 31, 2006. The management arrangement with the Louisville, Kentucky physician network terminated effective December 31, 2006. The termination of any of our contracts to manage our physician networks would have an immaterial effect on our financial position and results of operations.
We have a limited history operating many of our facilities.
     Since January 1999, we have acquired 43 surgical facilities and developed 16 surgical facilities, including nine surgical facilities that we subsequently divested. Several of these facilities have been acquired or developed in the past few years, and we have limited experience in operating the facilities. As a result, we have a limited history of operations upon which you can evaluate us or our prospects. Forecasts of our future revenues, expenses and operating results may not be as accurate as they would be if we had a longer history of operations.
If we fail to comply with legislative and regulatory rules relating to privacy and security of patient health information and standards for electronic transactions, we may experience delays in payment of claims and increased costs and be subject to substantial fines.
     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates the adoption of security and integrity standards related to patient information. HIPAA also standardizes the method for identifying providers, employers, health plans and patients. Final rules implementing the security and integrity portions of HIPAA were adopted February 20, 2003, with a mandatory implementation date of April 20, 2005. We believe that we are in compliance with the HIPAA regulations. However, if we fail to comply with the requirements of HIPAA, we could be subject to civil penalties of up to $25,000 per calendar year for each provision contained in the privacy, security and transaction regulations that is violated and criminal penalties of up to $250,000 per violation for certain other violations.

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
     A provision of the Social Security Act, commonly referred to as the federal Anti-Kickback Statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid, or any other federally funded health care program. The Anti-Kickback Statute is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000 and civil penalties of up to $50,000 for each violation, plus three times the remuneration involved or the amount claimed and exclusion from participation in the Medicare and Medicaid programs. The exclusion, if applied to our facilities, could result in significant reductions in our revenues and could have a material adverse effect on our financial condition and results of operations. In addition, many of the states in which we operate have also adopted laws, similar to the Anti-Kickback Statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties as well as loss of licenses. No state or federal regulatory actions have been taken against our facilities under anti-kickback or self-referral statutes during the time we have owned or managed the facilities. Management is not aware of any such actions prior to our acquisition or management of these facilities.
     In July 1991, the Department of Health and Human Services issued final regulations defining various “safe harbors.” Business arrangements that meet the requirements of the safe harbors are deemed to be in compliance with the Anti-Kickback Statute. Business arrangements that do not meet the safe harbor requirements do not necessarily violate the Anti-Kickback Statute, but may be subject to scrutiny by the federal government to determine compliance. Two of the safe harbors issued in 1991 apply to business arrangements similar to those used in connection with our surgical facilities: the “investment interest” safe harbor and the “personal services and management contracts” safe harbor. However, the structure of the partnerships and limited liability companies operating our facilities, as well as our business arrangements involving physician networks, do not satisfy all of the requirements of either safe harbor.

     In November 1999, the Department of Health and Human Services issued final regulations creating additional safe harbor provisions, including a safe harbor that applies to physician ownership of, or investment interests in, ambulatory surgery centers. These regulations do not apply to our facilities licensed as hospitals. The ambulatory surgery center safe harbor protects four types of investment arrangements. Each category has its own requirements with regard to what type of physician may be an investor in the ambulatory surgery center. In addition to the physician investor, the categories permit an “unrelated” investor, who is a person or entity that is not in a position to provide items or services related to the ambulatory surgery center or its investors. Our business arrangements with our ambulatory surgery centers typically consist of one or more of our subsidiaries being an investor in each partnership or limited liability company that owns the ambulatory surgery center, in addition to providing management and other services to the ambulatory surgery center. As a result of these and other aspects of our business arrangements, including those relating to the composition of physician groups that own an interest in our facilities, these arrangements do not comply with all the requirements of the ambulatory surgery center safe harbor and, therefore, are not immune from government review or prosecution.
If a federal or state agency asserts a different position or enacts new laws or regulations regarding illegal remuneration under the Medicare, Medicaid or other governmental programs, we may be subject to civil and criminal penalties, experience a significant reduction in our revenues or be excluded from participation in the Medicare, Medicaid or other governmental programs.
     Any change in interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make changes in our facilities, equipment, personnel, services, pricing, capital expenditure programs and operating expenses, which could have a material adverse effect on our financial condition and results of operations
     Additionally, new federal or state laws may be enacted that would cause our relationships with physician investors to become illegal or result in the imposition of penalties against us or our facilities. If any of our business arrangements with physician investors were deemed to violate the Anti-Kickback Statute or similar laws, or if new federal or state laws were enacted rendering these arrangements illegal, our financial condition and results of operations would be materially adversely affected.
If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur a significant loss of reimbursement revenues.
     The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a Medicare or Medicaid reimbursed referral for a “designated health service” to an entity if the physician or a member of the physician’s immediate family has a “financial relationship” with the entity. For the purposes of the Stark Law, the term “designated health services” includes a number of services, including clinical laboratory services, radiology and certain other imaging services and inpatient and outpatient hospital services. Under the current Stark Law and related regulations, services provided at an ambulatory surgery center are not covered by the statute, even if those services include imaging, laboratory services or other Stark designated health services, provided that the ambulatory surgery center does not bill for these services separately. However, services provided at our facilities licensed as hospitals are covered by the Stark Law.
     The Stark Law and similar state statutes are subject to different interpretations with respect to many important provisions. Violations of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Exclusion of our ambulatory surgery centers from these programs through future judicial or agency interpretation of existing laws or additional legislative restrictions on physician ownership or investments in health care entities could result in a significant loss of reimbursement revenues.

Physician ownership of hospitals has been the subject of recent legislative debate, and future statutory and regulatory changes could limit or impair our ability to own and operate our hospitals.
     Four of our facilities, including one managed facility, are licensed as hospitals. The Stark Law currently includes an exception relating to physician ownership of a hospital, provided that the physician’s ownership interest is in the whole hospital and the physician is authorized to perform services at the hospital. Physician investment in our facilities licensed as hospitals meets this requirement.
     For the past several years, the Whole Hospital Exception has been the subject of regulatory action and legislative debate. In 2003, the MMA amended the Stark Law to provide that the Whole Hospital Exception did not apply to specialty hospitals for a period of 18 months beginning on November 18, 2003, and ending on June 8, 2005. Prior to the moratorium’s expiration, legislation was introduced in Congress which would have made the moratorium permanent. The legislation did not pass prior to the expiration of the original Stark Law moratorium. However, on June 9, 2005, CMS announced the imposition of a six-month moratorium on the Medicare program’s enrollment of specialty hospitals. As part of that moratorium, CMS directed its fiscal intermediaries to refuse to process Medicare enrollment applications for specialty hospitals. Even though the MMA never defined exactly what thresholds had to be met for a hospital to be considered to be “primarily or exclusively” engaged in specialty services, CMS determined that those hospital applicants that estimate they will provide at least 45% of their initial year’s inpatient services in cardiac, orthopedic or surgical DRG categories should be deemed to be specialty hospitals and, therefore, subject to the enrollment moratorium.
     On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. The Deficit Reduction Act (1) required the Secretary to develop a strategic plan to address physician-owned specialty hospital issues such as proportionality of investment return, methods for determining bona fide investments, disclosure of investment interests and the provision of Medicaid and charity care by specialty hospitals and (2) prohibited specialty hospitals from enrolling in the Medicare program until the Secretary’s plan was completed, which, under the Act, was required to be no later than six months (or eight months if the Secretary applied for an extension) after the date of the enactment of the Deficit Reduction Act. The Secretary released his plan on August 8, 2006. In his plan, the Secretary announced that CMS would address the issues surrounding physician-owned specialty hospitals by (1) continuing to reform payment rates for inpatient hospital services through DRG refinements, (2) continuing its efforts to more closely align hospital/physician incentives, (3) clarifying the Emergency Medical Treatment and Active Labor Act and patient care obligations of specialty hospitals, (4) requiring hospitals to disclose their ownership and investment information to CMS and their patients, and (5) increasing enforcement actions against persons and entities that are parties to arrangements involving disproportionate returns and non-bona fide investments. The Secretary also allowed Medicare’s specialty hospital enrollment moratorium to expire and did not recommend that the Whole Hospital Exception be repealed or amended. The Secretary did not, however, rule out such actions in the future. Because many of the Secretary’s recommendations are subject to future rulemaking proceedings, we cannot predict the effect that the recommendations will have on our hospital facilities. In addition, further legislation has been and will likely continue to be introduced to address issues relating to specialty hospitals. If legislation were to be enacted that prohibits all physician referrals to specialty hospitals in which the physicians own an interest, even if those facilities already exist, our financial condition and results of operations could be materially adversely affected.
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
     Under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that a health care company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from a whistleblower case. Although we believe that our operations comply with both federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit or may otherwise be challenged or scrutinized by governmental authorities. A determination that we have violated these laws could have a material adverse effect on our financial condition or results of operations.
     We are also subject to various state insurance statutes and regulations that prohibit us from submitting inaccurate, incorrect or misleading claims. We believe that our surgical facilities are in material compliance with all state insurance laws and regulations regarding the submission of claims. We cannot assure you, however, that none of our surgical facilities’ insurance claims will ever be challenged. If we were found to be in violation of a state’s insurance laws or regulations, we could be forced to discontinue the practice in violation, which could have an adverse effect on our business and operating results, and we could be subject to fines and criminal penalties.
If laws governing the corporate practice of medicine change, we may be required to restructure some of our relationships, which may result in a significant loss of revenues and divert other resources.
     The laws of various states in which we operate or may operate in the future do not permit business corporations to practice medicine, to exercise control over or employ physicians who practice medicine or to engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. We provide management services to two physician networks. We previously managed a physician network in Louisville, Kentucky and that arrangement terminated effective December 31, 2006. If our arrangements with these networks were deemed to violate state corporate practice of medicine, fee-splitting or similar laws, or if new laws are enacted rendering our arrangements illegal, we may be required to restructure these arrangements, which may result in a significant loss of revenues and divert other resources.
We are generally liable for debts and other obligations of the partnerships and limited liability companies that own and operate some of our surgical facilities.
     We own and operate our surgical facilities through 21 limited partnerships, 28 limited liability companies and one general partnership. Local physicians, physician groups and hospitals also own an interest in all but one of these partnerships and limited liability companies. In the partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership, even if we do not own all of the partnership interests. We also guarantee the debts and other obligations of many of the partnerships and limited liability companies in which we own an interest. In some instances, the partnerships or limited liability companies in which we are a minority interest holder seek financing from a third-party and the physicians and/or physician groups guarantee their pro-rata share of the indebtedness to secure the financing.

     Our senior credit facility allows us to borrow up to $195.0 million, including funds that we can lend to the partnerships and limited liability companies in which we own an interest. The physicians and physician groups that own an interest in these partnerships and limited liability companies generally do not guarantee a pro rata amount of this debt or the other obligations of these partnerships and limited liability companies.
If our operations in New York are found not to be in compliance with New York law, we may be unable to continue or expand our operations in New York.
     We own an interest in a limited liability company which provides administrative services to an ambulatory surgery center located in New York. Laws in the State of New York require that corporations have natural persons as stockholders to be approved by the New York Department of Health as a licensed health care facility. Accordingly, we are not able to own interests in a limited partnership or limited liability company that owns an interest in a health care facility located in New York. Laws in the State of New York also prohibit the delegation of certain management functions by a licensed health care facility. The law does permit a licensed facility to lease premises and obtain various services from non-licensed entities. However, it is not clear what types of delegation constitute a violation. Although we believe that our operations and relationships in New York are in compliance with these laws, if New York regulatory authorities or a third party asserts a contrary position, we may be unable to continue or expand our operations in New York.
If regulations change, we may be obligated to purchase some or all of the ownership interests of our physician partners or renegotiate some of our partnership and operating agreements with our physician partners and management agreements with surgical facilities.
     Upon the occurrence of various fundamental regulatory changes or changes in the interpretation of existing regulations, we may be obligated to purchase all of the ownership interests of the physician investors in most of the partnerships or limited liability companies that own and operate our surgical facilities. The purchase price that we would be required to pay for these ownership interests is typically based on either a multiple of the facility’s EBITDA, as defined in our partnership and operating agreements with these facilities, or the fair market value of the ownership interests as determined by a third-party appraisal. The physician investors in some of our surgical facilities can require us to purchase their interests in exchange for cash or shares of our common stock if these regulatory changes occur. In addition, some of our partnership agreements with our physician partners and management agreements with surgical facilities require us to attempt to renegotiate the agreements upon the occurrence of various fundamental regulatory changes or changes in the interpretation of existing regulations and provide for termination of the agreements if renegotiations are not successful.
     Regulatory changes that could create purchase or renegotiation obligations include changes that:
•	make illegal the referral of Medicare or other patients to our surgical facilities by physician investors;

•	create a substantial likelihood that cash distributions to physician investors from the partnerships or limited liability companies through which we operate our surgical facilities would be illegal; or

•	make illegal the ownership by the physician investors of interests in the partnerships or limited liability companies through which we own and operate our surgical facilities.
     We do not control whether or when any of these regulatory events might occur. In the event we are required to purchase all of the physicians’ ownership interests, our existing capital resources would not be sufficient for us to meet this obligation. These obligations and the possible termination of our partnership and management agreements would have a material adverse effect on our financial condition and results of operations.
If we become subject to malpractice and related legal claims, we could be required to pay significant damages, which may not be covered by insurance.
     In recent years, physicians, hospitals and other health care providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. We maintain liability insurance in amounts that we believe are appropriate for our operations. Currently, we maintain professional and general liability insurance that provides coverage on a claims made basis of $1.0 million per occurrence and $3.0 million in annual aggregate coverage per facility. We also maintain business interruption insurance and property damage insurance, as well as an additional umbrella liability insurance policy in the aggregate amount of $20.0 million. However, this insurance coverage may not cover all claims against us. Insurance coverage may not continue to be available at a cost allowing us to maintain adequate levels of insurance. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, our financial condition and results of operations could be adversely affected.
Significant indebtedness could limit our ability to operate our business and pursue business opportunities.
     As of March 5, 2007, we had outstanding debt under our senior credit facility of about $118.0 million that we incurred to finance our acquisitions and developments and for other general corporate purposes. Our senior credit facility allows us to borrow up to $195.0 million. Our significant indebtedness could have important consequences, including the following:
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
     The health care business is highly competitive. We compete with other health care providers, primarily hospitals and other surgical facilities, in recruiting physicians to utilize our facilities and in contracting with managed care payors in each of our markets. There are unaffiliated hospitals in each market in which we operate. These hospitals have established relationships with physicians and payors. In addition, other companies either are currently in the same or similar business of developing, acquiring and operating surgical facilities or may decide to enter our business. Many of these companies have greater resources than we do, including financial, marketing, staff and capital resources. We may also compete with some of these companies for entry into strategic relationships with health care systems and health care professionals. In addition, many physician groups develop surgical facilities without a corporate partner, utilizing consultants who perform services for a fee and do not take an equity interest in the ongoing operations of the facility. In recent years, more physicians are choosing to perform procedures, including pain management and gastrointestinal procedures, in an office-based setting rather than in a surgical facility. If we are unable to compete effectively with any of these entities or groups, we may be unable to implement our business strategies successfully and our financial position and results of operations could be adversely affected.

Many of our surgical facilities are located in Texas and Florida, which makes us particularly sensitive to regulatory, economic and other conditions in those states. In addition, three of our surgical facilities account for a significant portion of our patient service revenues.
     Our revenues are particularly sensitive to regulatory, economic and other conditions in the states of Texas and Florida. As of March 10, 2007, we operated six surgical facilities in Texas and eight surgical facilities in Florida. The surgical facilities in Texas represented about 15% of our patient service revenues during 2006, and the surgical facilities in Florida represented about 13% of our patient service revenues during 2006. In addition, Physicians Surgical Specialty Hospital in Houma, Louisiana, Timberlake Surgery Center in Chesterfield, Missouri and Wilmington SurgCare in Wilmington, North Carolina, generated about 7%, 6% and 5%, respectively, of our patient service revenues during 2006. If these facilities are adversely affected by regulatory, economic and other conditions, or if these facilities do not perform effectively, our financial condition and results of operations will be adversely affected. None of our remaining surgical facilities accounted for more than 5% of our revenues during 2006.
We depend on our senior management and we may be adversely affected if we lose any member of our senior management.
     We are highly dependent on our senior management, including Richard E. Francis, Jr., our chairman of the board and chief executive officer, and Clifford G. Adlerz, our president and chief operating officer. We have entered into employment agreements with Messrs. Francis and Adlerz. The initial term of each of these agreements is three years, which is automatically extended so that the term is three years until terminated. We may terminate each employment agreement for cause. In addition, either party may terminate the employment agreement at any time by giving prior written notice to the other party. We do not maintain “key man” life insurance policies on any of our officers. Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on our financial condition and results of operations.
We face risks related to compliance with corporate governance laws and financial reporting standards.
     The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission, Nasdaq and the Public Company Accounting Oversight Board, required changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. We became a public company in February 2004 and we were required to comply with the provisions of Section 404 commencing with our fiscal year ended December 31, 2005. We believe that we are in compliance with Section 404. Failure to be fully compliant with these rules and regulations could have a material adverse affect on our financial condition and results of operations.
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

Risks Related to Our Corporate Structure
We may have a special legal responsibility to the holders of ownership interests in the entities through which we own our surgical facilities, which may conflict with the interests of our stockholders and prevent us from acting solely in our own best interests or the interests of our stockholders.
     Our ownership interests in surgical facilities generally are held through limited partnerships or limited liability companies in which we maintain an ownership interest along with physicians or physician practice groups. As general partner or manager of these entities, we may have a special responsibility, known as a fiduciary duty, to manage these entities in the best interests of the other interest holders. We also have a duty to operate our business for the benefit of our stockholders. As a result, we may encounter conflicts between our responsibility to the other interest holders and our responsibility to our stockholders. For example, we have entered into management agreements to provide management services to our surgical facilities in exchange for a fee. Disputes may arise as to the nature of the services to be provided or the amount of the fee to be paid. In these cases, we are obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests or the interests of our stockholders. Disputes may also arise between us and our physician investors with respect to a particular business decision or regarding the interpretation of the provisions of the applicable limited partnership agreement or operating agreement. We seek to avoid these disputes but have not implemented any measures to resolve these conflicts if they arise. If we are unable to resolve a dispute on terms favorable or satisfactory to us, our financial condition and results of operations may be adversely affected.
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
     All of the surgical facilities in which we have ownership interests are held through partnerships or limited liability companies. We typically own, directly or indirectly, the general partnership or majority member interests in these entities. The partnership and operating agreements for these entities provide for distribution of available cash, in some cases on a quarterly basis. If we are unable to cause sufficient cash to be distributed from one or more of these entities, our relationships with the physicians who also own an interest in these entities may be damaged and we could be adversely affected. We may not be able to resolve favorably any dispute regarding cash distribution or other matters with a health care system with which we share control of the distributions made by these entities. Further, the failure to resolve a dispute with these health care systems could cause an entity in which we own an interest to be dissolved.

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
     As of December 31, 2006, our officers, directors and their affiliates together beneficially owned about 11% of our outstanding common stock. Accordingly, these stockholders are able to exert significant influence over:
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
     Before February 6, 2004, there was no public market for our common stock. The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, perhaps substantially, including:
•	our failure or delay in meeting our development and acquisition plans;

•	our revenues and operating results failing to meet our earnings guidance and the expectations of securities analysts or investors in any quarter;

•	changes in laws and regulations governing health care and the surgical facility industry;

•	proposed or enacted changes in reimbursement by governmental and other third-party payors;

•	changes in securities analysts’ financial estimates or recommendations;

•	investor perception of our industry or our prospects; and

•	general economic trends and market conditions, including factors unrelated to our operating performance.
In the past, other companies in the health care industry have experienced volatility in the market price of their stock and have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future which could divert our management’s attention and resources and could have a material adverse effect on our financial condition and results of operations.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our corporate headquarters are located in Nashville, Tennessee in approximately 44,000 square feet of leased office space, under a ten-year lease that commenced on November 1, 2002.
     Typically, our surgical facilities are located on real estate leased by the partnership or limited liability company that operates the facility. These leases generally have initial terms of ten years, but range from two to 15 years. Most of the leases contain options to extend the lease period for up to ten additional years. The surgical facilities are generally responsible for property taxes, property and casualty insurance and routine maintenance expenses. Three of our surgical facilities are located on real estate owned by the limited partnership or limited liability company that owns the surgical facility. We generally guarantee the lease obligations of the partnerships and limited liability companies that own our surgical facilities.
     Additional information about our surgical facilities and our other properties can be found in Item 1 of this report under the caption, “Business — Operations.”
Item 3. Legal Proceedings
     We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages, that may not be covered by insurance.

Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of the stockholders during the fourth quarter ended December 31, 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Market for Common Stock. Our common stock trades on the Nasdaq Global Market under the symbol “SMBI.” The following table sets forth for the periods indicated the high and low bid prices per share of our common stock as reported on the Nasdaq Global Market.

	High	Low
2006
First Quarter	$25.10	$22.52
Second Quarter	23.89	19.44
Third Quarter	23.73	18.03
Fourth Quarter	18.92	16.28

	High	Low
2005
First Quarter	$22.95	$18.39
Second Quarter	23.97	21.04
Third Quarter	27.72	22.20
Fourth Quarter	26.79	21.95
     On February 28, 2007, the reported closing price for our common stock on the Nasdaq Global Market was $20.88 per share. At February 28, 2007, there were approximately 153 stockholders of record.
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

Issuer Purchases of Equity Securities
     The following table provides information relating to our repurchase of common stock during the fourth quarter of 2006:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
October 1, 2006 through October 31, 2006	—	$—	N/A	N/A
November 1, 2006 through November 30, 2006	—	$—	N/A	N/A
December 1 2006 through December 31, 2006	57,539	$17.07	N/A	N/A
Total	57,539	$17.07	N/A	N/A
     On December 15, 2006 and in connection with his resignation as an officer and director of Symbion, William V.B. Webb exercised options to purchase 157,539 shares of our common stock pursuant to the terms of the various option grants made to Mr. Webb during his service as an officer and director. Also, on December 15, 2006, we agreed to purchase 57,539 shares of common stock received upon exercise of options from Mr. Webb for a price of $17.07 per share, the closing price of our common stock as reported on the Nasdaq Global Market on December 14, 2006. The Compensation Committee of the Board of Directors approved the purchase of the shares from Mr. Webb in connection with his resignation and exercise of options, and the Audit and Compliance Committee ratified the transaction.

Item 6. Selected Financial Data
     The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for each of the three years in the period ended December 31, 2006, and the selected consolidated balance sheet data set forth below at December 31, 2006 and 2005, are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated statement of operations data set forth below for the years ended December 31, 2003 and 2002, and the selected consolidated balance sheet data set forth below at December 31, 2004, 2003 and 2002, are derived from our audited consolidated financial statements that are not included in this report.
     The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share amounts)
Consolidated Statement Of Operations Data:
Revenues	$301,534	$260,949	$212,955	$172,954	$140,669
Cost of revenues	196,803	162,597	138,749	114,353	91,136
General and administrative expense	24,407	21,993	18,449	15,874	14,328
Depreciation and amortization	13,420	12,975	10,767	9,145	7,707
Provision for doubtful accounts	4,514	4,143	3,829	2,558	4,597
Income on equity investments	(2,423)	(1,273)	(1,272)	(402)	(541)
Impairment and loss on disposal of long-lived assets.	1,163	1,541	271	437	492
Gain on sale of long-lived assets	(1,808)	(1,785)	(250)	(571)	(457)
Proceeds from insurance settlement, net	(410)	—	—	—	—
Proceeds from litigation settlement, net	(588)	—	—	—	—

Total operating expenses	235,078	200,191	170,543	141,394	117,262

Operating income	66,456	60,758	42,412	31,560	23,407
Minority interests in income of consolidated subsidiaries	(27,894)	(25,700)	(15,629)	(10,514)	(7,061)
Interest expense, net	(7,093)	(4,894)	(4,847)	(5,782)	(4,628)

Income before income taxes and discontinued operations	31,469	30,164	21,936	15,264	11,718
Provision (benefit) for income taxes	12,115	11,281	8,445	(2,205)	(93)

Income from continuing operations	19,354	18,883	13,491	17,469	11,811
Gain (loss) from discontinued operations, net of taxes	(561)	172	61	55	491

Net income	$18,793	$19,055	$13,552	$17,524	$12,302

Net income per share — continuing operations:
Basic	$0.90	$0.89	$0.68	$1.66	$1.14
Diluted	$0.89	$0.86	$0.66	$1.38	$0.97
Net income per share:
Basic	$0.87	$0.90	$0.69	$1.66	$1.19
Diluted	$0.86	$0.86	$0.67	$1.38	$1.01
Shares used to compute net income per share:
Basic	21,546,036	21,285,211	19,736,722	10,536,745	10,349,568
Diluted	21,733,103	22,028,591	20,347,385	12,658,620	12,144,140
Cash Flow Data — continuing operations:
Net cash provided by operating activities	$31,043	$41,438	$27,731	$20,247	$20,912
Net cash used in investing activities	(65,411)	(68,732)	(104,726)	(66,974)	(21,592)
Net cash provided by financing activities	32,370	32,095	82,689	43,177	5,235
Other Data:
EBITDA (1)	$51,982	$48,033	$37,550	$30,191	$24,053
EBITDA as a % of revenues	17.2%	18.4%	17.6%	17.5%	17.1%
Number of surgical facilities operated as of the end of period(2)	59	59	54	44	34

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$56,643	$48,784	$41,455	$25,979	$24,839
Total assets	503,806	436,378	365,761	252,784	188,888
Total long-term debt, less current maturities	136,553	101,969	69,747	101,037	57,738
Total stockholders’ equity	285,279	260,058	237,998	104,015	86,677

(1)	When we use the term “EBITDA,” we are referring to net income plus (a) gain (loss) on discontinued operations, (b) income tax expense (provision), (c) interest expense, net and (d) depreciation and amortization. Minority interest expense represents the interests of third parties, such as physicians, hospitals and other health care providers, that own interests in surgical facilities that we consolidate for financial reporting purposes. We consolidate for financial reporting purposes the financial results of 44 of the 50 surgical facilities in which we owned an interest as of December 31, 2006. Our operating strategy involves sharing ownership of our surgical facilities with physicians, physician groups and hospitals. These third parties own an interest in all but one of the facilities in which we own an interest. We believe that it is preferable to present EBITDA because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.

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

The following table reconciles EBITDA to net cash provided by operating activities — continuing operations:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
	(unaudited)
EBITDA	$51,982	$48,033	$37,550	$30,191	$24,053
Depreciation and amortization	(13,420)	(12,975)	(10,767)	(9,145)	(7,707)
Interest expense, net	(7,093)	(4,894)	(4,847)	(5,782)	(4,628)
Income taxes	(12,115)	(11,281)	(8,445)	2,205	93
Gain (loss) on discontinued operations, net of taxes	(561)	172	61	55	491

Net income	18,793	19,055	13,552	17,524	12,302

Depreciation and amortization	13,420	12,975	10,767	9,145	7,707
Non-cash compensation expense	3,865	—	—	—	—
Non-cash gains and losses	(645)	(244)	21	(134)	35
Minority interests in income of consolidated subsidiaries	27,894	25,700	15,629	10,514	7,061
Provision (benefit) for income taxes	12,115	11,281	8,445	(2,205)	(93)
Distributions to minority partners	(25,447)	(23,049)	(14,420)	(10,690)	(6,177)
Income on equity investments	(2,423)	(1,273)	(1,272)	(402)	(541)
Provision for bad debts	4,514	4,143	3,829	2,558	4,597
Excess tax benefit from share-based compensation	(201)	—	—	—	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(4,102)	(4,958)	(5,223)	(3,757)	(6,177)
Other assets and liabilities	(16,740)	(2,192)	(3,597)	(2,306)	2,198

Net cash provided by operating activities — continuing operations	$31,043	$41,438	$27,731	$20,247	$20,912

(2)	Includes surgical facilities that we manage but in which we do not have an ownership interest.

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
Executive Overview
     Our Company
     We own and operate a network of surgical facilities in 23 states. As of March 10, 2007, we owned and operated 50 surgical facilities including 47 ambulatory surgery centers and three hospitals. We also managed nine additional surgical facilities including eight ambulatory surgery centers and one hospital. We own a fifty percent or more interest in 37 of the 50 surgical facilities in which we own an interest, and consolidate 44 of these facilities for financial reporting purposes. Our surgical facilities include four facilities that are licensed as hospitals, three of which we own and one of which we manage. In addition to our surgical facilities, we also operate one diagnostic center and manage two physician networks, including one physician network in a market in which we operate a surgical facility.
     Much of our growth during 2006 occurred through acquisitions and same store growth. Since December 31, 2005, we have acquired three surgical facilities and opened one additional surgical facility that we developed. Of the newly-acquired and developed surgical facilities, we consolidate for financial reporting purposes and have a majority interest in three of the four facilities. We used a mixture of cash from operations and proceeds from our senior credit facility to acquire these interests. We also began the initial development of seven additional surgical facilities in 2006. We believe that our continued growth and success depends not only on acquiring and developing surgical facilities, but also on the improved performance of facilities that we already own and operate. Our same store facility revenues increased during 2006 as a result of increases in the number of cases and a shift to higher acuity cases.
     We anticipate acquiring three to four facilities and developing four to six facilities during 2007, including the three that we announced in January 2007. We anticipate acquiring three to four facilities and developing three to four facilities annually during the two to four years subsequent to 2007. A typical ambulatory surgery center costs us between $3.0 million and $7.0 million to develop and equip, excluding costs of real estate. This cost varies depending on the range of specialties that will be provided at the facility and the number of operating and treatment rooms. Development of a hospital with the same operating capacity as a typical ambulatory surgery center would require additional capital to build and equip additional features, such as inpatient hospital rooms, and to provide other ancillary services, if required. We typically fund about 70% of the development costs of a new surgical facility with borrowings under our senior credit facility, and the remainder with equity contributed by us and the other owners of the center. The remaining owners are typically local physicians, physician groups or hospitals. We expect that our acquisition and development program will require substantial capital resources, which we estimate to range from $35.0 million to $75.0 million per year over the next three years. In addition, the operations of our existing facilities will require ongoing capital expenditures. We expect that our capital needs will be financed through a combination of cash flow from operations, bank debt and the issuance of debt and/or equity securities.

     Revenues
     Approximately 95% of our revenues are patient service revenues. We also generate physician service revenues and other service revenues. Patient service revenues are revenues from surgical or diagnostic procedures performed in each of the facilities that we consolidate for financial reporting purposes. The fee charged for a procedure varies depending on the procedure, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications. Also, in a very limited number of facilities, we charge for anesthesia services. The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor. Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid. Changes in estimated contractual adjustments and discounts are recorded in the period of change.
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
     Other service revenues consists of management and administrative service fees derived from the non-consolidated facilities that we account for under the equity method, management of surgical facilities in which we do not own an interest and management services we provide to physician networks for which we are not required to provide capital or additional assets. The fees we derive from these management arrangements are based on a pre-determined percentage of the revenues of each surgical facility and physician network. We recognize other service revenues in the period in which services are rendered.
     The following table summarizes our revenues by service type as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Patient service revenues	95%	95%	94%
Physician service revenues	1	2	2
Other service revenues	4	3	4

Total	100%	100%	100%

     Operating Trends
     Some of our payments from third-party payors in the past year came from third-party payors with which our surgical facilities, including our surgical facilities in Texas and California, did not have a contract. In those cases, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had our surgical facility had a contract with the payor. We also submit a claim for the services to the payor along with full disclosure that our surgical facility has charged the patient an in-network patient responsibility amount. Historically, those third-party payors who do not have contracts with our surgical facilities have typically paid our claims at higher than comparable contracted rates. However, there is a growing trend for third-party payors, including those in Texas and California, to adopt out-of-network fee schedules which are more comparable to our contracted rates or to take other steps to discourage their enrollees from seeking treatment at out-of-network surgical facilities. In these cases, we seek to enter into contracts with the payors. Typically, we have seen a decrease in revenue per case and an increase in volume of cases in those instances where we transitioned from out-of-network to in-network billing. Our decrease in revenue per case for the fourth quarter 2006 compared to the fourth quarter 2005 was primarily caused by this transition from out-of-network to in-network in Texas and California. In 2006, approximately 16% of our total revenues were out-of-network.

     In addition, several states, including South Carolina and Florida, have recently implemented workers’ compensation provider fee schedules, and other states have considered or have begun the process of developing a state workers’ compensation fee schedule for providers. In some cases, the fee schedule rates contain lower rates than our surgical facilities have historically been paid for the same services. Our initial interpretation of the Florida workers’ compensation fee schedule adopted in 2006 is that it would have an immaterial impact on our results of operations. Payments from workers’ compensation payors represented approximately 12% and 13% of our patient service revenues in 2006 and 2005, respectively.
     Our operating margins decreased during 2006 compared to 2005 as a result of our stock option expense recorded in 2006, increased supply costs, net nonrecurring gains and losses and certain depreciation adjustments recorded during 2006. Also, the movement to in-network billing from out-of-network discussed above caused a decrease in our margins in 2006 compared to 2005. Sequentially, our operating margins remained constant at 20% for the third and fourth quarter of 2006.
     We intend to increase revenues by increasing the number of cases performed at each surgical facility. We also intend to increase revenues by acquiring additional surgical facilities and developing new surgical facilities. As a result of the increased revenues, we expect our EBITDA margin to increase due to operating efficiencies and economies of scale as a result of leveraged general and administrative expenses. Our success in the future will be determined by the continued success of our current surgical facilities as well as our ability to acquire and successfully integrate new facilities.
Acquisitions, Developments and Divestitures
     Acquisitions and Developments
     During 2006, we acquired three surgical facilities and opened one additional surgical facility that we developed. We have a majority interest in and consolidate for financial reporting purposes three of the surgical facilities .. We entered into management agreements with each of these centers. Our investment related to these centers was about $46.6 million. We paid for these investments using cash from operations and funds available under our senior credit facility. We also began the initial development of seven additional surgical facilities. We anticipate that six of the seven surgical facilities currently under development at the end of 2006 will open during 2007, with the remaining surgical facility under development opening in 2008.
     During 2005, we acquired six surgical facilities and opened one additional surgical facility that we developed. We have a majority interest in and consolidate for financial reporting purposes four of the surgical facilities. We entered into management agreements with each of these centers. Our investment related to these centers was about $50.4 million. We paid for these investments using cash from operations and funds available under our senior credit facility.
     During 2004, we acquired six surgical facilities and two other surgical facilities that we intended to develop through syndication, renovation and expansion. We have a majority interest in five of the six surgical facilities and consolidate for financial reporting purposes all of these surgical facilities. We entered into management agreements with each of these centers. We also opened one imaging center and entered into a management agreement for one additional surgical facility. One of our newly-developed surgical facilities was developed through a partnership with one of our existing physician networks. Our investment related to these centers was about $66.3 million. We paid for these investments using cash from operations and funds available under our senior credit facility.
     Divestitures
     During 2006, we evaluated certain surgical facilities in Texas and Georgia and consequently committed to a plan to divest our interest in two surgical facilities that we consolidate for financial reporting purposes. During 2006, we entered into separate agreements to sell our interest in these surgical facilities for a net loss on disposal of approximately $177,000. During July 2006 and January 2007, we received the cash related to the sale of the facilities in Texas and Georgia, respectively. The results of operations and the loss on the disposal of the interests in the surgical facilities are presented net of income taxes as discontinued operations in accordance with

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The previously issued financial statements have been reclassified to conform to this presentation for all periods presented. These required reclassifications did not impact total assets, liabilities, stockholders’ equity, net income or cash flows. Revenues, the gain or loss on operations before income taxes, the gain or loss on operations, net of taxes, the loss on the sale from discontinued operations, net of taxes and the total loss from discontinued operations, net of taxes for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004
Revenues	$2,981	$4,795	$3,370

Gain (loss) on operations before income taxes	$(733)	$281	$98

Gain (loss) on operations, net of taxes	$(452)	$172	$61
Loss on sale, net of taxes	(109)	—	—

Gain (loss) from discontinued operations, net of taxes	$(561)	$172	$61

     Also during 2006, we divested two surgical facilities that we recorded as equity investments.
     During 2005, we sold our 51% ownership interest in the Erie Imaging Center, located in Erie, Pennsylvania, to Touchstone Medical Imaging, LLC (“Touchstone”) for $100,000 in cash and a $1.0 million promissory note payable to us by Touchstone on August 31, 2005. We received payment in full for the promissory note during the third quarter of 2005. We recorded a loss of approximately $725,000 related to the sale. Before the sale, Touchstone was the minority partner and manager of the Erie Imaging Center. Also during 2005, we closed a surgical facility located in Edmond, Oklahoma and sold the surgical facility’s land and building. Patient service revenues for the Edmond facility were less than 1% of our consolidated patient service revenues for each of the twelve months ended December 31, 2005 and 2004. In connection with the closure of the surgical facility, including the sale of the real estate, we recorded a net pre-tax loss of approximately $600,000 during 2005.
     During 2004, after purchasing the outstanding ownership interests from our prior physician and hospital partners, we restructured our Physicians SurgiCenter of Houston partnership in Houston, Texas, creating a joint venture with the American Institute of Gastric Banding, Ltd. a privately-held single procedure focused surgical company based in Dallas, Texas (“AIGB”). In connection with the restructuring, we retained a 10% ownership in the surgical facility and we no longer managed or consolidated the surgical facility for financial reporting purposes. During 2005, we sold our remaining 10% ownership in the surgical facility to AIGB for an immaterial gain.
Critical Accounting Policies
     Our significant accounting policies and practices are described in Note 2 of our consolidated financial statements included elsewhere in this report. In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, our management must make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates. Our actual results could differ from those estimates. We believe that the following critical accounting policies are important to the portrayal of our financial condition and results of operations, and require our management’s subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used. This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment regarding accounting policy.
     Consolidation and Control
     Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, as well as our interests in facilities that we control through our ownership of a majority voting interest or other rights granted to us by contract as the sole general partner or manager to manage and control the business. The rights of the limited partners or minority members in these surgical facilities are generally limited to those that protect their ownership interests, including the right to approve of the issuance of new ownership interests, and those that protect their financial interests, including the right to approve the acquisition or divestiture of significant assets or the incurrence of debt that physician limited partners or members are required to guarantee on a pro rata basis based upon their respective ownership interests or that exceeds 20% of the fair market value of the surgical facility’s assets. All significant intercompany balances and transactions, including management fees from consolidated surgical facilities, are eliminated in consolidation.
     We also hold non-controlling interests in some surgical facilities over which we exercise significant influence. Significant influence includes financial interests ranging from 10% to 42% and duties, rights and responsibilities for the day-to-day management of the surgical facility. These non-controlling interests are accounted for under the equity method.
     We also consolidate, for financial reporting purposes, an ambulatory surgery center in which we do not own an interest. Under Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), the ambulatory surgery center is considered a VIE and we are the primary beneficiary. Therefore, under FIN 46 we are required to consolidate this ambulatory surgery center for financial reporting purposes. The consolidation of this ambulatory surgery center does not have a material impact on our results of operations.
     Revenue Recognition
     Our revenues are comprised of patient service revenues, physician service revenues and other service revenues. Our patient service revenues relate to fees charged for surgical or diagnostic procedures performed at facilities that we consolidate for financial reporting purposes. These fees are billed either to the patient or a third-party payor. Our fees vary depending on the procedure, but usually include all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications. Also, in a very limited number of our facilities, we charge for anesthesia services. Our fees do not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by the physicians to the patient or third-party payor. We recognize patient service revenues on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid. Changes in estimated contractual adjustments and discounts are recorded in the period of change.
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
     Our other service revenues consists of management and administrative service fees derived from non-consolidated facilities that we account for under the equity method, management of surgical facilities in which we do not own an interest and management services we provide to physician networks for which we are not required to provide capital or additional assets. The fees we derive from these management arrangements are based on a pre-determined percentage of the revenues of each surgical facility and physician network. We recognize other service revenues in the period in which services are rendered.
     Stock Option Compensation
     Effective, January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and expected forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility based on the historic and implied volatility of the publicly traded shares of a number of our competitors. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different.
     Allowance for Contractual Adjustments and Doubtful Accounts
     Our patient service revenues are recorded net of estimated contractual allowances from third-party payors, which we estimate based on the historical trend of our surgical facilities’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. We use established fee schedules, historical payment rates, relationships with payors and procedure statistics to record receivables from third-party payors. While changes in estimated reimbursement from third-party payors remain a possibility, we expect that any such changes would be minimal and, therefore, not have a material effect on our financial condition or results of operations.
     We estimate our allowances for bad debts using similar information and analysis. While we believe that our allowances for contractual adjustments and bad debts are adequate, if the actual write-offs are significantly different from our estimates, it could have a material adverse effect on our financial condition and results of operations. Because we have the ability to verify a patient’s insurance coverage before services are rendered and because we have entered into contracts with third-party payors, which account for a majority of our total revenue, the out-of-period contractual adjustments are minimal. Our net accounts receivable reflected allowances for doubtful accounts of $28.1 million and $19.6 million at December 31, 2006 and 2005, respectively.
     The following table summarizes our day’s sales outstanding as of the dates indicated:

	As of December 31,
	2006	2005	2004
Day’s sales outstanding	44	43	41
     Our target for day’s sales outstanding related to patient service revenues ranges from 40 days to 50 days. Our day’s sales outstanding for the dates presented in the table above are within the target range.
     Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. Each surgical facility is responsible for analyzing accounts receivable to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required.
     At a consolidated level, we review the standard aging schedule, by facility, to determine the appropriate provision for doubtful accounts by monitoring changes in our consolidated accounts receivable by aged schedule, day’s sales outstanding and bad debt expense as a percentage of revenue. At a consolidated level, we do not review a consolidated aging by payor. Regional and local employees review each surgical facility’s aged accounts receivable by payor schedule. These employees have a closer relationship with the payors and have a more thorough understanding of the collection process for that particular surgical facility. Furthermore, this review is supported by an analysis of the actual net revenues, contractual adjustments and cash collections received. If our internal collection efforts are unsuccessful, we manually review patient accounts with balances of $25 or more. We then classify the accounts based on any external collection efforts we deem appropriate. An account is written-off only after we have pursued collection with legal or collection agency assistance or otherwise deemed an account to be uncollectible. Typically, accounts will be outstanding a minimum of 120 days before being written-off.

     Our accounts receivable aging, net of contractual adjustments but before our allowance for doubtful accounts, for consolidated surgical facilities as of December 31 was (dollars in thousands):

	2006		2005
		% of		% of
	Amount	Total	Amount	Total
Current	$20,245	30%	$17,178	32%
31 to 60 days	11,424	17	9,596	18
61 to 90 days	6,280	9	5,062	9
91 to 120 days.	4,137	6	3,180	6
121 to 150 days	3,441	5	2,318	4
Over 150 days	22,984	33	16,360	31

Total	$68,511	100%	$53,694	100%

     We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor. However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal. Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered. It is our policy to collect co-payments and deductibles prior to providing services. It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure. Because our services are primarily non-emergency, our surgical facilities have the ability to control these procedures. Our patient service revenues from self-pay as a percentage of total revenues for 2006, 2005 and 2004 were approximately 4%, 4% and 3%, respectively.
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
     Long-Lived Assets, Goodwill and Intangible Assets
     When events, circumstances or operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, we assess whether the carrying value of the assets will be recovered through undiscounted future cash flows expected to be generated from the use of the assets and their eventual disposition. If the assessment indicates that the recorded cost will not be recoverable, that cost will be reduced to estimated fair value. Estimated fair value will be determined based on a discounted future cash flow analysis. During 2006, 2005 and 2004, we recorded an impairment charge of approximately $218,000, $69,000 and $271,000, respectively, primarily related to the write down of obsolete medical equipment and fixed assets.
     Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill and indefinite lived intangible assets are tested for impairment at least annually using a fair value method. Impairment is measured at the reporting unit level using a discounted cash flows model to determine the fair value of the reporting units. We will perform a goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist, or at least annually during the fourth quarter each year. During the fourth quarter of 2006, we completed our annual impairment test and there was no indication of impairment.

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
Results of Operations
     The following table summarizes certain statements of operations items for each of the three years ended December 31, 2006, 2005 and 2004. The table also shows the percentage relationship to total revenues for the periods indicated:

	Year Ended December 31,
	2006		2005		2004
		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues
			(dollars in thousands)
Revenues	$301,534	100.0%	$260,949	100.0%	$212,955	100.0%
Cost of revenues	196,803	65.3	162,597	62.3	138,749	65.2
General and administrative expense.	24,407	8.1	21,993	8.4	18,449	8.7
Depreciation and amortization	13,420	4.5	12,975	5.0	10,767	5.1
Provision for doubtful accounts	4,514	1.5	4,143	1.6	3,829	1.8
Income on equity investments	(2,423)	(0.8)	(1,273)	(0.5)	(1,272)	(0.6)
Impairment and loss on disposal of long-lived assets	1,163	0.4	1,541	0.7	271	0.1
Gain on sale of long-lived assets	(1,808)	(0.7)	(1,785)	(0.8)	(250)	(0.2)
Proceeds from insurance settlement.	(410)	(0.1)	—	—	—	—
Proceeds from litigation settlement	(588)	(0.2)	—	—	—	—

Total operating expenses	235,078	78.0%	200,191	76.7%	170,543	80.1%
Operating income	66,456	22.0	60,758	23.3	42,412	19.9
Minority interests in income of consolidated subsidiaries	(27,894)	(9.3)	(25,700)	(9.8)	(15,629)	(7.3)
Interest expense, net	(7,093)	(2.3)	(4,894)	(1.9)	(4,847)	(2.3)

Income before income taxes and discontinued operations	31,469	10.4	30,164	11.6	21,936	10.3
Provision for income taxes	12,115	4.0	11,281	4.4	8,445	4.0

Income from continuing operations	19,354	6.4	18,883	7.2	13,491	6.3
Gain (loss) on discontinued operations	(561)	(0.2)	172	0.1	61	0.1

Net income	$18,793	6.2%	$19,055	7.3%	$13,552	6.4%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Overview. In 2006, our revenues increased 15.6% to $301.5 million from $260.9 million for 2005. Net income decreased 1.6% to $18.8 million for 2006 from $19.1 million for 2005. Net income for 2006 includes the impact of $2.3 million of non-cash stock option compensation expense. Our financial results for 2006 reflect the addition of three consolidated surgical facilities and one surgical facility that was developed but which we do not consolidate for financial reporting purposes. The surgical facility that we do not consolidate for financial reporting purposes is accounted for as an equity investment. We also began the development of seven surgical facilities during 2006. Our results were also impacted by the organic growth at existing centers. Patient service revenues at same store surgical facilities increased 3.5% for 2006 compared to 2005. For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those centers that we consolidate for financial reporting purposes for both the twelve months ended December 31, 2006 and 2005.
     Revenues. Revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005 were as follows (dollars in thousands):

			Dollar	Percent
	2006	2005	Variance	Variance
Patient service revenues:
Same store revenues	$240,269	$232,211	$8,058	3.5%
Revenues from other centers	45,802	16,174	29,628	—

Total patient service revenues	286,071	248,385	37,686	15.2
Physician service revenues	4,525	4,325	200	4.6
Other service revenues	10,938	8,239	2,699	32.8

Total revenues	$301,534	$260,949	$40,585	15.6%

     The increase in same store revenues was primarily the result of a 3.0% increase in the number of cases during 2006 and a 1.0% increase in net revenue per case during 2006. The remaining increase in patient service revenues is related to surgical facilities acquired or developed since January 1, 2005.
     Cost of Revenues. Cost of revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005 were as follows (dollars in thousands):

			Dollar	Percent
	2006	2005	Variance	Variance
Same store cost of revenues	$159,231	$147,109	$12,122	8.2%
Cost of revenues from other centers	37,572	15,488	22,084	—

Total cost of revenues	$196,803	$162,597	$34,206	21.0%

The increase in same store cost of revenues was primarily the result of the increase in the number of cases performed during 2006 compared to 2005 and an increase in medical supplies. Medical supplies increased approximately $6.2 million primarily due to an increase in lense and implant procedures performed during 2006 compared to 2005. These cases are typically more complex and therefore have higher medical supply costs. Same store cost of revenues increased $332,000 due to non-cash stock option compensation expense during 2006. We adopted SFAS No. 123(R) on January 1, 2006. Therefore, no expense was recorded during 2005 related to our non-cash stock option compensation. Cost of revenues from other centers, which primarily includes surgical facilities acquired or developed since January 1, 2005, increased by $22.1 million. Cost of revenues from other centers includes an increase in salaries and wages as a result of our continued integration of the surgical facilities located in California that we acquired in the third quarter of 2005. As a percentage of revenues, total cost of revenues increased to 65.3% for 2006 from 62.3% for 2005.
     General and Administrative Expenses. General and administrative expenses increased 10.9% to $24.4 million for 2006 from $22.0 million for 2005. The increase in general and administrative expense was primarily related to $3.5 million of non-cash stock option compensation expense recognized as a result of our adoption of SFAS No. 123(R). The increase in general and administrative expense was also related to the overall growth in the number of surgical facilities. This increase was partially offset by an adjustment of our annual accrued incentive compensation expense during the third and fourth quarters of 2006. The incentive compensation expense is based on certain operating and financial metric expectations. As a percentage of revenues, general and administrative expense decreased to 8.1% for 2006 from 8.4% for 2005. This decrease was primarily the result of improved economies of scale. Excluding the impact of the non-cash stock option compensation expense for 2006, general and administrative expense, as a percentage of revenues, would have decreased to 6.9%. We believe that presenting general and administrative expense, as a percentage of revenues, excluding the impact of the non-cash stock option compensation expense is useful to investors because we did not adopt SFAS No. 123(R) until January 1, 2006 and, therefore, no expense was recorded during 2005 related to non-cash stock option compensation expense making comparability from period to period difficult.
     Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2006 compared to the year ended December 31, 2005 were as follows (dollars in thousands):

			Dollar	Percent
	2006	2005	Variance	Variance
Same store depreciation and amortization	$11,166	$10,769	$397	3.7%
Depreciation and amortization from other centers	2,254	2,206	48	—

Total depreciation and amortization	$13,420	$12,975	$445	3.4%

     Depreciation and amortization from other centers included a reduction of $415,000 related to a change in depreciation estimates at certain surgical facilities we acquired during 2005. As a percentage of revenues, depreciation and amortization expense decreased to 4.5% for 2006 from 5.0% for 2005. Excluding the change in our depreciation estimate for 2006, depreciation and amortization, as a percentage of revenues, would have decreased to 4.6%. We believe that presenting depreciation and amortization, as a percentage of revenues, excluding the change in our depreciation estimate, is useful to investors because the change in estimate relates to all periods after August 1, 2005, including periods prior to January 1, 2006, and is a one-time change that makes comparability of results from period to period difficult.
     Provision for Doubtful Accounts. Provision for doubtful accounts increased 9.8% to $4.5 million for 2006 from $4.1 million for 2005. This increase is primarily attributed to the surgical facilities acquired or developed since January 1, 2005. As a percentage of revenues, the provision for doubtful accounts decreased to 1.5% for 2006 from 1.6% for 2005.
     Income on Equity Investments. Income on equity investments represents the net income of certain investments we have in surgical facilities. These surgical facilities are not consolidated for financial reporting purposes. Income on equity investments increased to $2.4 million for 2006 from $1.3 million for 2005. Our equity investments are comprised of surgical facilities that were operational during both years, newly opened surgical facilities and surgical facilities that we have initiated development, but which have not yet commenced operations. The increase in income on equity investments for 2006 compared to 2005 is primarily attributable to an increase of $1.1 million in income related to our newly opened surgical facilities accounted for as equity investments.
     Impairment and Loss on Disposal of Long-Lived Assets. Impairment and loss on disposal of long-lived assets for 2006 primarily represents our divestiture of surgical facilities that we had recorded as equity investments. Loss on disposal of long-lived assets for 2005 primarily represents the loss related to our closing of a surgical facility located in Edmond, Oklahoma and the loss on the disposal of our ownership interest in an imaging center located in Erie, Pennsylvania.
     Gain on Sale of Long-Lived Assets. Gain on sale of long-lived assets for 2006 and 2005 primarily represents the gain we recognized on the sale of a portion of our ownership interests in certain surgical facilities to physician investors.
     Proceeds from Insurance Settlement. During 2006, we received insurance proceeds of $410,000 related to the hurricanes that temporarily closed our affected surgical facilities and interrupted the surgical facilities’ business during the third and fourth quarter of 2005. We recorded these proceeds net of related costs.

     Proceeds from Litigation Settlement. During 2006, we were awarded a litigation settlement of $588,000 related to the construction of one of our ambulatory surgery centers. We recorded this settlement net of related costs.
     Operating Income. Operating income increased 9.4% to $66.5 million for 2006 from $60.8 million for 2005. This increase was primarily from surgical facilities acquired or developed since January 1, 2005, operating income from same store facilities, the change in depreciation estimates, the proceeds from insurance and litigation settlements and the gain on sale of long-lived assets. The increase was partially offset by increased medical supplies expense, an increase in non-cash stock option compensation expense recognized as a result of our adoption of SFAS No. 123(R) on January 1, 2006 and the loss on disposal of long-lived assets. Operating income was impacted by lower margins relating to higher acuity cases and the transition from out-of-network to in-network billing in Texas and California. As a percentage of revenues, operating income decreased to 22.0% for 2006 from 23.3% for 2005.
     Minority Interests in Income of Consolidated Subsidiaries. Minority interests in income of consolidated subsidiaries represents the portion of a center’s net income that is attributable to the center’s minority owners. Consequently, as the net income of a center increases or the minority owners’ interest increases, the corresponding minority interest expense will increase. Minority interests in income of consolidated subsidiaries increased 8.6% to $27.9 million for 2006 from $25.7 million for 2005. Minority interests increased approximately $610,000 related to net proceeds received from the insurance settlement and the litigation settlement discussed above. As a percentage of revenues, minority interests in income from consolidated subsidiaries decreased to 9.3% for 2006 from 9.8% for 2005.
     Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $7.1 million for 2006 from $4.9 million for 2005. Interest expense increased for 2006 because of higher average borrowing levels, primarily from our senior credit facility, and an increase in interest rates. We used borrowings under our senior credit facility to finance our acquisitions of surgical facilities.
     Provision for Income Taxes. The provision for income taxes increased 7.1% to $12.1 million for 2006 compared to $11.3 million for 2005. This increase in the provision for income taxes was due to the increase in income before income taxes. The effective tax rate for 2006 was 38.5% as compared to an effective tax rate of 37.4% for 2005. Our effective tax rate in 2005 was affected by changes in certain valuation allowances and a change in our deferred tax assets and liabilities.
     Income From Continuing Operations. Income from continuing operations increased 2.6% to $19.4 million for 2006 from $18.9 million for 2005. Income from continuing operations increased primarily as a result of surgical facilities acquired or developed since January 1, 2005 and increased income from equity investments. Income from continuing operations also increased because of (i) the decrease in general and administrative expense when management decreased the accrued incentive compensation expense; (ii) the insurance settlement and the litigation settlement discussed above; (iii) the change in depreciation estimate and the gain on sale of long-lived assets; and (iv) organic growth at existing centers. The increase was partially offset by (i) non-cash stock option compensation expense for 2006 of approximately $2.3 million net of minority interest and taxes, recognized as a result of our adoption of SFAS No. 123(R) on January 1, 2006; (ii) higher supply costs; (iii) the loss on our divestiture of two surgical facilities that we had recorded as equity investments and the loss on disposal of long-lived assets; (iv) higher acuity cases; and (v) the transition from out-of-network to in-network billing in Texas and California.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Overview. In 2005, our revenues increased 22.5% to $260.9 million from $213.0 million for 2004. Net income increased 40.4% to $19.1 million for 2005 from $13.6 million for 2004. Our financial results for 2005 were driven by the addition of six newly-acquired surgical facilities and one newly-developed surgical facility. We also began development of three additional surgical facilities during 2005. Our results were also impacted by the organic growth at existing centers. Patient service revenues at same store surgical facilities increased 5.8% for 2005 compared to 2004. For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those centers that we consolidate for financial reporting purposes for both the twelve months ended December 31, 2005 and 2004.

     Revenues. Revenues for the year ended December 31, 2005 compared to the year ended December 31, 2004 were as follows (dollars in thousands):

			Dollar	Percent
	2005	2004	Variance	Variance
Patient service revenues:
Same store revenues	$197,919	$187,112	$10,807	5.8%
Revenues from other centers	50,466	12,195	38,271	—

Total patient service revenues	248,385	199,307	49,078	24.9
Physician service revenues	4,325	4,040	285	7.1
Other service revenues	8,239	9,608	(1,369)	(14.2)

Total revenues	$260,949	$212,955	$47,994	22.5%

     The increase in same store revenues was primarily the result of an increase in the number of cases during 2005 and an increase in net revenue per case. The remaining increase in patient service revenues is related to surgical facilities acquired or developed since January 1, 2004.
     Cost of Revenues. Cost of revenues for the year ended December 31, 2005 compared to the year ended December 31, 2004 were as follows (dollars in thousands):

			Dollar	Percent
	2005	2004	Variance	Variance
Same store cost of revenues	$126,362	$121,243	$5,119	4.2%
Cost of revenues from other centers	36,235	17,506	18,729	—

Total cost of revenues	$162,597	$138,749	$23,848	17.2%

     The increase in same store cost of revenues was primarily the result of the increase in the number of cases performed during 2005 compared to 2004. This increase was partially offset by lower general and professional liability expense during 2005 compared to 2004. The general and professional liability expense includes reserves for an estimate of losses limited to deductibles and self-insured retention related to claims incurred and reported in the policy period and an estimate for unlimited losses related to claims incurred but not yet reported during the policy period. We based our accrual for general and professional liability expense on management’s analysis of independent actuarial studies that were performed during 2005 and 2004. The decrease in our general and professional liability expense was due to a favorable claims history and improved industry data used in the 2005 study. The remaining $18.7 million increase in cost of revenues was the result of surgical facilities acquired or developed since January 1, 2004. As a percentage of revenues, total cost of revenues decreased to 62.3% for 2005 from 65.2% for 2004.
     General and Administrative Expenses. General and administrative expenses increased 19.6% to $22.0 million for 2005 from $18.4 million for 2004. The increase in general and administrative expense was primarily related to the overall growth in the number of surgical facilities and costs associated with our compliance with the Sarbanes-Oxley Act of 2002. As a percentage of revenues, general and administrative expense decreased to 8.4% for 2005 from 8.7% for 2004. This decrease was primarily the result of improved economies of scale.
     Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2005 compared to the year ended December 31, 2004 were as follows (dollars in thousands):

			Dollar	Percent
	2005	2004	Variance	Variance
Same store depreciation and amortization	$10,817	$9,878	$939	9.5%
Depreciation and amortization other centers	2,158	889	1,269	—

Total depreciation and amortization	$12,975	$10,767	$2,208	20.5%

     As a percentage of revenues, depreciation and amortization expense decreased to 5.0% for 2005 from 5.1% for 2004.

     Provision for Doubtful Accounts. Provision for doubtful accounts increased 7.9% to $4.1 million for 2005 from $3.8 million for 2004. This increase is primarily attributed to the surgical facilities acquired or developed since January 1, 2004. As a percentage of revenues, the provision for doubtful accounts decreased to 1.6% for 2005 from 1.8% for 2004.
     Income on Equity Investments. Income on equity investments represents the net income of certain investments we have in surgical facilities. These surgical facilities are not consolidated for financial reporting purposes. Income on equity investments remained constant at $1.3 million for the year of 2005 compared to 2004.
     Impairment and Loss on Disposal of Long-Lived Assets. Impairment and loss on disposal of long-lived assets for 2005 primarily represents the loss related to our closing of a surgical facility located in Edmond, Oklahoma and the loss on the disposal of our ownership interest in an imaging center located in Erie, Pennsylvania.
     Gain on Sale of Long-Lived Assets. Gain on sale of long-lived assets for 2005 and 2004 primarily represents the gain we recognized on the sale of a portion of our ownership interests in certain surgical facilities to physician investors.
     Operating Income. Operating income increased 43.4% to $60.8 million for 2005 from $42.4 million for 2004. The increase in operating income is primarily attributable to improved profitability at our same store facilities and surgical facilities acquired or developed since January 1, 2004. Same store operating income increased for 2005 as a result of an increase in cases. As a percentage of revenues, operating income increased to 23.3% for 2005 from 19.9% for 2004.
     Minority Interests in Income of Consolidated Subsidiaries. Minority interests in income of consolidated subsidiaries for same store facilities increased as a result of improved profitability at the same store facilities. Minority interest expense represents the portion of the surgical facility’s net income that is attributable to the surgical facility’s minority owners. Consequently, as the net income of the surgical facilities increase, the corresponding minority interest expense will increase. As a percentage of revenues, minority interests in income from consolidated subsidiaries increased to 9.8% for 2005 from 7.3% for 2004.
     Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased $100,000 to $4.9 million for 2005 from $4.8 million for 2004. Our interest expense was affected by our increased borrowing levels during 2005 as compared to 2004. However, our overall interest expense remained constant due to our lower interest rates during 2005 as compared to 2004.
     Provision for Income Taxes. The provision for income taxes increased $2.9 million to $11.3 million for 2005 compared to $8.4 million for 2004. This increase in the provision for income taxes was due to the increase in income before income taxes. The effective tax rate for 2005 was 37.4% as compared to an effective rate of 38.5% for 2004. Our effective tax rate changed because of a change in our deferred tax assets and liabilities. Also, our effective tax rate changed due to favorable rate changes in certain states in which we operate.
     Income from Continuing Operations. Income from continuing operations increased $5.4 million to $18.9 million for 2005 from $13.5 million for 2004. This increase was primarily the result of the increase in income resulting from surgical facilities acquired or developed since January 1, 2004 and an increase in cases performed in 2005 compared to 2004 at same store facilities. As a percentage of revenues, income from continuing operations increased to 7.3% in 2005 from 6.4% for 2004.

Quarterly Results of Operations
     The following tables present a summary of our unaudited quarterly consolidated results of operations for each of the four quarters in 2006 and 2005. The unaudited financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited consolidated financial statements and related notes. Our quarterly operating results have varied in the past, may continue to do so and are not necessarily indicative of results for any future period.

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands)
	(unaudited)
Consolidated Statement of Operations Data:
Revenues	$71,884	$77,289	$73,476	$78,885
Operating expenses:
Salaries and benefits	19,118	20,209	19,809	20,503
Supplies	13,758	15,147	14,671	15,738
Professional and medical fees	3,310	4,274	4,448	4,848
Rent and lease expense	4,598	4,769	4,801	4,987
Other operating expenses	4,737	5,441	5,457	6,180

Cost of revenues	45,521	49,840	49,186	52,256
General and administrative expenses	6,538	6,506	5,017	6,346
Depreciation and amortization	3,580	2,826	3,541	3,473
Provision for doubtful accounts	659	779	1,444	1,632
Income on equity investments	(245)	(727)	(511)	(940)
Impairment and loss on disposal of long-lived assets	39	529	136	459
Gain on sale of long-lived assets	—	(1,652)	(81)	(75)
Proceeds from insurance settlement	(410)	—	—	—
Proceeds from litigation settlement	(588)	—	—	—

Total operating expenses	55,094	58,101	58,732	63,151
Operating income	16,790	19,188	14,744	15,734
Minority interests in income of consolidated subsidiaries	(7,663)	(7,594)	(6,124)	(6,513)
Interest expense, net	(1,498)	(1,824)	(1,791)	(1,980)

Income before income taxes	7,629	9,770	6,829	7,241
Provision for income taxes	2,937	3,761	2,630	2,787

Income from continuing operations	4,692	6,009	4,199	4,454
Gain (loss) on discontinued operations	(115)	(107)	(384)	45

Net income	$4,577	$5,902	$3,815	$4,499

Other Data:
Number of surgical facilities operated as of the end of period(1)	61	62	61	59

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands)
	(unaudited)
Consolidated Statement of Operations Data:
Revenues	$61,028	$63,130	$65,319	$71,472
Operating expenses:
Salaries and benefits	15,664	15,426	17,347	17,777
Supplies	11,224	11,550	11,782	13,220
Professional and medical fees	3,180	3,369	3,414	3,496
Rent and lease expense	3,717	3,959	4,375	4,697
Other operating expenses	4,458	4,869	4,319	4,754

Cost of revenues	38,243	39,173	41,237	43,944
General and administrative expenses	5,402	5,904	5,071	5,616
Depreciation and amortization	3,079	3,036	3,281	3,579
Provision for doubtful accounts	685	1,107	1,350	1,001
Income on equity investments	(284)	(325)	(233)	(431)
Impairment and loss on disposal of long-lived assets	109	745	666	21
Gain on sale of long-lived assets	(241)	(782)	(762)	—

Total operating expenses	46,993	48,858	50,610	53,730
Operating income	14,035	14,272	14,709	17,742
Minority interests in income of consolidated subsidiaries	(5,955)	(5,726)	(6,464)	(7,555)
Interest expense, net	(1,037)	(883)	(1,445)	(1,529)

Income before income taxes	7,043	7,663	6,800	8,658
Provision for income taxes	2,712	2,948	2,619	3,002

Income from continuing operations	4,331	4,715	4,181	5,656
Gain (loss) on discontinued operations	55	165	1	(49)

Net income	$4,386	$4,880	$4,182	$5,607

Other Data:
Number of surgical facilities operated as of the end of period(1)	56	56	59	59

(1)	Includes surgical facilities that we manage but in which we do not have an ownership interest.
Liquidity and Capital Resources
Balance Sheet Information
     Comparability of our audited consolidated balance sheets is affected by our acquisitions and divestitures. The assets and liabilities, as well as the borrowings under our senior credit facility for the acquisitions, are recorded at the date of acquisition. Acquisitions affecting the comparability of our audited consolidated balances sheets are explained as follows:
     During 2006, we acquired three surgical facilities and opened one additional surgical facility that we developed. We have a majority interest in and consolidate for financial reporting purposes three of the surgical facilities. We entered into management agreements with each of these centers. Our investment related to these centers was about $46.6 million. We paid for these investments using cash from operations and funds available under our senior credit facility. In addition, we began the initial development of seven additional surgical facilities.
     During 2005, we acquired six surgical facilities and developed one additional surgical facility. We have a majority interest in and consolidate for financial reporting purposes four of the surgical facilities. We entered into management agreements with each of these centers. Our investment related to these centers was about $50.4 million. We paid for these investments using cash from operations and funds available under our senior secured credit facility.

     We have used capital during the past three years primarily to acquire and develop surgical facilities. Our cash is used primarily to acquire facilities, develop facilities and pay operating expenses. We anticipate acquiring about three to four facilities and developing four to six facilities during 2007. We expect that our acquisition and development program will require substantial capital resources, which we estimate to range from $35.0 million to $75.0 million per year over the next three years. In addition, the operations of our existing facilities will require ongoing capital expenditures. A typical ambulatory surgery center costs us between $3.0 million and $7.0 million to develop and equip, excluding costs of real estate. This cost varies depending on the range of specialties that will be provided at the facility and the number of operating and treatment rooms. Development of a hospital with the same operating capacity as a typical ambulatory surgery center would require additional capital to build and equip additional features, such as inpatient hospital rooms, and to provide other ancillary services, if required. We typically fund about 70% of the development costs of a new surgical facility with borrowings under our senior credit facility and cash from operations, and the remainder with equity contributed by us and the other owners of the center. We expect that our capital needs will be financed through a combination of cash flow from operations, bank debt and the issuance of debt and equity securities.
Cash Flow Statement Information
     During 2006, we generated operating cash flow from continuing operations of $31.0 million. The $31.0 million includes distributions to minority interest holders of $25.4 million and income tax payments of $9.6 million. Net cash used in investing activities from continuing operations during 2006 was $65.4 million, including $47.1 million of payments related to acquisitions and $15.6 million related to purchases of property and equipment. The $15.6 million of property and equipment purchases includes construction projects at several of our surgical facilities, costs associated with moving one of our centers to a replacement facility and costs associated with converting another facility from a single-specialty center to a multi-specialty center. Our net cash provided by financing activities from continuing operations during 2006 was $32.4 million, primarily related to $85.6 million of proceeds from borrowings under our senior credit facility. The proceeds from our long-term borrowing were partially offset by $54.7 million of principal payments on long-term debt.
     During 2005, we generated operating cash flow from continuing operations of $41.4 million. The $41.4 million includes distributions to minority interest holders of $23.0 million. Net cash used in investing activities from continuing operations during 2005 was $68.7 million. The $68.7 million consisted of payments for facilities acquired and developed and the acquisition of additional ownership interests in existing centers. Our net cash provided by financing activities from continuing operations during 2005 was $32.1 million, primarily related to $61.9 million of proceeds from borrowings under our senior credit facility. The proceeds from our long-term borrowing were partially offset by $34.4 million of principal payments on long-term debt.
     During 2004, we generated operating cash flow from continuing operations of $27.7 million. The $27.7 million included distributions to minority interest holders of $14.4 million. Net cash used in investing activities from continuing operations during 2004 was $104.7 million. The $104.7 million consisted of payments for facilities acquired and developed and the acquisition of additional ownership interests in existing centers. The $104.7 million includes $31.8 million related to our Series A convertible preferred stock and Series B convertible preferred stock which converted into common stock and the right to receive cash upon the completion of our initial public offering. Our net cash provided by financing activities from continuing operations during 2004 was $82.7 million, primarily related to $115.5 million of net proceeds from our initial public offering and $83.0 million of proceeds from borrowings under our senior credit facility. The proceeds from our initial public offering and long-term borrowing were partially offset by $118.8 million of principal payments on long-term debt.
Long-Term Debt
     In April 2006, we amended our senior credit facility to increase our borrowing capacity from $150.0 million to $195.0 million. We are the borrower under the senior credit facility, and all of our active wholly-owned subsidiaries are guarantors. Under the terms of the senior credit facility, entities that become wholly-owned subsidiaries must also guarantee the debt.
     The senior credit facility provides senior secured financing of up to $195.0 million through a revolving credit line. Up to $2.0 million of the senior credit facility is available for the issuance of standby letters of credit, and up to $5.0 million of the senior credit facility is available for swing line loans. The swing line loans are made available by

Bank of America as the swing line lender on a same-day basis in minimum principal amounts of $100,000 and integral multiples of $100,000 in excess thereof. We are required to repay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At December 31, 2006 and December 31, 2005, we had $129.0 million and $96.0 million, respectively, of outstanding debt under the senior credit facility. At our option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable base rate or Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our consolidated funded indebtedness to consolidated EBITDA. At December 31, 2006, the interest rate on the borrowings under the senior credit facility, which consists of LIBOR plus the applicable Eurodollar rate margin, ranged from 6.60% to 6.62%.
     As of December 31, 2006, we had two separate notes payable outstanding to Synergy Bank in an aggregate amount of about $4.1 million. The notes payable to Synergy Bank are collateralized by the real estate owned by the surgical facilities to which the loans were made. The notes mature in 2008 and 2010 and bear interest at a rate of 6.7% per year. The notes contain various covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.
     We believe that existing funds, cash flows from operations and borrowings under our senior credit facility will provide sufficient liquidity for the next 12 to 18 months. We will need to incur additional debt or issue additional equity or debt securities in the future to fund acquisitions and development projects beyond such 12 to 18 month period. We cannot assure you that capital will be available on acceptable terms, if at all. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program. Our ability to meet our funding needs could be adversely affected if we suffer adverse results from our operations, or if we violate the covenants and restrictions to which we are subject under our senior credit facility and senior subordinated notes.
Contractual Obligations and Commercial Commitments
     The following table summarizes our contractual obligations by period as of December 31, 2006 on a historical basis:

	Payments due by period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
	(in thousands)
Long-term debt	$135,548	$1,292	$2,269	$131,987	$—
Capital lease obligations	3,153	856	1,473	824	—
Operating lease obligations	143,959	16,761	32,610	28,903	65,685
Other long-term obligations	—	—	—	—	—

Total	$282,660	$18,909	$36,352	$161,714	$65,685

     The following table summarizes our other commercial commitments related to unconsolidated entities by period as of December 31, 2006 on a historical basis:

	Amount of Commitment Expiration Per Period
	Total
Other Commercial Commitments	Amounts	Less than			After 5
Related to Unconsolidated Entities	Committed	1 year	1-3 years	4-5 years	years
	(in thousands)
Operating lease guarantees	$767	$271	$496	$—	$—

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
     The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48. The cumulative effect of initial adoption of applying the provisions of FIN No. 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are in the process of examining the potential impact of adopting FIN No. 48. At this time, we cannot estimate what, if any, impact adopting FIN No. 48 will have on our results of operations or financial position.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At December 31, 2006, $129.0 million of our total long-term debt was subject to variable rates of interest, while the remaining $9.7 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of $1.3 million. The fair value of our long-term debt, based on a discounted cash flow analysis, approximates its carrying value as of December 31, 2006.
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
Management has assessed the effectiveness of our internal control over financial reporting using the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2006.
During 2006, we acquired an ownership interest in entities that own and operate the following surgical facilities: Animas Surgical Hospital, LLC, The Center for Special Surgery, LLC, and Cypress Surgery Center, LLC which are included in our 2006 consolidated financial statements and constituted $11.2 million of total assets, excluding goodwill, and $1.7 million in net assets, respectively, as of December 31, 2006 and $14.9 million and $1.7 million of revenues and net income, respectively, for the year then ended. We have excluded these acquisitions from management’s assessment of internal control over financial reporting.
Management’s assessment of the effectiveness of internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s attestation report is included below.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Symbion, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Symbion, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Animas Surgical Hospital, LLC, The Center for Special Surgery, LLC, and Cypress Surgery Center, LLC (the “2006 acquired centers”), which are included in the 2006 consolidated financial statements of the Company and constituted $11.2 million of total assets, excluding goodwill, and $1.7 million in net assets, respectively, as of December 31, 2006 and $14.9 million and $1.7 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2006 acquired centers.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symbion, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 13, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
March 13, 2007
Nashville, Tennessee
(c) Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
     Information about our directors, executive officers and corporate governance is incorporated by reference to the information contained under the captions “Election of Directors,” “Corporate Governance” and “Executive Officers” included in our proxy statement relating to our annual meeting of stockholders to be held on May 8, 2007.
Code of Business Conduct and Ethics
     We have adopted a Code of Business Conduct and Ethics. This code of ethics is posted on our website located at www.symbion.com under the heading “Investor Relations — Corporate Governance — Code of Business Conduct and Ethics.”
Compliance with Section 16(a) of the Exchange Act
     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our annual meeting of stockholders to be held on May 8, 2007.
Item 11. Executive Compensation
     This information is incorporated by reference to the information contained under the caption “Executive Compensation” included in our proxy statement relating to our annual meeting of stockholders to be held on May 8, 2007. The Compensation Committee Report on Executive Compensation also included in the proxy statement is expressly not incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information about the security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” included in our proxy statement relating to our annual meeting of stockholders to be held on May 8, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     This information is incorporated by reference to the information contained under the caption “Executive Compensation — Independence of Directors” and “Executive Compensation — Certain Relationships and Related Transactions” included in our proxy statement relating to our annual meeting of stockholders to be held on May 8, 2007.
Item 14. Principal Accountant Fees and Services
     This information is incorporated by reference to the information contained under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” included in our proxy statement relating to our annual meeting of stockholders to be held on May 8, 2007.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of this report:
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
     (3) Exhibits

No.		Description
2.1	—	Purchase Agreement, dated as of November 11, 2004, by and among the members of Surgery Center Partners, L.L.C., Symbion Ambulatory Resource Centres, Inc. and SMBIMS Kirkwood, Inc. (a)

2.2	—	Purchase Agreement, dated as of July 27, 2005, by and among Members of Specialty Surgical Center, LLC, Specialty Surgical Center of Encino, LLC, Specialty Surgical Center of Irvine, LLC, Specialty Surgical Center of Arcadia, LLC, Symbion Ambulatory Resource Centres, Inc. and Affiliates of Symbion Ambulatory Resource Centres, Inc. (b)

3.1	—	Certificate of Incorporation (c)

3.2	—	Certificate of Amendment to Certificate of Incorporation (d)

3.3	—	Certificate of Retirement of Stock (e)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (c)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (d)

3.6	—	Bylaws (c)

4.1	—	Form of Common Stock Certificate (c)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (f)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (f)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (f)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (f)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (g)

No.		Description
10.1	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and Richard E. Francis, Jr. (f) (s)

10.2	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and Clifford G. Adlerz (f) (s)

10.3	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and William V. B. Webb (f) (s)

10.4	—	Securities Purchase Agreement, dated as of July 18, 2003, among Symbion, Inc. and DLJ Investment Partners II, L.P. and its affiliates (c)

10.5	—	Form of 14 3/4% Senior Subordinated Note due 2008 (c)

10.6	—	Amended and Restated Credit Agreement, dated as of March 21, 2005, among Symbion, Inc., the subsidiaries of Symbion identified therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Credit Suisse First Boston, as Syndication Agent, KeyBank National Association, as Documentation Agent and the other lenders party thereto (h)

10.7	—	First Amendment to Amended and Restated Credit Agreement, dated April 4, 2006, among Symbion, Inc., various lenders party thereto and Bank of America, N.A., as Administrative Agent (n)

10.8	—	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (f)

10.9	—	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (e)

10.10	—	Amended and Restated Ambulatory Resource Centres, Inc. 1997 Stock Option Plan (f) (s)

10.11	—	Ambulatory Resource Centres, Inc. Nonqualified Initial Option Plan (f) (n)

10.12	—	Symbion Long Term Incentive Plan (o) (s)

10.13	—	Form of Incentive Stock Option Agreement under the Long Term Incentive Plan (i) (s)

10.14	—	Form of Nonqualified Stock Option Agreement under the Long Term Incentive Plan (Form 1) (p) (s)

10.15	—	Form of Nonqualified Stock Option Agreement under the Long Term Incentive Plan (Form 2) (p) (s)

10.16	—	Form of Restricted Stock Agreement under the Long Term Incentive Plan (j) (s)

10.17	—	Symbion Non-Employee Directors Stock Option Plan (f) (s)

10.18	—	Form of Nonqualified Stock Option Agreement under the Non-Employee Directors Stock Option Plan (q) (s)

10.19	—	Symbion Employee Stock Purchase Plan (f) (s)

10.20	—	Form of Stock Option Agreement under the Employee Stock Purchase Plan (p) (s)

10.21	—	First Amendment to Symbion Employee Stock Purchase Plan (f) (s)

10.22	—	Second Amendment to Symbion Employee Stock Purchase Plan (k) (s)

No.		Description
10.23	—	Third Amendment to Symbion Employee Stock Purchase Plan (r) (s)

10.24	—	Executive Change in Control Severance Plan, dated December 11, 1997 (f) (s)

10.25	—	Supplemental Executive Retirement Plan (l) (s)

10.26	—	Form of Deferred Stock Purchase Program Agreement (l) (s)

10.27	—	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc. (b)

10.28	—	Summary of Director Compensation (s)

10.29	—	2006 Executive Officer Compensation (r) (s)

10.30	—	2007 Executive Officer Compensation (m) (s)

21	—	Subsidiaries of Registrant

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50574).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed August 2, 2005 (File No. 000-50574).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(f)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(g)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (Registration No. 000-50574).

(h)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed March 25, 2005 (File No. 000-50574).

(i)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed December 14, 2004 (File No. 000-50574).

(j)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed January 11, 2005 (File No. 000-50574).

(k)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-50574).

(l)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50574).

(m)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed February 26, 2007 (File No. 000-50574).

(n)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 5, 2006 (File No. 000-50574).

(o)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed April 4, 2006 (File No. 000-50574).

(p)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-50574).

(q)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-50574).

(r)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-50574).

(s)	Compensation plan or arrangement.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Symbion, Inc.
We have audited the accompanying consolidated balance sheets of Symbion, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symbion, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based Payment, effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Symbion, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
March 13, 2007
Nashville, Tennessee

SYMBION, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$27,163	$28,319
Accounts receivable, less allowance for doubtful accounts of $28,133 and $19,615, respectively	37,111	31,995
Inventories	8,453	7,440
Prepaid expenses and other current assets	14,178	7,914
Current assets of discontinued operations	—	827

Total current assets	86,905	76,495
Land	3,597	1,625
Buildings and improvements	52,212	45,153
Furniture and equipment	82,700	66,993
Computers and software	8,023	7,472

	146,532	121,243
Less accumulated depreciation	(64,167)	(49,627)

Property and equipment, net	82,365	71,616
Goodwill	314,980	268,312
Other intangible assets, net	—	650
Investments in and advances to affiliates	16,463	13,753
Other assets	3,093	3,740
Long-term assets of discontinued operations	—	1,812

Total assets	$503,806	$436,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,983	$6,527
Accrued payroll and benefits	8,112	8,591
Other accrued expenses	14,019	10,652
Current maturities of long-term debt	2,148	1,347
Current liabilities of discontinued operations	—	594

Total current liabilities	30,262	27,711
Long-term debt, less current maturities	136,553	101,969
Other liabilities	18,944	17,102
Minority interests	32,768	29,538
Stockholders’ equity:
Common stock, 225,000,000 shares, $0.01 par value, authorized at December 31, 2006 and at December 31, 2005; 21,643,291 shares issued and outstanding at December 31, 2006, 21,444,463 shares issued and outstanding at December 31, 2005	216	214
Additional paid-in-capital	212,452	206,418
Stockholder notes receivable	—	(228)
Accumulated other comprehensive income	485	321
Retained earnings	72,126	53,333

Total stockholders’ equity	285,279	260,058

Total liabilities and stockholders’ equity	$503,806	$436,378

See accompanying notes.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues	$301,534	$260,949	$212,955
Operating expenses:
Salaries and benefits	79,639	66,214	55,422
Supplies	59,314	47,776	41,913
Professional and medical fees	16,880	13,459	11,116
Rent and lease expense	19,155	16,748	13,338
Other operating expenses	21,815	18,400	16,960

Cost of revenues	196,803	162,597	138,749
General and administrative expense	24,407	21,993	18,449
Depreciation and amortization	13,420	12,975	10,767
Provision for doubtful accounts	4,514	4,143	3,829
Income on equity investments	(2,423)	(1,273)	(1,272)
Impairment and loss on disposal of long-lived assets.	1,163	1,541	271
Gain on sale of long-lived assets	(1,808)	(1,785)	(250)
Proceeds from insurance settlement, net	(410)	—	—
Proceeds from litigation settlement, net	(588)	—	—

Total operating expenses	235,078	200,191	170,543

Operating income	66,456	60,758	42,412
Minority interests in income of consolidated subsidiaries	(27,894)	(25,700)	(15,629)
Interest expense, net	(7,093)	(4,894)	(4,847)

Income before income taxes and discontinued operations	31,469	30,164	21,936
Provision for income taxes	12,115	11,281	8,445

Income from continuing operations	19,354	18,883	13,491
Gain (loss) from discontinued operations, net of taxes	(561)	172	61

Net income	$18,793	$19,055	$13,552

Net income per share — continuing operations:
Basic:	$0.90	$0.89	$0.68
Diluted:	$0.89	$0.86	$0.66

Net income per share:
Basic:	$0.87	$0.90	$0.69
Diluted:	$0.86	$0.86	$0.67

Weighted average number of common shares outstanding and common equivalent shares:
Basic:	21,546,036	21,285,211	19,736,722
Diluted:	21,733,103	22,028,591	20,347,385
See accompanying notes.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)

	Symbion, Inc.
	Series A and Series B		Symbion, Inc.
	Convertible Preferred Stock		Common Stock		Additional	Stockholder	Accumulated Other		Total
					Paid-In	Notes	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Earnings	Equity
Balance at December 31, 2003	6,946,316	$21,742	10,612,687	$106	$61,746	$(305)	$—	$20,726	$104,015
Public offering of common stock	—	—	8,280,000	83	—	—	—	—	83
Conversion of Preferred Stock at time of public offering	(6,946,316)	(21,742)	1,789,341	18	24,795	—	—	—	3,071
Other initial public offering activity	—	—	—	—	111,764	—	—	—	111,764
Issuance of warrants and common stock, net of repurchases, and other	—	—	350,749	3	5,492	18	—	—	5,513
Net income	—	—	—	—	—	—	—	13,552	13,552

Balance at December 31, 2004	—	$—	21,032,777	$210	$203,797	$(287)	$—	$34,278	$237,998
Issuance of warrants and common stock, net of repurchases, and other	—	—	411,686	4	2,558	59	—	—	2,621
Amortized compensation expense related to restricted stock	—	—	—	—	63	—	—	—	63
Unrealized gain on interest rate swap, net of taxes	—	—	—	—	—	—	321	—	321
Net income	—	—	—	—	—	—	—	19,055	19,055

Balance at December 31, 2005	—	$—	21,444,463	$214	$206,418	$(228)	$321	$53,333	$260,058
Issuance of warrants and common stock, net of repurchases, and other	—	—	198,828	2	1,516	228	—	—	1,746
Amortized compensation expense related to restricted stock and stock options	—	—	—	—	4,518	—	—	—	4,518
Unrealized gain on interest rate swap, net of taxes	—	—	—	—	—	—	164	—	164
Net income	—	—	—	—	—	—	—	18,793	18,793

Balance at December 31, 2006	—	$—	21,643,291	$216	$212,452	$—	$485	$72,126	$285,279

See accompanying notes.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$18,793	$19,055	$13,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,420	12,975	10,767
Non-cash stock option compensation expense	3,865	—	—
Non-cash gains and losses	(645)	(244)	21
Minority interests	27,894	25,700	15,629
Provision for income taxes	12,115	11,281	8,445
Distributions to minority partners	(25,447)	(23,049)	(14,420)
Income on equity investments	(2,423)	(1,273)	(1,272)
Provision for doubtful accounts	4,514	4,143	3,829
Excess tax benefit from share-based compensation	(201)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(4,102)	(4,958)	(5,223)
Other assets	(1,522)	1,200	1,511
Other liabilities	(15,218)	(3,392)	(5,108)

Net cash provided by operating activities — continuing operations	31,043	41,438	27,731
Net cash provided by operating activities — discontinued operations	1,014	437	269

Net cash provided by operating activities	32,057	41,875	28,000

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(47,085)	(55,479)	(95,198)
Purchases of property and equipment, net	(15,618)	(13,636)	(10,996)
Change in other assets	(2,708)	383	1,468

Net cash used in investing activities — continuing operations	(65,411)	(68,732)	(104,726)
Net cash used in investing activities — discontinued operations	(161)	(108)	(126)

Net cash used in investing activities	(65,572)	(68,840)	(104,852)

Cash flows from financing activities:
Principal payments on long-term debt	(54,732)	(34,353)	(118,820)
Proceeds from debt issuances	85,558	61,938	83,000
Proceeds from capital contributions by minority partners	1,488	3,630	1,364
Proceeds from initial public offering, net	—	—	115,506
Change in other long-term liabilities	(1,492)	(1,570)	738
Excess tax benefit from share-based compensation	201	—	—
Net proceeds from issuance of common stock	1,347	2,450	901

Net cash provided by financing activities — continuing operations	32,370	32,095	82,689
Net cash used in financing activities — discontinued operations	(11)	—	(306)

Net cash provided by financing activities	32,359	32,095	82,383

Net increase (decrease) in cash and cash equivalents	(1,156)	5,130	5,531
Cash and cash equivalents at beginning of period	28,319	23,189	17,658

Cash and cash equivalents at end of period	$27,163	$28,319	$23,189

See accompanying notes.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(dollars in thousands, except per share amounts)
1. Organization
     Symbion, Inc. (the “Company”), through its wholly-owned subsidiaries, owns interests in partnerships and limited liability companies which own and operate surgical facilities in joint-ownership with physicians and physician groups, hospitals and hospital networks in 23 states. As of December 31, 2006, the Company owned and operated 50 surgical facilities including 47 surgery centers and three hospitals. The Company also managed nine additional surgical facilities including eight surgery centers and one hospital. The Company owns a fifty percent or more interest in 37 of the 50 surgery centers and consolidates 44 of these centers for financial reporting purposes. The Company’s surgery centers include four facilities that are licensed as hospitals, three of which are owned and one of which is managed. The Company also owns one diagnostic imaging center, which is located in a market in which the Company currently owns and operates a surgery center. In addition to the surgery centers and the diagnostic center, the Company manages two physician networks, including a physician network in a market in which the Company also operates a surgery center. The Company also provides management and administrative services on a contract basis to surgery centers in which it does not own an interest.
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
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business. The physician limited partners and physician minority members of the entities that we control are responsible for the supervision and delivery of medical services. The governance rights of limited partners and minority members are restricted to those that protect their financial interests. Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach of the partnership or operating agreement, gross negligence or bankruptcy. These protective rights do not preclude consolidation of the respective partnerships and limited liability companies. The consolidated financial statements include the accounts of a variable interest entity in which the Company is the primary beneficiary. The variable interest entity is a surgery center located in the state of New York. The accompanying consolidated balance sheets as of December 31, 2006 and 2005 include assets of $4,845 and $4,988, respectively, and liabilities of $148 and $156, respectively, related to the variable interest entity. All significant intercompany balances and transactions are eliminated in consolidation.
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
Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Approximately $1,083 of the Company’s 2005 cash and cash equivalents represented an escrow amount for indemnification related to the 2005 purchase of the Company’s interest in surgery centers in California. During 2006, the $1,083 was released and distributed to the respective parties. The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Accounts Receivable
     Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. The Company does not require collateral for private pay patients. Accounts receivable at December 31 were as follows:

	2006	2005
Surgery centers	$36,448	$31,411
Physician networks	663	584

Total	$37,111	$31,995

     The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgery centers as of December 31:

Payor	2006	2005
Private insurance	67%	70%
Government	11	10
Self-pay	16	14
Other	6	6

Total	100%	100%

     Collection periods vary by payor class. During the year ended December 31, 2006, the collection period for private insurance payors generally ranged from 21 to 45 days, the collection period for government payors generally ranged from 21 to 35 days and the collection period for self-pay generally ranged from 75 to 80 days.
     The Company’s policy is to review the standard aging schedule, by facility, to determine the appropriate provision for doubtful accounts. This review is supported by an analysis of the actual net revenues, contractual adjustments and cash collections received. If the Company’s internal collection efforts are unsuccessful, the Company manually reviews the patient accounts. An account is written off only after the Company has pursued collection with legal or collection agency assistance or otherwise deemed an account to be uncollectible.
Allowance for Doubtful Accounts
     The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections. Management reviews the results of detailed analysis of historical write-offs and recoveries at the surgery centers as a primary source of information in estimating the collectability of accounts receivable.

     Changes in the allowance for doubtful accounts and the amounts charged to revenues, costs and expenses were as follows:

	Allowance	Charged to
	Balance at	Revenues,	Charged to		Allowance
	Beginning of	Costs and	Other		Balance at
	Period	Expenses	Accounts(1)	Other	End of Period
Year ended December 31:
2004	$12,105	$3,829	$437	$(3,039)	$13,332
2005	13,332	4,143	5,002	(2,862)	19,615
2006	19,615	4,514	824	3,180	28,133

(1)	Relates to allowances for doubtful accounts recorded under the purchase method of accounting for acquired entities.
Inventories
     Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Property and Equipment
     Property and equipment are stated at cost or, if obtained through acquisition, at fair value determined on the date of acquisition, and depreciated on a straight-line basis over the useful lives of the assets, generally three to five years for computers and software and five to seven years for furniture and equipment. Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term or the estimated useful life of the assets. Routine maintenance and repairs are charged to expenses as incurred, while expenditures that increase capacities or extend useful lives are capitalized. When events or circumstances indicate that the carrying value of certain property and equipment might be impaired, the Company prepares an expected undiscounted cash flow projection. If the projection indicates that the recorded amounts of the property and equipment are not expected to be recovered, these amounts are reduced to estimated fair value. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. For the years ended December 31, 2006, 2005 and 2004, the Company recorded impairment charges of $218, $69 and $271, respectively, primarily related to a charge for obsolete medical equipment.
     Depreciation expense, including the amortization of assets under capital leases, was $13,272, $12,679 and $10,695 for the years ended December 31, 2006, 2005 and 2004, respectively.
Goodwill and Indefinite Lived Intangible Assets
     Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill and other indefinite lived intangible assets are no longer amortized, but are tested at least annually through an impairment test using a fair value method. Impairment is tested using various methods, including a discounted cash flows model to determine fair value. The Company will perform a goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist, or at least annually during the fourth quarter each year. Goodwill resulting from acquisitions is deductible for tax purposes over a 15-year period. There was no impairment related to goodwill for the years ended December 31, 2006, 2005 and 2004. See Note 6 for further discussion of goodwill.
Service Agreement Rights
     The Company managed an independent practice association in Louisville, Kentucky. Service agreement rights represent the exclusive right to operate the Louisville, Kentucky physician network during the 20-year term of the agreement. Originally, the service agreement right was amortized over 20 years. Amortization expense increased during 2005 because the term of the service agreement was decreased from the original 20-year term to an approximately 3-year term. During 2006, the Louisville, Kentucky independent practice association notified the

Company that it would be dissolving. The Company managed the independent practice association through December 31, 2006. Service agreement rights are recorded as other intangible assets on the accompanying consolidated balance sheets and had unamortized balances of $0 and $650 at December 31, 2006 and 2005, respectively. Amortization expense was $148, $297 and $72 for the years ended December 31, 2006, 2005 and 2004, respectively. See Note 6 for further discussion of service agreement rights.
Minority Interests
     The consolidated financial statements include all assets, liabilities, revenues and expenses of surgery centers in which the Company has sufficient ownership and rights sufficient to allow the Company to consolidate the center. The Company has recorded minority interests in the earnings (losses) of such surgery centers.
Investments in and Advances to Affiliates
     The Company holds non-controlling interests in certain surgery centers in which it exercises significant influence. The Company accounts for such investments under the equity method. Investments in and advances to affiliates at December 31, 2006 and 2005 include approximately $2,395 and $3,471, respectively, of advances to, net investments in and a note receivable from a surgery center that the Company manages which are secured by substantially all of the assets of the related surgery center.
Other Assets
     Other assets at December 31, 2006 and 2005 included approximately $1,675 and $1,998, respectively, related to deferred financing costs. Deferred financing costs, which primarily relate to the Company’s senior credit facility, consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements. The deferred financing costs are amortized as interest expense on the accompanying consolidated statements of operations.
     Other assets at December 31, 2006 and 2005 also included approximately $795 and $528, respectively, related to the fair value of the Company’s interest rate swap. During the third quarter of 2005, the Company entered into an interest rate swap to reduce the interest rate risk associated with the interest rate on the Company’s senior credit facility. See Note 8 for further discussion of the Company’s interest rate swap.
Comprehensive Income
     The Company reports other comprehensive income as a measure of changes in stockholders’ equity that result from recognized transactions and other economic events of the period from non-owner sources. Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swap accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company entered into the interest rate swap during the third quarter of 2005. The value of the interest rate swap was recorded as a long-term asset of $485, net of taxes of approximately $310, at December 31, 2006. The value of the interest rate swap was recorded as a long-term asset of $321, net of taxes of approximately $207, at December 31, 2005. The Company records the value of the interest rate swap as accumulated other comprehensive income in the accompanying consolidated balance sheet. See Note 8 for further discussion of the Company’s interest rate swap. For the year ended December 31, 2004, the Company had no items of comprehensive income recorded directly to stockholders’ equity.
Revenues
     Revenues consist of the following for the years ended December 31:

	2006	2005	2004
Patient service revenues	$286,071	$248,385	$199,308
Physician service revenues	4,525	4,325	4,040
Other service revenues	10,938	8,239	9,607

Total revenues	$301,534	$260,949	$212,955

Patient Service Revenues
     Approximately 95% of the Company’s revenues are patient service revenues. Patient service revenues are revenues from surgical or diagnostic procedures performed in each of the facilities that the Company consolidates for financial reporting purposes. The fee charged for a procedure varies depending on the procedure, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications. Also, in a very limited number of facilities, the Company does charge for anesthesia services. The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor. Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid. Changes in estimated contractual adjustments and discounts are recorded in the period of change.
     The following table sets forth by type of payor the percentage of our patient service revenues generated in 2006, 2005 and 2004 for surgery centers in which we owned an interest as of December 31:

Payor	2006	2005	2004
Private insurance	76%	76%	76%
Government	19	18	20
Self-pay	4	4	3
Other	1	2	1

Total	100%	100%	100.0%

Physician Service Revenues
     Physician service revenues are revenues from physician networks consisting of reimbursed expenses, plus participation in the excess of revenue over expenses of the physician networks, as provided for in the Company’s service agreements with the Company’s physician networks. Reimbursed expenses include the costs of personnel, supplies and other expenses incurred to provide the management services to the physician networks. The Company recognizes physician service revenues in the period in which reimbursable expenses are incurred and in the period in which the Company has the right to receive a percentage of the amount by which a physician network’s revenues exceed its expenses. Physician service revenues are based on net billings with any changes in estimated contractual adjustments reflected in service revenues in the subsequent period.
     Physician service revenues consist of the following amounts for the years ended December 31:

	2006	2005	2004
Professional services revenues	$13,281	$12,619	$11,028
Contractual adjustments and bad debt expense	(6,145)	(5,680)	(4,924)

Clinic revenue	7,136	6,939	6,104
Medical group retainage	(2,611)	(2,614)	(2,064)

Physician service revenues	$4,525	$4,325	$4,040

Other Service Revenues
     Other service revenues consists of management and administrative service fees derived from the non-consolidated facilities that the Company accounts for under the equity method, management of surgery centers in which the Company does not own an interest and management services the Company provides to physician networks for which the Company is not required to provide capital or additional assets. The fees we derive from these management arrangements are based on a pre-determined percentage of the revenues of each surgical facility and physician network. We recognize other service revenues in the period in which services are rendered.

Stock-Based Compensation
     The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value is estimated using an option pricing model, which uses several different estimates and assumptions to determine the fair value of the award. See Note 9 for further discussion of the Company’s stock-based compensation.
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
Supplemental Cash Flow Information
     The Company made income tax payments of $9,600 and $2,425 during 2006 and 2005, respectively. The Company’s income tax payments during 2004 were immaterial. The Company made interest payments of $7,727, $6,059 and $6,436 for 2006, 2005 and 2004, respectively. The Company entered into capital leases of $889, $989 and $1,181 of equipment for 2006, 2005 and 2004, respectively.
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
     The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48. The cumulative effect of initial adoption of applying the provisions of FIN No. 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is in the process of examining the potential impact of adopting FIN No. 48. At this time, the Company cannot estimate what, if any, impact adopting FIN No. 48 will have on our results of operations or financial position.
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
Reclassifications
     Certain reclassifications have been made to the prior year financial statements to conform to the 2006 presentation. The reclassifications had no impact on the Company’s financial position or results of operations.
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
4. Acquisitions and Developments
     During 2006, the Company acquired three surgery centers and opened one surgery center that it developed. During 2005, the Company acquired six surgery centers and opened one additional surgery center that it developed. During 2004, the Company acquired six surgery centers and two other surgery centers that the Company intended to develop through syndication, renovation and expansion. The following table summarizes the allocation of the aggregate purchase price of acquisitions for the years ended December 31:

	2006	2005	2004
Fair value of assets acquired	$55,384	$62,425	$77,582
Liabilities assumed	(8,773)	(11,983)	(11,271)

Net assets acquired	$46,611	$50,442	$66,311

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
     Included in the acquisitions discussed above were the following transactions:
2006 Significant Activity
     During the first quarter of 2006, the Company acquired a majority interest in Cypress Surgery Center, LLC, a multi-specialty ambulatory surgery center located in Wichita, Kansas. The Company acquired its ownership interest for approximately $10.1 million, using funds from operations and funds available under the Company’s senior credit facility. Cypress Surgery Center has six operating rooms and two minor procedure rooms.
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
     During the fourth quarter of 2006, the Company acquired a majority interest in Animas Surgical Hospital, LLC, for approximately $22.2 million. Animas Surgical Hospital is a multi-specialty surgical hospital located in Durango, Colorado.
2005 Significant Activity
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
2004 Significant Activity
     In May 2004, the Company acquired a minority interest in Valley Ambulatory Surgery Center, L.P. for approximately $6,480, using cash from operations. In November 2004, the Company purchased the capital stock of the general partner of the center for an additional $7,028. Subsequent to the investment during the fourth quarter, the Company’s total ownership of this center was 40.0% and the Company began consolidating this facility for financial reporting purposes. The center has six operating suites and one minor procedure room. The center is a multi-specialty ambulatory surgery center located in a suburb of Chicago, Illinois.
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
     During the fourth quarter of 2004, the Company acquired a majority ownership interest in two surgery centers in Alabama and one surgery center in Missouri. The Birmingham Surgery Center, located in Birmingham, Alabama, is a single-specialty surgery center with three operating rooms. The Company converted this center to a multi-specialty surgery center and syndicated ownership in 2005. The North River Surgical Center, located in Tuscaloosa, Alabama, is a multi-specialty surgery center with two operating rooms, and the Company developed this facility through renovation and expansion and syndicated this facility during 2006. Timberlake Surgery Center, formerly named The Surgery Center of Kirkwood, located in Kirkwood, Missouri, is a multi-specialty surgery center with three operating rooms and one minor procedure room. The Company acquired ownership interests in these three centers for an aggregate of approximately $40,155 in cash.

Developments and Other
     During 2006, Cape Coral Ambulatory Surgery Center, LLC began operations. The Cape Coral Ambulatory Surgery Center is a multi-specialty de novo center located in Cape Coral, Florida with five operating rooms and two treatment rooms. The Company holds a 10% ownership interest in Cape Coral Ambulatory Surgery Center and accounts for its ownership as an equity investment. During 2006, the Company also acquired a minority interest in a de novo multi-specialty surgery center under construction in Novi, Michigan for approximately $3,844.
     During 2004, the Company opened a newly-developed surgery center in Memphis, Tennessee. The Memphis surgery center is a single-specialty surgery center with one minor procedure room. The Memphis surgery center was developed through a partnership with one of our existing physician networks. In addition, the Company signed an agreement to manage the DeSoto Surgery Center in DeSoto, Mississippi. The DeSoto Surgery Center is an affiliate of Baptist Memorial Health Services, Inc. Also, during 2004, the Company opened Erie Imaging Center in Erie, Pennsylvania. Erie Imaging Center is a diagnostic imaging center and was located in a market in which the Company owns and operates a surgery center. During 2005, the Company divested its interest in Erie Imaging Center.
5. Dispositions
     During 2006, the Company divested two surgery centers that the Company consolidated for financial reporting purposes and divested an additional two surgery centers that the Company recorded as equity investments. The two surgery centers that the Company consolidated for financial reporting purposes that the Company divested in 2006 are recorded as discontinued operations. During 2006, the Company entered into separate agreements to sell the Company’s interest in these surgery centers for a net loss on disposal of approximately $177. The results of operations and the loss on the disposal of the interests in the surgery centers are presented net of income taxes in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The accompanying consolidated financial statements have been reclassified to conform to this presentation for all periods presented. These required reclassifications of prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows. Revenues, the gain or loss on operations before income taxes, the gain or loss on operations, net of taxes, the loss on the sale from discontinued operations, net of taxes and the total loss from discontinued operations, net of taxes for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004
Revenues	$2,981	$4,795	$3,370

Gain (loss) on operations before income taxes	$(733)	$281	$98

Gain (loss) on operations, net of taxes	$(452)	$172	$61
Loss on sale, net of taxes	(109)	—	—

Gain (loss) from discontinued operations, net of taxes	$(561)	$172	$61

Basic earnings (loss) per share — discontinued operations	$(0.03)	$0.01	$0.01
Diluted earnings (loss) per share — discontinued operations	$(0.03)	$0.01	$0.01
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
     During 2004, after purchasing the outstanding ownership interests from the Company’s prior physician and hospital partners, the Company restructured its Physicians SurgiCenter of Houston partnership in Houston, Texas, creating a joint venture with the American Institute of Gastric Banding, Ltd. (“AIGB”), a privately-held single procedure focused surgical company based in Dallas, Texas. In connection with the restructuring, the Company retained a 10% ownership in the surgery center. The Company no longer manages or consolidates the surgery center for financial reporting purposes. During 2005, the Company sold its remaining 10% ownership interest in the surgery center for $500 to AIGB.
6. Goodwill and Intangible Assets
     Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2004	$215,533
Purchase price allocations	49,366
Finalized purchase price allocations	3,413

Balance at December 31, 2005	268,312
Purchase price allocations	43,562
Finalized purchase price allocations	3,106

Balance at December 31, 2006	$314,980

     The purchase price allocation of $43,562 and $49,366 for 2006 and 2005, respectively, relates to the Company’s purchase of surgery centers during 2006 and 2005. See Note 4 for more disclosure on the Company’s 2006 and 2005 acquisitions. The finalized purchase price allocation of $3,106 and $3,413 for 2006 and 2005, respectively, includes settlements related to working capital and other adjustments that were made for acquisitions in prior years.
     The Company’s net other intangible assets was $0 and $650 for 2006 and 2005, respectively. Service agreement rights represent the exclusive right to operate the Louisville, Kentucky independent practice association that the Company managed prior to 2007. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $148, $296 and $72, respectively. During 2005, the Company renegotiated the service agreement rights. As a result of this renegotiation, the 2005 amortization expense for 2005 was increased to $297. During 2006, the Louisville, Kentucky independent practice association notified the Company that it would be dissolving. The Company managed the independent practice association through December 31, 2006. The Company does not expect to record amortization expense during the next five years.
7. Operating Leases
     The Company leases office space and equipment for its surgery centers, including surgery centers under development. The lease agreements generally require the lessee to pay all maintenance, property taxes, utilities and insurance costs.
     The future minimum lease payments under non-cancelable operating leases at December 31, 2006 are as follows:

2007	$16,761
2008	16,866
2009	15,744
2010	14,751
2011	14,152
Thereafter	65,685

Total minimum lease payments	$143,959

     Total rent and lease expense was $20,656, $18,240 and $14,726 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company incurred rental expense of $5,535, $4,606 and $4,019 under operating leases with physician investors and an entity that is an affiliate of one of the Company’s former directors for the years ended December 31, 2006, 2005 and 2004, respectively.
8. Long-Term Debt
     The Company’s long-term debt is summarized as follows:

	December 31,
	2006	2005
Senior credit facility	$129,000	$96,000
Notes payable to banks	5,685	4,752
Secured term loans	863	1,254
Capital lease obligations	3,153	1,310

	138,701	103,316
Less current maturities	(2,148)	(1,347)

	$136,553	$101,969

Senior Credit Facility
     In April 2006, the Company amended its senior credit facility to increase the Company’s borrowing capacity from $150,000 to $195,000. The Company is the borrower under the senior credit facility, and all of its active wholly-owned subsidiaries are guarantors. Under the terms of the senior credit facility, entities that become wholly-owned subsidiaries must also guarantee the debt.
     The senior credit facility provides senior secured financing of up to $195,000 through a revolving credit line. Up to $2,000 of the senior credit facility is available for the issuance of standby letters of credit, and up to $5,000 of the senior credit facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum principal amounts of $100 and integral multiples of $100 in excess thereof. The Company is required to repay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At December 31, 2006 and December 31, 2005, the Company had $129,000 and $96,000, respectively, of outstanding debt under the senior credit facility. At the Company’s option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable base rate or Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of the Company’s consolidated funded indebtedness to consolidated EBITDA. At December 31, 2006, the interest rate on the borrowings under the senior credit facility, which consists of LIBOR plus the applicable Eurodollar rate margin, ranged from 6.60% to 6.62%.
     During 2005, the Company entered into an interest rate swap agreement. The interest rate swap protects the Company against certain interest rate fluctuations of the LIBOR rate on $50,000 of the Company’s variable rate debt under the senior credit facility. The effective date of the interest rate swap was August 26, 2005, and it expires on March 21, 2010. The interest rate swap effectively fixes the Company’s LIBOR interest rate on the $50,000 of variable debt at a rate of 4.49%. The Company has recognized the fair value of the interest rate swap as a long-term asset of approximately $795 and $528 at December 31, 2006 and 2005, respectively. If the Company materially modifies its interest rate swap agreement or its senior credit facility, the Company could be required to record the fair value of the interest rate swap into its statement of operations. However, at this time, the Company does not intend to materially modify its interest rate swap or senior credit facility.
     At December 31, 2006, the Company was in compliance with all material covenants required by each long-term debt agreement.

Notes Payable to Banks
     A subsidiary of the Company has outstanding indebtedness to Synergy Bank (the “Mortgage Notes”). The Mortgage Notes are collateralized by the real estate owned by the surgery centers to which the loans were made. The Mortgage Notes mature in 2008 and bear interest at a rate of 6.7% per year. The aggregate outstanding principal balance under the Mortgage Notes was $4,209 and $4,752 at December 31, 2006 and 2005, respectively. The Mortgage Notes contain various covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.
Capital Lease Obligations
     The Company is liable to various vendors for several equipment leases. The outstanding balance related to these capital leases at December 31, 2006 and 2005 was $3,153 and $1,310, respectively. The leases have interest rates ranging from 3% to 11% per year and mature beginning in 2007 through 2009. The carrying value of property and equipment under capital leases at December 31, 2006 and 2005 was $3,993 and $1,987, respectively.
Other Long-Term Debt Information
     Scheduled maturities of obligations as of December 31, 2006 are as follows:

	Long-term Debt	Capital Lease Obligations	Total
2007	$1,292	$1,027	$2,319
2008	1,233	816	2,049
2009	1,036	807	1,843
2010	131,987	631	132,618
2011	—	254	254
Thereafter	—	—	—

	135,548	3,535	139,083
Less current maturities	(1,292)	(856)	(2,148)
Amounts representing interest	—	(382)	(382)

	$134,256	$2,297	$136,553

9. Stockholders’ Equity
Capital
     The holders of common stock are entitled to one vote per share on all matters on which stockholders are entitled to vote and do not have cumulative voting rights. The holders of common stock have no preemptive, conversion, redemption or sinking fund rights.
     As of December 31, 2006 and 2005, the Company had outstanding warrants to purchase 63,901 and 75,585, respectively, shares of common stock of the Company at exercise prices ranging from $6.77 to $13.87 per share. All warrants outstanding at December 31, 2006 were exercisable and expire beginning in 2008 through 2009.
Stock Options
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
     The Company used the modified prospective method of adoption, and the Company anticipates it will continue to use the Black-Scholes option pricing model to value any options awarded in the future. Under the modified prospective method, compensation cost is recognized under SFAS No. 123(R) for all share-based payments granted or modified after January 1, 2006, but is based on the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, for all unvested awards granted prior to the effective date of SFAS No. 123(R). The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. All option pricing models require the input of highly subjective assumptions including the expected stock price volatility and the expected exercise patterns of the option holders.
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
     The Company’s stock options vest over the related requisite service period, which is generally four years. The maximum contractual term of the Company’s options is either seven or ten years, depending on the grant, or earlier if the employee terminates employment before that time. The Company has historically granted stock options with an exercise price equal to the fair market value of the Company’s common stock on the date of grant.
     During 2006, the Company’s Compensation Committee granted options to purchase 427,700 shares of the Company’s common stock to certain employees of the Company. Also during 2006, the Company’s Compensation Committee granted options to purchase 23,175 shares of the Company’s common stock to members of the Company’s Board of Directors. The exercise price of the options ranged from $23.01 to $23.80 per option, which was equal to the fair market value of the Company’s common stock on the respective grant dates. Options in these grants must be exercised within seven years from the date of grant or earlier if the employee terminates employment or if the director terminates his or her directorship.
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
     Weighted average risk-free interest rate
     The risk-free interest rate is used as a component of the fair value of stock options to take into account the time value of money. For the risk-free interest rate, the Company uses the implied yield on United States Treasury zero-coupon issues with a remaining term equal to the expected life, in years, of the options granted. The Company used a weighted average risk-free interest rate of 4.6% and 3.8% for the stock options valued during the twelve months ended December 31, 2006 and 2005, respectively.
     Expected volatility
     Volatility, for the purpose of stock-based compensation, is a measurement of the amount that a share price has fluctuated. Expected volatility involves reviewing historical volatility and determining what, if any, change the share price will have in the future. SFAS No. 123(R) recommended that companies such as Symbion, Inc., whose common stock has only recently become publicly traded, use average volatilities of similar entities. As a result, the Company has used the average volatilities of some of its competitors as an estimate in determining stock option fair values. As the Company becomes more familiar with the fluctuations in its own stock price and more history of the Company’s stock price can be compiled, the Company will use its own stock price volatility in the future for its stock option fair value pricing. The Company used an expected volatility of 35.8% and 31.8% for the stock options valued during the twelve months ended December 31, 2006 and 2005, respectively.
     Expected life, in years
     SFAS No. 123(R) requires that companies incorporate the expected life of the stock option. A clear distinction is made between the expected life of the option and the contractual term of the option. The expected life of the option is considered the amount of time, in years, that the option is expected to be outstanding before it is exercised. Whereas, the contractual term of the stock option is the term the option is valid before it expires. The Company used an expected life of 6.5 years and 6 years for the stock options valued during the twelve months ended December 31, 2006 and 2005, respectively.
     Expected dividend yield
     Since issuing dividends will affect the fair value of a stock option, SFAS No. 123(R) requires companies to estimate future dividend yields or payments. The Company has not historically issued dividends and does not intend to issue dividends in the future. Therefore, the Company has used an expected dividend yield of zero for the stock options valued during the twelve months ended December 31, 2006 and 2005.
     Expected forfeiture rate
     The Company continues to review the forfeiture patterns of the Company’s option holders since the Company’s stock has been publicly traded. The Company used an expected forfeiture rate of approximately 3% for the stock options valued during the twelve months ended December 31, 2006 and 2005.
Pro Forma Net Income and Earnings Per Share
     During the twelve months ended December 31, 2006, the Company recorded approximately $3,865 in non-cash stock option compensation expense. After minority interest and the related tax benefit, the Company recorded a net impact of approximately $2,295 for the twelve months ended December 31, 2006. The Company recorded a tax benefit of approximately $1.4 million related to its non-cash stock option compensation expense during 2006. Had the Company recorded compensation expense under SFAS No. 123(R) during the twelve months ended December 31, 2005 and 2004, net income and net income per share attributable to common stockholders would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Net income as reported	$18,793	$19,055	$13,552
Add: Total compensation expense for stock option grants included in net income, net of taxes	—	40	—
Pro forma compensation expense for stock option grants	—	(2,385)	(1,842)

Pro forma net income	$18,793	$16,710	$11,710

Basic earnings per share:
As reported	$0.87	$0.90	$0.69
Pro forma	N/A	0.79	0.59
Diluted earnings per share:
As reported	$0.86	$0.86	$0.67
Pro forma	N/A	0.76	0.58

     Outstanding Option Information
     The following is a summary of option transactions since December 31, 2004:

		Weighted
	Number of	Average
	Shares	Exercise Price
December 31, 2003	1,718,475	$11.87
Granted	305,000	19.37
Exercised	(101,788)	9.85
Expired	(59,137)	12.82

December 31, 2004	1,862,550	13.17
Granted	463,950	19.46
Exercised	(327,846)	9.59
Expired	(45,438)	15.95

December 31, 2005	1,953,216	15.19
Granted	450,875	23.74
Exercised	(347,703)	8.64
Expired	(108,602)	17.97

December 31, 2006	1,947,786	18.18

     For the twelve months ended December 31, 2006, the Company received approximately $1,347 from the exercise of stock options. For the twelve months ended December 31, 2006, stock options with an intrinsic value of approximately $3,884 were exercised. At December 31, 2006, total non-cash compensation cost related to non-vested stock options was approximately $4,401, net of taxes. and the weighted average period over which this non-cash compensation cost is to be recognized was approximately 1.7 years. At December 31, 2006 and December 31, 2005, options to purchase 1,000,345 shares and 919,796 shares of common stock, respectively, were exercisable.
     The following table summarizes information regarding the options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
		Weighted-
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	as of	Remaining	Average	as of	Average
Range of	Dec. 31,	Contractual	Exercise	Dec. 31,	Exercise
Exercise Prices	2006	Life	Price	2006	Price
$ 0.00 — $10.10	1,650	1.3	$0.54	1,650	$0.54
$10.11 — $12.63	933	5.0	$10.69	933	$10.69
$12.64 — $15.15	829,218	6.0	$14.32	730,834	$14.23
$15.16 — $19.70	666,660	8.0	$19.30	246,428	$19.26
$19.71 — $23.80	449,325	8.9	$23.73	20,500	$23.67

	1,947,786	7.3	$18.18	1,000,345	$15.64

     Since the Company’s shares have become publicly traded, all options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

     10. Earnings Per Share
     Basic and diluted income per share are based on the weighted average number of common shares outstanding and the dilutive impact of outstanding options and warrants to purchase shares.

	Year Ended December 31,
	2006	2005	2004
Numerator for basic and diluted income per share:
Net income	$18,793	$19,055	$13,552

Denominator:
Denominator for basic income per share weighted-average shares outstanding	21,546,036	21,285,211	19,736,722
Effect of dilutive securities:
Employee stock options	152,635	698,382	353,432
Warrants	34,432	44,998	109,514
Preferred stock	—	—	140,712
Common stock held in escrow	—	—	7,005

Denominator for diluted income per share — adjusted weighted-average shares outstanding	21,733,103	22,028,591	20,347,385

Basic net income per share	$0.87	$0.90	$0.69
Diluted net income per share	$0.86	$0.86	$0.67
     The effects of 449,325; 20,250 and 265,000 stock options for 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive. The decrease in preferred stock outstanding is a result of those shares converting to common shares at the date of the initial public offering as discussed in Note 3.
11. Income Taxes
     The Company and its subsidiaries file a consolidated federal income tax return. The partnerships and limited liability companies file separate income tax returns. The Company’s allocable portion of each partnership’s and limited liability company’s income or loss is included in the taxable income of the Company. The remaining income or loss of each partnership and limited liability company is allocated to the other owners. During 2006, the Company paid approximately $9,235 related to income taxes.
     Income tax expense from continuing operations is comprised of the following for the years ended December 31:

	2006	2005	2004
Current:
Federal	$12,437	$6,609	$337
State	1,163	1,121	582
Deferred	(1,485)	3,551	7,526

Income tax expense (benefit)	$12,115	$11,281	$8,445

     The effective income tax rate differed from the federal statutory rate as follows for the years ended December 31:

	2006	2005	2004
Tax at U.S. statutory rates	$11,014	$10,648	$7,712
State income taxes, net of federal tax benefit	227	268	225
Change in valuation allowance	887	152	261
Other	(13)	213	247

	$12,115	$11,281	$8,445

     The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax liability are as follows at December 31:

	2006	2005
Deferred tax assets:
Amortization	$53	$—
Accrued vacation	199	195
Net operating loss carryforward	4,255	3,767
Deferred project costs	105	115
Other deferred assets	7,818	3,336

Total gross deferred tax assets	12,430	7,413
Less: Valuation allowance	(4,615)	(3,728)

Total deferred tax assets	7,815	3,685
Deferred tax liabilities:
Depreciation on property and equipment	(2,835)	(608)
Amortization on intangible assets	—	(203)
Basis differences of partnerships and joint ventures	(12,611)	(10,953)
Other liabilities	(228)	(36)

Total deferred tax liabilities	(15,674)	(11,800)

Net deferred tax liability	$(7,859)	$(8,115)

     As of December 31, 2006, the Company has recorded current deferred tax assets and net non-current deferred tax liabilities of $4,645 and $12,503, respectively. The Company has state net operating losses of $74,447 at December 31, 2006. These losses expire from December 31, 2011 through 2026. During 2006, the valuation allowance increased by $887 as a result of changes in net operating and net capital loss carryforwards. The Company has credited the benefit for stock option exercises to stockholder’s equity, totaling $1,190 and $431, for 2006 and 2005, respectively.
12. Employee Benefit Plans
Symbion, Inc. 401(k) Plan
     The Symbion, Inc. 401(k) Plan (the “401(k) Plan”) is a defined contribution plan whereby employees who have completed six months of service in which they have worked a minimum of 1,000 hours and are age 21 or older are eligible to participate. Employees may enroll in the plan on either January 1 or July 1 of each year. The 401(k) Plan allows eligible employees to make contributions of varying percentages of their annual compensation, up to the maximum allowed amounts by the Internal Revenue Service. Eligible employees may or may not receive a match by the Company of their contributions. The match varies depending on location and is determined prior to the start of each plan year. Generally, employer contributions vest 20% after two years of service and continue vesting at 20% per year until fully vested. The Company’s matching expense for 2006, 2005 and 2004 was $915, $563 and $804, respectively.
Employee Stock Purchase Plan
     The Company adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”) to provide substantially all of the Company’s full-time and part-time employees an opportunity to purchase shares of its common stock in amounts not to exceed 10% of eligible compensation, 5,642 shares of common stock or $25 of common stock each calendar year. To be eligible to enroll in the Stock Purchase Plan, employees must: (i) have been employed six consecutive months by the Company, (ii) be scheduled to work at least twenty hours per week, (iii) be regularly scheduled to work more than five months during the year and (iv) not own 5% or more of the Company’s common stock. Under the Stock Purchase Plan, as amended during 2005, the participant’s September 30 account balance is used to purchase shares of stock at a 5% discount of the fair market value of shares on September 30. In addition, the Company can, at the discretion of the Compensation Committee of the Board of Directors, award nonqualified options to purchase the Company’s common stock to eligible participate. At December 31, 2006 and 2005, the Company had recorded a $77 and $73, respectively, commitment related to the Stock Purchase Plan in accrued payroll and benefits in the accompanying consolidated balance sheets. A total of 372,435 shares are available for purchase under the plan. The Stock Purchase Plan became effective on the date of the Company’s completion of its initial public offering as discussed in Note 3.

Supplemental Retirement Savings Plan
     The Company adopted the supplemental retirement savings plan (the “SERP”) in May 2005. The SERP provides supplemental retirement alternatives to eligible officers and key employees of the Company by allowing participants to defer portions of their compensation. Under the SERP, eligible employees may enroll in the plan before December 31 to be entered in the plan the following year. Eligible employees may defer into the SERP up to 25% of their normal period payroll and up to 50% of the their annual bonus. If the enrolled employee contributes a minimum of 2% of his or her base salary into the SERP, the Company will contribute 2% of the enrolled employee’s base salary to the plan and has the option of contributing additional amounts. Periodically, the enrolled employee’s deferred amounts are transferred to a plan administrator. The plan administrator maintains separate non-qualified accounts for each enrolled employee to track deferred amounts. On May 1 of each year, the Company is required to make its contribution to each enrolled employee’s account. Compensation expense recorded by the Company related to the Company’s contribution to the SERP was $133 and $149 for 2006 and 2005, respectively.
13. Commitments and Contingencies
Debt and Lease Guaranty on Unconsolidated Entities
     The Company has guaranteed $767 of operating lease payments of a surgery center in which it owns a 35% interest. The lease expires in 2009.
Professional and General Liability Risks
     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. This insurance coverage is on a claims-made basis. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses the costs under the self-insured retention exposure for general and professional liability claims which relate to (i) deductibles on claims made during the policy period, and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions for professional liability are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Based on historical results and data currently available, the Company does not believe a change in one or more of these assumptions will have a material impact on the Company’s consolidated financial position or results of operations. As of December 31, 2006 and 2005, the Company’s professional and general liability accrual for the estimate of self-insured retentions was $3,180 and $3,495, respectively, and is included in other liabilities in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, respectively.
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
Potential Physician Investor Liability
     A majority of the physician investors in the partnerships and limited liability companies which operate the Company’s surgery centers carry general and professional liability insurance on a claims-made basis. Each investee may, however, be liable for damages to persons or property arising from occurrences at the surgery centers. Although the various physician investors and other surgeons generally are required to obtain general and professional liability insurance with tail coverage, such individual may not be able to obtain coverage in amounts sufficient to cover all potential liability. Since most insurance policies contain exclusions, the physician investor will not be insured against all possible occurrences. In the event of an uninsured or underinsured loss, the value of an investment in the partnership interests or limited liability company membership units and the amount of distributions could be adversely affected.

14. Selected Quarterly Financial Data (Unaudited)
     The following is selected quarterly financial data for each of the four quarters in 2006 and 2005. Revenues and cost of revenues previously reported have been reclassified to reflect two surgery centers recorded as discontinued operations. Quarterly results are not necessarily representative of operations for a full year. The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(unaudited)
Revenues	$71,884	$77,289	$73,476	$78,885
Cost of Revenues	45,521	49,840	49,186	52,256
Income from continuing operations	4,692	6,009	4,199	4,454
Net Income	4,577	5,902	3,815	4,499
Net income per share:
Basic	0.21	0.27	0.18	0.21
Diluted	0.21	0.27	0.17	0.21

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(unaudited)
Revenues	$61,028	$63,130	$65,319	$71,472
Cost of Revenues	38,243	39,173	41,237	43,944
Income from continuing operations	4,331	4,715	4,181	5,656
Net Income	4,386	4,880	4,182	5,607
Net income per share:
Basic	0.21	0.23	0.20	0.26
Diluted	0.20	0.22	0.19	0.25

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 15, 2007.

SYMBION, INC.
By:	/s/ Richard E. Francis, Jr.
Richard E. Francis, Jr.
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ Richard E. Francis, Jr. Richard E. Francis, Jr.	Chairman of the Board, Chief Executive Officer, Director (principal executive officer)	March 15, 2007
/s/ Kenneth C. Mitchell Kenneth C. Mitchell	Chief Financial Officer, Senior Vice President of Finance (principal financial and accounting officer)	March 15, 2007
/s/ Clifford G. Adlerz Clifford G. Adlerz	President, Chief Operating Officer, Director	March 15, 2007
/s/ Frederick L. Bryant Frederick L. Bryant	Director	March 15, 2007
/s/ Donald W. Burton Donald W. Burton	Director	March 15, 2007
/s/ Eve M. Kurtin Eve M. Kurtin	Director	March 15, 2007
/s/ Jack Tyrrell Jack Tyrrell	Director	March 15, 2007
/s/ David M. Wilds David M. Wilds	Director	March 15, 2007

EXHIBIT INDEX

No.		Description
2.1	—	Purchase Agreement, dated as of November 11, 2004, by and among the members of Surgery Center Partners, L.L.C., Symbion Ambulatory Resource Centres, Inc. and SMBIMS Kirkwood, Inc. (a)

2.2	—	Purchase Agreement, dated as of July 27, 2005, by and among Members of Specialty Surgical Center, LLC, Specialty Surgical Center of Encino, LLC, Specialty Surgical Center of Irvine, LLC, Specialty Surgical Center of Arcadia, LLC, Symbion Ambulatory Resource Centres, Inc. and Affiliates of Symbion Ambulatory Resource Centres, Inc. (b)

3.1	—	Certificate of Incorporation (c)

3.2	—	Certificate of Amendment to Certificate of Incorporation (d)

3.3	—	Certificate of Retirement of Stock (e)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (c)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (d)

3.6	—	Bylaws (c)

4.1	—	Form of Common Stock Certificate (c)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (f)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (f)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (f)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (f)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (g)

10.1	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and Richard E. Francis, Jr. (f) (s)

10.2	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and Clifford G. Adlerz (f) (s)

10.3	—	Amended and Restated Executive Employment Agreement, dated May 16, 2002, between Symbion, Inc. and William V. B. Webb (f) (s)

10.4	—	Securities Purchase Agreement, dated as of July 18, 2003, among Symbion, Inc. and DLJ Investment Partners II, L.P. and its affiliates (c)

10.5	—	Form of 14 3/4% Senior Subordinated Note due 2008 (c)

No.		Description
10.6	—	Amended and Restated Credit Agreement, dated as of March 21, 2005, among Symbion, Inc., the subsidiaries of Symbion identified therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Credit Suisse First Boston, as Syndication Agent, KeyBank National Association, as Documentation Agent and the other lenders party thereto (h)

10.7	—	First Amendment to Amended and Restated Credit Agreement, dated April 4, 2006, among Symbion, Inc., various lenders party thereto and Bank of America, N.A., as Administrative Agent (n)

10.8	—	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (f)

10.9	—	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (e)

10.10	—	Amended and Restated Ambulatory Resource Centres, Inc. 1997 Stock Option Plan (f) (s)

10.11	—	Ambulatory Resource Centres, Inc. Nonqualified Initial Option Plan (f) (n)

10.12	—	Symbion Long Term Incentive Plan (o) (s)

10.13	—	Form of Incentive Stock Option Agreement under the Long Term Incentive Plan (i) (s)

10.14	—	Form of Nonqualified Stock Option Agreement under the Long Term Incentive Plan (Form 1) (p) (s)

10.15	—	Form of Nonqualified Stock Option Agreement under the Long Term Incentive Plan (Form 2) (p) (s)

10.16	—	Form of Restricted Stock Agreement under the Long Term Incentive Plan (j) (s)

10.17	—	Symbion Non-Employee Directors Stock Option Plan (f) (s)

10.18	—	Form of Nonqualified Stock Option Agreement under the Non-Employee Directors Stock Option Plan (q) (s)

10.19	—	Symbion Employee Stock Purchase Plan (f) (s)

10.20	—	Form of Stock Option Agreement under the Employee Stock Purchase Plan (p) (s)

10.21	—	First Amendment to Symbion Employee Stock Purchase Plan (f) (s)

10.22	—	Second Amendment to Symbion Employee Stock Purchase Plan (k) (s)

10.23	—	Third Amendment to Symbion Employee Stock Purchase Plan (r) (s)

10.24	—	Executive Change in Control Severance Plan, dated December 11, 1997 (f) (s)

10.25	—	Supplemental Executive Retirement Plan (l) (s)

10.26	—	Form of Deferred Stock Purchase Program Agreement (l) (s)

10.27	—	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc. (b)

10.28	—	Summary of Director Compensation (s)

No.		Description
10.29	—	2006 Executive Officer Compensation (r) (s)

10.30	—	2007 Executive Officer Compensation (m) (s)

21	—	Subsidiaries of Registrant

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50574).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed August 2, 2005 (File No. 000-50574).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(f)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(g)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (Registration No. 000-50574).

(h)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed March 25, 2005 (File No. 000-50574).

(i)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed December 14, 2004 (File No. 000-50574).

(j)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed January 11, 2005 (File No. 000-50574).

(k)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-50574).

(l)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50574).

(m)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed February 26, 2007 (File No. 000-50574).

(n)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 5, 2006 (File No. 000-50574).

(o)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed April 4, 2006 (File No. 000-50574).

(p)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-50574).

(q)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-50574).

(r)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-50574).

(s)	Compensation plan or arrangement.