Form 10-Q
period 2007-03-31
SYMBION INC/TN
filed 2007-05-10
CIK 1091312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐       No ☑
     As of April 30, 2007, there were 21,720,183 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SYMBION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$26,593	$26,909
Accounts receivable, less allowance for doubtful accounts of $25,937 and $27,170, respectively	34,819	34,700
Inventories	8,130	8,070
Prepaid expenses and other current assets	12,058	13,927
Current assets of discontinued operations	2,594	3,299

Total current assets	84,194	86,905
Land	3,597	3,597
Buildings and improvements	47,922	47,429
Furniture and equipment	73,035	74,301
Computers and software	7,700	7,724

	132,254	133,051
Less accumulated depreciation	(57,785)	(56,774)

Property and equipment, net	74,469	76,277
Goodwill	315,462	314,980
Investments in and advances to affiliates	16,189	16,463
Other assets	2,627	3,079
Long-term assets of discontinued operations	5,720	6,102

Total assets	$498,661	$503,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,253	$5,145
Accrued payroll and benefits	5,800	7,950
Other accrued expenses	9,816	13,413
Current maturities of long-term debt	3,581	2,108
Current liabilities of discontinued operations	1,486	1,646

Total current liabilities	25,936	30,262
Long-term debt, less current maturities	129,695	136,533
Other liabilities	19,757	18,734
Long-term liabilities of discontinued operations	265	404
Minority interests	32,681	32,594
Stockholders’ equity:
Common stock, 225,000,000 shares, $0.01 par value, authorized at March 31, 2007 and December 31, 2006; 21,682,889 shares issued and outstanding at March 31, 2007 and 21,643,291 shares issued and outstanding at December 31, 2006	217	216
Additional paid-in-capital	213,655	212,452
Accumulated other comprehensive income	302	485
Retained earnings	76,153	72,126

Total stockholders’ equity	290,327	285,279

Total liabilities and stockholders’ equity	$498,661	$503,806

See accompanying notes.

SYMBION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$77,220	$67,496
Operating expenses:
Salaries and benefits	20,838	17,854
Supplies	14,946	12,748
Professional and medical fees	4,699	2,808
Rent and lease expense	4,690	4,252
Other operating expenses	5,779	4,280

Cost of revenues	50,952	41,942
General and administrative expense	6,453	6,538
Depreciation and amortization	3,098	3,225
Provision for doubtful accounts	894	607
Income (loss) on equity investments	36	(245)
Impairment and loss on disposal of long-lived assets	16	39
Gain on sale of long-lived assets	(28)	—
Proceeds from insurance settlement, net	(161)	(410)
Proceeds from litigation settlement, net	—	(588)

Total operating expenses	61,260	51,108

Operating income	15,960	16,388
Minority interests in income of consolidated subsidiaries	(6,733)	(7,568)
Interest expense, net	(1,967)	(1,501)

Income before income taxes and discontinued operations	7,260	7,319
Provision for income taxes	2,831	2,818

Income from continuing operations	4,429	4,501
Gain (loss) from discontinued operations, net of taxes	(399)	76

Net income	$4,030	$4,577

Net income per share – continuing operations:
Basic:	$0.20	$0.21
Diluted:	$0.20	$0.20

Net income per share:
Basic:	$0.19	$0.21
Diluted:	$0.18	$0.21

Weighted average number of common shares outstanding and common equivalent shares:
Basic:	21,668	21,461
Diluted:	22,163	22,135
See accompanying notes.

SYMBION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$4,030	$4,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,098	3,225
Non-cash stock option compensation expense	849	1,092
Non-cash gains and losses	(12)	(576)
Minority interests in income of consolidated subsidiaries	6,733	7,568
Provision for income taxes	2,831	2,818
Distributions to minority partners	(6,399)	(5,843)
Payments for income taxes	(4,090)	(600)
(Income) loss on equity investments	36	(245)
Provision for bad debts	894	607
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	694	(592)
Other assets and liabilities	(2,314)	(5,195)

Net cash provided by operating activities – continuing operations	6,350	6,836
Net cash provided by (used in) operating activities – discontinued operations	(8)	429

Net cash provided by operating activities	6,342	7,265

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(9,751)
Purchases of property and equipment, net	(1,718)	(3,791)
Change in other assets	190	(1,032)

Net cash used in investing activities – continuing operations	(1,528)	(14,574)
Net cash provided by (used in) investing activities – discontinued operations	18	(476)

Net cash used in investing activities	(1,510)	(15,050)

Cash flows from financing activities:
Principal payments on long-term debt	(16,580)	(3,450)
Proceeds from debt issuances	11,185	9,999
Proceeds from capital contributions by minority partners	41	—
Other financing activities	216	326

Net cash provided by (used in) financing activities – continuing operations	(5,138)	6,875
Net cash provided by (used in) financing activities – discontinued operations	(10)	47

Net cash provided by (used in) financing activities	(5,148)	6,922

Net decrease in cash and cash equivalents	(316)	(863)
Cash and cash equivalents at beginning of period	26,909	27,313

Cash and cash equivalents at end of period	$26,593	$26,450

See accompanying notes.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
March 31, 2007
1. Organization
     Symbion, Inc. (the “Company”), through its wholly-owned subsidiaries, owns interests in partnerships and limited liability companies which own and operate a network of short stay surgical facilities, which includes ambulatory surgery centers and surgical hospitals (collectively, “surgical facilities”). The Company’s surgical facilities are owned and operated in joint-ownership with physicians and physician groups, hospitals and hospital networks in 23 states. As of March 31, 2007, the Company owned and operated 50 surgical facilities including 47 ambulatory surgery centers and three hospitals. The Company also managed nine additional surgical facilities including eight ambulatory surgery centers and one hospital. The Company owns a fifty percent interest or more in 37 of the 50 surgical facilities and consolidates 44 of these facilities for financial reporting purposes. In addition to the surgical facilities, the Company also operates one diagnostic center and manages two physician networks, including a physician network in a market in which the Company also operates an ambulatory surgery center. The Company also provides management and administrative services on a contract basis to surgical facilities in which it does not own an interest.
2. Merger with an Affiliate of Crestview Partners, L.P.
     On April 24, 2007, the Company announced that it had entered into an Agreement and Plan of Merger dated as of April 24, 2007 (the “Merger Agreement”) with Symbol Acquisition, L.L.C. (“Parent”) and Symbol Merger Sub, Inc. (“Acquisition”). Parent and Acquisition are affiliates of Crestview Partners, L.P. (“Crestview”). Pursuant to the terms of the Merger Agreement, Acquisition will merge with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”). In the Merger, each share of common stock of the Company, other than those held in the treasury of the Company and those owned by Parent or Acquisition, and other than those shares with respect to which dissenters rights are properly exercised, will be converted into the right to receive $22.35 per share in cash, without interest. The transaction is valued at approximately $637.0 million, including the assumption of certain debt obligations of approximately $140.0 million. Consummation of the Merger is not subject to a financing condition, but it is subject to customary closing conditions including (i) the approval and adoption of the Merger Agreement by the Company’s stockholders, (ii) the absence of certain legal impediments to the consummation of the Merger, (iii) the receipt of certain state regulatory approvals and (iv) the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
3. Significant Accounting Policies and Practices
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal, recurring nature. Operating results for the quarter ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business. The accompanying unaudited condensed consolidated financial statements also include the accounts of a variable interest entity in which the Company is the primary beneficiary. The accompanying condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006 include assets of approximately $4.5 million and $4.8 million, respectively, and liabilities of approximately $115,000 and $148,000, respectively, related to the variable interest entity. All significant intercompany balances and transactions are eliminated in consolidation.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalent balances at high quality credit financial institutions.
Accounts Receivable
     Accounts receivable consist of receivables from federal and state agencies (including the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable at March 31, 2007 and December 31, 2006, respectively, were as follows (in thousands):

	March 31, 2007	December 31, 2006
Surgical facilities	$33,992	$34,037
Physician networks	827	663

Total	$34,819	$34,700

     The following table sets forth by type of payor the percentage of the Company’s accounts receivable as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
Payor	2007	2006
Private insurance	62%	66%
Government	12	10
Self-pay	17	16
Other	9	8

Total	100%	100%

Goodwill
     Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired. Goodwill and other indefinite lived intangible assets are no longer amortized, but are tested at least annually through an impairment test using a fair value method. The change in the carrying amount of goodwill of $482,000 for the three months ended March 31, 2007 represents finalized purchase price allocations related to working capital and other adjustments that were made for acquisitions in the prior year.
Other Comprehensive Income
     The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from nonowner sources. Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swap accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 133,

Accounting for Derivative Instruments and Hedging Activities, as amended. The Company entered into the interest rate swap during the third quarter of 2005. The value of the interest rate swap was $302,000, net of taxes of approximately $237,000, at March 31, 2007 and is recorded as a component of accumulated other comprehensive income in the accompanying unaudited condensed consolidated balance sheet. See Note 6 for further discussion of the Company’s interest rate swap.
Stock-Based Compensation
     The Company adopted SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value is estimated using an option pricing model, which uses several different estimates and assumptions to determine the fair value of the award. See Note 4 for further discussion of the Company’s stock-based compensation.
Revenues
     Revenues consist of the following for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Patient service revenues	$73,425	$63,552
Physician service revenues	1,330	1,140
Other service revenues	2,465	2,804

Total revenues	$77,220	$67,496

     The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the three months ended March 31, 2007 and 2006, respectively:

	Three Months
	Ended March 31,
Payor	2007	2006
Private insurance	74%	75%
Government	20	19
Self-pay	4	4
Other	2	2

Total	100%	100%

Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes. Actual results could differ from those estimates.
4. Stock-Based Compensation
Overall Description
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

     During the first quarter of 2007, the Company’s Compensation Committee granted approximately 284,000 options and 65,064 shares of restricted stock to certain employees of the Company. The exercise price of the options was $18.32 per share, which was equal to the fair market value of the Company’s common stock on the grant date. Options in this grant must be exercised within seven years from the date of grant or earlier if the employee terminates employment before that time.
Valuation Methodology
     The estimated weighted average fair value of the options at the date of grant in 2007 was $6.91 per share. The fair values of the options were derived using the Black-Scholes option pricing model and requirements discussed in SFAS No. 123(R) and SFAS No. 123. In applying the Black-Scholes option pricing model, the Company used the following assumptions:
Weighted average risk-free interest rate
     The risk-free interest rate is used as a component of the fair value of stock options to take into account the time value of money. For the risk-free interest rate, the Company uses the implied yield on United States Treasury zero-coupon issues with a remaining term equal to the expected life, in years, of the options granted. The Company used a weighted average risk-free interest rate of 5.1% for the stock options valued during the three months ended March 31, 2007.
Expected volatility
     Volatility, for the purpose of stock-based compensation, is a measurement of the amount that a share price has fluctuated. Expected volatility involves reviewing historical volatility and determining what, if any, change the share price will have in the future. SFAS No. 123(R) recommended that companies such as Symbion, whose common stock has only recently become publicly traded, use average volatilities of similar entities. As a result, the Company has used the average volatilities of some of its competitors as an estimate in determining stock option fair values. As the Company becomes more familiar with the fluctuations in its own stock price and more history of the Company’s stock price can be compiled, the Company intends to use its own stock price volatility in the future for its stock option fair value pricing. The Company used an expected volatility of 32.6% for the three months ended March 31, 2007.
Expected life, in years
     SFAS No. 123(R) requires that companies incorporate the expected life of the stock option. A clear distinction is made between the expected life of the option and the contractual term of the option. The expected life of the option is considered the amount of time, in years, that the option is expected to be outstanding before it is exercised. Whereas, the contractual term of the stock option is the term the option is valid before it expires. The Company used an expected life of seven years for the three months ended March 31, 2007.
Expected dividend yield
     Since issuing dividends will affect the fair value of a stock option, SFAS No. 123(R) requires companies to estimate future dividend yields or payments. The Company has not historically issued dividends and does not intend to issue dividends in the future. Therefore, the Company has used an expected dividend yield of zero for the three months ended March 31, 2007.
Expected forfeiture rate
     The Company continues to review the forfeiture patterns of the Company’s option holders since the Company’s stock has been publicly traded. The Company used an expected forfeiture rate of approximately 5% for the three months ended March 31, 2007.

     Outstanding Option Information
     The following is a summary of option transactions since December 31, 2005:

		Weighted
		Average Exercise
	Number of Shares	Price
December 31, 2005	1,953,216	$15.19
Granted	450,875	23.74
Exercised	(347,703)	8.64
Expired	(108,602)	17.97

December 31, 2006	1,947,786	18.18
Granted	284,080	18.32
Exercised	(11,208)	14.94
Expired	(520)	15.66

March 31, 2007	2,220,138	18.20

     For the three months ended March 31, 2006, the Company received approximately $185,000 from the exercise of stock options. At March 31, 2007 and December 31, 2006, options to purchase 1,184,105 shares and 1,000,345 shares of common stock, respectively, were exercisable.
     The following table summarizes information regarding the options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	as of	Remaining	Average	as of	Average
Range of	March 31,	Contractual	Exercise	March 31,	Exercise
Exercise Prices	2007	Life	Price	2007	Price
$0.00 — $10.10	1,650	1.0	$0.54	1,650	$0.54
$10.11 — $12.63	933	4.8	$10.69	933	$10.69
$12.64 — $15.15	819,798	5.8	$14.32	721,358	$14.23
$15.16 — $19.70	950,201	7.5	$19.00	341,687	$19.26
$19.71 — $23.80	447,556	8.7	$23.73	118,477	$23.78

	2,220,138	7.1	$18.20	1,184,105	$16.62

     Since the Company’s shares have become publicly traded, all options granted have an exercise price equal to the Company’s fair market value of the common stock on the date of grant.
5. Discontinued Operations
     During the first quarter of 2007, the Company evaluated certain ambulatory surgery centers and consequently committed to a plan to divest the Company’s interest in three ambulatory surgery centers and our imaging center. The results of operations and the loss on the disposal of the interests in these centers are presented net of income taxes in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The accompanying consolidated financial statements have been reclassified to conform to this presentation for all periods presented. These required reclassifications of prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows. Revenues, the loss on operations before income taxes, the loss on operations, net of taxes, basic earnings per share and diluted earnings per share for the three months ended March 31, 2007 and 2006 related to discontinued operations were as follows (in thousands):

	Three Months
	Ended March 31,
	2007	2006
Revenues	$2,830	$5,274

Gain (loss) from discontinued operations, before income taxes	$(654)	$124

Gain (loss) from discontinued operations, net of taxes	$(399)	$76

Basic earnings (loss) per share – discontinued operations	$(0.01)	$0.00

Diluted earnings (loss) per share – discontinued operations	$(0.02)	$0.00

6. Long-Term Debt
     The Company’s long-term debt is summarized as follows (in thousands):

	March 31,	December 31,
	2007	2006
Senior credit facility	$122,500	$129,000
Notes payable to banks	7,146	5,685
Secured term loans	801	803
Capital lease obligations	2,829	3,153

	133,276	138,641
Less current maturities	(3,581)	(2,108)

	$129,695	$136,533

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
     The senior credit facility provides senior secured financing of up to $195.0 million through a revolving credit line. Up to $2.0 million of the senior credit facility is available for the issuance of standby letters of credit, and up to $5.0 million of the senior credit facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum principal amounts of $100,000 and integral multiples of $100,000 in excess thereof. The Company is required to repay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At March 31, 2007 and December 31, 2006, the Company had $122.5 million and $129.0 million, respectively, of outstanding debt under the senior credit facility. At the Company’s option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of the Company’s consolidated funded indebtedness to consolidated EBITDA. At March 31, 2007, the interest rate on the borrowings, which consists of LIBOR plus the applicable Eurodollar rate margin, under the senior credit facility ranged from 6.57% to 6.62%.
     During the third quarter of 2005, the Company entered into an interest rate swap agreement. The interest rate swap protects the Company against certain fluctuations in the LIBOR rate on $50.0 million of the Company’s variable rate debt under the senior credit facility. The effective date of the interest rate swap was August 26, 2005, and it expires on March 21, 2010. The interest rate swap effectively fixes the Company’s LIBOR interest rate on $50.0 million of variable rate debt at an interest rate of 4.49%. The Company has recognized the fair value of the interest rate swap as a long-term asset of approximately $539,000 at March 31, 2007.
     At March 31, 2007, the Company was in compliance with all material covenants required by each long-term debt agreement.

7. Earnings Per Share
     Basic and diluted income per share are based on the weighted average number of common shares outstanding and the dilutive impact of outstanding options and warrants to purchase shares (net income in thousands):

	Three Months
	Ended March 31,
	2007	2006
Numerator for basic and diluted income per share:
Net income	$4,030	$4,577

Denominator:
Denominator for basic income per share weighted-average shares outstanding	21,667,898	21,461,484
Effect of dilutive securities:
Employee stock options	466,299	634,790
Warrants	28,660	38,744

Denominator for diluted income per share — adjusted weighted-average shares outstanding	22,162,857	22,135,018

Basic net income per share	$0.19	$0.21
Diluted net income per share	$0.18	$0.21
8. Income Taxes
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
     The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48. Upon adoption of FIN No. 48, the Company recognized a $38,000 increase in the liability for uncertain tax positions, which was recorded as an adjustment to stockholders’ equity as of January 1, 2007. The Company has a $56,000 net liability recorded for uncertain tax positions as of March 31, 2007, included in other liabilities on the accompanying unaudited condensed consolidated balance sheet. Included in the $56,000 is approximately $14,000 related to penalties and interest. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $56,000. The Company does not anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months. It is the Company’s policy to recognize interest accrued and penalties, if any, related to unrecognized benefits as income tax expense in the Company’s statement of operations. The Company does not expect significant changes to its tax positions or FIN No. 48 liability during the next twelve months. The Company’s U.S. Federal and state tax returns for tax years 2003 and subsequent remain subject to examination by the Internal Revenue Service and state taxing authorities.
9. Commitments and Contingencies
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
Laws and Regulations
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
Acquired Facilities
     The Company, through its wholly-owned subsidiaries or controlled partnerships and limited liability companies, has acquired and will continue to acquire surgical and diagnostic facilities with prior operating histories. Such facilities may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company attempts to assure itself that no such liabilities exist and obtains indemnification from prospective sellers covering such matters and institutes policies designed to conform centers to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. There can be no assurance that any such matter will be covered by indemnification or, if covered, that the liability sustained will not exceed contractual limits or the financial capacity of the indemnifying party.
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
Potential Physician Investor Liability
     A majority of the physician investors in the partnerships and limited liability companies which operate the Company’s surgical facilities carry general and professional liability insurance on a claims-made basis. Each investee may, however, be liable for damages to persons or property arising from occurrences at the surgical facilities. Although the various physician investors and other surgeons generally are required to obtain general and professional liability insurance with tail coverage, such individual may not be able to obtain coverage in amounts sufficient to cover all potential liability. Since most insurance policies contain exclusions, the physician investor will not be insured against all possible occurrences. In the event of an uninsured or underinsured loss, the value of an investment in the partnership interests or limited liability company membership units and the amount of distributions could be adversely affected.

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
Cautionary Note Regarding Forward-Looking Statements
     This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation:
•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with an affiliate of Crestview Partners, L.P.;

•	the outcome of any legal proceedings that may be instituted against Symbion and others following announcement of the merger agreement;

•	the inability to complete the merger as a result of the failure to obtain stockholder approval or the failure to satisfy other conditions to completion of the merger, including the receipt of stockholder approval and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976;

•	the failure to obtain the necessary debt financing arrangements set forth in commitment letters received in connection with the merger;

•	risks that the proposed transaction with Crestview disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger;

•	the ability to recognize the benefits of the merger;

•	the amount of the costs, fees, expenses and charges related to the merger and the actual terms of certain financings that will be obtained for the merger;

•	our dependence on payments from third-party payors, including governmental health care programs and managed care organizations;

•	our ability to acquire and develop additional surgical facilities on favorable terms and to integrate their business operations successfully;

•	our ability to enter into strategic alliances with health care systems and other health care providers that are leaders in their markets;

•	efforts to regulate the construction, acquisition or expansion of health care facilities;

•	our ability to attract and maintain good relationships with physicians who use our facilities;

•	our ability to enhance operating efficiencies at our surgical facilities and to control costs as the volume of cases performed at our facilities changes;

•	uncertainty associated with legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions;

•	our ability to comply with applicable laws and regulations, including physician self-referral laws and laws relating to illegal remuneration under the Medicare, Medicaid or other governmental programs;

•	our ability to comply with applicable corporate governance and financial reporting standards;

•	risks related to the Deficit Reduction Act of 2005, and other pending legislation, which could restrict our ability to operate our facilities licensed as hospitals and could adversely impact our reimbursement revenues;

•	the possibility of adverse changes in federal, state or local regulations affecting the health care industry;

•	the risk of changes to laws governing the corporate practice of medicine that may require us to restructure some of our relationships, which could result in a significant loss of revenues and divert other resources;

•	risks associated with the practice of some of our facilities in billing for services “out of network,” including the risk that out-of-network payments by some third-party payors may be reduced or eliminated and our facilities may be unable to negotiate satisfactory contracts with these payors;

•	efforts by certain states to reduce payments from workers’ compensation payors for services provided to injured workers;

•	our significant indebtedness and our ability to incur additional indebtedness;

•	our ability to obtain the capital required to operate our business and fund acquisitions and developments on favorable terms;

•	the intense competition for physicians, strategic relationships, acquisitions and managed care contracts, which may result in a decline in our revenues, profitability and market share;

•	the geographic concentration of our operations in certain states, which makes us particularly sensitive to regulatory, economic and other conditions in those states;

•	our dependence on our senior management; and

•	other risks and uncertainties described in this report or detailed from time to time in our filings with the Securities and Exchange Commission.
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

Executive Overview
     Our Company
     As of March 31, 2007, we owned and operated 50 surgical facilities including 47 ambulatory surgery centers and three hospitals. We also managed nine additional surgical facilities including eight ambulatory surgery centers and one hospital. We own a fifty percent or more interest in 37 of the 50 surgical facilities and consolidate 44 of these facilities for financial reporting purposes. In general, physicians that utilize our surgical facilities own the remaining interests in our surgical facilities. In addition to our surgical facilities, we also operate one diagnostic center and manage two physician networks, including one physician network in a market in which we operate an ambulatory surgery center. We continue to focus on increasing cases at our same store facilities and acquiring facilities that we believe to have favorable growth potential. We continue to see increases in the number of cases performed in a majority of our same store facilities. We are also focused on developing new facilities.
     Much of our growth since March 31, 2006 has occurred through acquisitions and same store growth. Between March 31, 2006 and March 31, 2007, we acquired an interest in two surgical facilities. We consolidate for financial reporting purposes and have a majority interest in both surgical facilities. We also began the initial development of seven additional surgical facilities. We used a mixture of cash from operations and proceeds from our senior credit facility to acquire these interests. We believe that our continued growth and success depends not only on acquiring and developing surgical facilities, but also on the increased performance of facilities that we already own and operate.
     On April 24, 2007, we announced that we had entered into an Agreement and Plan of Merger dated as of April 24, 2007 (the “Merger Agreement”) with Symbol Acquisition, L.L.C. (“Parent”) and Symbol Merger Sub, Inc. (“Acquisition”). Parent and Acquisition are affiliates of Crestview Partners, L.P. (“Crestview”). Pursuant to the terms of the Merger Agreement, Acquisition will merge with and into Symbion, with Symbion as the surviving corporation of the merger (the “Merger”). In the Merger, each share of our common stock, other than those held in the treasury of Symbion and those owned by Parent or Acquisition, and other than those shares with respect to which dissenters rights are properly exercised, will be converted into the right to receive $22.35 per share in cash, without interest. The transaction is valued at approximately $637.0 million, including the assumption of certain debt obligations of approximately $140.0 million. Consummation of the Merger is not subject to a financing condition, but it is subject to customary closing conditions including (i) the approval and adoption of the Merger Agreement by our stockholders, (ii) the absence of certain legal impediments to the consummation of the Merger, (iii) the receipt of certain state regulatory approvals and (iv) the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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
     Revenues consist of the following for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Patient service revenues	$73,425	$63,552
Physician service revenues	1,330	1,140
Other service revenues	2,465	2,804

Total revenues	$77,220	$67,496

     We are dependent upon private and governmental third-party sources of payment for the services that we provide. The amount that our facilities and networks receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors.
     Some of our payments from third-party payors come from third-party payors with which our surgical facilities, including our centers in Texas and California, do not have a written contract. In those cases, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had our facility had a contract with the payor. We also submit a claim for the services to the payor along with full disclosure that our center has charged the patient an in-network patient responsibility amount. Historically, those third-party payors who do not have contracts with our surgical facilities have typically paid our claims at higher than comparable contracted rates. However, there is a growing trend for third-party payors, including those in Texas and California, to adopt out-of-network fee schedules which are more comparable to our contracted rates or to take other steps to discourage their enrollees from seeking treatment at out-of-network surgical facilities. Typically, we have seen an increase in volume of cases in those instances where we switch from out-of-network to in-network billing. However, we can provide no assurance that we will continue to see an increase in the volume of cases where we switch from out-of-network to in-network.
     In addition, several states, including South Carolina, have recently implemented workers’ compensation provider fee schedules, and other states have considered or have begun the process of developing a state workers’ compensation fee schedule for providers. In some cases, the fee schedule rates contain lower rates than our surgical facilities have historically been paid for the same services. Payments from workers’ compensation payors represented approximately 15% and 14% of our patient service revenues in the first three months of 2007 and 2006, respectively.

     Case Mix
     The following table sets forth the percentage of cases in each specialty performed during the three months ended March 31, 2007 and 2006, respectively:

	Three Months
	Ended March 31,
	2007	2006
Specialty
Ear, nose and throat	9%	8%
Gastrointestinal	25	28
General surgery	5	5
Obstetrics/gynecology	4	4
Ophthalmology	14	13
Orthopedic	16	16
Pain management	15	15
Plastic surgery	3	3
Other	9	8

Total	100%	100.0%

Case Growth
Same Store Information
     We define same store facilities as those facilities that we owned an interest in and managed throughout the three months ended March 31, 2007 and 2006. We have not included the facilities that are reported as discontinued operations. The definition of same store facilities includes non-consolidated facilities and allows for comparability to other companies in our industry. The following table sets forth information from same store facilities including non-consolidated facilities for the three months ended March 31, 2007 and 2006, respectively:

	Three Months
	Ended March 31,
	2007	2006
Cases	58,869	55,020
Case growth	7%	N/A
Net patient service revenue per case	$1,281	$1,328
Net patient service revenue per case change	(4)%	N/A
Number of same store surgical facilities	45	N/A
     For purposes of explaining changes in our consolidated financial results in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we refer to same store facilities excluding non-consolidated centers because the results of these centers are not included in revenues and other items in our consolidated financial results. Accordingly, the following table sets forth information from same store facilities excluding non-consolidated centers for the three months ended March 31, 2007 and 2006, respectively:

	Three Months
	Ended March 31,
	2007	2006
Cases	50,712	49,379
Case growth	3%	N/A
Net patient service revenue per case	$1,272	$1,277
Net patient service revenue per case change	—%	N/A
Number of same store surgical facilities	39	N/A

Consolidated Information
     The following table sets forth information from facilities that we consolidate for financial reporting purposes (which includes surgical facilities we have acquired or developed since January 1, 2006 and are therefore not included in the same store information provided above but excludes the surgical facilities reported as discontinued operations) for the three months ended March 31, 2007 and 2006, respectively:

	Three Months
	Ended March 31,
	2007	2006
Cases	54,672	50,191
Case growth	9%	N/A
Net patient service revenue per case	$1,343	$1,266
Net patient service revenue per case growth	6%	N/A
Number of surgical facilities operated as of end of period (1)	56	56
Number of consolidated surgical facilities	44	40

(1)	Includes nine surgical facilities that we manage but in which we do not have an ownership interest.
Payor Mix
     The following table sets forth by type of payor the percentage of our patient service revenues generated for the three months ended March 31, 2007 and 2006, respectively:

	Three Months
	Ended March 31,
Payor	2007	2006
Private insurance	74%	75%
Government	20	19
Self-pay	4	4
Other	2	2

Total	100%	100%

Discontinued Operations
     During the first quarter of 2007, we evaluated certain ambulatory surgery centers and consequently committed to a plan to divest our interest in three ambulatory surgery centers and our imaging center. The results of operations and the loss on the disposal of the interests in these centers are presented net of income taxes in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The accompanying consolidated financial statements have been reclassified to conform to this presentation for all periods presented. These required reclassifications of prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows. Revenues, the loss on operations before income taxes, the loss on operations, net of taxes, basic earnings per share and diluted earnings per share for the three months ended March 31, 2007 and 2006 related to discontinued operations were as follows (in thousands):

	Three Months
	Ended March 31,
	2007	2006
Revenues	$2,830	$5,274

Gain (loss) from discontinued operations, before income taxes	$(654)	$124

Gain (loss) from discontinued operations, net of taxes	$(399)	$76

Basic earnings (loss) per share – discontinued operations	$(0.01)	$0.00

Diluted earnings (loss) per share – discontinued operations	$(0.02)	$0.00

Results of Operations
     The following table contains unaudited summary statements of operations for each of the three months ended March 31, 2007 and 2006. The table also shows the percentage relationship to total revenues for the periods indicated:

	Three Months Ended March 31,
	2007		2006
		% of		% of
	Amount	Revenues	Amount	Revenues
	(unaudited)
Revenues	$77,220	100.0%	$67,496	100.0%
Cost of revenues	50,952	66.0	41,942	62.1
General and administrative expense	6,453	8.4	6,538	9.7
Depreciation and amortization	3,098	4.0	3,225	4.8
Provision for doubtful accounts	894	1.2	607	0.9
(Income) loss on equity investments	36	—	(245)	(0.4)
Impairment and loss on disposal of long-lived assets	16	—	39	0.1
Gain on sale of long-lived assets	(28)	—	—	—
Proceeds from insurance settlement, net	(161)	(0.3)	(410)	(0.6)
Proceeds from litigation settlement, net	—	—	(588)	(0.9)

Total operating expenses	61,260	79.3%	51,108	75.7%
Operating income	15,960	20.7	16,388	24.3
Minority interests in income of consolidated subsidiaries	(6,733)	(8.7)	(7,568)	(11.2)
Interest expense, net	(1,967)	(2.6)	(1,501)	(2.3)

Income before income taxes and discontinued operations	7,260	9.4	7,319	10.8
Provision for income taxes	2,831	3.7	2,818	4.1

Income from continuing operations	4,429	5.7	4,501	6.7
Gain (loss) from discontinued operations, net of taxes	(399)	(0.5)	76	0.1

Net income	$4,030	5.2%	$4,577	6.8%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     During the three months ended March 31, 2007, our revenues increased 14.4% to $77.2 million from $67.5 million for the three months ended March 31, 2006. Net income decreased to $4.0 million for the three months ended March 31, 2007 from $4.6 million for the three months ended March 31, 2006. Our financial results for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 reflect the addition of two surgical facilities that we consolidate for financial reporting purposes. Our financial results for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 also reflect revenue growth at our existing centers primarily as a result of increased case volume.

     Revenues. Revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 were as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	March 31, 2007	March 31, 2006	Variance	Variance
Patient service revenues:
Same store revenues	$64,481	$63,045	$1,436	2.3%
Revenue from other facilities	8,944	507	8,437	—

Total patient service revenues	73,425	63,552	9,873	15.5
Physician service revenues	1,330	1,140	190	16.7
Other service revenues	2,465	2,804	(339)	(12.1)

Total revenues	$77,220	$67,496	$9,724	14.4%

     For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those centers that we consolidate for financial reporting purposes for both the three months ended March 31, 2007 and March 31, 2006. The increase in patient service revenues includes an increase in same store revenues of 2.3%. The increase in same store revenues was the result of a 2.7% increase in same store cases partially offset by a 0.4% decrease in patient service revenues per case during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease in patient service revenues per case was primarily the result of the transition from out-of-network to in-network billing in Texas and California. As contracts were obtained with two major payors in each state, the facilities began recording contractual adjustments at the time of billing based on the contract terms. This change in billing methodology resulted in additional contractual adjustments recorded in the current quarter to the estimated contractual adjustment allowance recorded in previous quarters related to the out-of-network services provided.
     Patient service revenues from other centers, which primarily includes revenues from surgical facilities we acquired or developed since January 1, 2006, increased by $8.4 million. The $8.4 million includes a decrease in contractual adjustments recorded in the quarter of approximately $726,000 related to prior year workers’ compensation patient service revenue in South Carolina. This adjustment was recorded upon the ruling by the State related to workers’ compensation reimbursement rates for ambulatory surgery centers.
     Cost of Revenues. Cost of revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	March 31, 2007	March 31, 2006	Variance	Variance
Same store cost of revenues	$43,660	$40,385	$3,275	8.1%
Cost of revenues from other facilities	7,292	1,557	5,735	—

Total cost of revenues	$50,952	$41,942	$9,010	21.5%

     Same store cost of revenues increased primarily due to an increase in labor costs as a result of the increase in cases. Same store cost of revenues also increased due to an increase in medical supplies and professional fees primarily related to anesthesia services. Medical supplies increased primarily as a result of an increase in implant procedures performed during 2007 compared to 2006. These cases are typically higher acuity cases and therefore have higher medical supply costs. Anesthesia services increased primarily due to a change in our billing methodology at certain surgical facilities. During the latter part of 2006, we began expensing costs for anesthesia services and billing the payors for these services. Cost of revenues from other centers, which primarily includes surgical facilities acquired or developed since January 1, 2006, increased by $5.7 million. As a percentage of revenues, total cost of revenues increased to 66.0% for the three months ended March 31, 2007 from 62.1% for the three months ended March 31, 2006.
     General and Administrative Expense. General and administrative expense remained constant at $6.5 million for the three months ended March 31, 2007 and 2006. General and administrative expense for 2007 compared to 2006 includes a decrease in incentive compensation expense of approximately $800,000. The incentive compensation expense was based on certain operating and financial metric expectations of the Company. As a percentage of revenues, general and administrative expense decreased to 8.4% for the three months ended March 31, 2007 from 9.7% for the three months ended March 31, 2006.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	March 31, 2007	March 31, 2006	Variance	Variance
Same store depreciation and amortization	$2,804	$2,872	$(68)	(2.4)%
Depreciation and amortization from other facilities	294	353	(59)	—

Total depreciation and amortization	$3,098	$3,225	$(127)	(3.9)%

     Depreciation and amortization from other facilities included a reduction of approximately $272,000 related to a change in depreciation estimates at certain ambulatory surgery centers we acquired during 2006. As a percentage of revenues, depreciation and amortization expense decreased to 4.0% for the three months ended March 31, 2007 from 4.8% for the three months ended March 31, 2006.
     Provision for Doubtful Accounts. Provision for doubtful accounts increased to $894,000 for the three months ended March 31, 2007 from $607,000 for the three months ended March 31, 2006. As a percentage of revenues, the provision for doubtful accounts increased to 1.2% for the three months ended March 31, 2007 from 0.9% for the three months ended March 31, 2006.
     Proceeds from Insurance Settlement. During the three months ended March 31, 2006, we received insurance proceeds related to the hurricanes that temporarily closed our affected surgical facilities and interrupted the surgical facilities’ business during the third and fourth quarter of 2005. We received our final insurance settlement payment during the three months ended March 31, 2007. We recorded these proceeds net of related costs.
     Proceeds from Litigation Settlement. During the three months ended March 31, 2006, we received notice that we were awarded a litigation settlement related to the construction of one of our managed ambulatory surgery centers. We recorded this settlement net of related costs. We received the proceeds in April 2006.
     Operating Income. Operating income decreased 2.4% to $16.0 million for the three months ended March 31, 2007 from $16.4 million for the three months ended March 31, 2006. Operating income for 2006 included $1.0 million related to proceeds received from insurance and litigation settlements as discussed above. Operating income was also impacted by lower margins relating to higher acuity cases and the transition from out-of-network to in-network billing in Texas and California. As a percentage of revenues, operating income decreased to 20.7% for the three months ended March 31, 2007 from 24.3% for the three months ended March 31, 2006.
     Minority Interests in Income of Consolidated Subsidiaries. Minority interests expense represents the portion of a facility’s net income that is attributable to the facility’s minority owners. Consequently, as the net income of a facility increases, the corresponding minority interest expense will increase. Minority interests in income of consolidated subsidiaries for same store facilities decreased as a result of increased labor costs and higher medical supplies during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Minority interests expense increased as a result of net proceeds received from the insurance settlement and the litigation settlement discussed above. As a percentage of revenues, minority interests in income from consolidated subsidiaries decreased to 8.7% for the three months ended March 31, 2007 from 11.2% for the three months ended March 31, 2006.
     Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $2.0 million for the three months ended March 31, 2007 from $1.5 million for the three months ended March 31, 2006. Interest expense was higher for the three months ended March 31, 2007 because of higher average borrowing levels, primarily from our senior credit facility, and an increase in interest rates. Our outstanding debt under the senior credit facility increased to $122.5 million at March 31, 2007 from $103.0 million at March 31, 2006.
     Provision for Income Taxes. The provision for income taxes remained constant at $2.8 million for the three months ended March 31, 2007 and 2006. Our effective tax rate was 39.0% for the three months ended March 31, 2007 as compared to 38.5% for the three months ended March 31, 2006. We anticipate our effective tax rate for the twelve months ended December 31, 2007 will be approximately 39%.
     Income from Continuing Operations. Income from continuing operations decreased 1.6% to $4.4 million for the three months ended March 31, 2007 from $4.5 million for the three months ended March 31, 2006. Income from continuing operations decreased primarily as a result of increased labor costs, higher medical supplies and the transition from out-of-network to in-network billing in Texas and California. This decrease was partially offset as a result of surgical facilities acquired or developed since January 1, 2006 and increased case growth at same store facilities.
Liquidity and Capital Resources
Cash Flow Statement Information
     We generated operating cash flow from continuing operations of $6.4 million during the three months ended March 31, 2007 compared to $6.8 million for the three months ended March 31, 2006. Operating cash flow from continuing operations includes distributions to minority partners of $6.4 million for the three months ended March 31, 2007 compared to $5.8 million for the three months ended March 31, 2006. Operating cash flows from continuing operations also includes income tax payments of $4.1 million for the three months ended March 31, 2007 compared to $600,000 for the three months ended March 31, 2006. Net cash used in investing activities from continuing operations during the three months ended March 31, 2007 was $1.5 million compared to $14.6 million for the three months ended March 31, 2006. Net cash used in investing activities from continuing operations primarily includes cash paid for acquisitions and purchases of property and equipment. Cash paid for acquisitions, net of cash acquired, during the three months ended March 31, 2006 was $9.8 million. Cash paid for property and equipment was $1.7 million for the three months ended March 31, 2007 compared to $3.8 million for the three months ended March 31, 2006. Cash paid for property and equipment during the three months ended March 31, 2006 includes construction projects at several of our surgical facilities including costs associated with moving one of our centers to a replacement facility and converting another facility from a single specialty center to a multi-specialty center. Cash from financing activities from continuing operations during the three months ended March 31, 2007 was a net use of $5.1 million compared to $6.9 million provided by financing activities from continuing operations for the three months ended March 31, 2006. Cash flows from financing activities from continuing operations primarily relate to borrowings and payments under our senior credit facility. During the three months ended March 31, 2007, we received $9.5 million of proceeds under our senior credit facility, and we made principal payments of $16.0 million related to our senior credit facility during the same period. For the three months ended March 31, 2006, we received $10.0 million of proceeds under our senior credit facility, and we made principal payments of $3.0 million during the same period.
Long-Term Debt
     In April 2006, we amended our senior credit facility to increase our borrowing capacity from $150.0 million to $195.0 million. We are the borrower under the senior credit facility and all of our active wholly-owned subsidiaries are guarantors. Under the terms of the senior credit facility, entities that become wholly-owned subsidiaries must also guarantee the debt.
     The senior credit facility provides senior secured financing of up to $195.0 million through a revolving credit line. Up to $2.0 million of the senior credit facility is available for the issuance of standby letters of credit, and up to $5.0 million of the senior credit facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum principal amounts of $100,000 and integral multiples of $100,000 in excess thereof. We are required to repay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At

March 31, 2007 and December 31, 2006, we had $122.5 million and $129.0 million, respectively, of outstanding debt under the senior credit facility. At our option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our consolidated funded indebtedness to consolidated EBITDA. At March 31, 2007, the interest rate on the borrowings, which consists of LIBOR plus the applicable Eurodollar rate margin, under the senior credit facility ranged from 6.57% to 6.62%.
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
     At March 31, 2007, the Company was in compliance with all material covenants required by each long-term debt agreement.
Earnings Before Interest, Taxes, Depreciation and Amortization
     EBITDA increased 2.5% to $12.3 million for the three months ended March 31, 2007 from $12.0 million for the three months ended March 31, 2006. This increase in EBITDA was the result of surgical facilities acquired or developed since January 1, 2006.
     When we use the term “EBITDA”, we are referring to net income plus (a) gain (loss) on discontinued operations, (b) income tax expense, (c) interest expense, net and (d) depreciation and amortization. Minority interests expense represents the interests of third parties, such as physicians, hospitals and other health care providers, that own interests in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy involves sharing ownership of our surgical facilities with physicians, physician groups and hospitals, and these third parties own an interest in all but one of our centers. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.
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

     The following table reconciles EBITDA to net cash provided by operating activities – continuing operations (in thousands):

	Three Months Ended
	March 31,
	2007	2006
EBITDA	$12,325	$12,045
Depreciation and amortization	(3,098)	(3,225)
Interest expense, net	(1,967)	(1,501)
Income taxes	(2,831)	(2,818)
Gain (loss) on discontinued operations, net of tax	(399)	76

Net income	4,030	4,577
Depreciation and amortization	3,098	3,225
Non-cash compensation expense	849	1,092
Non-cash gains and losses	(12)	(576)
Minority interests in income of consolidated subsidiaries	6,733	7,568
Income taxes	2,831	2,818
Distributions to minority partners	(6,399)	(5,843)
(Income) loss on equity investments	36	(245)
Provision for doubtful accounts	894	607
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	694	(592)
Other assets and liabilities	(6,404)	(5,795)

Net cash provided by operating activities	$6,350	$6,836

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At March 31, 2007, $122.5 million of our total long-term debt was subject to variable rates of interest, while the remaining $7.2 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $1.2 million. The fair value of our long-term debt, based on a discounted cash flow analysis, approximates its carrying value as of March 31, 2007.

Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

(b)	Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     For the three months ended March 31, 2007, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The transactions described below were conducted in reliance upon the exemptions from registration provided in Sections 3(b) and 4(2) of the Securities Act and Regulation D and the other rules and regulations promulgated thereunder. The issuances were made without the use of an underwriter, and the certificates and other documentation evidencing the securities issued in connection with these transactions bear a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.
•	On February 20, 2007, we issued 2,173 shares of our common stock to an individual who holds an ownership interest in one of our surgical facilities for $17,666 upon exercise of warrants.

•	On March 27, 2007, we issued 2,767 shares of our common stock to an individual who holds an ownership interest in one of our surgical facilities in a cashless exercise of warrants.
Issuer Purchases of Equity Securities
     The following table provides information relating to our repurchase of common stock during the first quarter of 2007:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased (1)	per Share (1)	or Programs	Programs
January 1, 2007 through January 31, 2007	7,251	$17.61	N/A	N/A
February 1, 2007 through February 28, 2007	2,150	$20.99	N/A	N/A
March 1, 2007 through March 31, 2007	—	—	N/A	N/A
Total	9,401	$18.38	N/A	N/A

(1)	All of the shares listed were surrendered by Symbion employees in satisfaction of the employees’ tax liabilities related to the vesting of restricted stock. The surrender of shares by Symbion employees was made in accordance with the terms of restricted stock agreements between the employees and Symbion and did not involve any payments by Symbion. We currently do not have a stock repurchase program. This table does not include shares we withheld to satisfy the exercise price in connection with cashless exercises of warrants.
Item 6. Exhibits.

No.		Description

2.1	—	Agreement and Plan of Merger dated as of April 24, 2007 by and among Symbion, Inc., Symbol Acquisition, L.L.C. and Symbol Merger Sub, Inc. (a)

3.1	—	Certificate of Incorporation (b)

3.2	—	Certificate of Amendment to Certificate of Incorporation (c)

3.3	—	Certificate of Retirement of Stock (d)

No.		Description

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (b)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (c)

3.6	—	Bylaws (b)

4.1	—	Form of Common Stock Certificate (b)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (e)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (e)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (e)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (e)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (f)

4.7	—	First Amendment to Rights Agreement, dated April 24, 2007, by and between Symbion, Inc. and Computershare Trust Company, N.A., as successor to SunTrust Bank, as Rights Agent (a)

10.1	—	Executive Officer Compensation and 2007 Bonus Plan (g)

10.2	—	Summary of Director Compensation (h)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 24, 2007 (File No. 000-50574).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(f)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (File No. 000-50574).

(g)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed February 26, 2007 (File No. 000-50574).

(h)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-50574).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Symbion, Inc.

By:	/s/ Kenneth C. Mitchell

Kenneth C. Mitchell
Chief Financial Officer and
Senior Vice President of Finance
(principal financial and accounting officer)
Date: May 10, 2007

Item 6. Exhibits.

No.		Description

2.1	—	Agreement and Plan of Merger dated as of April 24, 2007 by and among Symbion, Inc., Symbol Acquisition, L.L.C. and Symbol Merger Sub, Inc. (a)

3.1	—	Certificate of Incorporation (b)

3.2	—	Certificate of Amendment to Certificate of Incorporation (c)

3.3	—	Certificate of Retirement of Stock (d)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (b)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (c)

3.6	—	Bylaws (b)

4.1	—	Form of Common Stock Certificate (b)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (e)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (e)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (e)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (e)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (f)

4.7	—	First Amendment to Rights Agreement, dated April 24, 2007, by and between Symbion, Inc. and Computershare Trust Company, N.A., as successor to SunTrust Bank, as Rights Agent (a)

10.1	—	Executive Officer Compensation and 2007 Bonus Plan (g)

10.2	—	Summary of Director Compensation (h)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 24, 2007 (File No. 000-50574).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(f)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (File No. 000-50574).

(g)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed February 26, 2007 (File No. 000-50574).

(h)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-50574).