Form 10-Q
period 2007-06-30
SYMBION INC/TN
filed 2007-08-07
CIK 1091312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐   No ☑
     As of July 31, 2007, there were 21,728,929 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SYMBION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$27,987	$26,909
Accounts receivable, less allowance for doubtful accounts of $20,737 and $27,170, respectively	37,436	34,700
Inventories	8,266	8,070
Prepaid expenses and other current assets	12,231	13,927
Current assets of discontinued operations	1,552	3,299

Total current assets	87,472	86,905
Land	3,562	3,597
Buildings and improvements	51,349	47,429
Furniture and equipment	73,473	74,301
Computers and software	8,203	7,724

	136,587	133,051
Less accumulated depreciation	(59,258)	(56,774)

Property and equipment, net	77,329	76,277
Goodwill	327,668	314,980
Investments in and advances to affiliates	16,288	16,463
Other assets	4,110	3,079
Long-term assets of discontinued operations	4,528	6,102

Total assets	$517,395	$503,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,380	$5,145
Accrued payroll and benefits	6,527	7,950
Other accrued expenses	24,299	13,413
Current maturities of long-term debt	3,606	2,108
Current liabilities of discontinued operations	990	1,646

Total current liabilities	39,802	30,262
Long-term debt, less current maturities	125,576	136,533
Other liabilities	20,032	18,734
Long-term liabilities of discontinued operations	214	404
Minority interests	35,267	32,594
Stockholders’ equity:
Common stock, 225,000,000 shares, $0.01 par value, authorized at June 30, 2007 and December 31, 2006; 21,728,624 shares issued and outstanding at June 30, 2007 and 21,643,291 shares issued and outstanding at December 31, 2006	217	216
Additional paid-in-capital	215,546	212,452
Accumulated other comprehensive income	642	485
Retained earnings	80,099	72,126

Total stockholders’ equity	296,504	285,279

Total liabilities and stockholders’ equity	$517,395	$503,806

See accompanying notes.

SYMBION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$76,670	$73,501	$153,890	$140,997
Operating expenses:
Salaries and benefits	20,289	19,055	41,127	36,910
Supplies	15,350	13,868	30,296	26,616
Professional and medical fees	4,703	3,699	9,402	6,506
Rent and lease expense	4,711	4,387	9,401	8,639
Other operating expenses	5,950	4,975	11,728	9,255

Cost of revenues	51,003	45,984	101,954	87,926
General and administrative expense	7,219	6,506	13,672	13,043
Depreciation and amortization	2,904	2,471	6,001	5,696
Provision for doubtful accounts	1,300	689	2,195	1,296
Income on equity investments	(236)	(727)	(199)	(973)
Loss on disposal of long-lived assets	229	527	245	566
Gain on sale of long-lived assets	(478)	(1,652)	(506)	(1,652)
Proceeds from insurance settlement, net	—	—	(161)	(410)
Proceeds from litigation settlement, net	—	—	—	(588)

Total operating expenses	61,941	53,798	123,201	104,904

Operating income	14,729	19,703	30,689	36,093
Minority interests in income of consolidated subsidiaries	(6,020)	(7,764)	(12,753)	(15,332)
Interest expense, net	(1,959)	(1,828)	(3,926)	(3,330)

Income before income taxes and discontinued operations	6,750	10,111	14,010	17,431
Provision for income taxes	2,832	3,893	5,663	6,711

Income from continuing operations	3,918	6,218	8,347	10,720
Gain (loss) from discontinued operations, net of taxes	25	(316)	(374)	(241)

Net income	$3,943	$5,902	$7,973	$10,479

Income per share — continuing operations:
Basic	$0.18	$0.29	$0.38	$0.50
Diluted	$0.18	$0.28	$0.38	$0.49

Net income per share:
Basic	$0.18	$0.27	$0.37	$0.49
Diluted	$0.18	$0.27	$0.36	$0.48

Weighted average number of common shares outstanding and common equivalent shares:
Basic	21,715	21,507	21,691	21,484
Diluted	22,180	21,922	22,060	21,987
See accompanying notes.

SYMBION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income	$7,973	$10,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,001	5,696
Non-cash stock option compensation expense	1,787	2,174
Non-cash gains and losses	(289)	(1,086)
Minority interests in income of consolidated subsidiaries	12,753	15,332
Provision for income taxes	5,663	6,711
Distributions to minority partners	(12,600)	(12,497)
Payments for income taxes	(6,790)	(5,100)
Income on equity investments	(199)	(973)
Provision for bad debts	2,195	1,296
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(1,309)	(2,756)
Other assets and liabilities	(1,332)	(3,772)

Net cash provided by operating activities — continuing operations	13,853	15,504
Net cash provided by operating activities — discontinued operations	301	1,438

Net cash provided by operating activities	14,154	16,942

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(23,973)
Purchases of property and equipment, net	(5,189)	(6,378)
Change in other assets	1,568	(1,097)

Net cash used in investing activities — continuing operations	(3,621)	(31,448)
Net cash used in investing activities — discontinued operations	(28)	(1,218)

Net cash used in investing activities	(3,649)	(32,666)

Cash flows from financing activities:
Principal payments on long-term debt	(27,179)	(10,045)
Proceeds from debt issuances	15,511	28,799
Proceeds from capital contributions by minority partners	1,488	1,164
Other financing activities	781	1,180

Net cash provided by (used in) financing activities — continuing operations	(9,399)	21,098
Net cash provided by (used in) financing activities — discontinued operations	(28)	32

Net cash provided by (used in) financing activities	(9,427)	21,130

Net increase in cash and cash equivalents	1,078	5,406
Cash and cash equivalents at beginning of period	26,909	27,313

Cash and cash equivalents at end of period	$27,987	$32,719

See accompanying notes.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
June 30, 2007
1. Organization
     Symbion, Inc. (the “Company”), through its wholly-owned subsidiaries, owns interests in partnerships and limited liability companies which own and operate a network of short stay surgical facilities, that includes ambulatory surgery centers and surgical hospitals (collectively, “surgical facilities”). In general, the Company’s surgical facilities are owned and operated in joint-ownership with physicians and physician groups, hospitals and hospital networks in 23 states. As of June 30, 2007, the Company owned and operated 49 surgical facilities including 46 ambulatory surgery centers and three hospitals. The Company also managed eight additional ambulatory surgery centers. The Company owns a fifty percent or more interest in 36 of the 49 surgical facilities and consolidates 41 of these facilities for financial reporting purposes. The Company is reporting three of the 49 surgical facilities as discontinued operations and are not included in the 41 consolidated facilities. See Note 5 for additional information about discontinued operations. In addition to the surgical facilities, the Company also manages two physician networks, including a physician network in a market in which the Company also operates an ambulatory surgery center. The Company also provides management and administrative services on a contract basis to surgical facilities in which it does not own an interest.
2. Merger with an Affiliate of Crestview Partners, L.P.
     On April 24, 2007, the Company announced that it had entered into an Agreement and Plan of Merger dated as of April 24, 2007 (the “Merger Agreement”) with Symbol Acquisition, L.L.C. (“Parent”) and Symbol Merger Sub, Inc. (“Acquisition”). Parent and Acquisition are affiliates of Crestview Partners, L.P. (“Crestview”). Pursuant to the terms of the Merger Agreement, Acquisition will merge with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”). In the Merger, each share of common stock of the Company, other than those held in the treasury of the Company and those owned by Parent or Acquisition, and other than those shares with respect to which dissenters rights are properly exercised, will be converted into the right to receive $22.35 per share in cash, without interest. Consummation of the Merger is not subject to a financing condition, but it is subject to customary closing conditions including (i) the approval and adoption of the Merger Agreement by the Company’s stockholders, (ii) the absence of certain legal impediments to the consummation of the Merger and (iii) the receipt of certain state regulatory approvals.
3. Significant Accounting Policies and Practices
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal, recurring nature. Operating results for the quarter and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business. The accompanying unaudited condensed consolidated financial statements also include the accounts of a variable interest entity in which the Company is the primary beneficiary. The accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006 include assets of approximately $4.6 million and $4.8 million, respectively, and liabilities of approximately$125,000 and $148,000, respectively, related to the variable interest entity. All significant intercompany balances and transactions are eliminated in consolidation.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalent balances at high quality credit financial institutions.
Accounts Receivable
     Accounts receivable consist of receivables from federal and state agencies (including the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable at June 30, 2007 and December 31, 2006, respectively, were as follows (in thousands):

	June 30, 2007	December 31, 2006
Surgical facilities	$36,648	$34,037
Physician networks	788	663

Total	$37,436	$34,700

     The following table sets forth by type of payor the percentage of the Company’s accounts receivable as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
Payor	2007	2006
Private insurance	58%	66%
Government	15	10
Self-pay	19	16
Other	8	8

Total	100%	100%

Goodwill
     Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired. Goodwill and other indefinite lived intangible assets are no longer amortized, but are tested at least annually through an impairment test using a fair value method.
     Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2006	$314,980
Purchase price allocations	12,121
Disposals	(653)
Finalized purchase price allocations	1,220

Balance at June 30, 2007	$327,668

     The purchase price allocation of approximately $12.1 million relates to the Company’s purchase of an additional 55% interest in an ambulatory surgery center located in Cape Coral, Florida. Prior to the acquisition of the additional 55%, the Company owned a 10% equity interest in the ambulatory surgery center. Subsequent to the additional interest purchase, the Company began consolidating the operations of the Cape Coral facility on July 1, 2007. Disposals of goodwill relates to surgical facilities the Company has divested during the six months ended June 30, 2007. The finalized purchase price allocation of approximately $1.2 million relates to working capital and other adjustments that were made for acquisitions in the prior year.
Other Comprehensive Income
     The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from nonowner sources. Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swap accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company entered into the interest rate swap during the third quarter of 2005. The value of the interest rate swap was $642,000, net of taxes of approximately $402,000, at June 30, 2007 and is recorded as a component of accumulated other comprehensive income in the accompanying unaudited condensed consolidated balance sheet. See Note 6 for further discussion of the Company’s interest rate swap.
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
Revenues
     Revenues consist of the following for the three and six months ended June 30, 2007 and 2006, respectively (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Patient service revenues	$72,818	$69,249	$146,242	$132,800
Physician service revenues	1,315	1,120	2,645	2,261
Other service revenues	2,537	3,132	5,003	5,936

Total revenues	$76,670	$73,501	$153,890	$140,997

     The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Payor	2007	2006	2007	2006
Private insurance	74%	76%	74%	75%
Government	21	20	21	20
Self-pay	4	3	4	4
Other	1	1	1	1

Total	100%	100%	100%	100%

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
     During the first six months of 2007, the Company’s Compensation Committee granted approximately 265,430 options and 65,064 shares of restricted stock to certain employees of the Company. The exercise price of the options was $18.32 per share, which was equal to the fair market value of the Company’s common stock on the grant date. Options in this grant must be exercised within seven years from the date of grant or earlier if the employee terminates employment before that time.
Valuation Methodology
     The estimated weighted average fair value of the options at the date of grant in 2007 was $6.91 per share. The fair values of the options were derived using the Black-Scholes option pricing model and requirements discussed in SFAS No. 123(R) and SFAS No. 123. In applying the Black-Scholes option pricing model, the Company used the following assumptions:
Weighted average risk-free interest rate
     The risk-free interest rate is used as a component of the fair value of stock options to take into account the time value of money. For the risk-free interest rate, the Company uses the implied yield on United States Treasury zero-coupon issues with a remaining term equal to the expected life, in years, of the options granted. The Company used a weighted average risk-free interest rate of 5.1% for the stock options valued during the six months ended June 30, 2007.
Expected volatility
     Volatility, for the purpose of stock-based compensation, is a measurement of the amount that a share price has fluctuated. Expected volatility involves reviewing historical volatility and determining what, if any, change the share price will have in the future. SFAS No. 123(R) recommended that companies such as Symbion, whose common stock has only recently become publicly traded, use average volatilities of similar entities. As a result, the Company has used the average volatilities of some of its competitors as an estimate in determining stock option fair values. As the Company becomes more familiar with the fluctuations in its own stock price and more history of the Company’s stock price can be compiled, the Company intends to use its own stock price volatility in the future for its stock option fair value pricing. The Company used an expected volatility of 32.6% for the six months ended June 30, 2007.
Expected life, in years
     SFAS No. 123(R) requires that companies incorporate the expected life of the stock option. A clear distinction is made between the expected life of the option and the contractual term of the option. The expected life of the option is considered the amount of time, in years, that the option is expected to be outstanding before it is exercised.

Whereas, the contractual term of the stock option is the term the option is valid before it expires. The Company used an expected life of seven years for the six months ended June 30, 2007.
Expected dividend yield
     Since issuing dividends will affect the fair value of a stock option, SFAS No. 123(R) requires companies to estimate future dividend yields or payments. The Company has not historically issued dividends and does not intend to issue dividends in the future. Therefore, the Company has used an expected dividend yield of zero for the six months ended June 30, 2007.
Expected forfeiture rate
     The Company continues to review the forfeiture patterns of the Company’s option holders since the Company’s stock has been publicly traded. The Company used an expected forfeiture rate of approximately 5% for the six months ended June 30, 2007.
     Outstanding Option Information
     The following is a summary of option transactions since December 31, 2005:

		Weighted
		Average Exercise
	Number of Shares	Price
December 31, 2005	1,953,216	$15.19
Granted	450,875	23.74
Exercised	(347,703)	8.64
Expired	(108,602)	17.97

December 31, 2006	1,947,786	18.18
Granted	265,430	18.32
Exercised	(50,617)	15.09
Expired	(166,608)	20.71

June 30, 2007	1,995,991	18.05

     For the six months ended June 30, 2007, the Company received approximately $781,000 from the exercise of stock options. At June 30, 2007 and December 31, 2006, options to purchase 1,122,522 shares and 1,000,345 shares of common stock, respectively, were exercisable.
     The following table summarizes information regarding the options outstanding at June 30, 2007:

Options Outstanding				Options Exercisable
		Weighted-
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	as of	Remaining	Average	as of	Average
Range of	June 30,	Contractual	Exercise	June 30,	Exercise
Exercise Prices	2007	Life	Price	2007	Price
$0.00 — $10.10	1,650	0.8	$0.54	1,650	$0.54
$10.11 — $12.63	933	4.5	$10.69	933	$10.69
$12.64 — $15.15	770,095	5.5	$14.30	691,932	$14.23
$15.16 — $19.70	834,889	8.1	$18.98	299,269	$19.24
$19.71 — $23.80	388,424	8.5	$23.74	128,738	$23.63

	1,995,991	7.2	$18.05	1,122,522	$16.62

     Since the Company’s shares have become publicly traded, all options granted have an exercise price equal to the Company’s fair market value of the common stock on the date of grant.
5. Discontinued Operations
     During the first quarter of 2007, the Company committed to a plan to divest its interest in three ambulatory surgery centers and one imaging center. The results of operations and the loss on the disposal of the interests in these centers, as well as the two ambulatory surgery centers the Company divested during 2006, are presented net of income taxes in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The accompanying condensed consolidated financial statements have been reclassified to conform to this presentation for all periods presented. These required reclassifications of prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows. Revenues, the loss on operations before income taxes, the loss on operations, net of taxes, basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 related to discontinued operations were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues	$3,040	$4,679	$5,870	$9,952

Loss on operations before income taxes	$(202)	$(515)	$(856)	$(391)

Loss on operations, net of taxes	$(107)	$(316)	$(506)	$(241)
Gain on sale, net of taxes	132	—	132	—

Gain (loss) from discontinued operations, net of taxes	$25	$(316)	$(374)	$(241)

Basic loss per share — discontinued operations	$—	$(0.02)	$(0.01)	$(0.01)

Diluted loss per share — discontinued operations	$—	$(0.01)	$(0.02)	$(0.01)

6. Long-Term Debt
     The Company’s long-term debt is summarized as follows (in thousands):

	June 30,	December 31,
	2007	2006
Senior credit facility	$116,000	$129,000
Notes payable to banks	9,465	5,685
Secured term loans	710	803
Capital lease obligations	3,007	3,153

	129,182	138,641
Less current maturities	(3,606)	(2,108)

	$125,576	$136,533

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
     The senior credit facility provides senior secured financing of up to $195.0 million through a revolving credit line. Up to $2.0 million of the senior credit facility is available for the issuance of standby letters of credit, and up to $5.0 million of the senior credit facility is available for swing line loans. The swing line loans are made available by Bank of America as the swing line lender on a same-day basis in minimum principal amounts of $100,000 and integral multiples of $100,000 in excess thereof. The Company is required to repay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At June 30, 2007 and December 31, 2006, the Company had $116.0 million and $129.0 million, respectively, of outstanding debt under the senior credit facility. At the Company’s option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of the Company’s consolidated funded indebtedness to consolidated EBITDA. At June 30, 2007, the interest rate on the borrowings, which consists of LIBOR plus the applicable Eurodollar rate margin, under the senior credit facility ranged from 6.57% to 6.61%.

     During the third quarter of 2005, the Company entered into an interest rate swap agreement. The interest rate swap protects the Company against certain fluctuations in the LIBOR rate on $50.0 million of the Company’s variable rate debt under the senior credit facility. The effective date of the interest rate swap was August 26, 2005, and it expires on March 21, 2010. The interest rate swap effectively fixes the Company’s LIBOR interest rate on $50.0 million of variable rate debt at an interest rate of 4.49%. The Company has recognized the fair value of the interest rate swap as a long-term asset of approximately $1.1 million at June 30, 2007.
     At June 30, 2007, the Company was in compliance with all material covenants required by each long-term debt agreement.
7. Earnings Per Share
     Basic and diluted income per share are based on the weighted average number of common shares outstanding and the dilutive impact of outstanding options and warrants to purchase shares (net income in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Numerator for basic and diluted income per share:
Net income	$3,943	$5,902	$7,973	$10,479

Denominator:
Denominator for basic income per share weighted-average shares outstanding	21,714,631	21,507,247	21,691,393	21,484,492
Effect of dilutive securities:
Employee stock options	434,133	378,956	338,422	465,856
Warrants	30,939	35,656	29,865	36,727

Denominator for diluted income per share — adjusted weighted-average shares outstanding	22,179,703	21,921,859	22,059,680	21,987,075

Basic net income per share	$0.18	$0.27	$0.37	$0.49
Diluted net income per share	$0.18	$0.27	$0.36	$0.48
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
     The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48. Upon adoption of FIN No. 48, the Company recognized a $38,100 increase in the liability for uncertain tax positions, which was recorded as an adjustment to stockholders’ equity as of January 1, 2007. The Company has a $56,000 net liability recorded for uncertain tax positions as of June 30, 2007, included in other liabilities on the accompanying unaudited condensed consolidated balance sheet. Included in the $56,000 is approximately $14,000 related to penalties and interest. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $56,000. The Company does not anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months. It is the Company’s policy to recognize interest accrued and penalties, if any, related to unrecognized benefits as income tax expense in the Company’s statement of operations. The Company does not expect significant changes to its tax positions or

FIN No. 48 liability during the next twelve months. The Company’s U.S. Federal and state tax returns for tax years 2003 and subsequent remain subject to examination by the Internal Revenue Service and state taxing authorities.
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
Cautionary Note Regarding Forward-Looking Statements
     This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation:
•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with an affiliate of Crestview Partners, L.P.;

•	the outcome of legal proceedings instituted against Symbion and others following announcement of the merger agreement;

•	the inability to complete the merger as a result of the failure to obtain stockholder approval or the failure to satisfy other conditions to completion of the merger;

•	the failure to obtain the necessary debt financing arrangements set forth in commitment letters received in connection with the merger;

•	risks that the proposed transaction with Crestview disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger;

•	the ability to recognize the benefits of the merger;

•	the amount of the costs, fees, expenses and charges related to the merger and the actual terms of certain financings that will be obtained for the merger;

•	our dependence on payments from third-party payors, including governmental health care programs and managed care organizations;

•	our ability to acquire and develop additional surgical facilities on favorable terms and to integrate their business operations successfully;

•	our ability to enter into strategic alliances with health care systems and other health care providers that are leaders in their markets;

•	efforts to regulate the construction, acquisition or expansion of health care facilities;

•	our ability to attract and maintain good relationships with physicians who use our facilities;

•	our ability to enhance operating efficiencies at our surgical facilities and to control costs as the volume of cases performed at our facilities changes;

•	uncertainty associated with legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions;

•	our ability to comply with applicable laws and regulations, including physician self-referral laws and laws relating to illegal remuneration under the Medicare, Medicaid or other governmental programs;

•	our ability to comply with applicable corporate governance and financial reporting standards;

•	risks related to the Deficit Reduction Act of 2005, and other pending legislation, which could restrict our ability to operate our facilities licensed as hospitals and could adversely impact our reimbursement revenues;

•	the possibility of adverse changes in federal, state or local regulations affecting the health care industry;

•	the risk of changes to laws governing the corporate practice of medicine that may require us to restructure some of our relationships, which could result in a significant loss of revenues and divert other resources;

•	risks associated with the practice of some of our facilities in billing for services “out of network,” including the risk that out-of-network payments by some third-party payors may be reduced or eliminated and our facilities may be unable to negotiate satisfactory contracts with these payors;

•	efforts by certain states to reduce payments from workers’ compensation payors for services provided to injured workers;

•	our significant indebtedness and our ability to incur additional indebtedness;

•	our ability to obtain the capital required to operate our business and fund acquisitions and developments on favorable terms;

•	the intense competition for physicians, strategic relationships, acquisitions and managed care contracts, which may result in a decline in our revenues, profitability and market share;

•	the geographic concentration of our operations in certain states, which makes us particularly sensitive to regulatory, economic and other conditions in those states;

•	our dependence on our senior management; and

•	other risks and uncertainties described in this report or detailed from time to time in our filings with the Securities and Exchange Commission.
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

Executive Overview
     Our Company
     As of June 30, 2007, we owned and operated 49 surgical facilities including 46 ambulatory surgery centers and three hospitals. We also managed eight additional ambulatory surgery centers. We own a fifty percent or more interest in 36 of the 49 surgical facilities and consolidate 41 of these facilities for financial reporting purposes. We are reporting three of the 49 surgical facilities as discontinued operations and are not included in the 41 consolidated facilities. In general, physicians that utilize our surgical facilities own the remaining interests in our surgical facilities. In addition to our surgical facilities, we also manage two physician networks, including one physician network in a market in which we operate an ambulatory surgery center. We continue to focus on increasing cases at our same store facilities and acquiring facilities that we believe to have favorable growth potential. We continue to see increases in the number of cases performed in a majority of our same store facilities. We are also focused on developing new facilities.
      Between June 30, 2006 and June 30, 2007, we acquired an interest in one surgical facility. We consolidate for financial reporting purposes and have a majority interest in this surgical facility. We used a mixture of cash from operations and proceeds from our senior credit facility to acquire this interest. We also began the initial development of seven surgical facilities. We believe that our continued growth and success depends not only on acquiring and developing surgical facilities, but also on the increased performance of facilities that we already own and operate.
     On April 24, 2007, we announced that we had entered into an Agreement and Plan of Merger dated as of April 24, 2007 (the “Merger Agreement”) with Symbol Acquisition, L.L.C. (“Parent”) and Symbol Merger Sub, Inc. (“Acquisition”). Parent and Acquisition are affiliates of Crestview Partners, L.P. (“Crestview”). Pursuant to the terms of the Merger Agreement, Acquisition will merge with and into Symbion, with Symbion as the surviving corporation of the merger (the “Merger”). In the Merger, each share of our common stock, other than those held in the treasury of Symbion and those owned by Parent or Acquisition, and other than those shares with respect to which dissenters rights are properly exercised, will be converted into the right to receive $22.35 per share in cash, without interest. Consummation of the Merger is not subject to a financing condition, but it is subject to customary closing conditions including (i) the approval and adoption of the Merger Agreement by our stockholders, (ii) the absence of certain legal impediments to the consummation of the Merger and (iii) the receipt of certain state regulatory approvals.

     Revenues
     Our revenues consist of patient service revenues, physician service revenues and other service revenues. Patient service revenues are revenues from surgical procedures performed in each of the centers that we consolidate for financial reporting purposes. Physician service revenues are revenues from physician networks for which we have a contractual obligation to provide capital and other assets in addition to management services. Other service revenues consists of management and administrative service fees derived from the non-consolidated facilities that we account for under the equity method, management of surgical facilities in which we do not own an interest and management services we provide to physician networks for which we are not required to provide capital or other assets.
     Revenues consist of the following for the three and six months ended June 30, 2007 and 2006, respectively (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Patient service revenues	$72,818	$69,249	$146,242	$132,800
Physician service revenues	1,315	1,120	2,645	2,261
Other service revenues	2,537	3,132	5,003	5,936

Total revenues	$76,670	$73,501	$153,890	$140,997

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
     Some of our payments from third-party payors come from third-party payors with which our surgical facilities, including our centers in Texas and California, do not have a written contract. In those cases, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had our facility had a contract with the payor. We also submit a claim for the services to the payor along with full disclosure that our center has charged the patient an in-network patient responsibility amount. Historically, those third-party payors who do not have contracts with our surgical facilities have typically paid our claims at higher than comparable contracted rates. However, there is a growing trend for third-party payors, including those in Texas and California, to adopt out-of-network fee schedules which are more comparable to our contracted rates or to take other steps to discourage their enrollees from seeking treatment at out-of-network surgical facilities. Typically, we have seen an increase in volume of cases in those instances where we transition from out-of-network to in-network billing. However, we can provide no assurance that we will continue to see an increase in the volume of cases where we transition from out-of-network to in-network.
     In addition, several states, including South Carolina, have recently implemented workers’ compensation provider fee schedules, and other states have considered or have begun the process of developing a state workers’ compensation fee schedule for providers. In some cases, the fee schedule rates contain lower rates than our surgical facilities have historically been paid for the same services. Payments from workers’ compensation payors represented approximately 12% of our patient service revenues in the first six months of 2007 and 2006.
     The Medicare program’s ambulatory surgery center payment system has been the subject of recent Congressional action. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 directed the Centers for Medicare and Medicaid Services (“CMS”) to develop a new ambulatory surgery center payment system that is based on Medicare’s hospital outpatient department payment system. On July 12, 2007, CMS released a final rule to implement the new Medicare ambulatory surgery center payment system. Under the final rule, beginning on January 1, 2008, ambulatory surgery center payment rates will be based on the Ambulatory Payment Classifications that are used to group surgical procedures under the hospital outpatient prospective payment system (“OPPS”). CMS anticipates that under the new methodology, ambulatory surgery center payment rates for 2008 will be approximately 67% of the applicable OPPS rate. The final rule also provides that beginning in 2010, the ambulatory surgery center payment rate conversion factor will be updated by the rate of increase in the Consumer Price Index for urban consumers. In addition, the final rule adds 790 procedures to Medicare’s list of approved ambulatory surgery center procedures and authorizes ambulatory surgery centers to bill separately for certain ancillary procedures. The final rule does, however, limit reimbursement for surgical procedures that are added to the approved ambulatory surgery center procedure list on or after January 1, 2008, and that are commonly performed in physician offices, to the lesser of the non-facility practice expense payment under the Medicare physician fee schedule or the new ambulatory surgery center payment rates for those procedures. Under the final rule, the new ambulatory surgery center payment rates will be phased in over a four year period.
     New rules governing Medicare payments to our facilities licensed as hospitals have also been adopted recently. On August 2, 2007, CMS issued a final rule that, beginning in fiscal year 2008, replaces the hospital inpatient prospective payment system’s existing 538 diagnosis related groups (“DRGs”) with 745 Medicare Severity DRGs that are intended to better recognize each patient’s severity of illness. The new Medicare Severity DRGs are expected to increase payments to hospitals that treat more severely ill and costlier patients and decrease payments to hospitals that generally treat less severely ill persons.
     While difficult to predict, the ultimate impact of the changes to the Medicare program’s payment systems on our facilities’ performance will depend on a number of factors, including, but not limited to, each facility’s case mix and, in the case of our ambulatory surgery centers, our ability to realize increased volume once the list of approved ambulatory surgery center procedures is expanded. Moreover, additional legislation may be introduced in Congress to further refine Medicare’s payment systems, and we cannot predict whether any such legislation will pass.

     Case Mix
     The following table sets forth the percentage of cases in each specialty performed during the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Specialty
Ear, nose and throat	8%	8%	8%	8%
Gastrointestinal	25	27	25	27
General surgery	5	5	5	5
Obstetrics/gynecology	4	4	4	4
Ophthalmology	14	14	14	14
Orthopedic	16	17	16	17
Pain management	16	16	16	15
Plastic surgery	4	3	3	3
Other	8	6	9	7

Total	100%	100%	100%	100%

Case Growth
     Same Store Information
     We define same store facilities as those facilities that we owned an interest in and managed throughout the six months ended June 30, 2007 and 2006. We have not included the facilities that are reported as discontinued operations. The definition of same store facilities includes non-consolidated facilities and allows for comparability to other companies in our industry. The following table sets forth information from same store facilities including non-consolidated facilities for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Cases	62,610	61,154	118,310	112,639
Case Growth	2%	N/A	5%	N/A
Net patient service revenue per case	$1,285	$1,342	$1,290	$1,338
Net patient service revenue per case growth	(4)%	N/A	(4)%	N/A
Number of same store surgery centers	46	N/A	44	N/A
     For purposes of explaining changes in our consolidated financial results in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we refer to same store facilities excluding non-consolidated centers because the results of these centers are not included in revenues and other items in our consolidated financial results. Accordingly, the following table sets forth information from same store facilities excluding non-consolidated centers for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Cases	54,872	54,598	102,858	101,267
Case Growth	1%	N/A	2%	N/A
Net patient service revenue per case	$1,232	$1,267	$1,252	$1,264
Net patient service revenue per case growth	(3)%	N/A	(1)%	N/A
Number of same store surgery centers	40	N/A	38	N/A

     Consolidated Information
     The following table sets forth information from facilities that we consolidate for financial reporting purposes (which includes surgical facilities we have acquired or developed since January 1, 2006 and are therefore not included in the same store information provided above but excludes the surgical facilities reported as discontinued operations) for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Cases	55,568	53,920	110,241	104,111
Case Growth	3%	N/A	6%	N/A
Net patient service revenue per case	$1,310	$1,284	$1,327	$1,276
Net patient service revenue per case growth	2%	N/A	4%	N/A
Number of surgery centers operated as of end of period (1)	54	57	54	57
Number of consolidated surgery centers	41	42	41	42

(1)	Includes eight surgical facilities that we manage but in which we do not have an ownership interest.
Payor Mix
     The following table sets forth by type of payor the percentage of our patient service revenues generated for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Payor	2007	2006	2007	2006
Private insurance	74%	76%	74%	75%
Government	21	20	21	20
Self-pay	4	3	4	4
Other	1	1	1	1

Total	100%	100%	100%	100%

Discontinued Operations
     During the first quarter of 2007, we committed to a plan to divest our interest in three ambulatory surgery centers and our imaging center. The results of operations and the loss on the disposal of the interests in these centers, as well as the two ambulatory surgery centers we divested during 2006, are presented net of income taxes in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The accompanying consolidated financial statements have been reclassified to conform to this presentation for all periods presented. These required reclassifications of prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows. Revenues, the loss on operations before income taxes, the loss on operations, net of taxes, basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 related to discontinued operations were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues	$3,040	$4,679	$5,870	$9,952

Loss on operations before income taxes	$(202)	$(515)	$(856)	$(391)

Loss on operations, net of taxes	$(107)	$(316)	$(506)	$(241)
Gain on sale, net of taxes	132	—	132	—

Gain (loss) from discontinued operations, net of taxes	$25	$(316)	$(374)	$(241)

Basic loss per share — discontinued operations	$—	$(0.02)	$(0.01)	$(0.01)

Diluted loss per share — discontinued operations	$—	$(0.01)	$(0.02)	$(0.01)

Results of Operations
     The following tables contain unaudited summary statements of operations for each of the three and six months ended June 30, 2007 and 2006. The table also shows the percentage relationship to total revenues for the periods indicated:

	Three Months Ended June 30,
	2007		2006
		% of		% of
	Amount	Revenues	Amount	Revenues
	(unaudited)

Revenues	$76,670	100.0%	$73,501	100.0%
Cost of revenues	51,003	66.5	45,984	62.6
General and administrative expense	7,219	9.4	6,506	8.9
Depreciation and amortization	2,904	3.8	2,471	3.4
Provision for doubtful accounts	1,300	1.7	689	0.9
Income on equity investments	(236)	(0.3)	(727)	(1.0)
Impairment and loss on disposal of long-lived assets	229	0.3	527	0.6
Gain on sale of long-lived assets	(478)	(0.6)	(1,652)	(2.2)

Total operating expenses	61,941	80.8%	53,798	73.2%
Operating income	14,729	19.2	19,703	26.8
Minority interests in income of consolidated subsidiaries	(6,020)	(7.9)	(7,764)	(10.6)
Interest expense, net	(1,959)	(2.5)	(1,828)	(2.4)

Income before income taxes and discontinued operations	6,750	8.8	10,111	13.8
Provision for income taxes	2,832	3.7	3,893	5.3

Income from continuing operations	3,918	5.1	6,218	8.5
Gain (loss) from discontinued operations, net of taxes	25	—	(316)	(0.5)

Net income	$3,943	5.1%	$5,902	8.0%

	Six Months Ended June 30,
	2007		2006
		% of		% of
	Amount	Revenues	Amount	Revenues
	(unaudited)

Revenues	$153,890	100.0%	$140,997	100.0%
Cost of revenues	101,954	66.3	87,926	62.4
General and administrative expense	13,672	8.9	13,043	9.3
Depreciation and amortization	6,001	3.9	5,696	4.0
Provision for doubtful accounts	2,195	1.4	1,296	0.9
Income on equity investments	(199)	(0.1)	(973)	(0.7)
Impairment and loss on disposal of long-lived assets	245	0.1	566	0.4
Gain on sale of long-lived assets	(506)	(0.3)	(1,652)	(1.2)
Proceeds from insurance settlement, net	(161)	(0.1)	(410)	(0.3)
Proceeds from litigation settlement, net	—	—	(588)	(0.4)

Total operating expenses	123,201	80.1%	104,904	74.4%
Operating income	30,689	19.9	36,093	25.6
Minority interests in income of consolidated subsidiaries	(12,753)	(8.3)	(15,332)	(10.9)
Interest expense, net	(3,926)	(2.5)	(3,330)	(2.3)

Income before income taxes and discontinued operations	14,010	9.1	17,431	12.4
Provision for income taxes	5,663	3.7	6,711	4.8

Income from continuing operations	8,347	5.4	10,720	7.6
Gain (loss) from discontinued operations, net of taxes	(374)	(0.2)	(241)	(0.2)

Net income	$7,973	5.2%	$10,479	7.4%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     During the three months ended June 30, 2007, our revenues increased 4.3% to $76.7 million from $73.5 million for the three months ended June 30, 2006. Net income decreased to $3.9 million for the three months ended June 30, 2007 from $5.9 million for the three months ended June 30, 2006. Our financial results for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 reflect the addition of one surgical facility that we consolidate for financial reporting purposes. Our financial results for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 also reflect transaction costs related to our planned merger with Crestview and a higher effective tax rate as a result of the transaction costs.
     Revenues. Revenues for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 were as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	June 30, 2007	June 30, 2006	Variance	Variance
Patient service revenues:
Same store revenues	$64,537	$65,185	$(648)	(1.0)%
Revenue from other facilities	8,281	4,064	4,217	—

Total patient service revenues	72,818	69,249	3,569	5.2
Physician service revenues	1,315	1,120	195	17.4
Other service revenues	2,537	3,132	(595)	(19.0)

Total revenues	$76,670	$73,501	$3,169	4.3%

     For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those centers that are operational and that we consolidate for financial reporting purposes for both the three months ended June 30, 2007 and June 30, 2006. The decrease in same store revenues was the result of a 2.8% decrease in patient service revenues per case partially offset by an increase in same store cases of 0.5% during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This decrease in patient service revenues per case was primarily the result of the transition from out-of-network to in-network billing in Texas and California. As contracts were obtained with two major payors in each state, the facilities began recording contractual adjustments at the time of billing based on the contract terms. This change in billing methodology resulted in additional contractual adjustments recorded in the quarter ended June 30, 2007 to the estimated contractual adjustment allowance recorded in previous quarters related to the out-of-network services provided. Patient service revenues from other centers, which primarily includes revenues from surgical facilities we acquired or developed since January 1, 2006, increased by $4.2 million.
     Cost of Revenues. Cost of revenues for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	June 30, 2007	June 30, 2006	Variance	Variance
Same store cost of revenues	$44,246	$41,622	$2,624	6.3%
Cost of revenues from other facilities	6,757	4,362	2,395	—

Total cost of revenues	$51,003	$45,984	$5,019	10.9%

     Same store cost of revenues increased primarily due to an increase in labor costs as a result of the increase in cases. Same store cost of revenues also increased due to an increase in medical supplies and professional fees. Medical supplies increased primarily as a result of an increase in implant procedures performed during 2007 compared to 2006. These cases are typically higher acuity cases and therefore have higher medical supply costs. Professional fees increased primarily due to anesthesia services caused by a change in our billing methodology at certain surgical facilities. During the latter part of 2006, we began expensing costs for anesthesia services and billing the payors for these services. Cost of revenues from other centers, which primarily includes surgical facilities acquired or developed since January 1, 2006, increased by $2.4 million. As a percentage of revenues, total cost of revenues increased to 66.5% for the three months ended June 30, 2007 from 62.6% for the three months ended June 30, 2006.
     General and Administrative Expense. General and administrative expense increased to $7.2 million for the three months ended June 30, 2007 from $6.5 million for the three months ended June 30, 2006. General and administrative expense for 2007 includes approximately $1.2 million related to transaction costs incurred in connection with our planned merger with Crestview. As a percentage of revenues, general and administrative expense increased to 9.4% for the three months ended June 30, 2007 from 8.9% for the three months ended June 30, 2006.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was as follows (in thousands):

	Three Months Ended	Three Months Ended	Dollar	Percent
	June 30, 2007	June 30, 2006	Variance	Variance
Same store depreciation and amortization	$2,722	$1,980	$742	37.5%
Depreciation and amortization from other facilities	182	491	(309)	—

Total depreciation and amortization	$2,904	$2,471	$433	17.5%

     For the three months ended June 30, 2007, depreciation and amortization from other facilities included a reduction of approximately $193,000 related to a change in depreciation estimates at an ambulatory surgery center we acquired during 2006. For the three months ended June 30, 2006, same store depreciation and amortization included a reduction of $664,500 related to a change in depreciation estimates. As a percentage of revenues, depreciation and amortization expense increased to 3.8% for the three months ended June 30, 2007 from 3.4% for the three months ended June 30, 2006.
     Provision for Doubtful Accounts. Provision for doubtful accounts increased to $1.3 million for the three months ended June 30, 2007 from $689,000 for the three months ended June 30, 2006. As a percentage of revenues, the provision for doubtful accounts increased to 1.7% for the three months ended June 30, 2007 from 0.9% for the three months ended June 30, 2006.
     Gain on Sale of Long-Lived Assets. Gain on sale of long-lived assets for the three months ended June 30, 2007 and June 30, 2006 primarily represents the gain we recognized on the sale of a portion of our ownership interests in certain surgery centers.
     Operating Income. Operating income decreased 25.2% to $14.7 million for the three months ended June 30, 2007 from $19.7 million for the three months ended June 30, 2006. Operating income for 2007 included $1.2 million of transaction costs related to our planned merger with Crestview. Operating income was also impacted by lower margins relating to higher acuity cases and the transition from out-of-network to in-network billing in Texas and California. As a percentage of revenues, operating income decreased to 19.2% for the three months ended June 30, 2007 from 26.8% for the three months ended June 30, 2006.
     Minority Interests in Income of Consolidated Subsidiaries. Minority interests expense represents the portion of a facility’s net income that is attributable to the facility’s minority owners. Consequently, as the net income of a facility increases or as our ownership percentage decreases, the corresponding minority interest expense will increase. Minority interests in income of consolidated subsidiaries for same store facilities decreased as a result of increased labor costs, higher medical supplies and a decrease in revenue per case as a result of our transition from out-of-network to in-network billing during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. As a percentage of revenues, minority interests in income from consolidated subsidiaries decreased to 7.9% for the three months ended June 30, 2007 from 10.6% for the three months ended June 30, 2006.
     Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $2.0 million for the three months ended June 30, 2007 from $1.8 million for the three months ended June 30, 2006. Our outstanding debt under the senior credit facility was $116.0 million at June 30, 2007 and June 30, 2006.
     Provision for Income Taxes. The provision for income taxes decreased to $2.8 million for the three months ended June 30, 2007 from $3.9 million for the three months ended June 30, 2006. The decrease was a result of decreased income before income taxes. Our effective tax rate was 42.0% for the three months ended June 30, 2007 compared to 38.5% for the three months ended June 30, 2006. The increase in the effective tax rate is a result of the transaction costs incurred related to the planned merger with Crestview. Since these costs are not deductible for tax purposes, the costs increase our effective tax rate. We anticipate our effective tax rate for the twelve months ended December 31, 2007 will be approximately 40.4%.
     Income from Continuing Operations. Income from continuing operations decreased to $3.9 million for the three months ended June 30, 2007 from $6.2 million for the three months ended June 30, 2006. Income from continuing operations decreased primarily as a result of increased labor costs, higher medical supplies and the transition from out-of-network to in-network billing in Texas and California. This decrease was partially offset as a result of surgical facilities acquired or developed since January 1, 2006.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     During the six months ended June 30, 2007, our revenues increased 9.1% to $153.9 million from $141.0 million for the six months ended June 30, 2006. Net income decreased to $8.0 million for the six months ended June 30, 2007 from $10.5 million for the six months ended June 30, 2006. Our financial results for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 reflect the addition of one surgical facility that we consolidate for financial reporting purposes. Our financial results for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 also reflect revenue growth at our existing centers, transaction costs related to our planned merger with Crestview and a higher effective tax rate as a result of the transaction costs.

     Revenues. Revenues for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 were as follows (in thousands):

	Six Months Ended	Six Months Ended	Dollar	Percent
	June 30, 2007	June 30, 2006	Variance	Variance
Patient service revenues:
Same store revenues	$128,792	$127,996	$796	0.6%
Revenue from other facilities	17,450	4,804	12,646	—

Total patient service revenues	146,242	132,800	13,442	10.1
Physician service revenues	2,645	2,261	384	17.0
Other service revenues	5,003	5,936	(933)	(15.7)

Total revenues	$153,890	$140,997	$12,893	9.1%

     For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those centers that are operational and that we consolidate for financial reporting purposes for both the six months ended June 30, 2007 and June 30, 2006. The increase in same store revenues was the result of a 1.6% increase in same store cases partially offset by a 1.0% decrease in patient service revenues per case during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This decrease in patient service revenues per case was primarily the result of the transition from out-of-network to in-network billing in Texas and California. As contracts were obtained with two major payors in each state, the facilities began recording contractual adjustments at the time of billing based on the contract terms. This change in billing methodology resulted in additional contractual adjustments recorded in the current year to the estimated contractual adjustment allowance recorded in previous quarters related to the out-of-network services provided. Patient service revenues from other centers, which primarily includes revenues from surgical facilities we acquired or developed since January 1, 2006, increased by $12.6 million.
     Cost of Revenues. Cost of revenues for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was as follows (in thousands):

	Six Months Ended	Six Months Ended	Dollar	Percent
	June 30, 2007	June 30, 2006	Variance	Variance
Same store cost of revenues	$87,587	$81,764	$5,823	7.1%
Cost of revenues from other facilities	14,367	6,162	8,205	—

Total cost of revenues	$101,954	$87,926	$14,028	16.0%

     Same store cost of revenues increased primarily due to an increase in labor costs as a result of the increase in cases. Same store cost of revenues also increased due to an increase in medical supplies and professional fees. Medical supplies increased primarily as a result of an increase in implant procedures performed during 2007 compared to 2006. These cases are typically higher acuity cases and therefore have higher medical supply costs. Professional fees increased primarily due to anesthesia services caused by a change in our billing methodology at certain surgical facilities. During the latter part of 2006, we began expensing costs for anesthesia services and billing the payors for these services. Cost of revenues from other centers, which primarily includes surgical facilities acquired or developed since January 1, 2006, increased by $8.2 million. As a percentage of revenues, total cost of revenues increased to 66.3% for the six months ended June 30, 2007 from 62.4% for the six months ended June 30, 2006.
     General and Administrative Expense. General and administrative expense increased to $13.7 million for the six months ended June 30, 2007 from $13.0 million for the six months ended June 30, 2006. General and administrative expense for 2007 compared to 2006 includes a decrease in incentive compensation expense of approximately $1.5 million. The incentive compensation expense was based on certain of our operating and financial metric expectations. General and administrative expense for 2007 includes approximately $1.2 million related to transaction costs incurred in connection with our planned merger with Crestview. As a percentage of revenues, general and administrative expense decreased to 8.9% for the six months ended June 30, 2007 from 9.3% for the six months ended June 30, 2006.
     Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was as follows (in thousands):

	Six Months Ended	Six Months Ended	Dollar	Percent
	June 30, 2007	June 30, 2006	Variance	Variance
Same store depreciation and amortization	$5,503	$4,818	$685	14.2%
Depreciation and amortization from other facilities	498	878	(380)	—

Total depreciation and amortization	$6,001	$5,696	$305	5.4%

     For the six months ended June 30, 2006, same store depreciation and amortization included a reduction of $415,000 related to a change in depreciation estimates. Depreciation and amortization from other facilities included a reduction of approximately $465,000 related to a change in depreciation estimates at an ambulatory surgery center we acquired during 2006. As a percentage of revenues, depreciation and amortization expense decreased to 3.9% for the six months ended June 30, 2007 from 4.0% for the six months ended June 30, 2006.
     Provision for Doubtful Accounts. Provision for doubtful accounts increased to $2.2 million for the six months ended June 30, 2007 from $1.3 million for the six months ended June 30, 2006. As a percentage of revenues, the provision for doubtful accounts increased to 1.4% for the six months ended June 30, 2007 from 0.9% for the six months ended June 30, 2006.
     Gain on Sale of Long-Lived Assets. Gain on sale of long-lived assets for the six months ended June 30, 2007 and June 30, 2006 primarily represents the gain we recognized on the sale of a portion of our ownership interests in certain surgery centers.
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
     Operating Income. Operating income decreased 15.0% to $30.7 million for the six months ended June 30, 2007 from $36.1 million for the six months ended June 30, 2006. Operating income for 2007 included $1.2 million of transaction costs related to our planned merger with Crestview. Operating income was impacted by lower margins relating to higher acuity cases and the transition from out-of-network to in-network billing in Texas and California. Operating income also included the change in depreciation estimates and the gain on sale of long-lived assets. As a percentage of revenues, operating income decreased to 19.9% for the six months ended June 30, 2007 from 25.6% for the six months ended June 30, 2006.
     Minority Interests in Income of Consolidated Subsidiaries. Minority interests expense represents the portion of a facility’s net income that is attributable to the facility’s minority owners. Consequently, as the net income of a facility increases or as our ownership percentage decreases, the corresponding minority interest expense will increase. Minority interests in income of consolidated subsidiaries for same store facilities decreased as a result of increased labor costs, higher medical supplies and a decrease in revenue per case as a result of our transition from out-of-network to in-network billing during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. As a percentage of revenues, minority interests in income from consolidated subsidiaries decreased to 8.3% for the six months ended June 30, 2007 from 10.9% for the six months ended June 30, 2006.

     Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $3.9 million for the six months ended June 30, 2007 from $3.3 million for the six months ended June 30, 2006 primarily due to higher average borrowing levels and an increase in interest rates during 2007 compared to 2006.
     Provision for Income Taxes. The provision for income taxes decreased to $5.7 million for the six months ended June 30, 2007 from $6.7 million for the six months ended June 30, 2006. The decrease was a result of decreased income before income taxes. Our effective tax rate was 40.2% for the six months ended June 30, 2007 compared to 38.5% for the six months ended June 30, 2006. The increase in the effective tax rate is a result of the transaction costs incurred related to the planned merger with Crestview. Since these costs are not deductible for tax purposes, the costs increase our effective tax rate. We anticipate our effective tax rate for the twelve months ended December 31, 2007 will be approximately 40.4%.
     Income from Continuing Operations. Income from continuing operations decreased to $8.3 million for the six months ended June 30, 2007 from $10.7 million for the six months ended June 30, 2006. Income from continuing operations decreased primarily as a result of increased labor costs, higher medical supplies and the transition from out-of-network to in-network billing in Texas and California. Also affecting our 2006 income from continuing operations was the proceeds from insurance and litigation settlements and the gain on sale of fixed assets.
Liquidity and Capital Resources
Cash Flow Statement Information
     We generated operating cash flow from continuing operations of $13.9 million during the six months ended June 30, 2007 compared to $15.5 million for the six months ended June 30, 2006. Operating cash flow from continuing operations includes distributions to minority partners of $12.6 million for the six months ended June 30, 2007 compared to $12.5 million for the six months ended June 30, 2006. Operating cash flows from continuing operations also includes income tax payments of $6.8 million for the six months ended June 30, 2007 compared to $5.1 million for the six months ended June 30, 2006. Net cash used in investing activities from continuing operations during the six months ended June 30, 2007 was $3.6 million compared to $31.4 million for the six months ended June 30, 2006. Net cash used in investing activities from continuing operations primarily includes cash paid for acquisitions and purchases of property and equipment. Cash paid for acquisitions, net of cash acquired, during the six months ended June 30, 2006 was $24.0 million. Cash paid for property and equipment was $5.2 million for the six months ended June 30, 2007 compared to $6.4 million for the six months ended June 30, 2006. Cash paid for property and equipment during the six months ended June 30, 2006 includes construction projects at several of our surgical facilities including costs associated with moving one of our centers to a replacement facility and converting another facility from a single specialty center to a multi-specialty center. Cash from financing activities from continuing operations during the six months ended June 30, 2007 was a net use of $9.4 million compared to $21.1 million provided by financing activities from continuing operations for the six months ended June 30, 2006. Cash flows from financing activities from continuing operations primarily relate to borrowings and payments under our senior credit facility. During the six months ended June 30, 2007, we received approximately $15.5 million of proceeds under our senior credit facility, and we made principal payments of approximately $27.2 million related to our senior credit facility during the same period. For the six months ended June 30, 2006, we received approximately $28.8 million of proceeds under our senior credit facility, and we made principal payments of approximately $10.0 million during the same period.
Long-Term Debt
     In April 2006, we amended our senior credit facility to increase our borrowing capacity from $150.0 million to $195.0 million. We are the borrower under the senior credit facility and all of our active wholly-owned subsidiaries are guarantors. Under the terms of the senior credit facility, entities that become wholly-owned subsidiaries must also guarantee the debt.
     The senior credit facility provides senior secured financing of up to $195.0 million through a revolving credit line. Up to $2.0 million of the senior credit facility is available for the issuance of standby letters of credit, and up to $5.0 million of the senior credit facility is available for swing line loans. The swing line loans are made available by

Bank of America as the swing line lender on a same-day basis in minimum principal amounts of $100,000 and integral multiples of $100,000 in excess thereof. We are required to repay each swing line loan in full upon the demand of the swing line lender. The senior credit facility terminates and is due and payable on March 21, 2010. At June 30, 2007 and December 31, 2006, we had $116.0 million and $129.0 million, respectively, of outstanding debt under the senior credit facility. At our option, loans under the senior credit facility bear interest at Bank of America’s base rate or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin. Both the applicable base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our consolidated funded indebtedness to consolidated EBITDA. At June 30, 2007, the interest rate on the borrowings, which consists of LIBOR plus the applicable Eurodollar rate margin, under the senior credit facility ranged from 6.57% to 6.61%.
     During the third quarter of 2005, we entered into an interest rate swap agreement. The interest rate swap protects us against certain fluctuations in the LIBOR rate on $50.0 million of our variable rate debt under the senior credit facility. The effective date of the interest rate swap was August 26, 2005, and it expires on March 21, 2010. The interest rate swap effectively fixes our LIBOR interest rate on $50.0 million of variable rate debt at an interest rate of 4.49%.
     At June 30, 2007, we were in compliance with all material covenants required by each long-term debt agreement.
Earnings Before Interest, Taxes, Depreciation and Amortization
     EBITDA decreased to $11.6 million for the three months ended June 30, 2007 from $14.4 million for the three months ended June 30, 2006. This decrease in EBITDA was the result of higher labor costs, increased medical supply costs and transaction costs incurred during the three months ended June 30, 2007.
     EBITDA decreased to $23.9 million for the six months ended June 30, 2007 from $26.5 million for the six months ended June 30, 2006. This decrease in EBITDA was the result of higher labor costs, increased medical supply costs and transaction costs incurred during the six months ended June 30, 2007. EBITDA for the three months ended June 30, 2006 was also higher because of the proceeds from litigation and insurance settlements that we received and the gain on sale of long-lived assets during 2006.
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

     The following table reconciles EBITDA to net cash provided by operating activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
EBITDA	$11,613	$14,410	$23,937	$26,457
Depreciation and amortization	(2,904)	(2,471)	(6,001)	(5,696)
Interest expense, net	(1,959)	(1,828)	(3,926)	(3,330)
Income taxes	(2,832)	(3,893)	(5,663)	(6,711)
Gain (loss) on discontinued operations, net of taxes	25	(316)	(374)	(241)

Net income	3,943	5,902	7,973	10,479
Depreciation and amortization	2,904	2,471	6,001	5,696
Non-cash compensation expense	878	1,082	1,787	2,174
Non-cash gains and losses	201	(1,125)	(289)	(1,086)
Minority interests in income of consolidated subsidiaries	6,020	7,764	12,753	15,332
Income taxes	2,832	3,893	5,663	6,711
Distributions to minority partners	(6,201)	(6,654)	(12,600)	(12,497)
Income on equity investments	(236)	(727)	(199)	(973)
Provision for doubtful accounts	1,300	689	2,195	1,296
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(2,003)	(2,164)	(1,309)	(2,756)
Other assets and liabilities	(2,135)	(2,463)	(8,122)	(8,872)

Net cash provided by operating activities — continuing operations	$7,503	$8,668	$13,853	$15,504

Summary
     We believe that existing funds, cash flows from operations and borrowings under our senior credit facility will provide sufficient liquidity for the next 12 to 18 months. We will need to incur additional debt or issue additional equity or debt securities in the future to fund our acquisitions and development projects. We cannot be assured that capital will be available on acceptable terms, if at all. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program. Our ability to meet our funding needs could be adversely affected if we suffer adverse results from our operations, or if we violate the covenants and restrictions to which we are subject under our senior credit facility.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At June 30, 2007, $116.0 million of our total long-term debt was subject to variable rates of interest, while the remaining $9.6 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $1.2 million. The fair value of our long-term debt, based on a discounted cash flow analysis, approximates its carrying value as of June 30, 2007.

Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely manner.
(b)	Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are aware of two lawsuits filed in connection with our planned merger with Crestview. On May 17, 2007, C. Steadman Morris, III filed a class action petition in the Circuit Court for Davidson County, Tennessee against Symbion and all of the directors of Symbion. On May 29, 2007, the plaintiff filed to have the lawsuit voluntarily dismissed without prejudice, and an order of dismissal was granted on June 5, 2007.
     On May 30, 2007, Tracy Swiderski filed a class action petition in the Chancery Court for Davidson County, Tennessee against Symbion and all of the directors of Symbion. On July 23, 2007, attorneys for Ms. Swiderski filed an amended complaint alleging, among other things, that the Symbion directors breached their fiduciary duties to Symbion’s stockholders in approving the merger agreement and that the Symbion directors engaged in self-dealing. In addition, the amended complaint alleges that the proxy statement relating to the merger that we filed with the Securities and Exchange Commission does not provide full disclosure of all material information. The relief sought under the amended complaint includes, among other things, class certification, an injunction preventing the merger, and the awarding of attorneys’ fees to the plaintiff.
     Management believes that the lawsuit is without merit and plans to defend it vigorously. Additional lawsuits pertaining to the proposed merger could be filed in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     For the three months ended June 30, 2007, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The transaction described below was conducted in reliance upon the exemptions from registration provided in Sections 3(b) and 4(2) of the Securities Act and Regulation D and the other rules and regulations promulgated thereunder. The issuance was made without the use of an underwriter, and the certificate and other documentation evidencing the securities issued in connection with this transaction bear a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.
•	On April 26, 2007, we issued 453 shares of our common stock to an individual who holds an ownership interest in one of our surgical facilities in a cashless exercise of warrants.
Item 4. Submission of Matters to a Vote of Security Holders.
     At the Annual Meeting of Stockholders held on May 8, 2007, the following proposals were submitted to stockholders with the following results:
1.	Election of Class II directors to hold office until the Annual Meeting of Stockholders in 2010:

	Number of Shares
	For	Withheld
Eve M. Kurtin	15,446,049	87,500
Clifford G. Adlerz	15,383,690	149,859
2.	Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2007:

Number
of Shares
For	15,303,659
Against	229,890
Abstain	—
Item 6. Exhibits.

No.		Description

2.1	—	Agreement and Plan of Merger dated as of April 24, 2007 by and among Symbion, Inc., Symbol Acquisition, L.L.C. and Symbol Merger Sub, Inc. (a)

3.1	—	Certificate of Incorporation (b)

3.2	—	Certificate of Amendment to Certificate of Incorporation (c)

3.3	—	Certificate of Retirement of Stock (d)

3.4	—	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (b)

3.5	—	Certificate of Designation of Series A Junior Participating Preferred Stock (c)

3.6	—	Bylaws (b)

4.1	—	Form of Common Stock Certificate (b)

4.2	—	Amended and Restated Investors’ Rights Agreement, dated as of June 25, 1999, among Symbion, Inc. and the security holders named therein (e)

4.3	—	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of August 11, 1999, among Symbion, Inc. and the security holders named therein (e)

4.4	—	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2002, among Symbion, Inc. and the security holders named therein (e)

4.5	—	Form of Warrant for the purchase of shares of Symbion, Inc. common stock (e)

4.6	—	Rights Agreement, dated as of February 6, 2004, between Symbion, Inc. and SunTrust Bank (f)

4.7	—	First Amendment to Rights Agreement, dated April 24, 2007, by and between Symbion, Inc. and Computershare Trust Company, N.A., as successor to SunTrust Bank, as Rights Agent (a)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 24, 2007 (File No. 000-50574).

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110555).

(c)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-113272).

(d)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(e)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554).

(f)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2004 (File No. 000-50574).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Symbion, Inc.
By:	/s/ Kenneth C. Mitchell
Kenneth C. Mitchell
Chief Financial Officer and Senior Vice President of Finance (principal financial and accounting officer)

Date: August 7, 2007

Exhibit Index

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