Form 10-Q
period 2008-09-30
SYMBION INC/TN
filed 2008-11-13
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  000-50574

Symbion, Inc.

(Exact name of registrant as specified in its charter)

Delaware	62-1625480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Burton Hills Boulevard, Suite 500

Nashville, Tennessee 37215

(Address of principal executive offices and zip code)

(615) 234-5900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 10, 2008, 1,000 shares of registrant’s common stock were outstanding.

SYMBION, INC.

FORM 10-Q

November 13, 2008

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SYMBION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,581	$44,656
Accounts receivable, less allowance for doubtful accounts of $16,738 and $18,202, respectively	34,636	33,958
Inventories	9,021	8,479
Prepaid expenses and other current assets	14,645	14,989
Income tax receivable	701	4,053
Current assets of discontinued operations	1,067	1,064
Total current assets	97,651	107,199
Land	2,938	3,556
Buildings and improvements	51,183	42,097
Furniture and equipment	45,799	39,157
Computers and software	1,736	1,574
	101,656	86,384
Less accumulated depreciation	(11,377)	(4,890)
Property and equipment, net	90,279	81,494
Intangible assets, net	19,570	—
Goodwill	541,243	548,136
Investments in and advances to affiliates	13,795	17,082
Other assets	12,116	10,804
Long-term assets of discontinued operations	2,928	4,098
Total assets	$777,582	$768,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,372	$5,324
Accrued payroll and benefits	8,080	7,269
Other accrued expenses	17,306	14,683
Deferred income tax payable	—	170
Current maturities of long-term debt	12,059	8,029
Current liabilities of discontinued operations	727	1,107
Total current liabilities	43,544	36,582
Long-term debt, less current maturities	436,862	428,925
Deferred income tax payable	17,794	24,042
Other liabilities	9,941	10,930
Long-term liabilities of discontinued operations	188	146
Minority interests	39,344	34,902

Stockholders’ equity:
Common stock, 1,000 shares, $0.01 par value, authorized at September 30, 2008 and at December 31, 2007; 1,000 shares issued and outstanding at September 30, 2008 and at December 31, 2007	—	—
Additional paid-in-capital	240,491	238,701
Accumulated other comprehensive loss	(2,436)	(2,188)
Retained deficit	(8,146)	(3,227)
Total stockholders’ equity	229,909	233,286
Total liabilities and stockholders’ equity	$777,582	$768,813

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	Three Months Ended September 30, 2008	August 24, 2007 to September 30, 2007	July 1, 2007 to August 23, 2007 (Predecessor)	Three Months Ended September 30, 2007 (Combined)
Revenues	$83,570	$29,299	$43,775	$73,074
Operating expenses:
Salaries and benefits	23,389	8,464	12,921	21,385
Supplies	16,919	6,141	8,807	14,948
Professional and medical fees	4,908	2,006	2,718	4,724
Rent and lease expense	5,573	2,071	2,896	4,967
Other operating expenses	6,750	2,564	3,545	6,109
Cost of revenues	57,539	21,246	30,887	52,133
General and administrative expense	6,175	2,368	11,311	13,679
Depreciation and amortization	3,947	1,359	1,918	3,277
Provision for doubtful accounts	1,403	219	496	715
(Income) loss on equity investments	(450)	73	205	278
Loss on disposal of long-lived assets	675	20	74	94
Gain on sale of long-lived assets	(42)	—	(90)	(90)
Merger transaction expenses	—	—	6,499	6,499
Total operating expenses	69,247	25,285	51,300	76,585
Operating income (loss)	14,323	4,014	(7,525)	(3,511)
Minority interests in income of consolidated subsidiaries	(5,444)	(1,587)	(2,903)	(4,490)
Interest expense, net	(11,293)	(4,662)	(1,302)	(5,964)
Loss before income taxes and discontinued operations	(2,414)	(2,235)	(11,730)	(13,965)
Benefit for income taxes	(1,053)	(832)	(1,646)	(2,478)
Loss from continuing operations	(1,361)	(1,403)	(10,084)	(11,487)
Loss from discontinued operations, net of taxes	(468)	(106)	(64)	(170)
Net loss	$(1,829)	$(1,509)	$(10,148)	$(11,657)

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30, 2008	August 24, 2007 to September 30, 2007	January 1, 2007 to August 23, 2007 (Predecessor)	Nine Months Ended September 30, 2007 (Combined)
Revenues	$247,184	$29,299	$197,665	$226,964
Operating expenses:
Salaries and benefits	67,823	8,464	54,048	62,512
Supplies	49,921	6,141	39,103	45,244
Professional and medical fees	14,049	2,006	12,120	14,126
Rent and lease expense	16,615	2,071	12,297	14,368
Other operating expenses	19,521	2,564	15,273	17,837
Cost of revenues	167,929	21,246	132,841	154,087
General and administrative expense	18,816	2,368	23,961	26,329
Depreciation and amortization	11,169	1,359	7,920	9,279
Provision for doubtful accounts	2,579	219	2,691	2,910
(Income) loss on equity investments	(1,152)	73	5	78
Loss on disposal of long-lived assets	1,147	20	319	339
Gain on sale of long-lived assets	(710)	—	(596)	(596)
Proceeds from insurance settlement, net	—	—	(161)	(161)
Merger transaction expenses	—	—	7,522	7,522
Total operating expenses	199,778	25,285	174,502	199,787
Operating income	47,406	4,014	23,163	27,177
Minority interests in income of consolidated subsidiaries	(18,243)	(1,587)	(15,656)	(17,243)
Interest expense, net	(32,497)	(4,662)	(5,228)	(9,890)
(Loss) income before income taxes and discontinued operations	(3,334)	(2,235)	2,279	44
(Benefit) provision for income taxes	(705)	(832)	4,016	3,184
Loss from continuing operations	(2,629)	(1,403)	(1,737)	(3,140)
Loss from discontinued operations, net of taxes	(2,290)	(106)	(438)	(544)
Net loss	$(4,919)	$(1,509)	$(2,175)	$(3,684)

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share amounts)

(unaudited)

	Symbion, Inc. Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2007 (Audited)	1,000	$—	$238,701	$(2,188)	$(3,227)	$233,286
Amortized compensation expense related to stock options	—	—	1,790	—	—	1,790
Unrealized loss on interest rate swap, net of taxes	—	—	—	(248)	—	(248)
Net loss, January 1, 2008 through September 30, 2008	—	—	—	—	(4,919)	(4,919)
Balance at September 30, 2008	1,000	$—	$240,491	$(2,436)	$(8,146)	$229,909

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30, 2008	August 24, 2007 to September 30, 2007	January 1, 2007 to August 23, 2007 (Predecessor)	Nine Months Ended September 30, 2007 (Combined)
Cash flows from operating activities:
Net loss	$(4,919)	$(1,509)	$(2,175)	$(3,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,169	1,359	7,920	9,279
Amortization of deferred financing costs	3,985	558	322	880
Non-cash payment-in-kind interest option	9,753	—	—	—
Non-cash stock option compensation expense	1,790	125	10,337	10,462
Non-cash gains (losses)	25	21	(305)	(284)
Minority interests	18,243	1,587	15,656	17,243
Deferred income taxes	(2,870)	29	13,637	13,666
Distributions to minority partners	(16,457)	(1,023)	(17,185)	(18,208)
Equity in earnings of unconsolidated affiliates, net of distributions received	237	73	5	78
Provision for doubtful accounts	2,579	219	2,691	2,910
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(2,495)	1,194	(166)	1,028
Income tax receivable	2,216	(947)	(10,402)	(11,349)
Other assets and liabilities	4,223	(619)	(5,086)	(5,705)
Net cash provided by operating activities – continuing operations	27,479	1,067	15,249	16,316
Net cash provided by operating activities – discontinued operations	1,665	263	462	725
Net cash provided by operating activities	29,144	1,330	15,711	17,041
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(15,822)	(3,993)	(14,981)	(18,974)
Purchases of property and equipment, net	(12,372)	(4,505)	(7,664)	(12,169)
Change in other assets	349	(182)	(9,646)	(9,828)
Other investing	—	(101)	(1,497)	(1,598)
Net cash used in investing activities – continuing operations	(27,845)	(8,781)	(33,788)	(42,569)
Net cash used in investing activities – discontinued operations	(317)	(14)	(36)	(50)
Net cash used in investing activities	(28,162)	(8,795)	(33,824)	(42,619)
Cash flows from financing activities:
Principal payments on long-term debt	(16,476)	(89)	(161,555)	(161,644)
Proceeds from debt issuances	12,291	482	458,597	459,079
Repayment of bridge facility	(179,937)	—	—	—
Payment of debt issuance costs	(4,739)	—	—	—
Proceeds from issuance of toggle notes	179,937	—	—	—
Proceeds from capital contributions by minority partners	—	143	2,241	2,384
Payment of merger costs incurred by Symbion Holdings Corporation	—	—	(6,528)	(6,528)
Cash paid to shareholders	—	—	(490,510)	(490,510)
Proceeds from issuance of common stock, net of issuance costs	—	—	239,085	239,085
Proceeds from sale of units	219	—	—	—
Other financing activities	795	(823)	250	(573)
Net cash (used in) provided by financing activities – continuing operations	(7,910)	(287)	41,580	41,293
Net cash used in financing activities – discontinued operations	(147)	(3)	(29)	(32)
Net cash (used in) provided by financing activities	(8,057)	(290)	41,551	41,261
Net (decrease) increase in cash and cash equivalents	(7,075)	(7,755)	23,438	15,683
Cash and cash equivalents at beginning of period	44,656	50,347	26,909	26,909
Cash and cash equivalents at end of period	$37,581	$42,592	$50,347	$42,592

SYMBION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

1.              Organization

Symbion, Inc. (the “Company”),  through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and physician groups, hospitals and hospital systems.  As of September 30, 2008, the Company owned and operated 58 surgical facilities, including 55 ambulatory surgery centers and three surgical hospitals, and managed nine additional ambulatory surgery centers and two physician networks.  The Company owns a majority ownership interest in 40 of its 58 surgical facilities and consolidates 49 of these surgical facilities for financial reporting purposes, of which 47 are included in continuing operations.

On August 23, 2007, the Company was acquired by an investment group led by an affiliate of Crestview Partners, L.P. (“Crestview”).  As a result of this merger (the “Merger”), the Company no longer has publically traded equity securities.  The Company is a wholly owned subsidiary of Symbion Holdings Corporation (“Parent”), which is owned by an investor group that includes affiliates of Crestview, members of the Company’s management and other investors.  The Company’s financial position and the results of operations prior to the merger are presented separately in the consolidated financial statements as “Predecessor” financial statements.  Due to the merger, which substantially increased the Company’s debt and interest expense, and to the revaluation of assets and liabilities as a result of purchase accounting associated with the Merger, the pre-merger financial statements are for comparison purposes only as they represent combining of a different basis of accounting.

2.              Significant Accounting Policies and Practices

Basis of Presentation and Use of Estimates

The Company maintains its books and records on the accrual basis of accounting, and the accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s December 31, 2007 audited consolidated financial statements.  It is management’s opinion that the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes.  Examples include, but are not limited to, estimates of accounts receivable allowances, professional and general liabilities and the estimate of deferred tax assets or liabilities.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All adjustments are of a normal, recurring nature.  Actual results could differ from those estimates.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business.  The physician limited partners and physician minority members of the entities that the Company controls are responsible for the supervision and delivery of medical services.  The governance rights of limited partners and minority members are restricted to those that protect their financial interests.  Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach of the partnership or operating agreement, gross negligence or bankruptcy.  These protective rights do not preclude consolidation of the respective partnerships and limited liability companies.  The condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary.  The variable interest entities are surgical facilities located in the states of Florida and New

York.  The accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007 include assets of $17.0 million and $14.1 million, respectively, and liabilities of $6.8 million and $3.9 million, respectively, related to the variable interest entities.  All significant intercompany balances and transactions are eliminated in consolidation.

Fair Value of Financial Instruments

In estimating fair value disclosures for cash, accounts receivable and accounts payable, the carrying amounts reported in the accompanying condensed consolidated balance sheets approximate fair value because of their short-term nature.  For long-term debt and capitalized leases, the carrying amounts reported in the accompanying condensed consolidated balance sheets approximate fair value based upon the borrowing rates available to the Company.

Accounts Receivable

Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients.  The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies.  Concentration of credit risk with respect to other payors is limited because of the large number of such payors.  Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value.  The Company does not require collateral for private pay patients.  Accounts receivable at September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30, 2008	December 31, 2007
Surgical facilities	$33,961	$33,083
Physician networks	675	875
Total	$34,636	$33,958

The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgical facilities as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Private insurance	55%	60%
Government	18	12
Self-pay	17	19
Other	10	9
Total	100%	100%

The Company’s policy is to review the standard aging schedule, by surgical facility, to determine the appropriate provision for doubtful accounts.  This review is supported by an analysis of the actual net revenues, contractual adjustments and cash collections received.  If the Company’s internal collection efforts are unsuccessful, the Company manually reviews the patient accounts.  An account is written off only after the Company has pursued collection with legal or collection agency assistance or otherwise deemed an account to be uncollectible.

Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2007	$548,136
Purchase price allocations	$12,993
Identified intangible assets	$(19,570)
Disposals	(316)
Balance March 31, 2008	$541,243

The purchase price allocations of $13.0 million relate to the Company’s purchase of ownership interest in various surgical facilities during the nine months ended September 30, 2008, as well as a reduction of goodwill of $1.7 million related to the Merger, due to the adjustment of net assets acquired, based on the valuation performed as of the date of the acquisition.  Disposals of goodwill relates to the Company’s sale of its interest in one surgery center during the second quarter of 2008.

The Company recorded intangible assets as a result of the Merger related to the certificates of need for certain of its facilities of $19.6 million, as of the date of the Merger.  These indefinite lived assets are not amortized, but will be assessed for possible impairment as part of the Company’s annual impairment analysis in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Unfavorable leasehold rights arising from the Merger are reflected in other liabilities on the accompanying consolidated balance sheet.  Amortization of $90,000 was recorded in the third quarter of 2008.  The unamortized balance at September 30, 2008 totaled $780,000. The unfavorable leasehold rights are amortized over the life of the applicable lease and reflected as a component of cost of revenues, from continuing operations.

Comprehensive Income

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that result from recognized transactions.  Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swap accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”).  The Company entered into an interest rate swap agreement on October 31, 2007.  The value of the interest rate swap was recorded as a long-term liability of $4.5 million at September 30, 2008.  The Company records the value of the interest rate swap of $2.4 million, net of tax benefit of approximately $1.6 million as accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets as of September 30, 2008.  See Note 5 for further discussion of the Company’s interest rate swap.

Revenues

Revenues by service type consist of the following for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Patient service revenues	$79,401	$69,373	$234,924	$215,616
Physician service revenues	1,626	1,378	4,851	4,023
Other service revenues	2,543	2,323	7,409	7,325
Total revenues	$83,570	$73,074	$247,184	$226,964

The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Private Insurance	72%	71%	72%	73%
Government	22	21	22	21
Self-pay	4	5	4	4
Other	2	3	2	2
Total	100%	100%	100%	100%

Reclassifications

Certain reclassifications have been made to the comparative period’s financial statements to conform to the 2008 presentation.  The reclassifications primarily related to the presentation of discontinued operations and had no impact on the Company’s financial position or results of operations.

3.  Acquisitions and Equity Method Investments

During the third quarter of 2008, the Company acquired an incremental ownership of 18.5% in its surgical facility located in Irvine, California for $5.1 million.  Through this acquisition, the Company obtained a controlling interest in the facility.  The acquisition was treated as a business combination and the Company began consolidating the facility for financial reporting purposes in the third quarter of 2008.

Effective February 21, 2008, the Company acquired ownership in five surgical facilities specializing in spine, orthopedic and pain management procedures located in Boulder, Colorado; Honolulu, Hawaii; Bristol and Nashville, Tennessee; and Seattle, Washington for an aggregate of $5.8 million plus contingent consideration of up to $3.0 million subject to earn out provisions based on EBITDA for the year ended December 31, 2008.  The Company acquired an ownership ranging from 20.0% to 50.0% in these surgical facilities.  Three of these facilities are consolidated for financial reporting purposes.

These acquisitions were accounted for under the purchase method of accounting, and accordingly, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisitions.  These acquisitions placed the Company in new markets or expanded the Company’s presence in current markets.

The following table summarizes the allocation of the aggregate purchase price of acquisitions recorded using the purchase method of accounting for the nine months ended September 30, 2008:

Nine Months Ended September 30, 2008
Fair value of assets acquired	$10,265
Liabilities assumed	(6,341)
Net assets acquired	$3,924

Following are the unaudited pro forma results for the three and nine months ended September 30, 2008 as if the acquisitions had occurred on January 1, 2008 (in thousands):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net revenues	$84,639	$248,253
Net loss	$(1,758)	$(4,848)

Effective January 1, 2008, the Company acquired an incremental ownership in three of its existing surgical facilities located in California.  The Company acquired an incremental ownership of 10.7% in two surgical facilities located in Beverly Hills, California for an aggregate of $2.5 million and a 6.4% incremental ownership in a surgical facility located in Encino, California for $2.0 million.  Prior to the acquisition, the Company owned 55.1% and 57.0% of the two Beverly Hills, California surgical facilities and 55.5% of the Encino, California surgical facility.

The Company also engages in investing transactions that are not business combinations.  These transactions primarily consist of acquisitions and sales of non-controlling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development.  Effective May 31, 2008, the Company acquired an incremental ownership of 16.7% in its surgical facility located in Irvine, California for $3.1 million and an incremental ownership of 18.0% in our surgical facility located in Arcadia, California for $304,000.  Prior to the acquisitions, the Company owned 15.3% of the Irvine, California surgical facility and 19.2% of the Arcadia, California surgical facility.

The Company has investments in ten surgical facilities in which it has significant influence, but does not have control.  These facilities are accounted for using the equity method.  One of these facilities was under development as of September 30, 2008.  Summarized financial information for the Company’s equity method investees on a combined basis was as follows for the periods presented (amounts reflect 100% of the investees’ results on an aggregated basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Unconsolidated facilities operated at period end	10	10	10	10
Net revenues	$15,180	$9,287	$40,567	$28,202
Operating income (loss)	$2,066	$(163)	$3,789	$(389)
Net income (loss) from continuing operations	$512	$(718)	$(212)	$(2,141)

4.  Discontinued Operations

During the first quarter of 2007, the Company committed to a plan to divest its interest in three ambulatory surgery centers.  During the second quarter of 2008, the Company sold its interest in one ambulatory surgery center located in Savannah, Georgia for net proceeds of $460,000.  The Company recognized a loss on the sale of $1.5 million during the quarter that is included in earnings from discontinued operations.  The results of operations in these centers are presented net of income taxes in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The accompanying condensed consolidated financial statements have been reclassified to conform to this presentation for all periods presented.  These required reclassifications of prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.  Revenues, the loss on operations before income taxes, income tax provision (benefit), and the loss from discontinued operations net of tax for the three and nine months ended September 30, 2008 and 2007 related to discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net Revenue	$1,752	$2,039	$5,695	$7,909
Loss on operations, before tax	$(458)	$(277)	$(1,286)	$(1,161)
Income tax provision (benefit)	$10	$(107)	$(390)	$(361)
(Loss) gain on sale, net of tax	$—	$—	$(1,394)	$256
Loss from discontinued operations, net of tax	$(468)	$(170)	$(2,290)	$(544)

5.  Long-Term Debt

The Company’s long-term debt is summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
Senior secured credit facility	$236,500	$249,375
Senior PIK toggle notes	184,635	—
Bridge facility	—	175,000
Notes payable to banks	20,133	8,817
Secured term loans	3,423	504
Capital lease obligations	4,230	3,258
	448,921	436,954
Less current maturities	(12,059)	(8,029)
	$436,862	$428,925

Senior Secured Credit Facility

On August 23, 2007, the Company entered into a new $350.0 million senior secured credit facility with a syndicate of banks.  The senior secured credit facility extends credit in the form of two term loans of $125.0 million each (the first, the Tranche A Term Loan and the second, the Tranche B Term Loan) and a $100.0 million revolving, swingline and letter of credit facility (the “Revolving Facility”).  The swingline facility is limited to $10.0 million and the swingline loans are available on a same-day basis.  The letter of credit facility is limited to $10.0 million.  The Company is the borrower under the senior secured credit facility, and all of its wholly owned subsidiaries are guarantors.  Under the terms of the senior secured credit facility, entities that become wholly owned subsidiaries must also guarantee the debt.

The Tranche A Term Loan matures on August 23, 2013, the Tranche B Term Loan matures on August 23, 2014 and the Revolving Facility matures on August 23, 2013.  The Tranche A Term Loan requires quarterly principal payments of $312,500 through September 30, 2009, quarterly payments of $1.6 million from December 31, 2009 through September 30, 2010, quarterly payments of $4.7 million from December 31, 2010 through September 30, 2011, quarterly payments of $6.3 million from December 31, 2011 through September 30, 2012, quarterly payments of $18.1 million from December 31, 2012 through June 30, 2013 and a balloon payment of $12.6 million on August 23, 2013.  The Tranche B Term Loan requires quarterly principal payments of $312,500 through June 30, 2014 and a balloon payment of $111.1 million on August 23, 2014.

At the Company’s option, the term loans bear interest at the lender’s alternate base rate in affect on the applicable borrowing date plus an applicable alternate base rate margin, or Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin.  Both the applicable alternate base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of the Company’s total indebtedness to consolidated EBITDA.

The senior secured credit facility permits the Company to declare and pay dividends only in additional shares of its stock except for the following exceptions.  Restricted Subsidiaries, as defined in the credit agreement, may declare and pay dividends ratably with respect to their capital stock.  The Company may declare and pay cash dividends or make other distributions to Holdings provided the proceeds are used by Holdings to (i) purchase or redeem equity interest of Holdings acquired by former or current employees, consultants or directors of Holdings, the Company or any Restricted Subsidiary or (ii) pay principal or interest on promissory notes that were issued in lieu of cash payments for the repurchase or redemption of such Equity Instruments, provided that the aggregate amount of such dividends or other distributions shall not exceed $3.0 million in any fiscal year.  Any unused amounts that are permitted to be paid under this provision are available to be carried over to subsequent fiscal years provided that certain conditions are met.  The Company may also make payments to Holdings to pay franchise taxes and other fees required to maintain its corporate existence provided such payments do not exceed $3.0 million in any calendar year and also make payments in the amount necessary to enable Holdings to pay income taxes directly attributable to the operations of the Company and to make $1.0 million in annual advisory and management agreement payments.  The Company may also make additional payments to Holdings in the aggregate amount of $5.0 million throughout the term of the senior secured credit facility.

As of September 30, 2008, the amount outstanding under the senior secured credit facility was $236.5 million with an interest rate on the borrowings ranging from 7.17% to 7.95%.  The $100.0 million revolving facility includes a non-use fee of 0.5% of the portion of the facility not used.  The Company pays this fee quarterly.  As of September 30, 2008, the amount available under the Revolving Facility was $100.0 million.

Interest Rate Swap

In October 2007, the Company entered into an interest rate swap agreement to protect the Company against certain interest rate fluctuations of the LIBOR rate on $150.0 million of the Company’s variable rate debt under the senior secured credit facility, with Merrill Lynch as counterparty. The effective date of the interest rate swap was October 31, 2007, and it is scheduled to expire on October 31, 2010.  The interest rate swap effectively fixes the Company’s LIBOR interest rate on the $150.0 million of variable debt at a rate of 4.7% and is being accounted for as a cash flow hedge.

On January 1, 2008, the Company adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), with respect to the valuation of its interest rate swap agreement. The Company did not adopt the provisions of SFAS No. 157 as it relates to nonfinancial assets pursuant to FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. SFAS No. 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company determines the fair value of its interest rate swap based on the amount at which it could be settled, which is referred to in SFAS No. 157 as the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swap as Level 2 under SFAS No. 157.

The interest rate swap agreement exposes the Company to credit risk in the event of non-performance by Merrill Lynch. However, the Company does not anticipate non-performance by Merrill Lynch. The Company does not hold or issue derivative financial instruments for trading purposes. The fair value of the Company’s interest rate swap at September 30, 2008 and December 31, 2007 reflected a liability of approximately $4.5 million and $3.6 million, respectively, and is included in other liabilities in the accompanying condensed consolidated balance sheets. The interest rate swap reflects a liability balance as of December 31, 2007 and September 30, 2008 because of decreases in market interest rates since inception.  If the Company materially modifies its interest rate swap agreement or its senior secured credit facility, the Company could be required to record the fair value of the interest rate swap into its statement of operations.  However, at this time, the Company does not intend to materially modify its interest rate swap or senior secured credit facility.

The Company has designated the interest rate swap as a cash flow hedge instrument. The Company assesses the effectiveness of this cash flow hedge instrument on a quarterly basis. The Company completed its quarterly assessment of the cash flow hedge instrument at September 30, 2008, and determined the hedge to be effective in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

Bridge Facility

The Company entered into an interim $175.0 million bridge loan credit agreement on August 23, 2007.  The loan was to mature on August 23, 2008 and bear interest at the bank’s base rate plus a margin of 3.0% or the Eurodollar rate plus an initial margin of 4.0%.  The margin increased by 0.5% per annum at the end of the interest period ending February 23, 2008.  All of the Company’s wholly owned subsidiaries were guarantors of the bridge facility.  During the second quarter of 2008, prior to the retirement of the bridge facility, the Company elected to increase the principal amount of the bridge facility in lieu of making scheduled interest payments of $4.9 million.  As a result of this election, the interest rate increased by 75 basis points for those interest periods.  On June 3, 2008, the Company repaid the $179.9 million bridge facility with proceeds from the sale of the Toggle Notes (as defined below).

Senior PIK Toggle Notes

On June 3, 2008, the Company completed a private offering of $179.9 million aggregate principal amount of the 11.00%/11.75% Senior PIK Toggle Notes due 2015 (“Toggle Notes”). Interest on the Toggle Notes is due February 23 and August 23 of each year, beginning August 23, 2008.  The Toggle Notes will mature on August 23, 2015.  For any interest period through August 23, 2011, the Company may elect to pay interest on the Toggle Notes (i) in cash, (ii) in kind, by increasing the principal amount of the notes or issuing new notes (referred to as “PIK interest”) for the entire amount of the interest payment or (iii) by paying interest on 50% of the principal amount of the Toggle Notes in cash and 50% in PIK interest.  Cash interest on the Toggle Notes will accrue at the rate of 11.0% per annum.  PIK interest on the Toggle Notes will accrue at the rate of 11.75% per annum.  The proceeds from the issuance of the Toggle Notes were used exclusively to repay the bridge facility.  On August 23, 2008, the Company elected to exercise the PIK option by increasing the principal amount of the bridge facility in lieu of making scheduled interest payments of $4.7 million.

The Toggle Notes are unsecured senior obligations and rank equally with other existing and future senior indebtedness, senior to all future subordinated indebtedness and effectively junior to all secured indebtedness to the extent of the value of the collateral securing such indebtedness.  Certain existing subsidiaries have guaranteed the Toggle Notes on a senior basis, as required by the indenture.  The indenture also requires that certain of the Company’s future subsidiaries guarantee the Toggle Notes on a senior basis.  Each guarantee is unsecured and ranks equally with senior indebtedness of the guarantor, senior to all of the guarantor’s subordinated indebtedness and effectively junior to its secured indebtedness to the extent of the value of the collateral securing such indebtedness.

The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of the subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates.

As part of the private offering, the Company entered into a registration rights agreement with the initial purchasers in the private offering in which the Company agreed, among other things, to file a registration statement within 180 days of the issuance of the outstanding notes. On September 25, 2008, the Company filed a registration statement under the Securities Act of 1933, as amended, to register $184.6 million aggregate principal amount of Toggle Notes as well as the guarantee of each wholly owned subsidiary of the Company.  On November 12, 2008, the Company filed an amendment to the registration statement to, among other things, register an additional $75.4 million aggregate principal amount of Toggle Notes issuable if we elect to make payments of additional interest in kind by increasing the principal amount of the existing notes or issuing additional notes.  Pursuant to the registration statement, the Company is offering to exchange its outstanding Toggle Notes for new 11.00%/11.75% Senior PIK Toggle Notes due 2015 with an aggregate principal amount of $184.6 million registered under the Securities Act of 1933, as amended (Registered Notes). The exchange notes will represent the same debt as the outstanding notes and the Company will issue the exchange notes under the same indenture that governs the outstanding notes.

At September 30, 2008, the Company was in compliance with all material covenants required by each long-term debt agreement.

Notes Payable to Banks

Certain subsidiaries of the Company have outstanding bank indebtedness of $20.1 million which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.

Capital Lease Obligations

The Company is liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at September 30, 2008 and December 31, 2007 was $4.2 million and $3.3 million, respectively.  The leases have interest rates ranging from 3% to 17% per annum.

6.  Stock Options

Overall Description

The Company follows the guidance of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, SFAS No. 123(R) in accounting for equity-based compensation.  Under SFAS No. 123(R), the fair value of equity-based compensation, such as stock options and other stock-based awards to employees and directors, is measured at the date of grant and recognized as expense over the recipient’s requisite service period.

The Predecessor used the modified prospective method of adoption, and the Company uses the Black-Scholes option pricing model to value any options awarded subsequent to adoption of SFAS No. 123(R).  Under the modified prospective method, compensation cost is recognized under SFAS No. 123(R) for all share-based payments granted or modified after January 1, 2006, but is based on the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all unvested awards granted prior to the effective date of SFAS No. 123(R).  The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  All option pricing models require the input of highly subjective assumptions including the expected stock price volatility and the expected exercise patterns of the option holders.

The Company is a participant in the Symbion Holdings Corporation 2007 Equity Incentive Plan (the “2007 Plan”).  In connection with the Merger, certain members of Predecessor’s management rolled over 974,396 predecessor options into the 2007 Plan.  The rollover options were exchanged for 611,799 options under the 2007 Plan.  The Company’s stock option compensation expense estimate can vary in the future depending on many factors, including levels of options and awards granted in the future, forfeitures and when option or award holders exercise these awards and depending on whether performance targets are met and a liquidity event occurs.

On August 31, 2007, Holdings granted 1,302,317 time-vested options and 1,606,535 performance vested options to certain employees of the Company.  The maximum contractual term of the options is ten years or earlier if the employee terminates employment before that time.  The time-vested options vest over a five-year period with 20% of the options vesting each year.  The Company’s policy is to recognize compensation expense over the straight line method.  The performance vested options shall vest and become exercisable upon a liquidity event and the obtainment of internal rate of return targets as defined in the 2007 Plan.  In accordance with SFAS No. 123(R), no expense has been recorded in the statement of operations for the performance based shares as the conditions for vesting are not probable.

As a result of the Merger, all of the Company’s restricted stock awards, except as otherwise agreed to by the holders and the Company, and all of its stock options were immediately vested.  Awards not vested were cancelled immediately prior to the merger.  Accordingly, the Successor’s equity-based compensation consists entirely of equity instruments granted after the merger.

There were no options granted during the three months ended September 30, 2008, however, 87,386 options granted as part of the August 31, 2007 grant were issued to certain employees of the Company during the first quarter of 2008.  The estimated weighted average fair value of the time-vested options issued during the first quarter of 2008 was $4.78 and those issued during the Successor period of 2007 was $4.91, determined  using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of the grant which was deemed to be zero, weighted average volatility of 42% for the options issued during the first quarter of 2008 as well as the options valued in the Successor period of 2007, and a weighted average risk free interest rate of 4.4% for both periods based on the implied yield on the United States Treasury zero-coupon issues with an expected life of 6.5 years.  The Company used an expected forfeiture rate of approximately 4% for both the options valued during 2008 and the options issued during the Successor period of 2007.

The Company recognized $1.8 million and $2.5 million of non-cash stock based compensation expense in the nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, there was approximately $4.3 million of total unrecognized compensation expense related to unvested options granted under the option plan.  The Company used an estimated 4% forfeiture rate to arrive at this expense.  This cost is expected to be fully recognized by the end of 2012.

7.  Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred.  Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company is evaluating the impact that SFAS No. 141(R) will have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB No. 51”) to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Additionally, SFAS No. 160 changes the method by which the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.

SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary, including a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent.  SFAS No. 160 does not change ARB No. 51’s provisions related to consolidation purposes or consolidation policy, or the requirement that a parent consolidate all entities in which it has a controlling financial interest.  SFAS No. 160 does, however, amend certain of ARB No. 51’s consolidation procedures to make them consistent with the requirements of SFAS No. 141(R) as well as to provide definitions for certain terms and to clarify some terminology.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.  The Company is evaluating the impact that SFAS No. 160 will have on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  The Company is evaluating the impact that SFAS No. 161 will have on its results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets”, FSP 142-3 amends the factors that should be considered in determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of FSP 142-3 is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) “Business Combinations”, and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The adoption of FSP 142-3 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles.  The guidance in SFAS 162 replaces that prescribed in Statement on Auditing Standards No. 69, “The Meaning of Presented Fairly in Conformity With Generally Accepted Accounting Principles”, and becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The adoption of the SFAS 162 will not have an impact on the Company’s consolidated results of operations or financial position.

8.  Commitments and Contingencies

Debt and Lease Guaranty on Non-consolidated Entities

The Company has guaranteed $2.6 million of operating lease payments of certain surgical facilities.  These operating leases typically have 10 year terms, with optional renewal periods.  As of September 30, 2008, the Company has also guaranteed $2.6 million of debt of five non-consolidating surgical facilities.  In the event that the Company meets certain financial and debt service benchmarks, the guarantees at these surgical facilities will expire between 2010 and 2012.

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

Acquired Facilities

The Company, through its wholly owned subsidiaries or controlled partnerships and limited liability companies, has acquired and will continue to acquire surgical and diagnostic facilities with prior operating histories.  Such facilities may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws.  Although the Company attempts to assure itself that no such liabilities exist and obtains indemnification from prospective sellers covering such matters and institutes policies designed to conform centers to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies.  There can be no assurance that any such matter will be covered by indemnification or, if covered, that the liability sustained will not exceed contractual limits or the financial capacity of the indemnifying party.

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

9.  Related Party Transactions

In addition to related party transactions discussed elsewhere in the notes to the accompanying unaudited condensed consolidated financial statements, the unaudited condensed consolidated financial statements include the following related party transactions.  On August 23, 2007, the Company entered into a ten year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  For the nine months ended September 30, 2008, expense related to this agreement totaled $750,000 and the Company has a prepaid asset of $896,000 as of September 30, 2008 that is included in prepaid expenses and other current assets.  In connection with the Merger, the Company paid Crestview a sponsor fee of $6.3 million that was recorded as a component of stockholders’ equity.

As of September 30, 2008 and December 31, 2007, the Company has $492,000 and $905,000, respectively payable to physicians at one of our physician networks.  These amounts are included in other accrued expenses.

10.  Financial Information for the Company and Its Subsidiaries

We conduct substantially all of our business through our subsidiaries.  Presented below is condensed consolidating financial information for us and our subsidiaries as of September 30, 2008 and December 31, 2007, and for the three and nine months ended September 30, 2008 and September 30, 2007.  The information segregates the parent company issuer, the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and consolidating adjustments.  All of the subsidiary guarantees are both full and unconditional and joint and several.

SYMBION, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2008

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,635	$4,138	$30,808	$—	$37,581
Accounts receivable, net	—	1,176	33,460	—	34,636
Inventories	—	—	9,021	—	9,021
Prepaid expenses and other current assets	8,347	104	6,194	—	14,645
Due from related parties	63,835	—	—	(63,835)	—
Income tax receivable	701	—	—	—	701
Current assets of discontinued operations	—	—	1,067	—	1,067
Total current assets	75,518	5,418	80,550	(63,835)	97,651
Property and equipment, net	3,579	935	85,765	—	90,279
Intangible assets, net	19,570	—	—	—	19,570
Goodwill	541,243	—	—	—	541,243
Investments in and advances to affiliates	206,157	133,654	73	(326,089)	13,795
Other assets	11,531	114	471	—	12,116
Long-term assets of discontinued operations	—	—	2,928	—	2,928
Total assets	$857,598	$140,121	$169,787	$(389,924)	$777,582
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$255	$47	$5,070	$—	$5,372
Accrued payroll and benefits	1,632	248	6,200	—	8,080
Due to related parties	—	18,291	45,544	(63,835)	—
Other accrued expenses	10,609	884	5,813	—	17,306
Current maturities of long-term debt	2,677	96	9,286	—	12,059
Current liabilities of discontinued operations	—	—	727	—	727
Total current liabilities	15,173	19,566	72,640	(63,835)	43,544
Long-term debt, less current maturities	419,282	1	17,579	—	436,862
Deferred income tax payable	17,794	—	—	—	17,794
Other liabilities	5,256	125	4,560	—	9,941
Long-term liabilities of discontinued operations	—	—	188	—	188
Minority interests	39,344	—	—	—	39,344
Stockholders’ equity	360,749	120,429	74,820	(326,089)	229,909
Total liabilities and stockholders’ equity	$857,598	$140,121	$169,787	$(389,924)	$777,582

10.  Financial Information for the Company and Its Subsidiaries (Continued)

SYMBION, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13,019	$7,063	$24,574	$—	$44,656
Accounts receivable, net	—	1,162	32,796	—	33,958
Inventories	—	—	8,479	—	8,479
Prepaid expenses and other current assets	8,692	1,096	5,201	—	14,989
Due from related parties	60,646	—	—	(60,646)	—
Income tax receivable	4,053	—	—	—	4,053
Current assets of discontinued operations	—	—	1,064	—	1,064
Total current assets	86,410	9,321	72,114	(60,646)	107,199
Property and equipment, net	856	3,032	77,606	—	81,494
Goodwill	548,136	—	—	—	548,136
Investments in and advances to affiliates	227,397	139,565	2,627	(352,507)	17,082
Other assets	9,795	144	865	—	10,804
Long-term assets of discontinued operations	—	—	4,098	—	4,098
Total assets	$872,594	$152,062	$157,310	$(413,153)	$768,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75	$47	$5,202	$—	$5,324
Accrued payroll and benefits	554	590	6,125	—	7,269
Due to related parties	—	28,712	31,934	(60,646)	—
Other accrued expenses	8,258	1,580	4,845	—	14,683
Deferred income tax payable	170	—	—	—	170
Current maturities of long-term debt	—	—	8,029	—	8,029
Current liabilities of discontinued operations	—	—	1,107	—	1,107
Total current liabilities	9,057	30,929	57,242	(60,646)	36,582
Long-term debt, less current maturities	424,375	15	4,535	—	428,925
Deferred income tax payable	24,042	—	—	—	24,042
Other liabilities	4,740	915	5,275	—	10,930
Long-term liabilities of discontinued operations	—	—	146	—	146
Minority interests	34,902	—	—	—	34,902
Stockholders’ equity	375,478	120,203	90,112	(352,507)	233,286
Total liabilities and stockholders’ equity	$872,594	$152,062	$157,310	$(413,153)	$768,813

10.  Financial Information for the Company and Its Subsidiaries (Continued)

SYMBION, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2008

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$14,342	$8,328	$236,184	$(11,670)	$247,184
Operating expenses:
Salaries and benefits	—	13,329	54,494	—	67,823
Supplies	—	691	49,230	—	49,921
Professional and medical fees	—	4,291	9,758	—	14,049
Rent and lease expense	—	1,535	15,080	—	16,615
Other operating expenses	—	2,869	16,652	—	19,521
Cost of revenues	—	22,715	145,214	—	167,929
General and administrative expense	18,816	—	—	—	18,816
Depreciation and amortization	252	423	10,494	—	11,169
Provision for doubtful accounts	—	216	2,363	—	2,579
Income on equity investments	—	(1,152)	—	—	(1,152)
(Gain) loss on sale/disposal of long-lived assets	(520)	3,302	(2,345)	—	437
Management fees	—	—	11,670	(11,670)	—
Equity in earnings of affiliates	(30,472)	—	—	30,472	—
Total operating expenses	(11,924)	25,504	167,396	18,802	199,778
Operating income (loss)	26,266	(17,176)	68,788	(30,472)	47,406
Minority interest in loss of consolidated subsidiaries	—	—	(18,243)	—	(18,243)
Interest (expense) income, net	(31,718)	106	(885)	—	(32,497)
(Loss) income before taxes and discontinued operations	(5,452)	(17,070)	49,660	(30,472)	(3,334)
Benefit for income taxes	(533)	—	(172)	—	(705)
(Loss) income from continuing operations	(4,919)	(17,070)	49,832	(30,472)	(2,629)
Loss from discontinued operations, net of taxes	—	—	(2,290)	—	(2,290)
Net (loss) income	$(4,919)	$(17,070)	$47,542	$(30,472)	$(4,919)

10.  Financial Information for the Company and Its Subsidiaries (Continued)

SYMBION, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2008

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$4,960	$2,708	$79,811	$(3,909)	$83,570
Operating expenses:
Salaries and benefits	—	4,613	18,776	—	23,389
Supplies	—	224	16,695	—	16,919
Professional and medical fees	—	1,606	3,302	—	4,908
Rent and lease expense	—	512	5,061	—	5,573
Other operating expenses	—	822	5,928	—	6,750
Cost of revenues	—	7,777	49,762	—	57,539
General and administrative expense	6,175	—	—	—	6,175
Depreciation and amortization	81	144	3,722	—	3,947
Provision for doubtful accounts	—	139	1,264	—	1,403
Income on equity investments	—	(450)	—	—	(450)
Loss on sale/disposal of long-lived assets	32	115	486	—	633
Management fees	—	—	3,909	(3,909)	—
Equity in earnings of affiliates	(9,464)	—	—	9,464	—
Total operating expenses	(3,176)	7,725	59,143	5,555	69,247
Operating income (loss)	8,136	(5,017)	20,668	(9,464)	14,323
Minority interest in loss of consolidated subsidiaries	—	—	(5,444)	—	(5,444)
Interest (expense) income, net	(10,795)	20	(518)	—	(11,293)
(Loss) income before taxes and discontinued operations	(2,659)	(4,997)	14,706	(9,464)	(2,414)
Benefit for income taxes	(830)	—	(223)	—	(1,053)
(Loss) income from continuing operations	(1,829)	(4,997)	14,929	(9,464)	(1,361)
Loss from discontinued operations, net of taxes	—	—	(468)	—	(468)
Net (loss) income	$(1,829)	$(4,997)	$14,461	$(9,464)	$(1,829)

10.  Financial Information for the Company and Its Subsidiaries (Continued)

SYMBION, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the period from August 24 to September 30, 2007

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$1,617	$2,974	$25,749	$(1,041)	$29,299
Operating expenses:
Salaries and benefits	—	18,761	(10,297)	—	8,464
Supplies	—	378	5,763	—	6,141
Professional and medical fees	—	4,584	(2,578)	—	2,006
Rent and lease expense	—	1,501	570	—	2,071
Other operating expenses	—	11,101	(8,537)	—	2,564
Cost of revenues	—	36,325	(15,079)	—	21,246
General and administrative expense	2,368	—	—	—	2,368
Depreciation and amortization	60	456	843	—	1,359
Provision for doubtful accounts	—	30	189	—	219
Income on equity investments	—	73	—	—	73
Loss (gain) on sale/disposal of long-lived assets	2	(5,287)	5,305	—	20
Management fees	—	—	1,041	(1,041)	—
Equity in earnings of affiliates	(1,311)	—	—	1,311	—
Total operating expenses	1,119	31,597	(7,701)	270	25,285
Operating income (loss)	498	(28,623)	33,450	(1,311)	4,014
Minority interest in loss of consolidated subsidiaries	—	(3)	(1,584)	—	(1,587)
Interest (expense) income, net	(3,727)	(2,487)	1,552	—	(4,662)
(Loss) income before taxes and discontinued operations	(3,229)	(31,113)	33,418	(1,311)	(2,235)
(Benefit) provision for income taxes	(1,720)	—	888	—	(832)
(Loss) income from continuing operations	(1,509)	(31,113)	32,530	(1,311)	(1,403)
Loss from discontinued operations, net of taxes	—	—	(106)	—	(106)
Net (loss) income	$(1,509)	$(31,113)	$32,424	$(1,311)	$(1,509)

10.  Financial Information for the Company and Its Subsidiaries (Continued)

SYMBION, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the period from July 1 to August 23, 2007

	Predecessor
	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$2,357	$(506)	$43,914	$(1,990)	$43,775
Operating expenses:
Salaries and benefits	—	70	12,851	—	12,921
Supplies	—	(61)	8,868	—	8,807
Professional and medical fees	—	(613)	3,331	—	2,718
Rent and lease expense	—	(281)	3,177	—	2,896
Other operating expenses	—	(265)	3,810	—	3,545
Cost of revenues	—	(1,150)	32,037	—	30,887
General and administrative expense	11,311	—	—	—	11,311
Depreciation and amortization	89	(27)	1,856	—	1,918
Provision for doubtful accounts	—	84	412	—	496
Income on equity investments	—	205	—	—	205
(Gain) loss on sale/disposal of long-lived assets	(142)	4,886	(4,760)	—	(16)
Management fees	—	—	1,990	(1,990)	—
Merger transaction expenses	6,499	—	—	—	6,499
Equity in earnings of affiliates	(6,826)	—	—	6,826	—
Total operating expenses	10,931	3,998	31,535	4,836	51,300
Operating (loss) income	(8,574)	(4,504)	12,379	(6,826)	(7,525)
Minority interest in loss of consolidated subsidiaries	—	3	(2,906)	—	(2,903)
Interest (expense) income, net	(2,255)	2,526	(1,573)	—	(1,302)
(Loss) income before taxes and discontinued operations	(10,829)	(1,975)	7,900	(6,826)	(11,730)
Benefit for income taxes	(681)	—	(965)	—	(1,646)
(Loss) income from continuing operations	(10,148)	(1,975)	8,865	(6,826)	(10,084)
Loss from discontinued operations, net of taxes	—	—	(64)	—	(64)
Net (loss) income	$(10,148)	$(1,975)	$8,801	$(6,826)	$(10,148)

10.  Financial Information for the Company and Its Subsidiaries (Continued)

SYMBION, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the period from January 1 to August 23, 2007

	Predecessor
	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$10,984	$6,673	$188,874	$(8,866)	$197,665
Operating expenses:
Salaries and benefits	—	2,792	51,256	—	54,048
Supplies	—	411	38,692	—	39,103
Professional and medical fees	—	267	11,853	—	12,120
Rent and lease expense	—	347	11,950	—	12,297
Other operating expenses	—	245	15,028	—	15,273
Cost of revenues	—	4,062	128,779	—	132,841
General and administrative expense	23,961	—	—	—	23,961
Depreciation and amortization	396	211	7,313	—	7,920
Provision for doubtful accounts	—	98	2,593	—	2,691
Income on equity investments	—	5	—	—	5
(Gain) loss on sale/disposal of long-lived assets	(1,453)	(113)	1,289	—	(277)
Management fees	—	—	8,866	(8,866)	—
Proceeds from insurance and litigation settlements, net	—	—	(161)	—	(161)
Merger transaction expenses	7,522	—	—	—	7,522
Equity in earnings of affiliates	(28,272)	—	—	28,272	—
Total operating expenses	2,154	4,263	148,679	19,406	174,502
Operating income (loss)	8,830	2,410	40,195	(28,272)	23,163
Minority interest in loss of consolidated subsidiaries	—	—	(15,656)	—	(15,656)
Interest (expense) income, net	(6,322)	2,589	(1,495)	—	(5,228)
(Loss) income before taxes and discontinued operations	2,508	4,999	23,044	(28,272)	2,279
Provision (benefit) for income taxes	4,683	—	(667)	—	4,016
(Loss) income from continuing operations	(2,175)	4,999	23,711	(28,272)	(1,737)
Loss from discontinued operations, net of taxes	—	—	(438)	—	(438)
Net (loss) income	$(2,175)	$4,999	$23,273	$(28,272)	$(2,175)

10.  Financial Information for the Company and Its Subsidiaries (Continued)

SYMBION, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2008

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(4,919)	$(17,070)	$47,542	$(30,472)	$(4,919)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	252	423	10,494	—	11,169
Amortization of deferred financing costs	3,985	—	—	—	3,985
Non-cash payment-in-kind interest option	9,753	—	—	—	9,753
Non-cash stock option compensation expense	1,790	—	—	—	1,790
Non-cash gains and losses	(520)	3,302	(2,757)	—	25
Minority interests	—	—	18,243	—	18,243
Deferred income taxes	(2,870)	—	—	—	(2,870)
Distributions to minority partners	—	—	(16,457)	—	(16,457)
Equity in earnings of affiliates	(30,472)	—	—	30,472	—
Loss on equity investments	—	237	—	—	237
Provision for doubtful accounts	—	216	2,363	—	2,579
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(2,495)	—	(2,495)
Income tax receivable	2,216	—	—	—	2,216
Other assets and liabilities	27,377	9,967	(33,121)	—	4,223
Net cash provided by (used in) operating activities — continuing operations	6,592	(2,925)	23,812	—	27,479
Net cash provided by operating activities — discontinued operations	—	—	1,665	—	1,665
Net cash provided by (used in) operating activities	6,592	(2,925)	25,477	—	29,144
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	—	(15,822)	—	(15,822)
Purchases of property and equipment, net	(480)	—	(11,892)	—	(12,372)
Change in other assets	572	—	(223)	—	349
Other investing activities	—	—	—	—	—
Net cash provided by (used in) investing activities — continuing operations	92	—	(27,937)	—	(27,845)
Net cash used in investing activities — discontinued operations	—	—	(317)	—	(317)
Net cash provided by (used in) investing activities	92	—	(28,254)	—	(28,162)
Cash flows from financing activities:
Principal payments on long-term debt	(13,029)	—	(3,447)	—	(16,476)
Repayment of bridge facility	(179,937)	—	—	—	(179,937)
Proceeds from issuance of toggle notes	179,937	—	—	—	179,937
Payment of debt issuance costs	(4,739)	—	—	—	(4,739)
Proceeds from debt issuances	481	—	11,810	—	12,291
Proceeds from the sale of units	219	—	—	—	219
Change in other long-term liabilities	—	—	795	—	795
Net cash (used in) provided by financing activities — continuing operations	(17,068)	—	9,158	—	(7,910)
Net cash used in financing activities — discontinued operations	—	—	(147)	—	(147)
Net cash (used in) provided by financing activities	(17,068)	—	9,011	—	(8,057)
Net (decrease) increase in cash and cash equivalents	(10,384)	(2,925)	6,234	—	(7,075)
Cash and cash equivalents at beginning of period	13,019	7,063	24,574	—	44,656
Cash and cash equivalents at end of period	$2,635	$4,138	$30,808	$—	$37,581

10.  Financial Information for the Company and Its Subsidiaries (Continued)

SYMBION, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from August 24 to September 30, 2007

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,509)	$(31,113)	$32,424	$(1,311)	$(1,509)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	60	456	843	—	1,359
Amortization of deferred financing costs	558	—	—	—	558
Non-cash stock option compensation expense	125	—	—	—	125
Non-cash gains and losses	2,279	(5,287)	3,029	—	21
Minority interests	—	—	1,587	—	1,587
Deferred income taxes	29	—	—	—	29
Distributions to minority partners	—	—	(1,023)	—	(1,023)
Equity in earnings of affiliates	(1,311)	—	—	1,311	—
Loss on equity investments	—	73	—	—	73
Provision for doubtful accounts	—	30	189	—	219
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	1,194	—	1,194
Income tax receivable	(947)	—	—	—	(947)
Other assets and liabilities	(14,505)	43,076	(29,190)	—	(619)
Net cash (used in) provided by operating activities—continuing operations	(15,221)	7,235	9,053	—	1,067
Net cash provided by operating activities—discontinued operations	—	—	263	—	263
Net cash (used in) provided by operating activities	(15,221)	7,235	9,316	—	1,330
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	—	(3,993)	—	(3,993)
Purchases of property and equipment, net	—	—	(4,505)	—	(4,505)
Change in other assets	(182)	—	—	—	(182)
Other investing activities	(101)	—	—	—	(101)
Net cash used in investing activities — continuing operations	(283)	—	(8,498)	—	(8,781)
Net cash used in investing activities — discontinued operations	—	—	(14)	—	(14)
Net cash used in investing activities	(283)	—	(8,512)	—	(8,795)
Cash flows from financing activities:
Principal payments on long-term debt	—	—	(89)	—	(89)
Proceeds from debt issuances	—	—	482	—	482
Proceeds from capital contributions by minority partners	143	—	—	—	143
Change in other long-term liabilities	(321)	—	(502)	—	(823)
Net cash used in financing activities — continuing operations	(178)	—	(109)	—	(287)
Net cash used in financing activities — discontinued operations	—	—	(3)	—	(3)
Net cash used in by financing activities	(178)	—	(112)	—	(290)
Net (decrease) increase in cash and cash equivalents	(15,682)	7,235	692	—	(7,755)
Cash and cash equivalents at beginning of period	23,072	3,361	23,914	—	50,347
Cash and cash equivalents at end of period	$7,390	$10,596	$24,606	$—	$42,592

10.  Financial Information for the Company and Its Subsidiaries (Continued)

SYMBION, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1 to August 23, 2007

	PREDECESSOR
	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(2,175)	$4,999	$23,273	$(28,272)	$(2,175)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	396	211	7,313	—	7,920
Amortization of deferred financing costs	322	—	—	—	322
Non-cash stock option compensation expense	9,367	—	970	—	10,337
Non-cash gains and losses	(1,453)	(6,008)	7,156	—	(305)
Minority interests	—	—	15,656	—	15,656
Deferred income taxes	13,637	—	—	—	13,637
Distributions to minority partners	—	—	(17,185)	—	(17,185)
Equity in earnings of affiliates	(28,272)	—	—	28,272	—
Loss on equity investments	—	5	—	—	5
Provision for doubtful accounts	—	98	2,593	—	2,691
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(166)	—	(166)
Income tax receivable	(10,402)	—	—	—	(10,402)
Other assets and liabilities	(1,977)	—	(3,109)	—	(5,086)
Net cash (used in) provided by operating activities—continuing operations	(20,557)	(695)	36,501	—	15,249
Net cash provided by operating activities—discontinued operations	—	—	462	—	462
Net cash (used in) provided by operating activities	(20,557)	(695)	36,963	—	15,711
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	—	(14,981)	—	(14,981)
Purchases of property and equipment, net	—	—	(7,664)	—	(7,664)
Change in other assets	—	—	(11,143)	—	(11,143)
Other investing activities	—	—	—	—	—
Net cash provided by (used in) investing activities — continuing operations	—	—	(33,788)	—	(33,788)
Net cash used in investing activities — discontinued operations	—	—	(36)	—	(36)
Net cash provided by (used in) investing activities	—	—	(33,824)	—	(33,824)
Cash flows from financing activities:
Principal payments on long-term debt	(159,500)	—	(2,055)	—	(161,555)
Proceeds from debt issuances	455,500	—	3,097	—	458,597
Payment of merger costs	(6,528)	—	—	—	(6,528)
Cash paid to shareholders	(490,510)	—	—	—	(490,510)
Proceeds from capital contributions by minority partners	—	—	2,241	—	2,241
Proceeds from issuance of common stock	239,085	—	—	—	239,085
Change in other long-term liabilities	5,242	2,592	(7,584)	—	250
Net cash (used in) provided by financing activities — continuing operations	43,289	2,592	(4,301)	—	41,580
Net cash provided by financing activities — discontinued operations	—	—	(29)	—	(29)
Net cash (used in) provided by financing activities	43,289	2,592	(4,330)	—	41,551
Net (decrease) increase in cash and cash equivalents	22,732	1,897	(1,191)	—	23,438
Cash and cash equivalents at beginning of period	340	1,464	25,105	—	26,909
Cash and cash equivalents at end of period	$23,072	$3,361	$23,914	$—	$50,347

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

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

Executive Overview

We own and operate a national network of short stay surgical facilities in 26 states, which includes ambulatory surgery centers and surgical hospitals (collectively, “surgical facilities”).  Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology.  We own our surgical facilities in partnership with physicians and in some cases health care systems in the markets and communities we serve.  We apply a market-based approach in structuring our partnerships, with individual market dynamics driving the structure.  We believe this approach aligns our interests with those of our partners.  We believe that our national scale and our alignment with prominent physicians within our markets provide us with a strong competitive position.  Through our surgical facilities, we offer high quality surgical services designed to meet the health care needs of our patients, physicians, and payors in an efficient, convenient and cost-effective manner.  This value proposition positions us well to take advantage of the continued growth in outpatient surgeries going forward.

As of September 30, 2008, we owned and operated 58 surgical facilities, including 55 ambulatory surgery centers and three surgical hospitals.  We also managed nine additional ambulatory surgery centers.  We own a majority interest in 40 of the 58 surgical facilities and consolidate 49 of these facilities for financial reporting purposes.  We are reporting two of the 58 surgical facilities as discontinued operations.  In addition to our surgical facilities, we also manage two physician networks, including one physician network in a market in which we operate an ambulatory surgery center.

We have benefited from both the growth in overall outpatient surgery cases as well as the migration of surgical procedures from the hospital to the surgical facility setting.  Advancements in medical technology, such as lasers, arthroscopy and enhanced endoscopic techniques, have reduced the trauma of surgery and the amount of recovery time required by patients following a surgical procedure.  Improvements in anesthesia also have shortened the recovery time for many patients and have reduced post-operative side effects such as pain, nausea and drowsiness.  These medical advancements have enabled more patients to undergo surgery in a surgical facility setting.

We continue to focus on increasing cases at our same store facilities and acquiring facilities that we believe have favorable growth potential.  We are also focused on developing new facilities.  We have an active development pipeline with two facilities currently under development.  These facilities are scheduled to open in 2008 and early 2009.  To execute our growth strategy, we intend to target one to three surgical facility acquisitions and one to three surgical facility developments annually.  During the nine months ended September 30, 2008, we have also opened three of the five facilities that were under development as of December 31, 2007, and acquired five surgical facilities.  One of the five facilities that we acquired in 2008 was a newly developed facility that opened in the fourth quarter of 2007.  We expect to continue our development efforts through the acquisition and development of additional facilities.

The Exchange Offer

On June 3, 2008, we completed a private offering of $179.9 million aggregate principal amount of our Toggle Notes. We entered into a registration rights agreement with the initial purchasers in the private offering in which we agreed, among other things, to file a registration statement within 180 days of the issuance of the outstanding notes. On September 25, 2008, we filed a registration statement under the Securities Act of 1933 to register $184.6 million aggregate principal amount Toggle Notes as well as the guarantee of each wholly owned subsidiary of the Company.  On November 12, 2008, the Company filed an amendment to the registration statement to, among other things, register an additional $75.4 million aggregate principal amount of Toggle Notes issuable if we elect to make payments of additional interest in kind by increasing the principal amount of the existing notes or issuing additional notes. Pursuant to the registration statement, we are offering to exchange our outstanding Toggle Notes for new 11.00%/11.75% Senior PIK Toggle Notes due 2015 with an aggregate principal amount of $184.6 million registered under the Securities Act of 1933, as amended.  The exchange notes will represent the same debt as the outstanding notes and we will issue the exchange notes under the same indenture that governs the outstanding notes.

Merger with an Affiliate of Crestview Partners, L.P.

On August 23, 2007, we were acquired by an investment group led by an affiliate of Crestview Partners, L.P. (“Crestview”) through a merger (the “Merger”),   As a result of the Merger we no longer have publically traded equity securities.

In order to consummate the Merger, Crestview formed Symbol Acquisition, L.L.C. (“Parent”) and Symbol Merger Sub, Inc., a wholly owned subsidiary of Parent.  Symbol Merger Sub, Inc. merged with and into the Symbion, Inc. with Symbion, Inc. being the surviving corporation.  Parent was converted into Symbion Holdings Corporation (“Holdings”), which became the parent holding company of Symbion, Inc. by virtue of the Merger.

Holdings was capitalized with a $245.0 million cash contribution by Crestview and its affiliated funds and co-investors.  In addition, certain members of Symbion’s management made a rollover equity contribution of Symbion shares and options to purchase common stock valued at the predecessor basis of $2,000.  The fair value of the rollover contribution was $8.4 million.  These rollover shares were exchanged for shares and options to purchase shares of common stock of Holdings.  Following the Merger, Crestview and its affiliated funds and co-investors owned 96.7% of Holdings and members of management owned 3.3% of Holdings.

We accounted for the Merger using the purchase method of accounting.  As a result, we recorded goodwill of $509.8 million.

Revenues

Our revenues consist of patient service revenues, physician service revenues and other service revenues.  Patient service revenues are revenues from surgical or diagnostic procedures performed in each of the facilities that we consolidate for financial reporting purposes.  The fee charged for a procedure varies depending on the procedure, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications.  Also, in a very limited number of surgical facilities, we charge for anesthesia services.  The fee normally does not include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physicians, which are billed directly by such physicians to the patient or third-party payor.  Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid.  Changes in estimated contractual adjustments and discounts are recorded in the period of change.

Physician service revenues are revenues from physician networks consisting of reimbursed expenses, plus participation in the excess of revenues over expenses of the physician networks, as provided for in our service agreements with our physician networks.  Reimbursed expenses include the costs of personnel, supplies and other expenses incurred to provide the management services to the physician networks.  We recognize physician service revenues in the period in which reimbursable expenses are incurred and in the period in which we have the right to receive a percentage of the amount by which a physician network’s revenues exceed its expenses.  Physician service revenues are based on net billings with any changes in estimated contractual adjustments reflected in service revenues in the subsequent period.

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

The following tables summarize our revenues by service type as a percentage of revenues and our payor mix as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Patient service revenues	95%	95%	95%	95%
Physician service revenues	2	2	2	2
Other service revenues	3	3	3	3
Total	100%	100%	100%	100%

Payor Mix

Our revenues are comprised of patient service revenues, physician service revenues and other service revenues.  Our patient service revenues relate to fees charged for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes.  Approximately 95% of our revenues are patient service revenues.  The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Private insurance	72%	71%	72%	73%
Government	22	21	22	21
Self-pay	4	5	4	4
Other	2	3	2	2
Total	100%	100%	100%	100%

Case Mix

We primarily operate multi-specialty facilities where physicians perform a variety of procedures in specialties, including orthopedics, pain management, gastroenterology and ophthalmology, among others.  We believe this diversification helps to protect us from any adverse pricing and utilization trends in any individual procedure type and results in greater consistency in our case volume.

The following table sets forth the percentage of cases in each specialty performed at surgical facilities that we consolidate for financial reporting purposes for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Ear, nose and throat	5.7%	6.2%	6.7%	7.6%
Gastrointestinal	28.3	27.9	28.0	26.1
General surgery	4.1	5.3	4.1	5.1
Obstetrics/gynecology	3.0	3.6	3.1	3.7
Ophthalmology	15.2	14.1	14.9	13.8
Orthopedic	15.1	16.4	16.1	16.3
Pain management	15.5	15.4	15.4	15.4
Plastic surgery	3.2	3.1	3.0	3.3
Other	9.9	8.0	8.7	8.7
Total	100.0%	100.0%	100.0%	100.0%

Case Growth

Same Store Information

We define same store facilities as those facilities that were operating throughout the three and nine months ended September 30, 2008 and 2007.  For the comparison of same store facilities provided below, we have also included the results of three recently opened surgical facilities within markets served by other surgical facilities in which we own an interest.  Two of the recently opened surgical facilities are consolidated for financial reporting purposes, the other is accounted for using the equity method.  Management believes that it is appropriate to include the results of these three recently opened facilities in the same store facility information below based on the following considerations: (1) the migration of cases from the existing surgical facilities to the new surgical facilities, (2) the waiver of the restriction on ownership applicable to the owners of the existing facilities that allows certain owners of the existing facilities to own an interest in the new facilities and (3) the resulting enhancement of our market position by leveraging management services and capacity.

The following same store facility table includes both consolidated surgical facilities from continuing operations that are included in revenue and non-consolidated surgical facilities that are not reported in our revenue as we account for these surgical facilities using the equity method.  This same store facilities table is presented to allow comparability to other companies in our industry for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cases	61,211	59,594	182,852	183,411
Case growth	2.7%	N/A	(0.3)%	N/A
Net patient service revenue per case	$1,446	$1,296	$1,448	$1,331
Net patient service revenue per case growth	11.6%	N/A	8.8%	N/A
Number of same store surgical facilities	48	N/A	48	N/A

The following same store facility table is presented for purposes of explaining changes in our consolidated financial results for the three and nine months ended September 30, 2008.  The results below for the nine month periods presented include the consolidation of an existing surgical facility that was previously accounted for using the equity method.  We acquired an incremental ownership in this facility during 2007 and began consolidating the facility for financial reporting purposes.  As discussed above, management believes it is appropriate to present the results of this facility in the same store information as a result of enhancing our overall market position.  Accordingly, the table below includes same store facility data for surgical facilities from continuing operations that we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cases	55,899	54,836	166,992	164,649
Case growth	1.9%	N/A	1.4%	N/A
Net patient service revenue per case	$1,333	$1,256	$1,341	$1,304
Net patient service revenue per case growth	6.1%	N/A	2.8%	N/A
Number of same store surgical facilities	43	N/A	43	N/A

Consolidated Information

The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated.  Accordingly, the table includes surgical facilities that we have acquired, developed or disposed of since January 1, 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cases	59,489	55,501	175,594	165,741
Case growth	7.2%	N/A	5.9%	N/A
Net patient service revenue per case	$1,335	$1,250	$1,338	$1,301
Net patient service revenue per case growth	6.8%	N/A	2.8%	N/A
Number of surgical facilities operated as of end of the period (1)	65	55	65	57
Number of consolidated surgical facilities (2)	47	45	47	45

(1) Includes surgical facilities that we manage but in which we have no ownership.

(2)  Surgical facilities included in continuing operations.

Operating Trends

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

Beginning in 2008, the Center for Medicare and Medicaid Services (“CMS”) began basing Medicare payments to surgery centers on the hospital outpatient prospective payment system.  For procedures performed during 2008, surgery centers are generally paid at approximately 65 percent of what hospitals are reimbursed for outpatient procedures.  CMS recently announced that for procedures performed in calendar year 2009, surgery centers will be reimbursed at less than 63 percent of the corresponding amount that hospital outpatient departments receive.  The percentage relationship between surgery center reimbursement and hospital outpatient payment rates will continue to fluctuate from year to year as CMS annually recalculates the conversion factors and makes adjustments for budget neutrality and inflation.  In addition, CMS recently has added to the list of procedures covered by Medicare in a surgery center setting.  The ultimate impact of the changes in Medicare reimbursement will depend on a number of factors, including the procedure mix at the centers and our ability to realize an increase in procedure volume.

Some of our payments come from third-party payors with which our surgical facilities do not have a written contract.  In those situations, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had our surgical facility had a contract with the payor.  We also submit a claim for the services to the payor along with full disclosure that our surgical facility has charged the patient an in-network patient responsibility amount.  Historically, those third-party payors who do not have contracts with our surgical facilities have typically paid our claims at higher than comparable contracted rates.  However, there is a growing trend for third-party payors to adopt out-of-network fee schedules that are more comparable to our contracted rates or to take other steps to discourage their enrollees from seeking treatment at out-of-network surgical facilities.  In certain situations, we have seen an increase in the volume of cases in those instances where we transition from out-of-network to in-network billing, although we experience an overall decrease in revenues to the surgical facility.  We can provide no assurance that we will see an increase in the volume of cases where we transition from out-of-network to in-network in amounts that compensate for a decrease in per case revenues.

Another recent trend is the consolidation of third-party payors.  As a result of payor consolidation in certain markets, typically low volume payors with which our surgical facilities have a written contract have allowed recently acquired payors to access their network.  As a result, payors with which we did not negotiate a written contract are now paying at contracted rates.  The contracted rates are typically lower than rates paid for out-of-network services.  Additionally, we have experienced difficulty from some payors in adjudicating claims properly and submitting timely payments as a result of integration issues certain payors have experienced through the consolidation with other payors.  We have specifically experienced this trend at our California facilities.

During the fourth quarter of 2007, in an effort to address some of these payor issues, we cancelled contracts with certain third-party payors in California and Missouri, effective in the first quarter of 2008.  As a result of cancelling contracts, we have received payments on claims at rates higher than previously contracted rates.

Our operating income margin for the three months ended September 30, 2008, increased to 17.1% from (4.8)% in 2007, or 16.2%, excluding merger transaction expenses and other merger related costs including the accelerated vesting of stock options, restricted stock, and related payroll expense.  As previously mentioned, the cancellation of contracts with certain third-party payors in California and Missouri was effective in the first quarter of 2008.  As a result, we have received payments on claims at rates higher than the previously contracted rates.  This change in reimbursement has had a positive impact on our operating income margins.  However, this positive impact was offset by the opening of three facilities during the first half of 2008, which we began developing in 2007.  As of September 30, 2008, we had two facilities under development.  The development of a surgical facility has a negative impact on operating income margins until the facility is opened and completes an initial ramp-up phase.  Also during the third quarter, business was interrupted at three of our facilities located in Louisiana as a result of a hurricane.

Acquisitions and Developments

During the third quarter of 2008, we acquired an incremental ownership of 18.5% in our surgical facility located in Irvine, California for $5.1 million.  Through this acquisition we obtained a controlling interest in this facility.  The acquisition was treated as a business combination and we began consolidating the facility in the third quarter of 2008 for financial reporting purposes.  The aggregate purchase price was financed with cash from operations.

During the second quarter of 2008, we opened one of the three surgical facilities that were under development as of March 31, 2008.  We account for this facility as an investment under the equity method.   Effective May 31, 2008, we acquired an incremental ownership in two of our existing surgical facilities located in California.  We acquired an incremental ownership of 16.7% in our surgical facility located in Irvine, California for $3.1 million.  We acquired an incremental ownership of 18.0% in our surgical facility located in Arcadia, California for $304,000.  The aggregate purchase price was financed with cash from operations.

During the first quarter of 2008, we opened two of the five surgical facilities that were under development as of December 31, 2007.  We consolidate one of these facilities for financial reporting purposes and account for one as an investment under the equity method.

Effective February 21, 2008, we acquired ownership in five surgical facilities specializing in spine, orthopedic and pain management procedures located in Boulder, Colorado; Honolulu, Hawaii; Bristol and Nashville, Tennessee; and Seattle, Washington for an aggregate of $5.8 million plus the assumption of $4.7 million of debt and contingent consideration of up to $3.0 million subject to earn out provisions based on EBITDA for the year ended December 31, 2008.  We will record the contingency if and when it becomes distributable, or determinable beyond a reasonable doubt.  We acquired an ownership ranging from 20.0% to 50.0% in these surgical facilities.  Three of these facilities are consolidated for financial reporting purposes.  The aggregate purchase price was financed with cash from operations.  We also entered into management agreements with each of these surgical facilities.

Effective January 1, 2008, we acquired an incremental ownership in three of our existing surgical facilities located in California.  We acquired an incremental ownership of 10.7% in our two surgical facilities located in Beverly Hills, California for an aggregate of $2.5 million and a 6.4% additional ownership in our surgical facility located in Encino, California for $2.0 million.  Prior to the acquisition, we owned 55.1% and 57.0% of the two Beverly Hills, California surgical facilities and 55.5% of the Encino, California surgical facility.  The aggregate purchase price was financed with cash from operations.

Discontinued Operations and Divestitures

From time to time, we evaluate our portfolio of surgical facilities to ensure the facilities are performing as we expect.  We have previously identified three underperforming ambulatory surgery centers that we consolidate for financial reporting purposes.  We committed to a plan to divest our interest in these facilities. During the second quarter of 2008, we sold our interest in one ambulatory surgery center located in Savannah, Georgia.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” these facilities’ assets, liabilities, revenues and expenses and cash flows have been reclassified as discontinued operations for all periods presented.

Revenues, the loss on operations before income taxes and the total loss from discontinued operations, net of taxes, for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net Revenue	$1,752	$2,039	$5,695	$7,909
Loss on operations, before tax	$(458)	$(277)	$(1,286)	$(1,161)
Income tax provision (benefit)	$10	$(107)	$(390)	$(361)
(Loss) gain on sale, net of tax	$—	$—	$(1,394)	$256
Loss from discontinued operations, net of tax	$(468)	$(170)	$(2,290)	$(544)

Effective September 30, 2008, we sold substantially all of the assets of our ambulatory surgery center in Deland, Florida for $1.7 million.  This facility was not one of the facilities held for sale.  We recorded a loss on the sale of approximately $538,000.  Due to the migration of cases from this facility to our Orange City, Florida facility, the results of operations and the loss on the sale of assets are reflected in our results from continuing operations.

Results of Operations

The following tables summarize certain statements of operations items for each of the three and nine months ended September 30, 2008 and 2007.  The tables also show the percentage relationship to revenues for the periods indicated:

	Three Months Ended September 30,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$83,570	100.0%	$73,074	100.0%
Cost of revenues	57,539	68.9	52,133	71.3
General and administrative expense	6,175	7.4	13,679	18.7
Depreciation and amortization	3,947	4.7	3,277	4.5
Provision for doubtful accounts	1,403	1.7	715	1.0
(Income) loss on equity investments	(450)	(0.5)	278	0.4
Impairment and loss on disposal of long-lived assets	675	0.8	94	0.1
Gain on sale of long-lived assets	(42)	(0.1)	(90)	(0.1)
Merger transaction expenses	—	—	6,499	8.9
Total operating expenses	69,247	82.9	76,585	104.8
Operating income (loss)	14,323	17.1	(3,511)	(4.8)
Minority interests in income of consolidated subsidiaries	(5,444)	(6.5)	(4,490)	(6.1)
Interest expense, net	(11,293)	(13.5)	(5,964)	(8.2)
Income before income taxes and discontinued operations	(2,414)	(2.9)	(13,965)	(19.1)
Benefit for income taxes	(1,053)	(1.3)	(2,478)	(3.4)
Loss from continuing operations	(1,361)	(1.6)	(11,487)	(15.7)
Loss from discontinued operations	(468)	(0.6)	(170)	(0.2)
Net loss	$(1,829)	(2.2)%	$(11,657)	(15.9)%

	Nine Months Ended September 30,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$247,184	100.0%	$226,964	100.0%
Cost of revenues	167,929	67.9	154,087	67.9
General and administrative expense	18,816	7.6	26,329	11.6
Depreciation and amortization	11,169	4.5	9,279	4.1
Provision for doubtful accounts	2,579	1.0	2,910	1.3
(Income) loss on equity investments	(1,152)	(0.5)	78	—
Impairment and loss on disposal of long-lived assets	1,147	0.5	339	0.1
Gain on sale of long-lived assets	(710)	(0.3)	(596)	(0.2)
Merger transaction expenses	—	—	7,522	3.3
Proceeds from insurance settlement, net	—	—	(161)	(0.1)
Total operating expenses	199,778	80.8	199,787	88.0
Operating income	47,406	19.2	27,177	12.0
Minority interests in income of consolidated subsidiaries	(18,243)	(7.4)	(17,243)	(7.6)
Interest expense, net	(32,497)	(13.1)	(9,890)	(4.4)
(Loss) income before income taxes and discontinued operations	(3,334)	(1.3)	44	—
(Benefit) provision for income taxes	(705)	(0.3)	3,184	1.4
Loss from continuing operations	(2,629)	(1.1)	(3,140)	(1.4)
Loss from discontinued operations	(2,290)	(0.9)	(544)	(0.2)
Net loss	$(4,919)	(2.0)%	$(3,684)	(1.6)%

Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007

Overview.  During the three months ended September 30, 2008, our revenues increased 14.4% to $83.6 million from $73.1 million for the three months ended September 30, 2007.  We incurred a net loss for the three months ended September 30, 2008 of $1.8 million compared to a net loss of $11.7 million for the three months ended September 30, 2007.  Included in the net loss for 2007 is $12.6 million, net of tax, of merger transaction expenses, including various legal fees and other merger related costs, including the accelerated vesting of stock options, restricted stock, and related payroll expense.  Included in the net loss for 2008 is an additional $1.7 million, net of tax, of interest expense and amortized deferred financing costs as a result of our new capital structure.  Our financial results for the three months ended September 30, 2008 compared to September  30, 2007 reflect the addition of six surgical facilities that we consolidate for financial reporting purposes and four surgical facilities that we do not consolidate for financial reporting purposes.

For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those surgical facilities that we consolidate for financial reporting purposes for both the three months ended September 30, 2008 and 2007.

Revenues.  Revenues for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 were as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar	Percent
	2008	2007	Variance	Variance
Patient service revenues:
Same store revenues	$74,525	$68,890	$5,635	8.2%
Revenues from other surgical facilities	4,876	483	4,393	—
Total patient service revenues	79,401	69,373	10,028	14.5
Physician service revenues	1,625	1,378	247	17.9
Other service revenues	2,544	2,323	221	9.5
Total revenues	$83,570	$73,074	$10,496	14.4%

Patient service revenues at same store facilities increased 8.2% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily as a result of an increase in cases of 1.9% combined with an increase in net revenue per case of 6.1%.  Our same store volume increased as a result of our continued focus on physician recruitment for both existing and new specialties.  In addition, case volume increased as a result of our efforts to develop and acquire surgical facilities within markets served by other surgical facilities in which we own an interest, thereby enhancing our overall market position. However, the increase in case volume was partially offset as a result of a hurricane which interrupted business at three of our facilities located in Louisiana.

The increase in net revenue per case is related to normal inflationary adjustments from payors with contracted rates and the cancellation of certain payor contracts in California and Missouri. In addition, the initial phase of Medicare reimbursement increases became effective January 1, 2008 for specific cases performed in ambulatory surgery centers.  The remaining increase in total revenues is related to surgical facilities acquired or developed since July 1, 2007, partially offset by surgical facilities divested in 2007.

Cost of Revenues.  Cost of revenues for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 were as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar	Percent
	2008	2007	Variance	Variance
Same store cost of revenues	$54,030	$51,642	$2,388	4.6%
Cost of revenues from other surgical facilities	3,509	491	3,018	—
Total cost of revenues	$57,539	$52,133	$5,406	10.4%

As a percentage of same store patient services revenues, same store cost of revenues decreased to 72.5% for the three months ended September 30, 2008 from 75.0% for the three months ended September 30, 2007.  This decrease is a result of higher net revenues per case primarily due to the cancellation of certain payor contracts in California and Missouri.  On a per case basis, same store cost of revenues increased 2.7% to $967 in 2008 from $942 in 2007 primarily as a result of inflationary adjustments and the impact of facilities under development.  Cost of revenues from other surgical facilities increased by $3.0 million.  This increase is primarily attributable to surgical facilities acquired or developed since July 1, 2007, partially offset by surgical facilities divested in 2007.  As a percentage of revenues, total cost of revenues decreased to 68.9% for 2008 from 71.3% for 2007.

General and Administrative Expense.  General and administrative expense was $6.2 million for the three months ended September 30, 2008 compared to $13.7 million for the three months ended September 30, 2007.  Included in 2007 is $8.0 million of expenses related primarily to the accelerated vesting of stock options, restricted stock, and related payroll expense, as a result of the Merger.  We recorded stock compensation expense of $323,000 in 2008.  As a percentage of revenues, general and administrative expenses decreased to 7.4% for 2008, from 7.7% for 2007, exclusive of expenses related primarily to the accelerated vesting of stock options, restricted stock, and related payroll expense, as a result of the Merger.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended September 30, 2008 was $3.9 million compared to $3.3 million for the three months ended September 30, 2007.  This increase is primarily attributable to depreciation expense at facilities acquired or developed since July 1, 2007.  As a percentage of revenues, depreciation and amortization expense increased to 4.7% for 2008 from 4.5% for 2007.  Also included in 2008 is $206,000 of additional depreciation expense as a result of the finalized purchase accounting as a result of the Merger.  Same store depreciation and amortization expense remained consistent at $3.3 million for 2008 and 2007.

Provision for Doubtful Accounts.  Provision for doubtful accounts increased to $1.4 million for the three months ended September 30, 2008 from $715,000 for the three months ended September 30, 2007.  As a percentage of revenues, the provision for doubtful accounts increased to 1.7% for 2008 from 1.0% for 2007.  On a same store basis, the provision for doubtful accounts increased to 1.8% of revenue for 2008 from 1.1% for 2007.

(Income) loss on Equity Investments. (Income) loss on equity investments represents the net (income) loss of certain investments we have in surgical facilities.  These surgical facilities are not consolidated for financial reporting purposes.  Income on equity investments increased to $450,000 for the three months ended September 30, 2008 from a loss of $278,000 for the three months ended September 30, 2007.  The increase in income on equity investments for 2008 compared to 2007 is primarily attributable to developed facilities recently opened.

Impairment and Loss on Disposal of Long-Lived Assets.  Impairment and loss on disposal of long-lived assets for the three months ended September 30, 2008 of $675,000 includes a $538,000 loss on the sale of assets at the Deland, Florida facility.  The remaining loss for the three months ended September 30, 2008 and September 30, 2007 primarily represents the loss we recognized on the sale of a portion of our ownership in certain surgical facilities to physician investors.

Gain on Sale of Long-Lived Assets.  Gain on sale of long-lived assets for the three months ended September 30, 2008 of $42,000 and for the three months ended September 30, 2007 of $90,000 primarily represents the gain we recognized on the sale of a portion of our ownership in certain surgical facilities to physician investors.

Merger Transaction Expenses.  During the three months ended September 30, 2007, we incurred $6.5 million of costs directly attributable to the Merger.  These costs were primarily legal fees that were expensed in the period incurred.

Operating Income.  Operating income increased to $14.3 million for the three months ended September 30, 2008 from a loss of $3.5 million, or income of $11.9 million, exclusive of Merger transaction expenses for the three months ended September 30, 2007.  As a percentage of revenues, operating income increased to 17.1% for 2008 from (4.8%) for 2007, or 16.2%, excluding Merger transaction expenses.  Operating income margins on same store facilities increased to 17.7% for 2008 from 15.8% for 2007, excluding Merger transaction expenses.

Minority Interests in Income of Consolidated Subsidiaries.  Minority interests in income of consolidated subsidiaries increased 20.0% to $5.4 million for the three months ended September 30, 2008 from $4.5 million for the three months ended September 30, 2007.  As a percentage of revenues, minority interests in income from consolidated subsidiaries increased to 6.5% for 2008 from 6.1% for 2007.  This increase is attributable to an operating income margin increase from same store facilities during the three months ended September 30, 2008.

Interest Expense, Net of Interest Income.  Interest expense, net of interest income, increased to $11.3 million for the three months ended September 30, 2008 from $6.0 million for the three months ended September 30, 2007.  Included in interest expense is an incremental $2.9 million of interest and amortization expense as a result of our new capital structure.  The increase in interest expense in 2008 was primarily due to our new capital structure following the Merger.

Benefit for Income Taxes.  The benefit for income taxes decreased to $1.1 million for the three months ended September 30, 2008 from $2.5 million for the three months ended September 30, 2007.  This decrease in the benefit for income taxes was due to the decrease in the loss before income taxes for the period.  The effective tax rate for 2008 was (43.6%) compared to an effective tax rate of (17.7%) for 2007.  The effective tax rate for the three months ended September 30, 2007 included a $2.9 million tax effect of transaction costs that were determined to be nondeductible for tax purposes.

Loss from Continuing Operations.  Loss from continuing operations was $1.4 million for the three months ended September 30, 2008 compared to $11.5 million for the three months ended September 30, 2007, or income of $1.1 million, excluding merger transaction expenses.  Income from continuing operations, excluding merger transaction expenses, decreased primarily as a result of additional interest expense and amortization of deferred financing costs of approximately $2.2 million, net of tax, offset by improved operating income margins during the period.

Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007

Overview.  During the nine months ended September 30, 2008, our revenues increased 8.9% to $247.2 million from $227.0 million for the nine months ended September 30, 2007.  We incurred a net loss for 2008 of $4.9 million compared to $3.7 million for 2007.  Included in the net loss for 2008 is an additional $9.1 million, net of tax, of interest expense, primarily due to our new capital structure following the Merger.  Included in interest expense is an additional $1.1 million, net of tax, of amortization expense, which includes $552,000 of deferred finance costs expensed in conjunction with the repayment of our bridge facility.  Our financial results for the nine months ended September 30, 2008 compared to September 30, 2007 reflect the addition of three surgical facilities that we consolidate for financial reporting purposes and three surgical facilities that we do not consolidate for financial reporting purposes.

For purposes of this management’s discussion of our consolidated financial results, we consider both same store facilities as those surgical facilities that we consolidate for financial reporting purposes for the nine months ended September 30, 2008 and 2007.

Revenues.  Revenues for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 were as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar	Percent
	2008	2007	Variance	Variance
Patient service revenues:
Same store revenues	$223,885	$214,648	$9,237	4.3%
Revenues from other surgical facilities	11,039	968	10,071	—
Total patient service revenues	234,924	215,616	19,308	9.0
Physician service revenues	4,851	4,023	828	20.1
Other service revenues	7,409	7,325	84	1.1
Total revenues	$247,184	$226,964	$20,220	8.9%

Patient service revenues at same store facilities increased 4.3% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily as a result of our 1.4% increase in cases combined with a 2.8% increase in net revenue per case.  Our same store volume increased as a result of our continued focus on physician recruitment for both existing and new specialties. In addition, case volume increased as a result of our efforts to develop and acquire surgical facilities within markets served by other surgical facilities in which we own an interest, thereby enhancing our overall market position. At one of these facilities, we acquired an incremental ownership in a center which was previously accounted for using the equity method during 2007, and began consolidating the facility for financial reporting purposes.  However, we have experienced weaker volumes at two of our surgical hospitals, and at certain facilities located in the southeast.  Additionally, we experienced a decrease in case volume as a result of a hurricane which interrupted business at three of our facilities located in Louisiana.

The increase in net revenue per case is related to normal inflationary adjustments from payors with contracted rates and the cancellation of certain payor contracts in California and Missouri. In addition, the initial phase of Medicare reimbursement increases became effective January 1, 2008 for specific cases performed in ambulatory surgery centers.  The remaining increase in total revenues is related to surgical facilities acquired or developed since January 1, 2007, partially offset by surgical facilities divested in 2007.

Cost of Revenues.  Cost of revenues for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 were as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar	Percent
	2008	2007	Variance	Variance
Same store cost of revenues	$159,734	$153,047	$6,687	4.4%
Cost of revenues from other surgical facilities	8,195	1,040	7,155	—
Total cost of revenues	$167,929	$154,087	$13,842	9.0%

As a percentage of same store patient services revenues, same store cost of revenues remained consistent at 71.3% for the nine months ended September 30, 2008 and September 30, 2007.  On a per case basis, same store cost of revenues increased 2.9% to $957 in 2008 from $930 in 2007, primarily as a result of inflationary adjustments and the impact of facilities under development.  As previously mentioned, the 2.8% increase in net revenue per case was impacted during the first quarter of 2008 by out-of-network trends experienced in certain markets.  During the second and third quarters, as a result of cancelling certain contracts, we have experienced positive net revenue per case trends at these facilities.  Cost of revenues from other surgical facilities increased by $7.2 million.  This increase is primarily attributable to surgical facilities acquired or developed since January 1, 2007, partially offset by surgical facilities divested in 2007.  As a percentage of revenues, total cost of revenues remained consistent at 67.9% for 2008 and 2007.

General and Administrative Expense.  General and administrative expense increased 7.4% to $18.8 million for the nine months ended September 30, 2008 from $17.6 million for the nine months ended September 30, 2007, excluding expenses related primarily to the accelerated vesting of stock options, restricted stock, and related payroll expense, as a result of the Merger.  As a percentage of revenues, general and administrative expenses were 7.6% for 2008 and 11.7% for 2007, or 7.8% excluding expenses related primarily to the accelerated vesting of stock options, restricted stock, and related payroll expense, as a result of the Merger.

Depreciation and Amortization.  Depreciation and amortization expense for the nine months ended September 30, 2008 was $11.2 million compared to $9.3 million for the nine months ended September 30, 2007.  This increase is primarily attributable to depreciation expense at facilities acquired or developed since January 1, 2007.  As a percentage of revenues, depreciation and amortization expense increased to 4.5% for 2008 from 4.1% for 2007.  Same store depreciation and amortization expense increased to $10.0 million for 2008 from $9.2 million in 2007, primarily as a result of asset additions at certain facilities.

Provision for Doubtful Accounts.  Provision for doubtful accounts decreased to $2.6 million for the nine months ended September 30, 2008 from $2.9 million for the nine months ended September 30, 2007.  As a percentage of revenues, the provision for doubtful accounts decreased to 1.0% for 2008 from 1.3% for 2007.  This decrease is primarily attributed to improved collection efforts at several of our larger facilities.  On a same store basis, the provision for doubtful accounts decreased to 1.1% of revenue for 2008 compared to 1.4% for 2007.

(Income) loss on Equity Investments.  (Income) loss on equity investments represents the net income of certain investments we have in surgical facilities.  These surgical facilities are not consolidated for financial reporting purposes.  Income on equity investments increased to $1.2 million for the nine months ended September 30, 2008 from a loss of $78,000 for the nine months ended September 30, 2007.  The increase in income on equity investments for 2008 compared to 2007 is primarily attributable to developed facilities recently opened.

Impairment and Loss on Disposal of Long-Lived Assets.  Impairment and loss on disposal of long-lived assets for the nine months ended September 30, 2008 of $1.1 million and for the nine months ended September 30, 2007 of $339,000 primarily represents the loss related to the sale of a portion of our ownership interest in certain surgical facilities to physician investors and a health care system.  Included in 2008 is a loss of $538,000 related to the sale of assets at the Deland, Florida facility.

Gain on Sale of Long-Lived Assets.  Gain on sale of long-lived assets for the nine months ended September 30, 2008 of $710,000 and for the nine months ended September 30, 2007 of $757,000 primarily represents the gain we recognized on the sale of a portion of our ownership in certain surgical facilities to physician investors.

Merger Transaction Expenses.  During the nine months ended September 30, 2007, we incurred $7.5 million of costs directly attributable to the Merger.  These costs were primarily legal fees that were expensed in the period incurred.

Proceeds from Insurance Settlement.  During the nine months ended September 30, 2007, we received the remaining insurance proceeds of $161,000 related to the hurricanes that temporarily closed our affected surgical facilities and interrupted the surgical facilities’ business during the third and fourth quarters of 2005.  We recorded these proceeds net of related costs.

Operating Income.  Operating income increased 74.3% to $47.4 million for the nine months ended September 30, 2008 from $27.2 million for the nine months ended September 30, 2007.  As a percentage of revenues, operating income increased to 19.2% for 2008 from 12.0% for 2007.  Excluding Merger transaction expenses, operating income increased to 19.3% of revenues for 2008 from 19.2% for 2007.  Operating income margins on same store facilities increased to 19.6% for 2008 from 16.1% for 2007.

Minority Interests in Income of Consolidated Subsidiaries.  Minority interests in income of consolidated subsidiaries increased to $18.2 million for the nine months ended September 30, 2008 from $17.2 million for the nine months ended September 30, 2007. As a percentage of revenues, minority interests in income from consolidated subsidiaries decreased to 7.4% for 2008 from 7.6% for 2007.

Interest Expense, Net of Interest Income.  Interest expense, net of interest income, increased to $32.5 million for the nine months ended September 30, 2008 from $9.9 million for the nine months ended September 30, 2007.  Included in interest expense is an incremental increase of $15.0 million as a result of our new capital structure, including $1.8 million of amortization expense, which includes $912,000 of deferred finance costs expensed in conjunction with the repayment of our bridge facility.  The increase in interest expense in 2008 was primarily due to our new capital structure following the Merger.

(Benefit) Provision for Income Taxes.  The benefit for income taxes was $705,000 for the nine months ended September 30, 2008 as compared to a provision for income taxes of $3.2 million for the nine months ended September 30, 2007.  Income taxes decreased as a result of the decrease in income before income taxes, as well as $2.9 million of merger transaction costs recorded in the period ended September 30, 2007 that were determined to be nondeductible for tax purposes.

Loss from Continuing Operations.  Loss from continuing operations was $2.6 million for the nine months ended September 30, 2008 compared to $3.1 million for the nine months ended September 30, 2007.  The loss from continuing operations in 2008 was primarily a result of additional interest expense and amortization of deferred financing costs totaling approximately $9.1 million, net of tax.

Liquidity and Capital Resources

Balance Sheet Information

Comparability of our consolidated balance sheets is affected by our acquisitions, developments and divestitures.  The assets and liabilities, as well as the borrowings under our senior credit facility for the acquisitions, are recorded at the date of acquisition.

During the nine months ended September 30, 2008, we acquired a 35.2% incremental ownership in our surgical facility located in Irvine, California for $8.2 million, 10.7% in our two surgical facilities located in Beverly Hills, California for an aggregate of $2.5 million, a 6.4% incremental ownership in our surgical facility located in Encino, California for $2.0 million, and an 18.0% incremental ownership in our surgical facility located in Arcadia, California for $304,000.  Prior to the acquisition, we owned 55.1% and 57.0% of the two Beverly Hills, California surgical facilities, 55.5% of the Encino, California surgical facility, 15.3% of the Irvine, California surgical facility and 19.2% of the Arcadia, California surgical facility.  We obtained a controlling interest in the Irvine, California surgical facility in the third quarter and began consolidating this facility for financial reporting purposes.

Also during 2008, we acquired ownership in five surgical facilities specializing in spine, orthopedic and pain management procedures located in Boulder, Colorado; Honolulu, Hawaii; Bristol and Nashville, Tennessee; and Seattle, Washington for an aggregate of $5.8 million plus the assumption of $4.7 million of debt and contingent consideration of up to $3.0 million.  We acquired an ownership ranging from 20.0% to 50.0% in these surgical facilities.  Three of these facilities are included in our consolidated financial results.  The aggregate purchase price was financed through a combination of borrowing proceeds as a result of the Merger and cash from operations.

During the nine months ended September 30, 2008, we opened three surgical facilities that were under development as of December 31, 2007, one of which is consolidated for financial reporting purposes as of September 30, 2008 and two of which are recorded as investments under the equity method.  The total cost of developing these three surgical facilities was $17.8 million, which was financed with $13.7 million of third-party debt, of which we have guaranteed $4.8 million.  The remaining cost was financed with our equity investment of $576,000 and facility level equity contributions of $2.7 million.  As of September 30, 2008, we had two surgical facilities under development.

Development of a typical ambulatory surgery center cost between $4.0 million and $6.0 million, excluding costs of real estate.  Development costs include estimated construction costs of $1.5 million to $2.0 million, typically for improving existing space, equipment and other furnishing costs of $1.5 million to $2.5 million and working capital of approximately $1.0 million to $1.5 million that is generally required to sustain operations for the initial six to 12 months of operations.  These costs vary depending on the range of specialties that will be provided at the surgical facility and the number of operating and treatment rooms.  Development of a surgical hospital with the same operating capacity as a typical ambulatory surgery center would require additional capital to build and equip additional features, such as inpatient hospital rooms, and to provide other ancillary services, if required.

Approximately 80.0% of the development costs of a new surgical facility are financed with facility-level indebtedness and cash from operations, and the remainder with equity contributed by us and the other owners of the surgical facility.  The other owners are typically local physicians, physician groups or, less frequently, hospitals.  For our consolidated facilities, the facility-level indebtedness typically consists of intercompany loans that we provide, and for our non-consolidated facilities, the facility-level indebtedness consists of third-party debt for which we typically provide a guarantee for our pro rata share.  We expect that our acquisition and development program will require substantial capital resources, which we estimate to range from $25.0 million to $35.0 million per year over the next two to three years.  In addition, the operations of our existing facilities will require ongoing maintenance capital expenditures that have historically averaged less than 3.5% of net revenue.  We expect that our capital needs will be financed through a combination of cash flow from operations and corporate borrowings.

While we intend to finance acquisitions and development projects with cash flow from operations and borrowings under our existing senior secured credit facility, we may require sources of capital in addition to those presently available to us. With the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us or at all, which may limit our ability to successfully pursue our growth strategy.

Cash Flow Statement Information

During the nine months ended September 30, 2008, we generated operating cash flow from continuing operations of $27.5 million compared to $19.3 million for the nine months ended September 30, 2007.  The $27.5 million includes distributions to minority interest holders of $16.5 million compared to $18.2 million for the nine months ended September 30, 2007.  During 2008, we elected to exercise the payment-in-kind (the “PIK”) option by increasing the principal amount of the bridge facility in lieu of making scheduled interest payments.  In 2007, we elected to pay interest on the bridge facility of $5.6 million in cash.  Also during 2008, we received income tax refunds of $2.6 million, representing overpayments made during 2006 and 2007.

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2008 was $27.8 million, including $15.8 million of payments related to acquisitions and $12.4 million related to purchases of property and equipment.  The $12.4 million of property and equipment purchases includes $7.4 million for expansion and development related projects.

Our net cash used in financing activities from continuing operations during the nine months ended September 30, 2008 was $7.9 million compared to $41.3 million provided by financing activities during the nine months ended September 30, 2007.  In 2008, we made scheduled principal payments on our senior secured credit facility totaling $1.9 million and unscheduled principal payments of $11.0 million.  During 2008, we elected to exercise the PIK option in lieu of making scheduled interest payments.  The $41.3 million provided by financing activities during the nine months ended September 30, 2007 is attributable to the new capital structure as a result of the Merger.

Long-Term Debt

The Company’s long-term debt is summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
Senior secured credit facility	$236,500	$249,375
Senior PIK toggle notes	184,635	—
Bridge facility	—	175,000
Notes payable to banks	20,133	8,817
Secured term loans	3,423	504
Capital lease obligations	4,230	3,258
	448,921	436,954
Less current maturities	(12,059)	(8,029)
	$436,862	$428,925

Senior Secured Credit Facility

On August 23, 2007, in conjunction with the Merger, we entered into a new $350.0 million senior secured credit facility with a syndicate of banks.  The senior secured credit facility extends credit in the form of two term loans of $125.0 million each (the first, the Tranche A Term Loan and the second, the Tranche B Term Loan) and a $100.0 million revolving, swingline and letter of credit facility (the “Revolving Facility”).  The swingline facility is limited to $10.0 million, and the swingline loans are available on a same-day basis.  The letter of credit facility is limited to $10.0 million.  We are the borrower under the senior secured credit facility, and all of our wholly owned subsidiaries are guarantors.  Under the terms of the senior secured credit facility, entities that become wholly owned subsidiaries must also guarantee the debt.

The Tranche A Term Loan matures on August 23, 2013, the Tranche B Term Loan matures on August 23, 2014 and the Revolving Facility matures on August 23, 2013.  The Tranche A Term Loan requires quarterly principal payments of $312,500 through September 30, 2009, quarterly payments of $1.6 million from December 31, 2009 through September 30, 2010, quarterly payments of $4.7 million from December 31, 2010 through September 30, 2011, quarterly payments of  $6.3 million from December 31, 2011 through September 30, 2012, quarterly payments of  $18.1 million from December 31, 2012 through June 30, 2013 and a balloon payment of  $12.6 million on August 23, 2013.  The Tranche B Term Loan requires quarterly principal payments of $312,500 through June 30, 2014 and a balloon payment of $111.1 million on August 23, 2014.

At our option, the term loans bear interest at the lender’s alternate base rate in effect on the applicable borrowing date plus an applicable alternate base rate margin, or Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin.  Both the applicable alternate base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our total indebtedness to consolidated EBITDA.

The senior secured credit facility permits us to declare and pay dividends only in additional shares of its stock except for the following exceptions.  Restricted subsidiaries, as defined in the credit agreement, may declare and pay dividends ratably with respect to their capital stock.  We may declare and pay cash dividends or make other distributions to Holdings provided the proceeds are used by Holdings to (i) purchase or redeem equity interest of Holdings acquired by former or current employees, consultants or directors of Holdings, the Company or any restricted subsidiary or (ii) pay principal or interest on promissory notes that were issued in lieu of cash payments for the repurchase or redemption of such equity instruments, provided that the aggregate amount of such dividends or other distributions shall not exceed $3.0 million in any fiscal year.  Any unused amounts that are permitted to be paid under this provision are available to be carried over to subsequent fiscal years provided that certain conditions are met.  We may also make payments to Holdings to pay franchise taxes and other fees required to maintain its corporate existence provided such payments do not exceed $3.0 million in any calendar year and also make payments in the amount necessary to enable Holdings to pay income taxes directly attributable to the operations of the Company and to make $1.0 million in annual advisory and management agreement payments.  We may also make additional payments to Holdings in the aggregate amount of $5.0 million throughout the term of the senior secured credit facility.

In October 2007, we entered into an interest rate swap agreement to protect against certain interest rate fluctuations of the LIBOR rate on $150.0 million of our variable rate debt under the senior secured credit facility.  The effective date of the interest rate swap was October 31, 2007, and it is scheduled to expire on October 31, 2010.  The interest rate swap effectively fixes our LIBOR interest rate on the $150.0 million of variable debt at a rate of 4.7% and is being accounted for as a cash flow hedge.  We have recognized the fair value of the interest rate swap as a long-term liability of approximately $4.5 million at September 30, 2008.  If we materially modify our interest rate swap agreement or the senior secured credit facility, we could be required to record the fair value of the interest rate swap into our statement of operations.  However, at this time, we do not intend to materially modify the interest rate swap or senior secured credit facility.

As of September 30, 2008, the amount outstanding under the senior secured credit facility was $236.5 million with an interest rate on the borrowings ranging from 5.95% to 7.95%.  The $100.0 million revolving facility includes a non-use fee of 0.5% of the portion of the facility not used.  We pay this fee quarterly.  As of September 30, 2008, the amount available under the Revolving Facility was $100.0 million. In addition, we made voluntary principal payments of $11.0 million under our senior credit facility during the first nine months of 2008.

Bridge Facility

We entered into an interim $175.0 million bridge loan credit agreement on August 23, 2007.  The loan was to mature on August 23, 2008 and bear interest at the bank’s base rate plus a margin of 3.0% or the Eurodollar rate plus an initial margin of 4.0%.  The margin increased by 0.5% per annum at the end of the interest period ending February 23, 2008.  All of our wholly owned subsidiaries were guarantors of the bridge facility.  During 2008, prior to the retirement of the bridge facility, we elected to increase the principal amount of the bridge facility in lieu of making scheduled interest payments of $4.9 million.  As a result of this election, the interest rate increased by 75 basis points for those interest periods.  On June 3, 2008, we repaid the $179.9 million bridge facility with proceeds from the sale of the Toggle Notes.

Senior PIK Toggle Notes

On June 3, 2008, we completed a private offering of $179.9 million aggregate principal amount of our 11.00%/11.75% Senior PIK Toggle Notes due 2015.  Interest on the Toggle Notes is due February 23 and August 23 of each year, beginning August 23, 2008.  The Toggle Notes will mature on August 23, 2015.  For any interest period through August 23, 2011, we may elect to pay interest on the Toggle Notes (i) in cash, (ii) in kind, by increasing the principal amount of the notes or issuing new notes (referred to as “PIK interest”) for the entire amount of the interest payment or (iii) by paying interest on 50% of the principal amount of the Toggle Notes in cash and 50% in PIK interest.  Cash interest on the Toggle Notes will accrue at the rate of 11.0% per annum.  PIK interest on the Toggle Notes will accrue at the rate of 11.75% per annum.  The proceeds from the issuance of the Toggle Notes were used exclusively to repay the bridge facility.  During the third quarter of 2008, we elected the PIK option for the initial interest payment of $4.7 million on the Toggle Notes, due August 23, 2008.

The Toggle Notes are unsecured senior obligations and rank equally with our existing and future senior indebtedness, senior to all of our future subordinated indebtedness and effectively junior to our secured indebtedness to the extent of the value of the collateral securing such indebtedness.  Certain of our existing subsidiaries have guaranteed the Toggle Notes on a senior basis, as required by the indenture.  The indenture also requires that certain of our future subsidiaries guarantee the Toggle Notes on a senior basis.  Each guarantee is unsecured and ranks equally with senior indebtedness of the guarantor, senior to all of the guarantor’s subordinated indebtedness and effectively junior to its secured indebtedness to the extent of the value of the collateral securing such indebtedness.

The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit our ability and the ability of the subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates.

As part of the private offering, we entered into a registration rights agreement with the initial purchasers in the private offering in which we agreed, among other things, to file the registration statement within 180 days of the issuance of the outstanding notes. On September 25, 2008, we filed a registration statement under the Securities Act of 1933, as amended, to register $184.6 million aggregate principal amount of Toggle Notes as well as the guarantee of each wholly owned subsidiary of the Company.  On November 12, 2008, the Company filed an amendment to the registration statement to, among other things, register an additional $75.4 million aggregate principal amount of Toggle Notes issuable if we elect to make payments of additional interest in kind by increasing the principal amount of the existing notes or issuing additional notes. Pursuant to the registration statement, we are offering to exchange our outstanding Toggle Notes for new 11.00%/11.75% Senior PIK Toggle Notes due 2015 with an aggregate principal amount of $184.6 million registered under the Securities Act of 1933, as amended. The exchange notes will represent the same debt as the outstanding notes and we will issue the exchange notes under the same indenture that governs the outstanding notes.

At September 30, 2008, we were in compliance with all material covenants required by each long-term debt agreement.

Notes Payable to Banks

Certain of our subsidiaries have outstanding bank indebtedness of $20.1 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.

Capital Lease Obligations

We are liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at September 30, 2008 and December 31, 2007 was $4.2 million and $3.3 million, respectively.  The leases have interest rates ranging from 3% to 17% per annum.

Inflation

Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.

Earnings Before Interest, Taxes, Depreciation and Amortization

When we use the term “EBITDA,” we are referring to net income plus (a) gain (loss) on discontinued operations, (b) income tax expense, (c) interest expense, net and (d) depreciation and amortization.  Minority interest expense represents the interests of third parties, such as physicians and, in some cases, health care systems that own an interest in surgical facilities that we consolidate for financial reporting purposes.  Our operating strategy is to apply a market-based approach in structuring our partnerships, with individual market dynamics driving the structure.  We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.

EBITDA increased to $12.8 million for the three months ended September 30, 2008 compared to $(108,000) for the three months ended September 30, 2007.  A significant component of this increase is a $15.4 million decrease in Merger transaction expenses attributable to the legal fees and the accelerated vesting of stock options, restricted stock, and related payroll expense incurred in 2007.

EBITDA increased to $40.3 million for the nine months ended September 30, 2008 compared to $18.1 million for the nine months ended September 30, 2007.  A significant component of this increase is a $16.4 million decrease in expenses related to the Merger incurred in 2007.  The remaining increase in EBITDA is primarily attributable to facilities acquired or developed since January 1, 2007.

We use EBITDA as a measure of liquidity.  We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures.  We also use EBITDA, with some variation in the calculation, to determine compliance with some of the covenants under the senior secured credit facility, as well as to determine the interest rate and commitment fee payable under the senior secured credit facility.

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

The following table reconciles EBITDA to net cash provided by operating activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
EBITDA	$12,826	$(108)	$40,332	$18,125
Depreciation and amortization	(3,947)	(3,277)	(11,169)	(9,279)
Interest expense, net	(11,293)	(5,964)	(32,497)	(9,890)
Provision for income taxes	1,053	(2,478)	705	(3,184)
(Loss) income on discontinued operations, net of taxes	(468)	170	(2,290)	544
Net loss	(1,829)	(11,657)	(4,919)	(3,684)
Depreciation and amortization	3,947	3,277	11,169	9,279
Non-cash stock option compensation expense	323	8,734	1,790	10,462
Non-cash payment-in-kind interest option	4,816	—	9,753	—
Amortization of deferred financing costs	813	630	3,985	880
Non-cash losses and (gains)	696	5	25	(284)
Minority interest in income of consolidated subsidiaries	5,444	4,490	18,243	17,243
Deferred income taxes	(542)	6,718	(2,870)	13,666
Distributions to minority partners	(5,877)	(5,608)	(16,457)	(18,208)
Equity in earnings of unconsolidated affiliates, net of distributions received	(12)	278	237	78
Provision for doubtful accounts	1,403	715	2,579	2,910
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(167)	6,477	(2,495)	1,028
Income tax receivable	(656)	(11,349)	2,216	(11,349)
Other assets and liabilities	(2,320)	987	4,223	(5,705)
Net cash provided by operating activities – continuing operations	$6,039	$3,697	$27,479	$16,316

Summary

We believe that existing funds, cash flows from operations and borrowings under our senior secured credit facility will provide sufficient liquidity for the next 12 to 18 months.  However, we may need to incur additional debt or issue additional equity or debt securities in the future.  We cannot be assured that capital will be available on acceptable terms, if at all.  Our ability to meet our funding needs could be adversely affected if we suffer adverse results from our operations, or if we violate the covenants and restrictions to which we are subject under our senior secured credit facility or indenture governing the Toggle Notes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At December 31, 2007, $424.4 million of our total long-term debt was subject to variable rates of interest, while the remaining $12.6 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $4.3 million. The fair value of our long-term debt, based on a discounted cash flow analysis, approximates its carrying value as of December 31, 2007. On a pro forma basis giving effect to the offering, at December 31, 2007, $424.4 million of our total long term debt would have been subject to variable rates of interest, while the remaining $12.6 million of our total long-term debt would have been subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $4.4 million.

Item 4.  Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages, that may not be covered by insurance.

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
2	Agreement and Plan of Merger, dated as of April 24, 2007, by and among Symbol Acquisition, L.L.C., Symbol Merger Sub, Inc. and Symbion, Inc. (a)

3.1	Amended Certificate of Incorporation of Symbion, Inc. (b)

3.2	Amended and Restated Bylaws of Symbion, Inc. (b)

4.1	Indenture, dated as of June 3, 2008, among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (b)

4.2	Form of Notes (included in Exhibit 4.1) (b)

4.3

Registration Rights Agreement, dated as of June 3, 2007, among Symbion, Inc., the subsidiaries of Symbion, Inc. party thereto as guarantors, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Greenwich Capital Markets, Inc. (b)

4.4	First Supplemental Indenture, dated as of September 18, 2008 among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (b)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)                                                  Incorporated by reference to exhibits filed with the registrant’s Current Report on Form 8-K filed April 24, 2007 (File No. 000-50574).

(b)                                                 Incorporated by reference to exhibits filed with the registrant’s Registration Statement on Form S-4 (File No. 333-153678).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMBION, INC.

	By:	/s/ TERESA F. SPARKS
Teresa F. Sparks
Senior Vice President of Financial and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 13, 2008