Form 10-Q/A
period 2008-09-30
SYMBION INC/TN
filed 2008-11-19
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Symbion, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 13, 2008 (the “Form 10-Q”), for the purpose of amending and restating the information for the three and nine months ended September 30, 2007 included in the “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Subsequent to filing the Form 10-Q on November 13, 2008, management determined that reported EBITDA for the three and nine months ended September 30, 2007 was incorrectly presented within the EBITDA reconciliation.   The error had no impact on the reported unaudited financial statements, including total assets, total liabilities, stockholder’s equity, or net income (loss), or the accompanying notes thereto.

This amendment amends and restates in its entirety Item I, Part 2 of the Form 10-Q to reflect the corrected 2007 EBITDA information.  In addition, in connection with the filing of this amendment, the Company is including as exhibits currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer. This amendment should be read in conjunction with the original Form 10-Q, continues to speak as of the date of the Form 10-Q, and does not modify or update disclosures in the Form 10-Q except as noted above. Accordingly, this amendment does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures. In particular, any forward-looking statements included in this amendment represent management’s view as of the filing date of the original Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements presented in our Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 13, 2008.

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

EBITDA increased to $12.8 million for the three months ended September 30, 2008 compared to $(4.7) million for the three months ended September 30, 2007.  A significant component of this increase is a $15.4 million decrease in Merger transaction expenses attributable to the legal fees and the accelerated vesting of stock options, restricted stock, and related payroll expense incurred in 2007.

EBITDA increased to $40.3 million for the nine months ended September 30, 2008 compared to $19.2 million for the nine months ended September 30, 2007.  A significant component of this increase is a $16.4 million decrease in expenses related to the Merger incurred in 2007.  The remaining increase in EBITDA is primarily attributable to facilities acquired or developed since January 1, 2007.

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

The following table reconciles EBITDA to net cash provided by operating activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
EBITDA	$12,826	$(4,724)	$40,332	$19,213
Depreciation and amortization	(3,947)	(3,277)	(11,169)	(9,279)
Interest expense, net	(11,293)	(5,964)	(32,497)	(9,890)
Benefit (provision) for income taxes	1,053	2,478	705	(3,184)
Loss on discontinued operations, net of taxes	(468)	(170)	(2,290)	(544)
Net loss	(1,829)	(11,657)	(4,919)	(3,684)
Depreciation and amortization	3,947	3,277	11,169	9,279
Non-cash stock option compensation expense	323	8,734	1,790	10,462
Non-cash payment-in-kind interest option	4,816	—	9,753	—
Amortization of deferred financing costs	813	630	3,985	880
Non-cash losses and (gains)	696	5	25	(284)
Minority interest in income of consolidated subsidiaries	5,444	4,490	18,243	17,243
Deferred income taxes	(542)	6,718	(2,870)	13,666
Distributions to minority partners	(5,877)	(5,608)	(16,457)	(18,208)
Equity in earnings of unconsolidated affiliates, net of distributions received	(12)	278	237	78
Provision for doubtful accounts	1,403	715	2,579	2,910
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(167)	6,477	(2,495)	1,028
Income tax receivable	(656)	(11,349)	2,216	(11,349)
Other assets and liabilities	(2,320)	987	4,223	(5,705)
Net cash provided by operating activities – continuing operations	$6,039	$3,697	$27,479	$16,316

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

PART II — OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMBION, INC.

	By:	/s/ TERESA F. SPARKS
Teresa F. Sparks
Senior Vice President of Financial and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 19, 2008