Form 10-K
period 2008-12-31
SYMBION INC/TN
filed 2009-03-31
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

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

None of the registrant’s common stock is held by non-affiliates.

As of March 20, 2009, 1,000 shares of the registrant’s common stock were outstanding.

Table of Contents to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will” and similar expressions are generally intended to identify forward-looking statements.

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

PART I

Item 1.           Business

Overview

We own and operate a national network of short stay surgical facilities in 25 states, which includes ambulatory surgery centers and surgical hospitals (collectively, “surgical facilities”).  Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology.  We own our surgical facilities in partnership with physicians and in some cases health care systems in the markets and communities we serve.  We apply a market-based approach in structuring our partnerships, with individual market dynamics driving the structure.  We believe this approach aligns our interests with those of our partners.  We believe that our national scale and our alignment with prominent physicians within our markets provide us with a strong competitive position.  Through our surgical facilities, we offer high quality surgical services designed to meet the health care needs of our patients, physicians and payors in an efficient, convenient and cost-effective manner.  This value proposition positions us well to take advantage of the continued growth in outpatient surgeries going forward.

As of December 31, 2008, we owned and operated 59 surgical facilities, including 56 ambulatory surgery centers and three surgical hospitals, and managed nine additional ambulatory surgery centers and two physician networks, including one physician network in a market in which we operate an ambulatory surgery center. We owned a majority interest in 36 of the 59 owned surgical facilities and consolidated 51 of these facilities for financial reporting purposes. We are reporting two of the 59 owned surgical facilities as discontinued operations.  As of December 31, 2008, we had one surgical facility under development, which opened during January 2009.

Between January 1999 and December 31, 2008, we acquired 49 surgical facilities and developed 23 surgical facilities, including 13 surgical facilities that we have subsequently divested. We believe our success in expanding our operating platform and improving our operating results can be attributed to the experience of our senior management team. Our senior management team has an average of over 28 years of experience in the health care industry having held senior management positions at public and private health care companies.

On September 16, 2002, we reincorporated in Delaware after originally incorporating in Tennessee in January 1996. On August 23, 2007, we were acquired by Symbion Holdings Corporation (“Holdings”), which is owned by Crestview Partners, L.P. (“Crestview”) and certain affiliated funds managed by Crestview and co-investors, in a merger transaction (the “Merger”).  As a result of the Merger, we no longer have publically traded equity securities.

On June 3, 2008, we completed a private offering of $179.9 million aggregate principal amount of the 11.0%/11.75% Senior PIK Toggle Notes due 2015 (“Toggle Notes”).  On September 25, 2008, we filed a registration statement under the Securities Act of 1933 to register $184.6 million aggregate principal amount of Toggle Notes as well as the guarantee of each wholly owned subsidiary of the Company.  On November 12, 2008, we filed an amendment to the registration statement to, among other things, register an additional $75.4 million aggregate principal amount of Toggle Notes issuable if we elect to make payments of additional interest in kind by increasing the principal amount of the existing notes or issuing additional notes. Pursuant to the registration statement, we exchanged our outstanding Toggle Notes for new 11.00%/11.75% Senior PIK Toggle Notes due 2015 with an aggregate principal amount of $184.6 million registered under the Securities Act of 1933, as amended.

In this Annual Report on Form 10-K, for the purposes of presenting a comparison of our 2008 results to our 2007 results, we have presented our 2007 results as the sum of our operating results from the predecessor period prior to the Merger (January 1, 2007 through August 23, 2007) and our operating results from the successor period following the Merger (August 24, 2007 through December 31, 2007).  We believe this presentation provides the most meaningful comparative information about our operating results.  This approach is not consistent with generally accepted accounting principles (“GAAP”), and may yield results that are not strictly comparable on a period-to-period basis.

Surgical Facility Industry

Ambulatory surgical providers such as Symbion have benefited from both the growth in overall outpatient surgery cases as well as the migration of surgical procedures from the hospital to the ambulatory surgery center setting. According to a report from the National Center for Health Statistics at the Centers for Disease Control and Prevention, in 2006 an estimated 34.7 million ambulatory surgery visits were performed, representing a compound annual growth rate (“CAGR”) from 1981 to 2006 of 9.7%.  In addition, the rate of visits performed in ambulatory surgery centers increased 300% from 1996 to 2006, whereas the rate of visits performed in a hospital outpatient setting remained relatively unchanged.  Surgical visits performed in an ambulatory surgery center setting represent 43.0% of all outpatient surgery visits. At the same time, the development of ambulatory surgery centers has not kept pace with the growth in demand. According to SDI Health, LLC, an independent health care market research and information firm (“SDI”), from 2000 to 2007, the number of Medicare-certified surgical facilities increased at a CAGR of 7.3%, meaningfully lagging behind the growth in overall cases. We believe this creates an attractive operating environment for well capitalized surgical providers with scale and a national presence. In addition, with approximately 4,964 Medicare-certified ambulatory surgery centers operating in the United States as of 2007 according to the Centers for Medicare and Medicaid Services (“CMS”), we believe significant opportunities exist for consolidation in this industry. The five largest national operators of outpatient surgical facilities by number of ambulatory surgery centers represented an aggregate of less than 11.0% of the total number of ambulatory surgery centers in the United States as of 2008, according to SDI.

We believe the following factors have contributed to the growth in surgical procedures in the ambulatory surgery center setting:

•                  Physician and Patient Preference for Surgical Facilities.  Physicians often prefer to operate in surgical facilities, as compared to acute care hospitals, because of the efficiency and convenience surgical facilities afford. Procedures performed at surgical facilities are typically non-emergency, so physicians can schedule their time more efficiently and increase the number of procedures they can perform in a given period. Surgical facilities also provide physicians with more consistent nurse staffing and faster turnaround time between cases, as compared to acute care hospitals. Together with an opportunity to own an equity interest in the surgical facility, these attributes meaningfully increase a physician’s productivity, professional success and income potential. Importantly, we also believe patients often prefer surgical facilities because of the comfort of a less institutional setting, the more convenient process for scheduling and registration available in surgical facilities and in many instances a more convenient location than acute care hospitals. As patients increasingly have more input into the delivery of their health care, we believe this preference will be a driver of the growth in ambulatory surgery center utilization.

•                  Lower Cost Alternative.  Based upon our management’s experience in the health care industry, we believe that surgeries performed in surgical facilities are generally less expensive than those performed in acute care hospitals because of lower facility development costs, the focus on non-emergency procedures and more efficient staffing and work flow processes. According to a study conducted for the Ambulatory Surgery Center Association, the cost to the payor of a surgical procedure in an ambulatory surgery center setting in 2007 was significantly less than the cost to the payor of performing the same procedure in a hospital outpatient department setting. We believe payors are attracted to the lower costs available at surgical facilities, as compared to acute care hospitals.

•                  Advanced Technology and Improved Anesthesia.  Advancements in medical technology such as lasers, arthroscopy, fiber optics and enhanced endoscopic techniques have reduced the trauma of surgery and the amount of recovery time required by patients following a surgical procedure. Improvements in anesthesia also have shortened the recovery time for many patients and have reduced certain post-operative side effects. These medical advancements have enabled more patients to undergo surgery not requiring an overnight stay and reduced the need for hospitalization following surgery.

•                  Expansion in Medicare Reimbursed Procedures.  On October 30, 2008, CMS finalized a rule that added an additional 27 surgical procedures to Medicare’s list of approved ambulatory surgery center procedures for the calendar year 2009.  This will have the effect of further expanding the market opportunity with respect to the Medicare population, which is expected to grow significantly as a greater proportion of the population reaches Medicare eligible age.

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

•                  Capitalize on our experienced management team to pursue multiple growth opportunities in the surgical facility market.  We believe that the experience and capabilities of our senior management team provide a strategic advantage in improving the operations of our surgical facilities, attracting physicians and identifying new development and acquisition opportunities. Our senior management team has an average of over 28 years of experience in the health care industry having held senior management positions at public and private health care companies. Our management’s broad industry experience has allowed us to establish strong relationships with participants throughout the health care industry. These relationships are helpful in forming leads for acquisitions, and in making decisions about expanding into new markets and services. The experience and capabilities of our management team also enable us to pursue multiple growth strategies in the surgical facility market, including acquisitions of established surgical facilities, de novo developments in attractive markets, strategic relationships with prominent hospitals and other health care providers and turnaround opportunities in connection with underperforming facilities. We have successfully executed each of these growth strategies and intend to pursue each of them in the future.

•                  Pursue a disciplined strategy of acquiring and developing surgical facilities.  Between January 1999 and December 31, 2008, we acquired 49 surgical facilities and developed 23 surgical facilities, including 13 surgical facilities that we subsequently divested. We anticipate acquiring one to three facilities and developing one to three facilities annually.  We seek to acquire and develop surgical hospitals and both single and multi-specialty ambulatory surgery centers that meet our criteria.  Our criteria include prominence and quality of physician partners, specialty mix, opportunities for growth, level of competition in the local market, level of managed care penetration and our ability to access managed care organization contracts.  Our acquisition and development team conducts extensive due diligence and applies a financial model that targets a threshold return on invested capital over a period of five years. Once we acquire a surgical facility, our team establishes a strategic plan to improve the facility’s operating systems and physical plant, enhance physician recruitment and capitalize on the facility’s competitive strengths. We have historically targeted majority ownership in our facilities.  Majority ownership allows us to make and execute managerial decisions which we believe provides greater opportunity for growth and higher returns. We also believe that by starting with majority ownership of a facility, we can benefit by capturing a greater share of the value we create in managing and improving the facility.  We intend to continue to target majority ownership in our facilities. However, when attractive opportunities arise, we may acquire minority interests in developed surgical facilities or surgical facilities that we may purchase.  In addition, we have, and will continue to acquire and develop, facilities in which we have “buy-up” rights if the opportunity is attractive to us from a long-term perspective.  Buy-up rights enable us, at our option, to increase our ownership percentage after the initial acquisition.  When appropriate, we also may reduce our interest in majority owned surgical facilities.

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

Operations

Surgical Facility Operations

As of December 31, 2008, we owned (with physician investors or healthcare systems) and operated 59 surgical facilities and managed nine additional surgical facilities. Three of our surgical facilities are licensed as hospitals. Our typical ambulatory surgery center is a freestanding facility with about 14,000 square feet of space and four fully equipped operating rooms, two treatment rooms and ancillary areas for preparation, recovery, reception and administration.

Our typical surgical hospital is larger than a typical ambulatory surgery center and includes inpatient hospital rooms and, in some cases, an emergency department. Our surgical facilities primarily provide non-emergency surgical procedures among many specialties, including orthopedic, gynecology, general surgery, ear, nose and throat, pain management, gastroenterology, plastic surgery and ophthalmology. Our hospitals may also provide additional services such as diagnostic imaging, pharmacy, laboratory and obstetrical services. In certain markets where we believe it is appropriate, we operate surgical facilities that focus on a single specialty.

Our surgical facilities are generally located in close proximity to physicians’ offices. Each surgical facility typically employs a staff of about 30, depending on its size, the number of cases and the type of services provided. Our staff at each surgical facility generally includes a facility administrator, a business manager, a medical director, registered nurses, operating room technicians and clerical workers. At each of our surgical facilities, we have arrangements with anesthesiologists to provide anesthesiology services. We also provide each of our surgical facilities with a full range of financial, marketing and operating services. For example, our regional managed care directors assist the local management team at each of our surgical facilities in developing relationships with managed care providers and negotiating managed care contracts.

The majority of our surgical facilities are Medicare-certified. To ensure that a high level of care is provided, we implement quality assurance procedures at each of our surgical facilities. In addition, a majority of our surgical facilities are also independently accredited by either the Joint Commission or the Accreditation Association for Ambulatory Health Care. Each of our surgical facilities is available for use only by licensed physicians who have met professional credentialing requirements established by the facility’s medical advisory committee. In addition, each surgical facility’s medical director supervises and is responsible for the quality of medical care provided at the surgical facility.

Surgical Facility Ownership Structure

We own and operate our surgical facilities through partnerships or limited liability companies. Local physicians or physician groups also own an interest in most of our surgical facilities. In some cases, a hospital system may own an interest in our surgical facility. One of our wholly-owned subsidiaries typically serves as the general partner or managing member of our surgical facilities. We seek to own a majority interest in our surgical facilities, or otherwise have sufficient control over the facilities to be able to consolidate the financial results of operations of the facilities with ours. In some instances, we will acquire ownership in a surgical facility with the prior owners retaining ownership, and, in some cases, we offer new ownership to other physicians or hospital partners. We hold majority ownership in 36 of the 59 surgical facilities in which we own an interest. We typically guarantee all of the debts of these partnerships and limited liability companies, even though we do not own all of the interests in the surgical facilities. We also provide intercompany debt which is usually secured by a pledge of assets of the partnership or limited liability company. We also have a management agreement with each of the surgical facilities, under which we provide day-to-day management services for a management fee, which is typically equal to 4% to 6% of the revenues of the facility.

Each of the partnerships and limited liability companies through which we own and operate our surgical facilities is governed by a partnership or operating agreement. These partnership and operating agreements typically provide, among other things, for voting rights and limited transfer of ownership. The partnership and operating agreements also provide for the distribution of available cash to the owners. In addition, the agreements typically restrict the physician owners from owning an interest in a competing surgical facility during the period in which the physician owns an interest in our surgical facility and for one year after that period. The partnership and operating agreements for our surgical facilities typically provide that the facilities will purchase all of the physicians’ ownership if certain adverse regulatory events occur, such as it becoming illegal for the physicians to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility. The purchase price that we would be required to pay for the ownership is based on pre-determined formulas, typically either a multiple of the surgical facility’s EBITDA, as defined in our partnership and operating agreements, or the fair market value of the ownership as determined by a third-party appraisal. Some of these agreements require us to make a good faith effort to restructure our relationships with the physician investors in a manner that preserves the economic terms of the relationship prior to purchasing these interests. See “Risk Factors” and “—Governmental Regulation.” In certain circumstances, we have the right to purchase a physician’s ownership, including upon a physician’s breach of the restriction on ownership provisions of a partnership or operating agreement. In some cases, we have the right to require the physician owners to purchase our ownership in the event our management agreement with a surgical facility is terminated. In one surgical facility, the physician owners have the right to purchase our ownership upon a change in our control.

Surgical Facilities

The following table sets forth information regarding each of our surgical facilities as of December 31, 2008:

Surgical Facility	City	Number of Operating Rooms	Number of Treatment Rooms	Symbion Percentage Ownership
Alabama
Birmingham Surgery Center	Birmingham	5	3	59	%(1)
California
Specialty Surgical Center of Beverly Hills/Brighton Way	Beverly Hills	3	1	60	%(1)
Specialty Surgical Center of Beverly Hills/Wilshire Boulevard	Beverly Hills	4	2	61	%(1)
Specialty Surgical Center of Encino	Encino	4	2	57	%(1)
Specialty Surgical Center of Irvine	Irvine	5	1	51	%(1)
Specialty Surgical Center of Arcadia	Arcadia	3	1	37%
Specialty Surgical Center of Thousand Oaks	Westlake Village	4	2	1%
Colorado
Minimally Invasive Spine Institute	Boulder	2	1	44	%(1)
Surgery Center at Inverness(5)	Englewood	6	2	100	%(1)
Animas Surgical Hospital(2)	Durango	4	1	57	%(1)
Florida			12 hospital rooms
West Bay Surgery Center	Largo	4	4	51	%(1)
Jacksonville Beach Surgery Center	Jacksonville	4	1	81	%(1)
Cape Coral Ambulatory Surgery Center	Cape Coral	5	6	65	%(1)
Lee Island Coast Surgery Center	Fort Myers	5	3	50	%(1)
Orlando Surgery Center	Orlando	5	2	66	%(1)
Tampa Bay Regional Surgery Center	Largo	1	2	51	%(1)
The Surgery Center of Ocala	Ocala	4	2	51	%(1)
Blue Springs Surgery Center	Orange City	3	2	29	%(1)
Georgia
Premier Surgery Center	Brunswick	3	—	58	%(1)
The Surgery Center	Columbus	4	2	63	%(1)
Hawaii
Honolulu Spine Center	Honolulu	2	1	50	%(1)
Illinois
Valley Ambulatory Surgery Center	St. Charles	6	1	40	%(1)
Indiana
Vincennes Surgery Center	Vincennes	3	1	52	%(1)
New Albany Outpatient Surgery	New Albany	3	1	79	%(1)
Kansas
Cypress Surgery Center	Wichita	6	5	54	%(1)
Kentucky
DuPont Surgery Center	Louisville	5	—	63	%(1)
Louisiana
Greater New Orleans Surgery Center	Metairie	2	—	30	%(1)
Physicians Medical Center(2)	Houma	5	8	53	%(1)
			27 hospital rooms
St. Luke’s Surgery Center	Hammond	4	2	73	%(1)
Massachusetts Worcester Surgery Center	Worcester	4	1	58	%(1)
Worcester ENT	Worcester	1	—	51	%(1)
Michigan
Novi Surgery Center	Novi	4	3	13%
Minnesota
Fairview Maple Grove Surgery Center(5)	Maple Grove	4	3	20%

Surgical Facility	City	Number of Operating Rooms	Number of Treatment Rooms	Symbion Percentage Ownership
Missouri
Central Missouri Medical Park Surgical Center	Jefferson City	4	2	40	%(1)
Timberlake Surgery Center	Chesterfield	4	1	56	%(1)
St. Louis Spine and Orthopedic	Chesterfield	3	1	13%
Mississippi
DeSoto Surgery Center	DeSoto	2	1	—	(3)
Physicians Outpatient Center	Oxford	4	2	—	(3)
New York
South Shore Ambulatory Surgery Center	Lynbrook	4	1	65	%(4)
North Carolina
Orthopaedic Surgery Center of Asheville	Asheville	3	—	61	%(1)
Wilmington SurgCare	Wilmington	7	3	75	%(1)
Ohio
Physicians Ambulatory Surgery Center	Circleville	2	—	53	%(1)
Valley Surgical Center	Steubenville	3	1	56	%(1)
Oklahoma
Lakeside Women’s Hospital(2)	Oklahoma City	3	3	42%
			23 hospital rooms
Pennsylvania
Village SurgiCenter	Erie	5	1	71	%(1)
Surgery Center of Pennsylvania	Havertown	5	1	49	%(1)
Rhode Island
Bayside Endoscopy Center	Providence	—	6	75	%(1)
East Greenwich Endoscopy Center	East Greenwich	—	2	45	%(1)
South Carolina
The Center for Specialty Surgery	Greenville	2	—	78	%(1)
Ocean Ambulatory Surgery Center	Myrtle Beach	2	2	—	(3)
Tennessee
Baptist Germantown Surgery Center	Memphis	6	1	—	(3)
Cool Springs Surgery Center	Franklin	5	1	36%
East Memphis Surgery Center	Memphis	6	2	—	(3)
Midtown Surgery Center	Memphis	4	—	—	(3)
Southwind GI	Memphis	1	—	100	%(1)
Union City Surgery Center	Union City	3	1	—	(3)
UroCenter	Memphis	3	—	—	(3)
Premier Orthopaedic Surgery Center	Nashville	2	—	20%
Renaissance Surgery Center	Bristol	2	1	37	%(1)
Texas
Central Park Surgery Center	Austin	5	1	44	%(1)
Clear Fork Surgery Center	Fort Worth	5	1	34	%(1)
Northeast Baptist Surgery Center	San Antonio	4	5	57	%(1)
NorthStar Surgical Center	Lubbock	6	3	45	%(1)
Surgery Center of Duncanville	Duncanville	4	1	37	%(1)
Surgery Center of Temple	Temple	2	2	30%
Texarkana Surgery Center	Texarkana	4	3	62	%(1)
Washington
Bellingham Surgery Center	Bellingham	4	—	85	%(1)
Microsurgical Spine Center	Puyallup	1	1	50	%(1)

(1)	We consolidate this surgical facility for financial reporting purposes.
(2)	This surgical facility is licensed as a hospital.
(3)	We manage this surgical facility, but do not have ownership in the facility.
(4)

Due to regulatory restrictions in the State of New York, we cannot directly hold ownership in the surgical facility. We hold 65% ownership in the limited liability company which provides administrative services to this surgical facility and consolidate the facility for financial reporting purposes.

(5)	We disposed of these facilities in 2009.

Strategic Relationships

When attractive opportunities arise, we may develop, acquire or operate surgical facilities through strategic alliances with health care systems and other health care providers. We believe that forming a relationship with a health care system can enhance our ability to attract physicians and access managed care contracts for our surgical facilities in that market. We currently have strategic relationships with:

•                  Vanderbilt Health Services, Inc., with which we own and operate a surgical facility in Franklin, Tennessee;

•                  Vanguard Health Systems, Inc., with which we own and operate a surgical facility in San Antonio, Texas;

•                  Baptist Memorial Health Services, Inc. (“Baptist Memorial”), for which we manage seven surgical facilities in Memphis, Tennessee and surrounding areas;

•                  Harris Methodist Ft. Worth, with which we own and operate a surgical facility in Fort Worth, Texas;

•                  King’s Daughters Hospital and a group of local physicians affiliated with King’s Daughters Clinic, with whom we own and operate a surgical facility in Temple, Texas; and

•                  Adventist Health System, with which we own and operate a surgical facility in Orange City, Florida.

The strategic relationships through which we own and operate surgical facilities are governed by partnership and operating agreements that are generally comparable to the partnership and operating agreements of the other surgical facilities in which we own an interest. The primary difference between the structure of these strategic relationships and the other surgical facilities in which we hold ownership is that, in these strategic relationships, a health care system holds ownership in the surgical facility, in addition to physician investors. For a general description of the terms of our partnership and operating agreements, see “—Operations—Surgical Facility Ownership Structure.” In each of these strategic relationships, we have also entered into a management agreement under which we provide day-to-day management services for a management fee equal to 4% to 6% of the revenues of the surgical facility. The terms of those management agreements are comparable to the terms of our management agreements with other surgical facilities in which we own an interest.

We manage seven surgical facilities owned by Baptist Memorial under management agreements with Baptist Memorial in exchange for a management fee based on a percentage of the revenues of these surgical facilities. The management agreements terminate in 2014 and may be terminated earlier by either party for material breach after notice and an opportunity to cure.

Acquisition and Development of Surgical Facilities

During 2008, our significant acquisitions and development activity were as follows:

•                  Acquired incremental ownership in our Beverly Hills, Encino, Arcadia and Irvine, California facilities.  As a result, we began consolidating our facility in Irvine, California for financial reporting purposes.

•                  Acquired ownership in five surgical facilities specializing in spine, orthopedic and pain management procedures located in Boulder, Colorado; Honolulu, Hawaii; Bristol and Nashville, Tennessee; and Seattle, Washington.  Four of these facilities were consolidated for financial reporting purposes.

•                  Opened four of the five surgical facilities that were under development as of December 31, 2007.  We consolidate one of these facilities for financial reporting purposes and account for three as investments under the equity method.

We continuously evaluate opportunities to expand our presence in the surgical facility market by making strategic acquisitions of existing surgical facilities and by developing new surgical facilities in cooperation with local physician partners and, when appropriate, with hospital systems and other strategic partners. We have the flexibility to structure our partnerships as two-way arrangements where either we are a majority owner partnered with physicians or we are a minority owner with buy-up rights. These buy-up rights give us the option to own a controlling interest at some point in the future. Alternatively, we may choose to pursue a three-way arrangement with physicians and a health care system partner.

Acquisition Program

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

We believe there are numerous acquisition opportunities that would pass our general screening criteria. We carefully evaluate each of our acquisition opportunities through an extensive due diligence process to determine which facilities have the greatest potential for growth and profitability improvements under our operating structure. In many cases, the acquisition team identifies specific opportunities to enhance a facility’s productivity post-acquisition. For example, we may renovate or construct additional operating or treatment rooms in existing facilities to meet anticipated demand for procedures based on analysis of local market characteristics. Our team may also identify opportunities to attract additional physicians to increase the acquired facility’s revenues and profitability. Once we decide to proceed with an acquisition proposal, we use a pricing strategy that targets a threshold return on invested capital over a period of five years. We have acquired 49 surgical facilities since January 1999 and anticipate acquiring about one to three surgical facilities annually during the next two to three years.

Development Program

We develop surgical facilities in markets in which we identify substantial interest by physicians and payors. We have experience in developing both single and multi-specialty surgical facilities. When we develop a new surgical facility, we generally provide all of the services necessary to complete the project. We offer in-house capabilities for structuring partnerships and financing facilities and work with architects and construction firms in the design and development of surgical facilities. Before and during the development phase of a new surgical facility, we analyze the competitive environment in the local market, review market data to identify appropriate services to provide, prepare and analyze financial forecasts, evaluate regulatory and licensing issues and assist in designing the surgical facility and identifying appropriate equipment to purchase or lease. After the surgical facility is developed, we generally provide startup operational support, including information systems, equipment procurement and financing. We have developed 23 surgical facilities since January 1999. We opened three surgical facilities in 2007 and four in 2008, and recently opened one surgical facility in January 2009.

Development of a typical ambulatory surgery center generally occurs over a 12 to 18 month period, depending on whether the facility is being constructed or available space improved. Total development costs typically amount to $4.0 to $6.0 million. Development costs include estimated costs of $1.5 million to $2.0 million typically for improving existing space and equipment plus other furnishing costs of $1.5 million to $2.5 million and working capital of approximately $1.0 million to $1.5 million that is generally required to sustain operations for the initial six to 12 months of operations. Development of a hospital with the same operating capacity as a typical ambulatory surgery center would require additional capital to build and equip additional features, such as inpatient hospital rooms, and to provide other ancillary services, if required. We typically fund about 80% of the development costs of a new surgical facility with a combination of corporate borrowings and cash from operations, and the remainder with equity contributed by us and the other owners of the facility. For our consolidated surgical facilities, the indebtedness typically consists of intercompany loans that we provide, and for our non-consolidated surgical facilities, of third-party debt for which we provide a guarantee for only our pro rata share. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other Services

Although our business is primarily focused on owning and operating surgical facilities, we also provide other services that complement our core surgical facility business. Specifically, we currently manage large physician practices in Memphis and Johnson City, Tennessee. Each of these physician practices has entered into an agreement with us, which provides, among other things, that we will provide billing, financial services and other business management services in exchange for a management fee.

Information Systems and Controls

Each of our surgical facilities uses a financial reporting system that provides information to our corporate office to track financial performance on a timely basis. In addition, each of our surgical facilities uses an operating system to manage its business that provides critical support in areas such as scheduling, billing and collection, accounts receivable management, purchasing and other essential operational functions. We have implemented systems to support all of our surgical facilities and to enable us to more easily access information about our surgical facilities on a timely basis.

We calculate net revenues through a combination of manual and system-generated processes. Our operating systems include insurance modules that allow us to establish profiles of insurance plans and their respective payment rates. The systems then match the charges with the insurance plan rates and compute a contractual adjustment estimate for each patient account. We then manually review the reasonableness of the systems’ contractual adjustment estimate using the insurance profiles. This estimate is adjusted, if needed, when the insurance payment is received and posted to the account. Net revenues are computed and reported by the systems as a result of this activity.

It is our policy to collect co-payments and deductibles prior to providing services. It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure. Because our services are primarily non-emergency, our surgical facilities have the ability to control these processes. We do not track exceptions to these policies, but we believe that they occur infrequently and involve insignificant amounts. When exceptions do occur, we require patients whose insurance coverage is not verified to assume full responsibility for the fees prior to services being rendered, and we seek prompt payment of co-payments and deductibles and verification of insurance following the procedure.

We manually input each patient’s account record and the associated billing codes. Our operating systems then calculate the amount of fees for that patient and the amount of the contractual adjustments. Claims are submitted electronically if the payor accepts electronic claims. We use clearinghouses for electronic claims, which clearinghouses then forward the claims to the respective payors. Payments are manually input to the respective patient accounts.

We have developed proprietary measurement tools to track key operating statistics at each of our surgical facilities by integrating data from our local operating systems and our financial reporting systems. Management uses these tools to measure operating results against target thresholds and to identify, monitor and adjust areas such as specialty mix, staffing, operating costs, employee expenses and accounts receivable management. Our corporate and facility-level management team is compensated in part using performance-based incentives focused on revenue growth and improving operating income.

Marketing

We primarily direct our sales and marketing efforts at physicians who would use our surgical facilities. Marketing activities directed at physicians and other health care providers are coordinated locally by the individual surgical facility and are supplemented by dedicated corporate personnel. These activities generally emphasize the benefits offered by our surgical facilities compared to other facilities in the market, such as the proximity of our surgical facilities to physicians’ offices, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the efficient turnaround time between cases, our advanced surgical equipment and our simplified administrative procedures. Although the facility administrator is the primary point of contact, physicians who utilize our surgical facilities are important sources of recommendations to other physicians regarding the benefits of using our surgical facilities. Each facility administrator develops a target list of physicians and we continually review these marketing lists and the facility administrator’s progress in contacting and successfully attracting additional local physicians.

We also market our surgical facilities directly to payors, such as health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, and other managed care organizations and employers. Payor marketing activities conducted by our corporate office management and facility administrators emphasize the high quality of care, cost advantages and convenience of our surgical facilities, and are focused on making each surgical facility an approved provider under local managed care plans.

Competition

In each market in which we operate a surgical facility, we compete with hospitals and operators of other surgical facilities to attract physicians and patients. We believe that the competitive factors that affect our surgical facilities’ ability to compete for physicians are convenience of location of the surgical facility, access to capital and participation in managed care programs. In addition, we believe the national prominence, scale and reputation of our company are instrumental in attracting physicians. We believe that our surgical facilities attract patients based upon our quality of care, the specialties and reputations of the physicians who operate in our surgical facilities, participation in managed care programs, ease of access and convenient scheduling and registration procedures.

In developing or acquiring existing surgical facilities, we compete with other public and private surgical facility and hospital companies. Several large national companies own and/or manage surgical facilities, including HCA Inc., Surgical Care Affiliates, Inc., AmSurg Corp. and United Surgical Partners International, Inc. We also face competition from local hospitals, physician groups and other providers who may compete with us in the ownership and operation of surgical facilities.

Employees

At December 31, 2008, we had about 2,700 employees, of which about 1,600 were full-time employees. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

Insurance

We maintain liability insurance in amounts that we believe are appropriate for our operations. Currently, we maintain professional and general liability insurance that provides coverage on a claims-made basis of $1.0 million per occurrence and $3.0 million in annual aggregate coverage per surgical facility, including the facility and employed staff. We also maintain business interruption insurance and property damage insurance, as well as an additional umbrella liability insurance policy in the aggregate amount of $20.0 million. Coverage under certain of these policies is contingent upon the policy being in effect when a claim is made regardless of when the events which caused the claim occurred. The cost and availability of such coverage has varied widely in recent years. In addition, physicians who provide professional services in our surgical facilities are required to maintain separate malpractice coverage with similar minimum coverage limits. While we believe that our insurance policies are adequate in amount and coverage for our anticipated operation, we cannot assure you that the insurance coverage is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

Reimbursement

Medicare—Ambulatory Surgery Centers

Payments under the Medicare program to ambulatory surgery centers are made under a system whereby the Secretary of the Department of Health and Human Services (the “Secretary”) determines payment amounts prospectively for various categories of medical services performed in ambulatory surgery centers, subject to an inflation adjustment. The payments are not based on a center’s costs or reasonable charges. The various state

Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. About 21% of our patient service revenues during 2007 and 2008 were attributable to Medicare and Medicaid payments.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) limited increases in Medicare reimbursement rates for ambulatory surgery centers. Under the MMA, the 2% increase in Medicare reimbursement rates for ambulatory surgery centers that became effective on October 1, 2003, was limited beginning April 1, 2004, to an amount equal to the increase in the Consumer Price Index for all urban consumers as estimated by the Secretary for the 12-month period ended June 30, 2003, minus 3.0 percentage points. The MMA also provided that there would be no increase in these rates during the years 2005 through 2009. In addition, the MMA directed CMS to develop a new ambulatory surgery center payment system taking into account findings in a Congressionally mandated Government Accountability Office (“GAO”) study that would assess the appropriateness of basing the new ambulatory surgery center system on Medicare’s hospital outpatient department payment system.

On July 16, 2007, CMS issued a final rule that expanded the list of approved ambulatory surgery center procedures effective January 1, 2008 to include all surgical procedures other than those that pose a significant safety risk or generally require an overnight stay, to a total of approximately 3,400 procedures offered. Addendum AA to the final rule contained 3,443 covered ambulatory surgery center procedures for calendar year 2008, which includes 82 procedures that are packaged with other covered procedures and therefore cannot be separately billed. However, for surgical procedures that were added to the approved ambulatory surgery center procedure list on or after January 1, 2008 that are commonly performed in physician offices, the final rule limits ambulatory surgery center payments to the lesser of the non-facility practice expense payment under the Medicare physician fee schedule or the new ambulatory surgery center payment rates for those procedures.

In addition, a July 16, 2007 final rule implements changes to the ambulatory surgery center payment system that were required under the MMA. Effective January 1, 2008, ambulatory surgery center payment rates are based on the ambulatory payment classifications (“APCs”) that are used to categorize procedures under the hospital outpatient prospective payment system. The newly added procedures were subject to the revised ambulatory surgery center payment rates in 2008. Under the final rule, the ambulatory surgery center payment rate conversion factor would be updated by the rate of increase in the consumer price index for urban consumers beginning in 2010.

On November 1, 2007, CMS released a final rule establishing the ambulatory surgery center payment rates and the ambulatory surgery center list of payable procedures utilizing the ambulatory surgery center Medicare payment system announced in the July rule. The new ambulatory surgery center payment rates will be phased in over a four-year period and apply to services provided on or after January 1, 2008. Newly approved procedures are not subject to the phase-in and are paid at the 2008 rate. For services provided on or after January 1, 2008, ambulatory surgery centers were paid approximately 63% of the hospital outpatient department rates.

On October 30, 2008, CMS released a final rule containing the ambulatory surgery center payment rates for 2009.  The rule provided that ambulatory surgery centers will be reimbursed at approximately 59% of the corresponding hospital outpatient department rates for procedures performed during calendar year 2009.  The final rule also increased the number of procedures that are reimbursable in an ambulatory surgery center.  As part of the October 30, 2008 rule, CMS finalized the changes to the ambulatory surgery center conditions for coverage.  In the final rule, CMS revised the definition of “ASC” to mean an entity “providing surgical services to patients not requiring hospitalization and in which the expected duration of services would not exceed twenty-four hours following admission.”  CMS did not adopt an earlier proposed definition of “overnight stay” that would have adversely affected many ambulatory surgery centers.  The rule also contains additional requirements regarding quality assurance and performance improvement programs and requires ambulatory surgery centers to provide patients with information regarding any physician ownership in the ambulatory surgery center.  We intend for our surgical facilities to comply with the Medicare requirements and certain changes to facility operations may be required to assure compliance with the new requirements.

While difficult to predict, the ultimate impact of the changes in reimbursement on our centers’ performance will depend upon a number of different factors, including, but not limited to, (i) the annual payment rates, which are subject to annual recalculation, and (ii) each center’s case mix and ability to realize increased volume as the list of approved ambulatory surgery center procedures is expanded. If the annual payment recalculations result in a further decrease in ambulatory surgery center payment rates for procedures performed in our centers, our revenues and profitability could be materially adversely affected. In addition, legislation has and will likely continue to be introduced in Congress to further adjust the new ambulatory surgery center payment system and refine Medicare’s reimbursement policies. We cannot predict the potential scope and impact of any future legislative or regulatory changes.

Medicare—Hospitals

Three of our surgical facilities are licensed as hospitals. The Medicare program pays hospitals on a prospective payment system for acute inpatient services. Under this prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on each patient’s final assigned diagnosis related group (“DRG”). These payments do not consider a specific hospital’s costs, but are national rates adjusted for area wage differentials and case-mix index. For several years, the percentage increases to the prospective payment rates generally have been lower than the percentage increases in the costs of goods and services for hospitals. On August 2, 2007, CMS issued a final rule that, beginning in fiscal year 2008, replaces the hospital Inpatient Prospective Payment System’s (“IPPS’s”) existing 538 DRGs with 745 Medicare Severity DRGs that are intended to better recognize each patient’s severity of illness.  The new Medicare Severity DRGs are expected to increase payments to hospitals that treat more severely ill and costlier patients and decrease payments to hospitals that generally treat less severely ill persons.   On July 31, 2008, CMS released the final 2009 IPPS rule.  In addition to providing for a 3.6% increase in reimbursement rates, the final rule revised the requirements relating to disclosure to patients of physician ownership and investment interests in hospitals and contained other revisions to the physician self-referral requirements with which the hospitals must comply.

Most outpatient services provided by hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of APCs. Each APC represents a bundle of outpatient services, and each APC has been assigned a fully prospective reimbursement rate. The market basket increase for APC payment rates for calendar year 2009 is 3.6%. However, after accounting for the inflationary update and other factors, CMS expects an average increase in Medicare payments for outpatient services of approximately 3.9% in calendar year 2009.

Private Third-Party Payors

In addition to paying professional fees directly to the physicians performing medical services, most private third-party payors also pay a facility fee to ambulatory surgery centers for the use of the centers’ surgical facilities and reimburse hospitals for the charges associated with the facilities and services that are provided by the hospitals to the third-party payors’ beneficiaries. Most third-party payors pay pursuant to a written contract with our surgical facilities. These contracts generally require our hospitals and ambulatory surgery centers to offer discounts from their established charges.

Some of our payments come from third-party payors with which our surgical facilities do not have a written contract. In those situations, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had our center had a contract with the third-party payor. We also submit a claim for the services to the third-party payor along with full disclosure that our surgical facility has charged the patient an in-network patient responsibility amount. Historically, those third-party payors who do not have contracts with our surgical facilities have typically paid our claims at higher than comparable contracted rates. However, there is a growing trend for third-party payors to adopt out-of-network fee schedules that are more comparable to our contracted rates, or to take other steps to discourage their enrollees from seeking treatment at out-of-network surgical facilities. In these cases, we seek to enter into contracts with such payors. Typically, we have seen a decrease in revenues per case and an increase in volume of cases in those instances, resulting in an overall decrease in revenues to the surgical facility where we transition from out-of-network to in-network billing. We can provide no assurance that we will see a sufficient increase in volume of cases to compensate for the decrease in per case revenues where we transition from out-of-network to in-network billing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Executive Overview — Operating Trends.”

Workers’ Compensation

Our surgical facilities also provide services to injured workers and receive payment from workers’ compensation payors pursuant to the various state workers’ compensation statutes. Historically, workers’ compensation payors have paid surgical facilities a percentage of the surgical facilities’ charges. However, workers’ compensation payment amounts are subject to legislative, regulatory, and other payment changes over which we have no control. In recent years, there has been a trend for states to implement workers’ compensation fee schedules with rates generally lower than what our surgical facilities have historically been paid for the same services. With the exception of Indiana and Missouri, all of the states in which our surgical facilities operate have adopted workers’ compensation fee schedules or other types of workers’ compensation payment reforms. A reduction in workers’ compensation payment amounts could have a material adverse effect on the revenues of our surgical facilities.

Over the past several years, governmental and private purchasers of health care services have begun to actively monitor the growth in health care expenditures and have taken affirmative steps, such as the implementation of fee schedules and the modification of existing payment methodologies, to contain health care expenditures. The governmental and private purchasers of health care services are likely to continue these activities in the future. We cannot predict what further legislation may be enacted or what regulations or guidelines may be established concerning third-party reimbursement by state, federal or private programs. In addition, market and cost factors affecting the fee structure, cost containment and utilization decisions of third-party payors and other payment factors over which we have no control could have a material adverse effect on the revenues of our surgical facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Executive Overview — Operating Trends.”

Governmental Regulation

General

The health care industry is highly regulated, and we cannot provide any assurance that the regulatory environment in which we operate will not significantly change in the future or that we will be able to successfully address any such changes. In addition to extensive existing government health care regulation, there continue to be numerous and potentially far-reaching initiatives on the federal and state levels affecting the payment for and availability of health care services. Some of the reform initiatives proposed in the past, such as further reductions in Medicare and Medicaid payments and additional prohibitions on physician ownership of facilities to which they refer patients, could, if adopted, adversely affect us and our business.

Every state imposes licensing requirements on individual physicians and health care facilities. In addition, federal and state laws regulate HMOs and other managed care organizations. Many states require regulatory approval, including licensure, and in some cases certificates of need, before establishing certain types of health care facilities, including surgical hospitals and ambulatory surgery centers, offering certain services, including the services we offer, or making expenditures in excess of certain amounts for health care equipment, facilities or programs. Our ability to operate profitably will depend in part upon all of our surgical facilities obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations. Failure to do so could have a material adverse effect on our business.

The laws of many states prohibit physicians from splitting fees with non-physicians (i.e., sharing in a percentage of professional fees), prohibit non-physician entities (such as us) from practicing medicine and exercising control over or employing physicians and prohibit referrals to facilities in which physicians have a financial interest. We believe our activities do not violate these state laws. However, future interpretations of, or changes in, these laws might require structural and organizational modifications of our existing relationships with facilities and physician networks, and we cannot assure you that we would be able to appropriately modify such relationships. In addition, statutes in some states could restrict our expansion into those states.

Our surgical facilities are subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights, discrimination, building codes and medical waste and other environmental issues. Federal, state and local governments are expanding the regulatory requirements on businesses. The imposition of these regulatory requirements may have the effect of increasing operating costs and reducing the profitability of our operations.

We believe that hospital, outpatient surgery and diagnostic services will continue to be subject to intense regulation at the federal and state levels. We are unable to predict what additional government regulations, if any, affecting our business may be enacted in the future or how existing or future laws and regulations might be interpreted. If we, or any of our surgical facilities, fail to comply with applicable laws, it might have a material adverse effect on our business.

Certificates of Need and Licensure

Capital expenditures for the construction of new health care facilities, the addition of beds or new health care services or the acquisition of existing health care facilities may be reviewable by state regulators under statutory schemes that are sometimes referred to as certificate of need laws. States with certificate of need laws place limits on the construction and acquisition of health care facilities and the expansion of existing facilities and services. In these states, approvals, generally known as certificates of need, are required for capital expenditures exceeding certain pre-set monetary thresholds for the development, acquisition and/or expansion of certain facilities or services, including surgical facilities. We have a concentration of surgical facilities in certificate of need states as we believe the regulations present a competitive advantage to existing operators.

State certificate of need laws generally provide that a designated state health planning agency must determine that a need exists prior to the construction of new health care facilities, the introduction of new health care services or the acquisition of any existing health care facility by a new owner. Typically, to obtain a certificate of need, the provider of services submits an application to the appropriate agency with information concerning the area and population to be served, the anticipated demand for the facility or service to be provided, the amount of capital expenditure, the estimated annual operating costs, the relationship of the proposed facility or service to the overall state health plan and the cost per patient day for the type of care contemplated and in cases involving the proposed acquisition of an existing facility, the financial resources and operational experience of the proposed new owners of such facility. The issuance of a certificate of need is based upon a finding of need by the agency in accordance with criteria set forth in certificate of need laws and state and regional health plans. If the proposed facility, service or acquisition is found to be necessary and the applicant is found to be the appropriate provider, the agency will issue a certificate of need containing a maximum amount of expenditure and a specific time period for the holder of the certificate of need to implement the approved project.

Our health care facilities are also subject to state licensing requirements for medical providers. Our surgical facilities have licenses to operate as ambulatory surgery centers in the states in which they operate, except for (i) one surgical facility in Colorado, one surgical facility in Louisiana and one surgical facility in Oklahoma that are licensed as hospitals and (ii) one surgical facility in the State of Washington where such state does not issue licenses for ambulatory surgery centers. Our surgical facilities that are licensed as ambulatory surgery centers must meet all applicable requirements for ambulatory surgery centers. In addition, even though our surgical facilities that are licensed as hospitals primarily provide surgical services, they must meet all applicable requirements for general hospital licensure. To assure continued compliance with these regulations, governmental and other authorities periodically inspect our surgical facilities. The failure to comply with these regulations could result in the suspension or revocation of a facility’s license. In addition, based on the specific operations of our surgical facilities, some of these facilities maintain a pharmacy license, a controlled substance registration, a clinical laboratory certification waiver, and environmental protection permits for biohazards and/or radioactive materials, as required by applicable law.

Medicare and Medicaid Participation

The majority of our revenues are expected to continue to be received through third-party reimbursement programs, including state and federal programs, such as Medicare and Medicaid, and private health insurance programs. Medicare is a federally funded and administered health insurance program, primarily for individuals who are 65 or older, and entitled to social security benefits, who have end-stage renal disease or who are disabled. Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low income persons. Each state Medicaid program covers in-patient hospital services and has the option to provide payment for ambulatory surgery center services. The Medicaid programs of all of the states in which we currently operate cover ambulatory surgery center services. However, these states may not continue to cover ambulatory surgery center services, and states into which we expand our operations may not cover or continue to cover ambulatory surgery center services.

To participate in the Medicare program and receive Medicare payment, our surgical facilities must comply with regulations promulgated by the U.S. Department of Health and Human Services, or HHS. Among other things, these regulations, known as “conditions of coverage” or “conditions of participation,” impose numerous requirements on our facilities, their equipment, their personnel and their standards of medical care, as well as compliance with all applicable state and local laws and regulations. On April 26, 2007, CMS issued a policy memorandum that reaffirmed its prior interpretation of its conditions of participation that all hospitals (other than Critical Access Hospitals) participating in the Medicare program are required to provide basic emergency care interventions regardless of whether or not the hospital maintains an emergency department. Our three facilities licensed as hospitals are required to meet this requirement to maintain their participating provider status in the Medicare program. One of our hospitals, which does not have an emergency room, maintains a protocol for the transfer of patients requiring emergency treatment, which protocol may be interpreted as inconsistent with a recent CMS policy memorandum. Our surgical facilities must also satisfy the conditions of participation to be eligible to participate in the various state Medicaid programs. The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, we may have to make changes from time to time in our facilities, equipment, personnel or services. Although we intend to continue to participate in these reimbursement programs, we cannot assure you that our surgical facilities will continue to qualify for participation.

In order to develop its strategic plan required by DRA, in its report to Congress on August 8, 2006, CMS disclosed that it planned to require specialty hospitals to provide certain information to CMS on a periodic basis concerning physician investment interests and to require all hospitals to disclose their compensation arrangements with physicians. In connection with this strategic plan, CMS designed a form entitled “Disclosure of Financial Relationships Report.” CMS initially proposed requiring 500 hospitals to report on the DFRR. On April 10, 2008, CMS withdrew its request for Office of Management and Budget approval of the DFRR after industry representatives asserted that CMS had severely underestimated the time it would take for a hospital to complete the form. In the Final 2009 IPPS Rule, CMS announced that it is proceeding with its proposal to send the DFRR to 500 hospitals, although that number may be reduced based on further review and comments to the Paperwork Reduction Act packages to be published separately in the Federal Register.  As currently proposed, hospitals will have 60 days to respond to the DFRR and will be subject to penalties for late submissions. If CMS implements the DFRR, we intend for our three surgical facilities that are licensed as hospitals to comply with the DFRR requests to the extent they receive any such requests.

In the Final 2009 IPPS Rule, CMS also finalized its proposal to require hospitals to disclose physician ownership to patients. Under the final rule, in such cases a hospital is required to disclose in writing to patients that physicians and/or immediate family members of physicians hold ownership in the hospital and that a list of owners may be furnished upon request of the patient. These disclosures must be made at the time the hospital provides information regarding scheduled preadmission testing and registration for a planned hospital admission for inpatient care or outpatient service. A hospital’s provider agreement may be terminated if it fails to provide the notice. In addition, a hospital that does not have a physician on site 24 hours per day and 7 days per week could have its provider agreement terminated if it fails to provide notice of this circumstance.

CMS also mandated that as a condition of continued membership on the hospital medical staff, each physician is required at the time of a referral to the hospital to disclose in writing to patients referred to the hospital that such physician or an immediate family member holds ownership in the hospital.

MMA required the Secretary to establish a Technical Advisory Group (“TAG”) to advise the Secretary on issues related to Emergency Medical Treatment and Labor Act (“EMTALA”) regulations and implementation of EMTALA. In the Final 2009 IPPS Rule, CMS noted that the TAG submitted 55 recommendations to the Secretary, certain of which have been adopted and others of which are still under study. Several of the recommendations concern how a hospital will satisfy its on-call list obligations. The TAG recommended that each hospital and its medical staff have an annual plan to address on-call coverage. Recognizing that certain hospitals have difficulty attracting on-call coverage, especially for specialties where a physician is on more than one medical staff, the TAG recommended that hospitals be permitted to participate in “community call,” which allows all the hospitals in a community to be covered by one on-call physician in a specialty. In the Final

2009 IPPS Rule, CMS outlined the requirements for community call. A hospital participating in community call is still required to provide an initial screening.

We do not know which of the remaining TAG recommendations will be implemented by CMS or whether any further EMTALA requirements would adversely affect our ability to qualify for participation in Medicare and Medicaid.

Federal Anti-Kickback Statute and Medicare Fraud and Abuse Laws

The Social Security Act includes provisions addressing false statements, illegal remuneration and other instances of fraud and abuse in the Medicare program. These provisions are commonly referred to as the Medicare fraud and abuse laws, and include the statute commonly known as the federal anti-kickback statute (the “Anti-Kickback Statute”). The Anti-Kickback Statute prohibits providers and others from, among other things, soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for either making a referral for, or ordering or arranging for, or recommending the order of, any item or service covered by a federal health care program, including, but not limited to, the Medicare program. Violations of the Anti-Kickback Statute are criminal offenses punishable by imprisonment and fines of up to $25,000 for each violation. Civil violations are punishable by fines of up to $50,000 for each violation, as well as damages of up to three times the total amount of remuneration received from the government for health care claims.

In addition, the Medicare Patient and Program Protection Act of 1987, as amended by the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), and the Balanced Budget Act of 1997, impose civil monetary penalties and exclusion from state and federal health care programs on providers who commit violations of the Medicare fraud and abuse laws. Pursuant to the enactment of HIPAA, as of June 1, 1997, the Secretary may, and in some cases must, exclude individuals and entities that the Secretary determines have “committed an act” in violation of the Medicare fraud and abuse laws or improperly filed claims in violation of the Medicare fraud and abuse laws from participating in any federal health care program. HIPAA also expanded the Secretary’s authority to exclude a person involved in fraudulent activity from participating in a program providing health benefits, whether directly or indirectly, in whole or in part, by the U.S. government. Additionally, under HIPAA, individuals who hold a direct or indirect ownership or controlling interest in an entity that is found to violate the Medicare fraud and abuse laws may also be excluded from Medicare and Medicaid and other federal and state health care programs if the individual knew or should have known, or acted with deliberate ignorance or reckless disregard of, the truth or falsity of the information of the activity leading to the conviction or exclusion of the entity, or where the individual is an officer or managing employee of such entity. This standard does not require that specific intent to defraud be proven by the Office of the Inspector General of the U.S. Department of Health and Human Services (the “OIG”). Under HIPAA it is also a crime to defraud any commercial health care benefit program.

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

Under regulations issued by the OIG, certain categories of activities are deemed not to violate the Anti-Kickback Statute (commonly referred to as the safe harbors). According to the preamble to these safe harbor regulations, the failure of a particular business arrangement to comply with the regulations does not determine whether the arrangement violates the Anti-Kickback Statute. The safe harbor regulations do not make conduct illegal, but instead outline standards that, if complied with, protect conduct that might otherwise be deemed in violation of the Anti-Kickback Statute. Failure to meet a safe harbor does not indicate that the arrangement violates the Anti-Kickback Statute.

We believe that the ownership and operations of our surgery centers and hospitals will not fit wholly within safe harbors, but we attempt to incorporate elements of a safe harbor in all of our facilities.  Our ASCs, for example, are structured to fit as closely as possible within the safe harbor designed to protect distributions to physician-investors in ambulatory surgery centers who directly refer patients to the ambulatory surgery center and personally perform the procedures at the center as an extension of their practice (the “ASC Safe Harbor”). The ASC Safe Harbor protects four categories of investors, including facilities owned by (1) general surgeons, (2) single-specialty physicians, (3) multi-specialty physicians and (4) hospital/physician ventures, provided that certain requirements are satisfied. These requirements include the following:

1.               The ambulatory surgery center must be an ambulatory surgery center certified to participate in the Medicare program, and its operating and recovery room space must be dedicated exclusively to the ambulatory surgery center and not a part of a hospital (although such space may be leased from a hospital if such lease meets the requirements of the safe harbor for space rental);

2.               Each investor must be either (a) a physician who derived at least one-third of his or her medical practice income for the previous fiscal year or 12-month period from performing procedures on the list of Medicare-covered procedures for ambulatory surgery centers, (b) a hospital, or (c) a person or entity not in a position to make or influence referrals to the center, nor to provide items or services to the ambulatory surgery center, nor employed by the ambulatory surgery center or any investor;

3.               Unless all physician-investors are members of a single specialty, each physician-investor must perform at least one-third of his or her procedures at the ambulatory surgery center each year. (This requirement is in addition to the requirement that the physician-investor has derived at least one-third of his or her medical practice income for the past year from performing procedures.);

4.               Physician-investors must have fully informed their referred patients of the physician’s investment;

5.               The terms on which an investment interest is offered to an investor are not related to the previous or expected volume of referrals, services furnished or the amount of business otherwise generated from that investor to the entity;

6.               Neither the ambulatory surgery center nor any other investor nor any person acting on their behalf may loan funds to or guarantee a loan for an investor if the investor uses any part of such loan to obtain the investment interest’

7.               The amount of payment to an investor in return for the investment interest is directly proportional to the amount of the capital investment (including the fair market value of any pre-operational services rendered) of that investor;

8.               All physician-investors, any hospital-investor and the center agree to treat patients receiving benefits or assistance under a federal health care program in a non-discriminatory manner;

9.               All ancillary services performed at the ambulatory surgery center for beneficiaries of federal health care programs must be directly and integrally related to primary procedures performed at the ambulatory surgery center and may not be billed separately;

10.         No hospital-investor may include on its cost report or any claim for payment from a federal health care program any costs associated with the ambulatory surgery center;

11.         The ambulatory surgery center may not use equipment owned by or services provided by a hospital-investor unless such equipment is leased in accordance with a lease that complies with the Anti-Kickback statute equipment rental safe harbor and such services are provided in accordance with a contract that complies with the Anti-Kickback Statute personal services and management contracts safe harbor; and

12.         No hospital-investor may be in a position to make or influence referrals directly or indirectly to any other investor or the ambulatory surgery center.

We believe that the ownership and operations of our surgical facilities will not satisfy this ASC Safe Harbor for investment interests in ambulatory surgery centers because, among other things, we or one of our subsidiaries will generally be an investor in and provide management services to each ambulatory surgery center. We cannot assure you that the OIG would view our activities favorably even though we strive to achieve compliance with the remaining elements of this safe harbor.

In addition, although we expect each physician-investor to utilize the ambulatory surgery center as an extension of his or her practice, we cannot assure you that all physician-investors will derive at least one-third of their medical practice income from performing Medicare-covered ambulatory surgery center procedures, perform one-third of their procedures at the ambulatory surgery center or inform their referred patients of their investment interests. Interests in our ambulatory surgery center joint ventures are purchased at fair market value. Investors who purchase at a later time generally pay more for a given percentage interest than founding investors. The result is that while all investors are paid distributions in accordance with their ownership interests, for ambulatory surgery centers where there are later purchases we cannot meet the safe harbor requirement that return on investment is directly proportional to the amount of capital investment. Nonetheless, we believe our fair market value purchase requirements and distribution policies comply with the Anti-Kickback Statute. In Advisory Opinion No 01-21 (November 16, 2001), the OIG approved an arrangement where a hospital made a later fair market value purchase of interests in an ambulatory surgery center where some of the existing physicians had purchased at a later time for a higher per unit investment. In a recent Advisory Opinion, No. 07-05 (June 12, 2007), however, the OIG refused to provide protection to a proposed sale of certain interests owned by certain founding physician investors to a would-be hospital investor. The OIG raised three concerns: (1) the hospital was purchasing its interests from physician investors, thus the ambulatory surgery center would not receive an infusion of capital, rather the physicians would realize gain on their investment, (2) the hospital was purchasing from only certain of the investor physicians raising the possibility that the hospital’s purchase was to reward or influence the selling physicians’ referrals to the surgery center or the hospital, and (3) for each investor, return on investment would not be directly proportional to the amount of capital invested. The OIG admitted that none of the factors alone or together necessarily indicates an Anti-Kickback Statute violation. Given the results in Advisory Opinion No. 01-21 and that negative OIG Advisory Opinions are unusual, it appears to us that the OIG’s conclusions as stated in Advisory Opinion No. 07-05 may be limited to the facts of the arrangement in the Advisory Opinion request.

We hold ownership in one ambulatory surgery center in which a physician group that includes primary care physicians who do not use the ambulatory surgery center also holds ownership. In OIG Advisory Opinion No. 03-5 (February 6, 2003), the OIG declined to grant a favorable opinion to a proposed ambulatory surgery center structure that would have been jointly owned by a hospital and a multi-specialty group practice that was composed of a substantial number of primary care physicians who would not personally use the ambulatory surgery center. In the opinion, the OIG stated that because interests in the ambulatory surgery center would be indirectly owned by physicians who would not personally practice at the ambulatory surgery center, the proposed structure could potentially generate prohibited remuneration under the Anti-Kickback Statute and that as a result, the OIG was precluded from determining that the proposed arrangement posed a minimal risk of fraud and abuse. We believe that the ownership of our ambulatory surgery center complies with the Anti-Kickback Statute because we understand that the physician group that owns an interest in our ambulatory surgery center is structured to fit within the definition of a unified group practice under the federal law prohibiting physician self-referrals, commonly known as the Stark Law, and the income distributions of the group practice comply with the Stark Law’s acceptable methods of income distribution. Although these provisions directly apply only to liability under the Stark Law, we believe that the same principles are relevant to an analysis under the Anti-Kickback Statute. We believe that no physician in the group practice receives an income distribution that is based directly on his or her referrals to the ambulatory surgery center, and we believe that the group’s ownership of the ambulatory surgery center is no different than its ownership of other ancillary services common in physician practices. Nevertheless, there can be no assurance that the proposed arrangement will not be determined to be in violation of the law.

Our hospitals comply as closely as possible to the safe harbor for investments in small entities.  Our hospital investments do not fit wholly within the safe harbor because more than 40% of the investment interests are held by investors who are either in a position to refer to the hospital or who provide services to the hospital and more than 40% of the hospital’s gross revenues last year were derived from referrals generated by investors.  However, we believe we comply with the remaining elements of the safe harbor.

In addition to the physician ownership in our surgical facilities, other financial relationships of ours with potential referral sources could potentially be scrutinized under the Anti-Kickback Statute. We have entered into management agreements to manage many of our surgical facilities, as well as two physician networks.  Most of these agreements call for our subsidiary to be paid a percentage-based management fee. Although there is a safe harbor for personal services and management contracts (the “Personal Services and Management Safe Harbor”), the Personal Services and Management Safe Harbor requires, among other things, that the amount of the aggregate compensation paid to the manager over the term of the agreement be set in advance. Because our management fees are generally based on a percentage of revenues, our management agreements do not typically meet this requirement. We do, however, believe that our management arrangements satisfy the other requirements of the Personal Services and Management Safe Harbor for personal services and management contracts. The OIG has taken the position that percentage-based management agreements are not protected by a safe harbor, and consequently, may violate the Anti-Kickback Statute. On April 15, 1998, the OIG issued Advisory Opinion No. 98-4 which reiterates this proposition. The opinion focused on areas the OIG considers to be problematic in a physician practice management context, including financial incentives to increase patient referrals, no safeguards against overutilization and incentives to increase the risk of abusive billing. The opinion also reiterated that proof of intent to violate the Anti-Kickback Statute is the central focus of the OIG. We have implemented formal compliance programs designed to safeguard against overbilling and believe that our management agreements comply with the requirements of the Anti-Kickback Statute. However, we cannot assure you that the OIG would find our compliance programs to be adequate or that our management agreements would be found to comply with the Anti-Kickback Statute.

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

The OIG is authorized to issue advisory opinions regarding the interpretation and applicability of the Anti-Kickback Statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not, however, sought such an opinion regarding any of our arrangements. If it were determined that our activities, or those of our surgical facilities, violate the Anti-Kickback Statute, we, our subsidiaries, our officers, our directors and each surgical facility investor could be subject, individually, to substantial monetary liability, prison sentences and/or exclusion from participation in any health care program funded in whole or in part by the U.S. government, including Medicare, TRICARE or state health care programs.

Federal Physician Self-Referral Law

Congress has enacted the federal physician self-referral law (“Stark Law”) that prohibits certain self-referrals for health care services. As currently enacted, the Stark Law prohibits a practitioner, including a physician, dentist or podiatrist, from referring patients to an entity with which the practitioner or a member of his or her immediate family has a “financial relationship” for the provision of certain “designated health services” that are paid for in whole or in part by Medicare or Medicaid unless an exception applies. The term “financial relationship” is broadly defined and includes most types of ownership and compensation relationships. The Stark Law also prohibits the entity from seeking payment from Medicare or Medicaid for services that are rendered through a prohibited referral. If an entity is paid for services provided through a prohibited referral, it may be required to refund the payments. Violations of the Stark Law may also result in the imposition of damages equal to three times the amount improperly claimed and civil monetary penalties of up to $15,000 per prohibited claim and $100,000 per prohibited circumvention scheme and exclusion from participation in the Medicare and Medicaid programs. For the purposes of the Stark Law, the term “designated health services” is defined to include:

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

The list of designated health services does not, however, include surgical services that are provided in an ambulatory surgery center. Furthermore, in final Stark Law regulations published by HHS on January 4, 2001, the term “designated health services” was specifically defined to not include services that are reimbursed by Medicare as part of a composite rate, such as services that are provided in an ambulatory surgery center. However, if designated health services are provided by an ambulatory surgery center and separately billed, referrals to the ambulatory surgery center by a physician-investor would be prohibited by the Stark Law. Because our facilities that are licensed as ambulatory surgery centers do not have independent laboratories and do not provide designated health services apart from surgical services, we do not believe referrals to these facilities by physician-investors are prohibited. If legislation or regulations are implemented that prohibit physicians from referring patients to surgical facilities in which the physician has a beneficial interest, our business and financial results would be materially adversely affected.

Three of our facilities are licensed as hospitals. The Stark Law currently includes an exception relating to physician ownership of a hospital, provided that the physician’s ownership is in the whole hospital and the physician is authorized to perform services at the hospital (the “Whole Hospital Exception”). Physician investment in our facilities licensed as hospitals meet this requirement. However, the Whole Hospital Exception has been the subject of recent regulatory action and legislative debate.  The latest attempt to amend the Stark Whole Hospital exception was introduced in the U.S. House of Representatives’ original SCHIP Reauthorization Act.  This proposal, which was dropped from the final version of the SCHIP bill, would have provided:

•                  A prohibition on hospitals from having any physician ownership unless the hospital already had physician ownership and a Medicare provider agreement in effect on January 1, 2009;

•                  A limitation on the percentage of total physician ownership or investment interests in the hospital or entity whose assets include the hospital to the percentage of physician ownership or investment as of January 1, 2009 (unlike earlier proposed bills, there is no limitation on the ownership percentage of individual physicians, and no 40% aggregate physician investment limitation);

•                  A requirement that return on investment be proportionate to the investment by each investor;

•                  Restrictions on preferential treatment of physician versus nonphysician investors;

•                  A requirement for written disclosures of physician ownership interests to the hospital’s patients and on the hospital’s website and in any advertising, along with annual reports to the government detailing such interests;

•                  A prohibition on the hospital or other investors from providing financing to physician investors;

•                  A requirement that any hospital that does not have 24/7 physician coverage inform patients of this fact and receive signed acknowledgement from the patients of the disclosure; and

•                  A prohibition on “grandfathered” status for any physician owned hospital that converted from an ambulatory surgery center to a hospital on or after the date of the enactment of the Stark amendment.

We cannot predict whether similar proposed amendments to the Whole Hospital Exception will be included in any future legislation or if Congress will adopt any similar provisions that would prohibit or otherwise restrict physicians from holding ownership interests in hospitals.  If legislation were to be enacted by Congress that prohibits physician referrals to hospitals in which the physicians own an interest, or that otherwise limits physician ownership in existing facilities, or restricts the hospital’s ability to expand, our financial condition and results of operations could be materially adversely affected.

Additionally, the physician networks we manage must comply with the “in-office ancillary services exception” of the Stark Law. We believe that these physician networks operate in compliance with the applicable language of statutory exceptions to the Stark Law, including the exceptions for services provided by physicians within a group practice or in-office ancillary services.  There have been extensive discussions and proposed changes to these exceptions.  We cannot provide assurances that CMS may not propose and later adopt changes to the in-office ancillary services exception or whether if adopted any such changes would not adversely affect the physician practices that we manage, and thus that portion of our business. If future revisions modify the provisions of the Stark Law regulations that are applicable to our business, our revenues and profitability could be materially adversely affected and could require us to modify our relationships with our physician and health care system partners.

False and Other Improper Claims

The U.S. government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs or other federal and state health care programs. Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes, as well as penalties under the anti-fraud provisions of HIPAA. While the criminal statutes are generally reserved for instances of fraudulent intent, the U.S. government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances. For example, the U.S. government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge. The U.S. government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care being provided was substandard.

Over the past several years, the U.S. government has accused an increasing number of health care providers of violating the federal False Claims Act. The False Claims Act prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the U.S. government. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Because our surgical facilities perform hundreds of similar procedures a year for which they are paid by Medicare, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties. In addition, some courts have held that a violation of the Anti-Kickback Statute or the Stark Law can result in liability under the federal False Claims Act.

Under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both whistleblower lawsuits and direct enforcement activity by the government have increased significantly in recent years and have increased the risk that a health care company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs and other federal and state health care programs as a result of an investigation resulting from a whistleblower case. Although we believe that our operations materially comply with both federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit or may otherwise be challenged or scrutinized by governmental authorities. A determination that we have violated these laws would have a material adverse effect on us.

Health Information Practices

Privacy and Security Requirements

There are currently several laws at the state and federal levels addressing the privacy and security of patient health and other identifiable information.   The privacy regulations of HIPAA apply to all health plans, all health care clearinghouses and health care providers that transmit health information in an electronic form in connection with HIPAA standard transactions. We are subject to the privacy regulations of HIPAA. The privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards impose extensive administrative requirements on us. They require our compliance with rules governing the use and disclosure of this health information. They create rights for patients in their health information, such as the right to amend their health information, and they require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. In addition, our surgical facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These state laws vary by state and could impose additional penalties.

In addition, we are also subject to the security regulations of HIPAA designed to protect the confidentiality, availability and integrity of health information by health plans, health care clearinghouses and health care providers that receive, store, maintain or transmit health and related financial information in electronic form, regardless of format. These security standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and covered health care providers, plans and clearinghouses have the flexibility to choose their own technical solutions, the security standards have required us to implement significant new systems, business procedures and training programs. We believe that we are in compliance with these regulations.

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties.   Recently, the American Recovery and Reinvestment Act of 2009 (“ARRA”) strengthened the requirements of the HIPAA privacy and security regulations and significantly increased the penalties for violations by introducing a tiered penalty system, with penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. Under ARRA, HHS is required to conduct periodic compliance audits of covered entities and their business associates.  ARRA also extends the application of certain provisions of the security and privacy regulations to business associates and subjects business associates to civil and criminal penalties for violation of the regulations.   In addition, ARRA authorizes State Attorneys General to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

ARRA also creates a federal security breach notification law to mirror protections that many states have passed in recent years.  ARRA requires us to notify patients of any unauthorized access, acquisition, or disclosure of their unsecured protected health information that compromises the patient’s privacy and security.  The ARRA specifies both acceptable methods of notice and information that must appear in the notification to the patient.  All such breaches of security must be reported to the Secretary.  If a breach affects 500 patients or more, it must immediately be reported to the Secretary, who, in turn, will post the name of the provider on its public website.  Finally, the law requires that breaches affecting 500 patients or more who reside in the same area be reported to local media.   The Secretary is also required to issue regulations further clarifying ARRA’s requirements.

Our facilities remain subject to any state laws that relate to privacy or the reporting of security breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the ARRA. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving certain individually identifiable health or financial information.

In addition, the Federal Trade Commission (“FTC”) issued a final rule, known as the Red Flag Rules, in October 2007 requiring financial institutions and businesses which maintain accounts that permit multiple payments for primarily individual purposes, which may include ASCs and other healthcare providers, to implement written identity theft prevention programs.   These identity theft programs must be designed to detect, prevent, and mitigate identity theft in connection with these accounts. The compliance date for this rule has been postponed until May 1, 2009.   The FTC may seek penalties for violating the Red Flags Rules of up to $3,500 per violation, for certain violations.   Additionally, States may enforce the action on behalf of their citizens either through seeking direct damages of up to $1,000 per independent violation, plus recovering attorney’s fees from the violator.  Finally, individuals may file civil suits, in which they may seek actual damages, plus recovering attorney’s fees from the violator, for negligent violations.  Individuals may seek actual damages of up to $1,000, plus punitive damages and attorney’s fees from the violator, for willful noncompliance.

Compliance with these standards requires significant commitment and action by us. We have appointed members of our management team to direct our compliance with these standards. We have also appointed a privacy officer, prepared privacy policies, trained our workforce on these policies and entered into business associate agreements with the appropriate vendors. Continued compliance with theses regulations will require us to continue these activities on an ongoing basis and may require us to make additional expenditures in the future.

HIPAA Administrative Simplification Requirements.

The HIPAA transaction regulations were issued to encourage electronic commerce in the health care industry.  These regulations include standards which healthcare providers must follow when electronically transmitting certain healthcare transactions, such as healthcare claims.  We believe that we are in compliance with these regulations.

In January 2009, CMS published a final rule adopting modification to the ICD-10 code sets for certain diagnoses and inpatient hospital procedures, as well as related changes to certain formats for electronic transactions. While use of these updated code sets will not be mandatory until October 1, 2013, preparation for compliance with these standards may require significant administrative changes to our payment systems and procedures.  We do not believe costs of compliance with these administrative simplification requirements will have a material, adverse effect on our business, financial position or results of operations

State Regulation

Many of the states in which our surgical facilities operate have adopted statutes and/or regulations that prohibit the payment of kickbacks or any type of remuneration in exchange for patient referrals and that prohibit health care providers from, in certain circumstances, referring a patient to a health care facility in which the provider has an ownership or investment interest. While these statutes generally mirror the federal Anti-Kickback Statute and Stark Law, they vary widely in their scope and application. Some are specifically limited to health care services that are paid for in whole or in part by the Medicaid program, others apply to all health care services regardless of payor, while others apply only to state-defined designated services which may differ from the designated health services under the Stark Law. In addition, many states have adopted statutes that mirror the False Claims Act and that prohibit the filing of a false or fraudulent claim with a state governmental agency. We intend to comply with all applicable state health care laws, rules and regulations. However, these laws, rules and regulations have typically been the subject of limited judicial and regulatory interpretation. As a result, we cannot assure you that our surgical facilities will not be investigated or scrutinized by the governmental authorities empowered to do so or, if challenged, that their activities would be found to be lawful. A determination of non-compliance with the applicable state health care laws, rules, and regulations could subject our surgical facilities to civil and criminal penalties and could have a material adverse effect on our operations.

Many states in which our surgical facilities are located or may be located in the future, do not permit business corporations to practice medicine, exercise control over or employ physicians, or engage in various business practices, such as fee-splitting with physicians (i.e. the sharing in a percentage of professional fees). The existence, interpretation and enforcement of these laws vary significantly from state to state. A determination of non-compliance with these laws could result in fines and or require us to restructure some of our existing relationships with our physicians. We are also subject to various state insurance statutes and regulations that prohibit us from submitting inaccurate, incorrect or misleading claims. Many state insurance laws and regulations are broadly worded and could be implicated, for example, if our surgical facilities were to waive an out-of-network co-payment or other patient responsibility amounts without fully disclosing the waiver on the claim submitted to the payor. While some of our surgical facilities waive the out-of-network portion of patient co-payment amounts when providing services to patients whose health insurance is covered by a payor with which the surgical facilities are not contracted, our surgical facilities fully disclose waivers in the claims submitted to the payors. We believe that our surgical facilities are in compliance with all applicable state insurance laws and regulations regarding the submission of claims. We cannot assure you, however, that none of our surgical facilities’ insurance claims will ever be challenged. If we were found to be in violation of a state’s insurance laws or regulations, we could be forced to discontinue the violative practice, which could have an adverse effect on our financial position and results of operations, and we could be subject to fines and criminal penalties.

Health Care Regulations Affecting Our New York Operations

We own an interest in a limited liability company which provides administrative services to a surgery center located in New York. Laws in the State of New York require that corporations have natural persons as stockholders to be approved by the New York Department of Health as a licensed health care facility. Accordingly, we are not able to own interests in a limited partnership or limited liability company that owns an interest in a health care facility located in New York. Laws in the State of New York also prohibit the delegation of certain management functions by a licensed health care facility, including but not limited to the authority to appoint and discharge senior management, independently control the books and records of the facility, dispose of assets of the facility outside of day-to-day operations and adopt policies affecting the delivery of health care services. The law does permit a licensed facility to lease premises and obtain various services from non-licensed entities. However, it is not clear what types of delegation constitute a violation. Although we believe that our operations and relationships in New York are in compliance with these laws, if New York regulatory authorities or a third-party asserts a contrary position, we may be unable to continue or expand our operations in New York.

Available Information

Our website is www.symbion.com. We make available free of charge on this website under “Investors — SEC Filings” links to our periodic and other reports and amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after we electronically file or furnish such materials.

Item 1A. Risk Factors

The following are some of the risks and uncertainties that could cause our actual financial condition, results of operations, business and prospects to differ materially from those contemplated by the forward-looking statements contained in this report or our other filings with the SEC. If any of the following risks actually occurred, our business, financial condition and operating results could suffer.

Risks Related to Our Business and Industry

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under debt instruments.

We incurred a significant amount of indebtedness in connection with the Merger. As of December 31, 2008, we had (a) total indebtedness of approximately $452.8 million and (b) approximately $100.0 million of revolving credit borrowings available under our senior secured credit facility, subject to customary conditions. In addition, subject to the restrictions in our senior secured credit facility and the indenture governing our Toggle Notes, we may incur significant additional indebtedness, which may be secured, from time to time.

                The level of our indebtedness could have important consequences, including:

•                  making it more difficult for us to make payments on the Toggle Notes;

•                  limiting cash flow available for general corporate purposes, including capital expenditures and acquisitions, because a substantial portion of our cash flow from operations must be dedicated to servicing our debt;

•                  limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions;

•                  limiting our flexibility in reacting to competitive and other changes in our industry and economic conditions generally; and

•                  exposing us to risks inherent in interest rate fluctuations because some of our borrowings will be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

Our ability to pay or to refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth and operating improvements will be realized or that future borrowings will be available to us under our senior secured credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We expect we will need to incur additional debt to fund development activities. In 2008, in order to preserve cash to fund potential buy-ups, developments and acquisitions, we elected to pay interest on our bridge loan and the Toggle Notes in kind. We may also choose to do so in the future with respect to the Toggle Notes. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that we will be able to accomplish those actions on satisfactory terms, if at all.

Restrictive covenants in our debt instruments may adversely affect us.

The indenture governing our Toggle Notes contains various covenants that limit, among other things, our ability and the ability of our subsidiaries to:

•                  incur additional indebtedness;

•                  make certain distributions, investments and other restricted payments;

•                  dispose of our assets;

•                  grant liens on our assets;

•                  limit the ability of restricted subsidiaries to make payments to us;

•                  engage in transactions with affiliates; and

•                  merge or consolidate or transfer substantially all of our assets.

In addition, our senior secured credit facility contains other and more restrictive covenants, including requiring us to maintain specified financial ratios when we have outstanding revolver balances and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet those tests. A breach of any of these covenants could result in a default under our senior secured credit facility and/or the indenture governing our Toggle Notes. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets, other than assets of our non-guarantor subsidiaries, as security under our senior secured credit facility. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our senior secured credit facility and our other indebtedness, including the Toggle Notes.

The current state of the economy and future economic conditions may adversely impact our business.

The United States economy continues to experience significant downturns.  Although we have not seen any material trends as it relates to our case volume or bad debts, we cannot assure you that future economic conditions, should they fail to improve, will not adversely affect our business.  Burdened by economic constraints, patients may delay or cancel non-emergency surgical procedures.  It is difficult to predict the degree to which our business will be impacted by such conditions or the course of the economy in the coming year.

We depend on payments from third-party payors, including government health care programs and managed care organizations. If these payments are reduced or eliminated, our revenues and profitability could be adversely affected.

We are dependent upon private and governmental third-party sources of payment for the services provided to patients in our surgical facilities and the physician networks we manage. The amount that our surgical facilities and physician networks receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors,

Congressional changes and refinements to the Medicare ambulatory surgery center payment system and CMS refinements to Medicare’s reimbursement policies.  See Item 1. “Business – Reimbursement.”

If we are unable to negotiate contracts or maintain satisfactory relationships with private third-party payors, our revenues and operating income will decrease.

Payments from private third-party payors (including state workers’ compensation programs) represented about 79% and 78% of our patient service revenues for the years ended December 31, 2007 and 2008, respectively. Most of these payments came from third-party payors with which our centers have contracts. Managed care companies such as HMOs and PPOs, which offer prepaid and discounted medical service packages, represent a growing segment of private third-party payors. If we fail to enter into favorable contracts and maintain satisfactory relationships with managed care organizations, our revenues may decrease. Cost containment measures, such as fixed fee schedules, capitation payment arrangements, reductions in reimbursement schedules by third-party payors and closed provider networks, could also cause a reduction of our revenues in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Operating Trends.”

Some of our payments from third-party payors in the past year came from third-party payors with which our surgical facilities did not have a contract. In those cases, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had our center had a contract with the payor. We also submit a claim for the services to the payor along with full disclosure that our surgical facility has charged the patient an in-network patient responsibility amount. Historically, those third-party payors who do not have contracts with our surgical facilities have typically paid our claims at higher than comparable contracted rates. However, there is a growing trend for third-party payors to adopt out-of-network fee schedules that are more comparable to our contracted rates, or to take other steps to discourage their enrollees from seeking treatment at out-of-network surgical facilities. In these cases, we seek to enter into contracts with the payors. In certain situations, we have seen an increase in the volume of cases in those instances where we transition from out-of-network to in-network billing, although we may experience an overall decrease in revenues to the surgical facility. We can provide no assurance that we will see a sufficient increase in volume of cases to compensate for the decrease in per case revenues where we transition from out-of-network to in-network billing.

Payments from workers’ compensation payors represented approximately 11% and 12% of our patient service revenues for the years ended December 31, 2007 and 2008, respectively. Several states have recently considered or implemented workers’ compensation provider fee schedules.  In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services. If the trend of states adopting lower workers’ compensation fee schedules continues, it could have a material adverse effect on our surgical facilities’ financial condition and results of operations.

Our growth strategy depends in part on our ability to acquire and develop additional surgical facilities on favorable terms. If we are unable to do so, our future growth could be limited and our operating results could be adversely affected.

Our strategy is to increase our revenues and earnings by continuing to focus on existing surgical facilities and continuing to acquire and develop additional surgical facilities. Between January 1999 and December 31, 2008, we acquired 49 surgical facilities and developed 23 surgical facilities, including 13 surgical facilities that we subsequently divested. We may be unable to identify suitable acquisition and development opportunities and to negotiate and complete acquisitions and new projects on favorable terms. In addition, our acquisition and development program requires substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities. As a result, we may take actions that could have a materially adverse effect on our financial condition and results of operations, including incurring substantial debt. Sufficient financing may not be available to us on satisfactory terms, if at all.

We may encounter numerous business risks in acquiring and developing additional surgical facilities, and may have difficulty operating and integrating those surgical facilities.

If we acquire or develop additional surgical facilities, we may be unable to successfully operate the surgical facilities, and we may experience difficulty in integrating their operations and personnel. For example, in some acquisitions, we have experienced delays in implementing standard operating procedures and systems and improving existing managed care agreements and the mix of specialties offered at the surgical facilities. Following the acquisition of a surgical facility, key physicians may cease to use the facility or we may be unable to retain key management personnel. If we acquire the assets of a surgical facility rather than ownership in the entity that owns the surgical facility, we may be unable to assume the surgical facility’s existing managed care contracts and may have to renegotiate, or risk losing, one or more of the surgical facility managed care contracts. We may also be unable to collect the accounts receivable of an acquired surgical facility. We may also experience negative effects on our reported results of operations because of acquisition-related charges and potential impairment of goodwill and other intangibles.

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

In developing new surgical facilities, we may be unable to attract physicians to use our facilities or contract with third-party payors. In addition, our newly developed surgical facilities typically incur net losses during the initial periods of operation and, unless and until their case loads grow, they generally experience lower total revenues and operating margins than established surgical facilities. Integrating a new surgical facility could be expensive and time consuming, and could disrupt our ongoing business and distract our management and other key personnel. If we are unable to timely and efficiently integrate an acquired or newly developed facility our business could suffer.

Efforts to regulate the construction, acquisition or expansion of health care facilities could prevent us from acquiring additional surgical facilities, renovating our existing facilities or expanding the breadth of services we offer.

Some states require prior approval for the construction, acquisition or expansion of health care facilities or expansion of the services the facilities offer. In giving approval, these states consider the need for additional or expanded health care facilities or services, as well as the financial resources and operational experience of the potential new owners of existing health care facilities. In many of the states in which we currently operate, certificates of need must be obtained for capital expenditures exceeding a prescribed amount, changes in capacity or services offered and various other matters. The remaining states in which we now or may in the future operate may adopt similar legislation. Our costs of obtaining a certificate of need could be significant, and we cannot assure you that we will be able to obtain the certificates of need or other required approvals for additional or expanded surgical facilities or services in the future. In addition, at the time we acquire a surgical facility, we may agree to replace or expand the acquired facility. If we are unable to obtain required approvals, we may not be able to acquire additional surgical facilities, expand health care services we provide at these facilities or replace or expand acquired facilities.

If we fail to maintain good relationships with the physicians who use our surgical facilities, our revenues and profitability could be adversely affected.

Our business depends upon the efforts and success of the physicians who provide medical services at our surgical facilities and the strength of our relationships with these physicians. These physicians are not employees of our surgical facilities and are not contractually required to use our facilities. We generally do not enter into contracts with physicians who use our surgical facilities, other than partnership and operating agreements with physicians who own interests in our surgical facilities, provider agreements with anesthesiology groups that provide anesthesiology services in our surgical facilities, medical director agreements and pain clinic agreements. Physicians who use our surgical facilities also use other facilities or hospitals and may choose to perform procedures in an office-based setting that might otherwise be performed at our surgical facilities. In recent years, pain management and gastrointestinal procedures have been performed increasingly in an office-based setting. Although physicians who own an interest in our surgical facilities are subject to agreements restricting ownership of competing facilities, these agreements may not restrict procedures performed in a physician office or in other unrelated facilities. Also, these agreements restricting ownership of competing facilities are difficult to enforce, and we may be unsuccessful in preventing physicians who own an interest in our surgical facilities from acquiring an interest in a competing facility.

In addition, the physicians who use our surgical facilities may choose not to accept patients who pay for services through certain third-party payors, which could reduce our revenues. From time to time, we may have disputes with physicians who use our surgical facilities and/or own interests in our surgical facilities or our company. Our revenues and profitability could be significantly reduced if we lost our relationship with one or more key physicians or groups of physicians, or if such physicians or groups reduce their use of our surgical facilities. In addition, any damage to the reputation of a key physician or group of physicians or the failure of these physicians to provide quality medical care or adhere to professional guidelines at our surgical facilities could damage our reputation, subject us to liability and significantly reduce our revenues.

If we fail to comply with legislative and regulatory rules relating to privacy and security of patient health information and standards for electronic transactions, we may experience delays in payment of claims and increased costs and be subject to substantial fines.

HIPAA mandates the adoption of privacy, security and integrity standards related to patient information. HIPAA also standardizes the method for identifying providers, employers, health plans and patients. We believe that we are in compliance with the HIPAA regulations. However, if we fail to comply with the requirements of HIPAA, we could be subject to significant penalties under a tiered penalty system with penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement.

If we fail to comply with laws and regulations relating to the operation of our surgical facilities, we could suffer penalties or be required to make significant changes to our operations.

We are subject to many laws and regulations at the federal, state and local government levels in which we operate. These laws and regulations require that our surgical facilities meet various licensing, certification and other requirements.

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

Our surgical facilities do not satisfy all of the requirements for any of the safe harbors under the federal Anti-Kickback Statute. If we fail to comply with the federal Anti-Kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which may result in a substantial loss of revenues.

The Anti-Kickback Statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, furnishing, purchasing or arranging for or recommending or inducing the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid, or any other federally funded health care program. The Anti-Kickback Statute is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000 and civil penalties of up to $50,000 for each violation, plus three times the remuneration involved or the amount claimed and exclusion from participation in the Medicare and Medicaid programs. The exclusion, if applied to our surgical facilities, could result in significant reductions in our revenues and could have a material adverse effect on our financial condition and results of operations. In addition, many of the states in which we operate have also adopted laws, similar to the

Anti-Kickback Statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties as well as loss of licenses. No state or federal regulatory actions have been taken against our surgical facilities under anti-kickback statutes during the time we have owned or managed the facilities. Management is not aware of any such actions prior to our acquisition or management of these surgical facilities.

As discussed in Item 1. “Business – Governmental Regulations,” regulations implement various “safe harbors” to the Anti-Kickback Statute.   Business arrangements that meet the requirements of the safe harbors are deemed to be in compliance with the Anti-Kickback Statute. Business arrangements that do not meet the safe harbor requirements do not necessarily violate the Anti-Kickback Statute, but may be subject to scrutiny by the federal government to determine compliance. The “investment interest” safe harbor and the “personal services and management contracts” safe harbor apply to business arrangements similar to those used in connection with our surgical facilities. However, the structure of the partnerships and limited liability companies operating our surgical facilities, as well as our business arrangements involving physician networks, do not satisfy all of the requirements of either safe harbor.

In November 1999, the Department of Health and Human Services issued final regulations creating additional safe harbor provisions, including a safe harbor that applies to physician ownership of, or investment interests in, ambulatory surgery centers. These regulations do not apply to our facilities licensed as hospitals. The ambulatory surgery center safe harbor protects four types of investment arrangements. Each category has its own requirements with regard to what type of physician may be an investor in the ambulatory surgery center. In addition to the physician investor, the categories permit an “unrelated” investor, who is a person or entity that is not in a position to provide items or services related to the ambulatory surgery center or its investors. Our business arrangements with our ambulatory surgery centers typically consist of one or more of our subsidiaries being an investor in each partnership or limited liability company that owns the ambulatory surgery center, in addition to providing management and other services to the ambulatory surgery center. As a result of these and other aspects of our business arrangements, including those relating to the composition of physician groups that own an interest in our surgical facilities, these arrangements do not comply with all the requirements of the ambulatory surgery center safe harbor and, therefore, are not immune from government review or prosecution.

If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur a significant loss of reimbursement revenues.

The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a Medicare or Medicaid reimbursed referral for a “designated health service” to an entity if the physician or a member of the physician’s immediate family has a “financial relationship” with the entity. The list of “designated health services” under the Stark Law does not include ambulatory surgery services, but it does included services such as clinical laboratory services, and certain imaging services that may be provided by an ambulatory surgery center. Under the current Stark Law and related regulations, services provided at an ambulatory surgery center are not covered by the statute, even if those services include imaging, laboratory services or other Stark designated health services, provided that (i) the ambulatory surgery center does not bill for these services separately, or (ii) if the center is permitted to bill separately for these services, they are specifically exempted from Stark Law prohibitions. These are generally radiology and other imaging services integral to performance of surgical procedure that meet certain requirements, and certain outpatient prescription drugs. Services provided at our facilities licensed as hospitals are covered by the Stark Law, but referrals for such services are exempt from the Stark Law under its “whole hospital exception.” Certain services provided by our managed physician networks are covered by the Stark Law, but referrals for those services are exempt from the Stark Law under its “in-office ancillary services exception,” among others.

The Stark Law and similar state statutes are subject to different interpretations with respect to many important provisions. Violations of these self-referral laws may result in substantial civil or criminal penalties, including treble damages for amounts improperly claimed, civil monetary penalties of up to $15,000 per prohibited service billed, up to $100,000 per prohibited circumvention scheme, and exclusion from participation in the Medicare and Medicaid and other federal and state health care programs. Exclusion of our ambulatory surgery centers from these programs through future judicial or agency interpretation of existing laws or additional legislative restrictions on physician ownership or investments in health care entities could result in a significant loss of reimbursement revenues. We cannot provide assurances that CMS will not undertake other rulemaking to address additional revisions to the Stark Law regulations. If future rules modify the provisions of the Stark Law regulations that are applicable to our business, our revenues and profitability could be materially adversely affected and could require us to modify our relationships with our physician and health care system partners.

Physician ownership of hospitals has been the subject of recent legislative debate, and future statutory and regulatory changes could limit or impair our ability to own and operate our hospitals.

Three of our owned surgical facilities are licensed as hospitals. The Stark Law currently includes an exception relating to physician ownership of a hospital, provided that the physician’s ownership interest is in the whole hospital and the physician is authorized to perform services at the hospital (the “Whole Hospital Exception”). Physician investment in our facilities licensed as hospitals meets this requirement.

For the past several years, the Whole Hospital Exception has been the subject of regulatory action and legislative debate. See Item 1. “Business – Governmental Regulations.” We cannot predict whether proposed amendments to the Whole Hospital Exception will be included in legislation passed by Congress and, if it is included, what the substance of the revisions will be or whether the legislation will be signed by the president and become law.  If legislation were to be enacted by Congress that prohibits physician referrals to hospitals in which the physicians own an interest, or that otherwise limits physician ownership of existing facilities, or restricts the hospital’s ability to expand, our financial condition and results of operations could be materially adversely affected.

We may be subject to actions for false and other improper claims.

Federal and state government agencies, as well as private payors, have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of the cost reporting and billing practices of health care organizations and their quality of care and financial relationships with referral sources. In addition, the Office of the Inspector General of the U.S. Department of Health and Human Services, or OIG, and the U.S. Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse.

The U.S. government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs and other federal and state health care programs. Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes, as well as penalties under the anti-fraud provisions of HIPAA. While the criminal statutes are generally reserved for instances of fraudulent intent, the U.S. government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances. For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge. The government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care was substandard.

Over the past several years, the U.S. government has accused an increasing number of health care providers of violating the federal False Claims Act. The False Claims Act prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the U.S. government. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Because our surgical facilities perform hundreds of similar procedures a year for which they are paid by Medicare, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties. In addition, some courts have held that a violation of the Anti-Kickback Statute or the Stark Law can result in liability under the federal False Claims Act.

Under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that a health care company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid and other federal and state health care programs as a result of a conviction resulting from a whistleblower case.

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

Any change in interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make changes in our surgical facilities, equipment, personnel, services, pricing, capital expenditure programs and operating expenses, which could have a material adverse effect on our financial condition and results of operations.

Additionally, new federal or state laws may be enacted that would cause our relationships with physician investors to become illegal or result in the imposition of penalties against us or our surgical facilities. If any of our business arrangements with physician investors were deemed to violate the Anti-Kickback Statute, the Stark Law or similar laws, or if new federal or state laws were enacted rendering these arrangements illegal, our financial condition and results of operations would be materially adversely affected.

If laws governing the corporate practice of medicine or fee-splitting change, we may be required to restructure some of our relationships, which may result in a significant loss of revenues and divert other resources.

The laws of various states in which we operate or may operate in the future do not permit business corporations to practice medicine, to exercise control over or employ physicians who practice medicine or to engage in various business practices, such as fee-splitting with physicians (i.e., sharing in a percentage of professional fees). The interpretation and enforcement of these laws vary significantly from state to state. We provide management services to two physician networks. If our arrangements with these networks were deemed to violate state corporate practice of medicine, fee-splitting or similar laws, or if new laws are enacted rendering our arrangements illegal, we may be required to restructure these arrangements, which may result in a significant loss of revenues and divert other resources.

We make significant loans to, and are generally liable for debts and other obligations of, the partnerships and limited liability companies that own and operate some of our surgical facilities.

We own and operate our surgical facilities through 21 limited partnerships and 38 limited liability companies. Local physicians, physician groups and health systems also own an interest in all but one of these partnerships and limited liability companies. In the partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership, even if we do not own all of the partnership interests. For the majority of our surgical facilities, indebtedness at the partnership level is funded through intercompany loans that we provide. Through these loans, which totaled approximately $39.3 million as of December 31, 2008, we have a secured interest in the partnership’s assets. However, our financial condition and results of operations would be materially adversely affected if our surgical facilities are unable to repay these intercompany loans.

We also guarantee the debts and other obligations of many of the partnerships and limited liability companies in which we own an interest. In some instances, the partnerships or limited liability companies in which we are a minority interest holder seek financing from a third-party and the physicians and/or physician groups guarantee their pro-rata share of the indebtedness to secure the financing. As of December 31, 2008, we had approximately $3.6 million of off-balance sheet guarantees of non-consolidated third-party debt in connection with these surgical facilities.

Our senior secured credit facility and the indenture governing our senior notes allow us to borrow funds that we can lend to the partnerships and limited liability companies in which we own an interest. Although our intercompany loans are secured by the assets of the partnership, the physicians and physician groups that own an interest in these partnerships and limited liability companies generally do not guarantee a pro rata amount of this debt or the other obligations of these partnerships and limited liability companies.

If our operations in New York are found not to be in compliance with New York law, we may be unable to continue or expand our operations in New York.

We own an interest in a limited liability company which provides administrative services to an ambulatory surgery center located in New York. Laws in the State of New York require that corporations have natural persons as stockholders to be approved by the New York Department of Health as a licensed health care facility. Accordingly, we are not able to own interests in a limited partnership or limited liability company that owns an interest in a health care facility located in New York. Laws in the State of New York also prohibit the delegation of certain management functions by a licensed health care facility. The law does permit a licensed facility to lease premises and obtain various services from non-licensed entities. However, it is not clear what types of delegation constitute a violation. Although we believe that our operations and relationships in New York are in compliance with applicable laws, if New York regulatory authorities or a third-party asserts a contrary position, we may be unable to continue or expand our operations in New York.

If regulations change, we may be obligated to purchase some or all of the ownership of our physician partners or renegotiate some of our partnership and operating agreements with our physician partners and management agreements with surgical facilities.

Upon the occurrence of various fundamental regulatory changes or changes in the interpretation of existing regulations, we may be obligated to purchase all of the ownership of the physician investors in most of the partnerships or limited liability companies that own and operate our surgical facilities. The purchase price that we would be required to pay for the ownership is typically based on either a multiple of the surgical facility’s EBITDA, as defined in our partnership and operating agreements with these surgical facilities, or the fair market value of the ownership as determined by a third-party appraisal. The physician investors in some of our surgical facilities can require us to purchase their interests in exchange for cash or shares of our common stock if these regulatory changes occur. In addition, some of our partnership agreements with our physician partners and management agreements with surgical facilities require us to attempt to renegotiate the agreements upon the occurrence of various fundamental regulatory changes or changes in the interpretation of existing regulations and provide for termination of the agreements if renegotiations are not successful.

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

•                  make illegal the ownership by the physician investors of interests in the partnerships or limited liability companies through which we own and operate our surgical facilities; or

•                  require us to reduce the aggregate percentage of physician investor ownership in our hospitals.

We do not control whether or when any of these regulatory events might occur. In the event we are required to purchase all of the physicians’ ownership, our existing capital resources would not be sufficient for us to meet this obligation. These obligations and the possible termination of our partnership and management agreements would have a material adverse effect on our financial condition and results of operations.

If we become subject to large malpractice and related legal claims, we could be required to pay significant damages, which may not be covered by insurance.

In recent years, physicians, hospitals and other health care providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. We maintain liability insurance in amounts that we believe are appropriate for our operations. Currently, we maintain professional and general liability insurance that provides coverage on a claims made basis of $1.0 million per occurrence and $3.0 million in annual aggregate coverage per surgical facility. In addition, physicians who provide professional services in our surgical facilities are required to maintain separate malpractice coverage with similar minimum coverage limits. We also maintain business interruption insurance and property damage insurance, as well as an additional umbrella liability insurance policy in the aggregate amount of $20.0 million. However, this insurance coverage may not cover all claims against us. Insurance coverage may not continue to be available at a cost allowing us to maintain adequate levels of insurance. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, our financial condition and results of operations could be adversely affected.

We face intense competition for physicians, strategic relationships, acquisitions and managed care contracts, which may result in a decline in our revenues, profitability and market share.

The health care business is highly competitive. We compete with other health care providers, primarily hospitals and other surgical facilities, in attracting physicians to utilize our surgical facilities and in contracting with managed care payors in each of our markets. There are unaffiliated hospitals in each market in which we operate. These hospitals have established relationships with physicians and payors. In addition, other companies either are currently in the same or similar business of developing, acquiring and operating surgical facilities or may decide to enter our business. Many of these companies have greater resources than we do, including financial, marketing, staff and capital resources. We may also compete with some of these companies for entry into strategic relationships with health care systems and health care professionals. In addition, many physician groups develop surgical facilities without a corporate partner, utilizing consultants who perform services for a fee and do not take an equity interest in the ongoing operations of the facility. In recent years, more physicians are choosing to perform procedures, including pain management and gastrointestinal procedures, in an office-based setting rather than in a surgical facility. If we are unable to compete effectively with any of these entities or groups, we may be unable to implement our business strategies successfully and our financial position and results of operations could be adversely affected.

Our surgical facilities are sensitive to regulatory, economic and other conditions of the states where they are located. In addition, four of our surgical facilities account for a significant portion of our patient service revenues.

Our revenues are particularly sensitive to regulatory, economic and other conditions in the states of Texas and Florida. As of December 31, 2008, we owned (with physician investors or healthcare systems) and operated seven surgical facilities in Texas and eight surgical facilities in Florida. The surgical facilities in Texas represented about 13% of our patient service revenues during both 2007 and 2008, and the surgical facilities in Florida represented about 13% of our patient service revenues during both 2007 and 2008.

In addition, our facilities in Houma, Louisiana; Durango, Colorado; Chesterfield, Missouri (Timberlake Surgery Center) and Wilmington, North Carolina generated approximately 7%, 6%, 5% and 5%, respectively, of our patient service revenues during 2007, and 6%, 6%, 5% and 4%, respectively, during 2008. If these facilities are adversely affected by regulatory, economic and other conditions, or if these facilities do not perform effectively, our financial condition and results of operations will be adversely affected. None of our remaining surgical facilities accounted for more than 5% of our revenues during 2007 or 2008.

We depend on our senior management and we may be adversely affected if we lose any member of our senior management.

We are highly dependent on our senior management, including Richard E. Francis, Jr., our chairman of the board and chief executive officer, and Clifford G. Adlerz, our president and chief operating officer. We have entered into employment agreements with Messrs. Francis and Adlerz that became effective upon the closing of the Merger. The initial term of each of these agreements is three years from August 23, 2007, which is automatically extended so that the term is three years until terminated. We may terminate each employment agreement for cause. In addition, either party may terminate the employment agreement at any time by giving prior written notice to the other party. We do not maintain “key man” life insurance policies on any of our officers. Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on our financial condition and results of operations.

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

Risks Related to Our Corporate Structure

We may have a special legal responsibility to the holders of ownership interests in the entities through which we own our surgical facilities, which may conflict with the interests of our noteholders and prevent us from acting solely in our own best interests or the interests of our noteholders.

Our ownership in surgical facilities generally is held through limited partnerships or limited liability companies in which we maintain ownership along with physicians or physician practice groups. As general partner or manager of these entities, we may have a special responsibility, known as a fiduciary duty, to manage these entities in the best interests of the other interest holders. As a result, we may encounter conflicts between our responsibility to the other interest holders and our responsibility to enhance the value of our company. For example, we have entered into management agreements to provide management services to our surgical facilities in exchange for a fee. Disputes may arise as to the nature of the services to be provided or the amount of the fee to be paid. In these cases, we are obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests or the interests of the noteholders. Disputes may also arise between us and our physician investors with respect to a particular business decision or regarding the interpretation of the provisions of the applicable limited partnership agreement or operating agreement. We seek to avoid these disputes but have not implemented any measures to resolve these conflicts if they arise. If we are unable to resolve a dispute on terms favorable or satisfactory to us, our financial condition and results of operations may be adversely affected.

We are a holding company with no operations of our own.

We are a holding company and our ability to service our debt is dependent upon the earnings from the business conducted by our subsidiaries and joint ventures. The effect of this structure is that we will depend on the earnings of our subsidiaries and joint ventures, and the distribution or payment to us of a portion of these earnings to meet our obligations, including those under our senior secured credit facility, the senior notes and any of our other debt obligations. The distributions of those earnings or advances or other distributions of funds by these entities to us, all of which are contingent upon the subsidiaries’ earnings, are subject to various business considerations. In addition, distributions by our subsidiaries could be subject to statutory restrictions, including state laws requiring that such subsidiaries be solvent, or contractual restrictions. Some of our subsidiaries and joint ventures may become subject to agreements that restrict the sale of assets and significantly restrict or prohibit the payment of dividends or the making of distributions, loans or other payments to stockholders, partners or members. The indenture governing the senior notes permits our subsidiaries to enter into agreements with similar prohibitions and restrictions in the future, subject to certain limitations.

We do not have exclusive control over the distribution of cash from our operating entities and may be unable to cause all or a portion of the cash of these entities to be distributed.

All of the surgical facilities in which we have ownership are held through partnerships or limited liability companies. We typically own, directly or indirectly, the general partnership or majority member interests in these entities. The partnership and operating agreements for these entities provide for distribution of available cash, in some cases on a quarterly basis subject in certain cases to requirements that we obtain approval of other stockholders. Many of these agreements also impose limits on the ability of these entities to make loans or transfer assets to us. If we are unable to cause sufficient cash to be distributed from one or more of these entities, our relationships with the physicians who also own an interest in these entities may be damaged and we could be adversely affected, as could our ability to make debt service payments. We may not be able to resolve favorably any dispute regarding cash distribution or other matters with a health care system with which we share control of the distributions made by these entities. Further, the failure to resolve a dispute with these health care systems could cause an entity in which we own an interest to be dissolved.

We are controlled by principal stockholders whose interests may differ from your interests.

Circumstances may occur in which the interests of our principal stockholders could be in conflict with your interests. In addition, these stockholders may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in our company, even though those transactions may involve risks to other interest holders.

A majority of the outstanding shares of common stock of our parent company are held by the Crestview funds. As a result of their stock ownership, the Crestview funds control us and have the power to elect a majority of our directors, appoint new management and approve any action requiring the approval of the holders of common stock, including adopting amendments to our certificate of incorporation and approving acquisitions or sales of all or substantially all of our assets. The directors elected by the Crestview funds have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are located in Nashville, Tennessee in approximately 44,000 square feet of leased office space, under a ten-year lease that commenced on November 1, 2002.

Typically, our surgical facilities are located on real estate leased by the partnership or limited liability company that operates the facility.  These leases generally have initial terms of ten years, but range from two to 15 years. Most of the leases contain options to extend the lease period for up to ten additional years. The surgical facilities are generally responsible for property taxes, property and casualty insurance and routine maintenance expenses. Two of our surgical facilities are located on real estate owned by the limited partnership or limited liability company that owns the surgical facility. We generally guarantee the lease obligations of the partnerships and limited liability companies that own our surgical facilities.

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

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are wholly-owned by Symbion Holdings Corporation which is owned by Crestview and certain affiliated funds managed by Crestview and co-investors.  There is no public trading market for our equity securities or those of Holdings.  As of March 20, 2009, there were 10 holders of Holdings common stock.

Item 6.  Selected Financial Data

The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the years ended December 31, 2008, 2007 and 2006, and the selected consolidated balance sheet data set forth below at December 31, 2008 and 2007, are derived from our audited consolidated financial statements that are included elsewhere in this report.  The selected consolidated statement of operations data set forth below for the years ended December 31, 2005 and 2004, and the selected consolidated balance sheet data set forth below at December 31, 2006, 2005 and 2004, are derived from our audited consolidated financial statements that are not included in this report.

The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$331,900	$304,305	$285,387	$241,877	$194,480
Cost of revenues	225,444	206,652	181,950	148,214	125,143
General and administrative expense	23,923	31,873	24,407	21,993	18,449
Depreciation and amortization	15,175	12,652	11,913	11,575	9,467
Provision for doubtful accounts	3,861	4,449	3,952	3,827	3,376
Income on equity investments	(1,504)	(16)	(2,423)	(1,273)	(1,272)
Impairment and loss on disposal of long-lived assets	1,899	372	1,162	1,541	271
Gain on sale of long-lived assets	(975)	(915)	(1,808)	(1,785)	(250)
Proceeds from insurance settlements, net	—	(161)	(410)	—	—
Litigation settlements, net	893	—	(588)	—	—
Merger transaction expenses	—	7,522	—	—	—
Total operating expenses	268,716	262,428	218,155	184,092	155,184
Operating income	63,184	41,877	67,232	57,785	39,296
Minority interests in income of consolidated subsidiaries	(23,657)	(23,341)	(28,294)	(24,952)	(14,899)
Interest expense, net	(43,426)	(19,991)	(7,108)	(4,884)	(4,571)
(Loss) income before income taxes and discontinued operations	(3,899)	(1,455)	31,830	27,949	19,826
Provision for income taxes	13,256	3,240	12,254	10,428	7,633
(Loss) income from continuing operations	(17,155)	(4,695)	19,576	17,521	12,193
(Loss) gain from discontinued operations, net of taxes	(3,643)	(707)	(783)	1,534	1,359
Net (loss) income	$(20,798)	$(5,402)	$18,793	$19,055	$13,552
Cash Flow Data – continuing operations:
Net cash provided by operating activities	$35,200	$28,431	$30,901	$39,450	$25,395
Net cash used in investing activities	(32,848)	(38,848)	(64,486)	(67,921)	(100,904)
Net cash (used in) provided by financing activities	(8,267)	26,953	32,413	32,033	84,875
Other Data:
EBITDA(1)	$57,740	$48,913	$54,070	$44,164	$33,885
EBITDA as a % of revenues	17.4%	16.1%	18.9%	18.3%	17.4%
Number of surgical facilities operated as of the end of period(2)	66	58	56	56	54

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$52,272	$70,617	$56,643	$48,784	$41,455
Total assets	783,564	768,813	503,806	436,378	365,761
Total long-term debt, less current maturities	440,612	428,925	136,553	101,909	69,747
Total stockholders’ equity	211,206	233,286	285,279	260,058	237,998

(1)

When we use the term “EBITDA,” we are referring to net income plus (a) (loss) gain from discontinued operations, (b) income tax expense, (c) interest expense, net, (d) depreciation and amortization, (e) certain non-cash charges, and (f) Merger transaction expenses. Our operating strategy is to apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.

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

EBITDA is not a measurement of financial performance or liquidity under GAAP. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from EBITDA are significant components in understanding and evaluating financial performance and liquidity. Our calculation of EBITDA is not comparable to the EBITDA measure we have used in prior reports but is consistent with the measure of EBITDA less minority interests that we previously reported.  Our calculation of these measures may not be comparable to similarly titled measures reported by other companies.

The following table reconciles EBITDA to net cash provided by operating activities – continuing operations:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
EBITDA	$57,740	$48,913	$54,070	$44,164	$33,885
Depreciation and amortization	(15,175)	(12,652)	(11,913)	(11,575)	(9,467)
Non-cash (losses) gains	(924)	543	646	244	(21)
Non-cash stock option compensation expense	(2,114)	(10,746)	(3,865)	—	—
Interest expense, net	(43,426)	(19,991)	(7,108)	(4,884)	(4,571)
Provision for income taxes	(13,256)	(3,240)	(12,254)	(10,428)	(7,633)
Merger transaction expenses	—	(7,522)	—	—	—
(Loss) gain on discontinued operations, net of taxes	(3,643)	(707)	(783)	1,534	1,359
Net (loss) income	(20,798)	(5,402)	18,793	19,055	13,552
Depreciation and amortization	15,175	12,652	11,913	11,575	9,467
Amortization of deferred financing costs	4,477	2,194	506	671	21
Non-cash payment-in-kind interest option	9,753	—	—	—	—
Non-cash stock option compensation expense	2,114	10,746	3,865	—	—
Non-cash losses (gains)	924	(543)	(646)	(244)	21
Minority interests in income of consolidated subsidiaries	23,657	23,341	28,294	24,952	14,899
Deferred income taxes	13,718	15,854	(1,556)	2,836	7,633
Distributions to minority partners	(23,423)	(24,486)	(25,447)	(23,049)	(14,420)
Equity in earnings of unconsolidated affiliates, net of distributions received	333	(16)	(2,423)	(1,273)	(1,272)
Provision for doubtful accounts	3,861	4,449	3,952	3,827	3,376
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(3,536)	(256)	(2,955)	(5,353)	(4,735)
Other assets and liabilities	8,945	(10,102)	(3,395)	6,453	(3,147)
Net cash provided by operating activities – continuing operations	$35,200	$28,431	$30,901	$39,450	$25,395

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

Executive Overview

We own and operate a national network of short stay surgical facilities in 25 states, which includes ambulatory surgery centers and surgical hospitals. Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology. We own our surgical facilities in partnership with physicians and in some cases health care systems in the markets and communities we serve. We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe this approach aligns our interests with those of our partners. As of December 31, 2008, we owned and operated 59 surgical facilities, including 56 ambulatory surgery centers and three surgical hospitals. We also managed nine additional ambulatory surgery centers. We owned a majority interest in 36 of the 59 surgical facilities and consolidated 51 of these facilities for financial reporting purposes. We are reporting two of the 59 surgical facilities as discontinued operations. In addition to our surgical facilities, we also manage two physician networks, including one physician network in a market in which we operate an ambulatory surgery center.

We have benefited from both the growth in overall outpatient surgery cases as well as the migration of surgical procedures from the hospital to the surgical facility setting. Advancements in medical technology, such as lasers, arthroscopy and enhanced endoscopic techniques, have reduced the trauma of surgery and the amount of recovery time required by patients following a surgical procedure. Improvements in anesthesia also have shortened the recovery time for many patients and have reduced certain post-operative side effects. These medical advancements have enabled more patients to undergo surgery in a surgical facility setting.

We continue to focus on increasing cases at our same store facilities and acquiring facilities that we believe have favorable growth potential. We are also focused on developing new facilities. As of December 31, 2008, we had one facility under development. This facility opened in January 2009. To execute our growth strategy, we intend to target one to three surgical facility acquisitions and one to three surgical facility developments annually.

Merger Transaction

On August 23, 2007, an investment group led by an affiliate of Crestview Partners, L.P. completed its Merger with Symbion, Inc. In the Merger, our stockholders and option holders received an aggregate of $490.5 million in cash.

In order to consummate the Merger, Crestview formed Symbol Acquisition, L.L.C. (“Parent”) and Symbol Merger Sub, Inc., a wholly-owned subsidiary of Parent.  Symbol Merger Sub, Inc. merged with and into the Company with the Company being the surviving corporation.  Parent was converted into Symbion Holdings Corporation, which became the parent holding company of the Company by virtue of the Merger.

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

The Exchange Offer

On June 3, 2008, we completed a private offering of $179.9 million aggregate principal amount of the 11.0%/11.75% Senior PIK Toggle Notes due 2015.  We entered into a registration rights agreement with the initial purchasers in the private offering in which we agreed, among other things, to file a registration statement within 180 days of the issuance of the notes. On September 25, 2008, we filed a registration statement under the

Securities Act of 1933 to register $184.6 million aggregate principal amount Toggle Notes as well as the guarantee of each wholly owned subsidiary of the Company.  On November 12, 2008, we filed an amendment to the registration statement to, among other things, register an additional $75.4 million aggregate principal amount of Toggle Notes issuable if we elect to make payments of additional interest in kind by increasing the principal amount of the existing notes or issuing additional notes. Pursuant to the registration statement, we exchanged our outstanding Toggle Notes for new 11.00%/11.75% Toggle Notes due 2015 with an aggregate principal amount of $184.6 million registered under the Securities Act of 1933, as amended.  The newly issued Toggle Notes represent the same debt as the notes that were exchanged, and we issued the Toggle Notes under the same indenture that governed the initial notes.

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

The following tables summarize our revenues by service type as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Patient service revenues	95%	95%	95%
Physician service revenues	2	2	1
Other service revenues	3	3	4
Total	100%	100%	100%

Payor Mix

Our patient service revenues relate to fees charged for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes. Approximately 95% of our revenues are patient service revenues. The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Private Insurance	72%	73%	76%
Government	22	21	19
Self-pay	4	4	3
Other	2	2	2
Total	100%	100%	100%

Case Mix

We primarily operate multi-specialty facilities where physicians perform a variety of procedures in specialties including orthopedics, pain management, gastroenterology and ophthalmology, among others.  We believe this diversification helps to protect us from any adverse pricing and utilization trends in any individual procedure type and results in greater consistency in our case volume.

The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Ear, nose and throat	6.4%	7.3%	7.6%
Gastroenterology	28.1	26.7	26.4
General surgery	4.2	5.0	4.9
Obstetrics/gynecology	3.1	3.6	4.0
Ophthalmology	15.1	14.0	13.8
Orthopedic	16.1	16.5	16.6
Pain management	15.8	15.4	15.6
Plastic surgery	2.9	3.2	3.1
Other	8.3	8.3	8.0
Total	100.0%	100.0%	100.0%

Case Growth

Same Store Information

We define same store facilities as those facilities that were operating throughout the respective years ended December 31, 2008 and 2007. For the comparison of same store facilities provided below, we have also included the results of three developed surgical facilities within markets served by other surgical facilities in which we own an interest. Two of these surgical facilities are consolidated for financial reporting purposes, the other is accounted for using the equity method. Management believes that it is appropriate to include the results of these surgical facilities in the same store facility information below based on the following considerations: (1) the migration of cases from the existing surgical facilities to the new surgical facilities, (2) the waiver of the restriction on ownership applicable to the owners of the existing facilities that allows certain owners of the existing facilities to own an interest in the new surgical facilities and (3) the resulting enhancement of our market position by leveraging management services and capacity.

The following same store facility table includes both consolidated surgical facilities from continuing operations that are included in revenue and non-consolidated surgical facilities that are not reported in our revenue, as we account for these surgical facilities using the equity method. This same store facilities table is presented to allow comparability to other companies in our industry for the periods indicated:

	Year Ended December 31,
	2008	2007
Cases	240,947	241,599
Case growth	(0.3)%	N/A
Net patient service revenue per case	$1,452	$1,337
Net patient service revenue per case growth	8.6%	N/A
Number of same store surgical facilities	48	N/A

The following same store facility table is presented for purposes of explaining changes in our consolidated financial results. For the comparison of same store facilities provided below, the results below for the periods presented include the consolidation of an existing surgical facility that was previously accounted for using the equity method.  We acquired an incremental ownership in this facility during 2007 and began consolidating the facility for financial reporting purposes.  We have also included the results of two developed surgical facilities within markets served by other surgical facilities in which we own an interest. Both of these recently opened surgical facilities are consolidated for financial reporting purposes.  Management believes it is appropriate to present the results of these facilities in the same store information because these newly opened facilities enhance our position in the markets served by the existing facilities.  Accordingly, the following table includes same store facility data for surgical facilities from continuing operations that we consolidate for financial reporting purposes for the periods indicated:

	Year Ended December 31,
	2008	2007
Cases	219,737	217,805
Case growth	0.9%	N/A
Net patient service revenue per case	$1,343	$1,299
Net patient service revenue per case growth	3.4%	N/A
Number of same store surgical facilities	43	N/A

Consolidated Information

The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated. Accordingly, the table includes surgical facilities that we have acquired, developed or disposed of since January 1, 2007.

	Year Ended December 31,
	2008	2007
Cases	235,244	223,539
Case growth	5.2%	N/A
Net patient service revenue per case	$1,343	$1,294
Net patient service revenue per case growth	3.8%	N/A
Number of surgical facilities operated as of end of the period(1)	66	58
Number of consolidated surgical facilities	49	43

(1)          Includes surgical facilities that we manage but in which we have no ownership.

Operating Trends

We are dependent upon private and governmental third-party sources of payment for the services that we provide. The amount that our surgical facilities and networks receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors.

Beginning in 2008, the Center for Medicare and Medicaid Services (“CMS”) began basing Medicare payments to surgery centers on the hospital outpatient prospective payment system.  For procedures performed during 2008, surgery centers were paid approximately 63% of what hospitals were reimbursed for outpatient procedures.  CMS recently announced that for procedures performed in calendar year 2009, surgery centers will be reimbursed at approximately 59% of the corresponding amount that hospital outpatient departments receive.  The percentage relationship between surgery center reimbursement and hospital outpatient payment rates will continue to fluctuate from year to year as CMS annually recalculates the conversion factors and makes adjustments for budget neutrality and inflation.  In addition, CMS recently has added to the list of procedures covered by Medicare in a surgery center setting.  The ultimate impact of the changes in Medicare reimbursement will depend on a number of factors, including the procedure mix at the centers and our ability to realize an increase in procedure volume.

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

Our operating income margin on same store facilities for the year ended December 31, 2008 increased to 18.8% from 17.4% in 2007.  As previously mentioned, the cancellation of contracts with certain third-party payors in California and Missouri was effective in the first quarter of 2008.  As a result, we have received payments on claims at rates higher than the previously contracted rates.  This change in reimbursement has had a positive impact on our operating income margins.  However, this positive impact was offset by the opening of four facilities during 2008, which we began developing in 2007.  The development of a surgical facility has a negative impact on operating income margins until the facility is opened and completes an initial ramp-up phase.

Acquisitions and Developments

2008 Activities

Effective January 1, 2008, we acquired incremental ownership in three of our existing surgical facilities located in California. We acquired incremental ownership of 10.7% in each of our two surgical facilities located in Beverly Hills, California for an aggregate of $2.5 million and 6.4% incremental ownership in our surgical facility located in Encino, California for $2.0 million. Prior to the acquisition, we owned 55.1% and 57.0% of the two Beverly Hills, California surgical facilities and 55.5% of the Encino, California surgical facility. The aggregate purchase price was financed with cash from operations.

Effective February 21, 2008, we acquired ownership in five surgical facilities specializing in spine, orthopedic and pain management procedures located in Boulder, Colorado; Honolulu, Hawaii; Bristol and Nashville, Tennessee; and Seattle, Washington for an aggregate of $5.8 million plus the assumption of $4.7 million in debt. We acquired ownership ranging from 20.0% to 50.0% in these surgical facilities. One of the five facilities that we acquired in 2008 was a newly developed surgical facility that opened in the fourth quarter of 2007. Four of these surgical facilities are consolidated for financial reporting purposes. The aggregate purchase price was financed with cash from operations.  We also entered into management agreements with each of these surgical facilities.

Effective May 31, 2008, we acquired additional management rights and an incremental ownership in two of our existing surgical facilities located in California for an aggregate purchase price of $3.4 million, financed with cash from operations.  We acquired an incremental ownership of 18.0% in our surgical facility located in Arcadia, California for $304,000 and an incremental ownership of 16.7% in our surgical facility located in Irvine, California for an aggregate of $3.1 million.  The aggregate purchase price was financed with cash from operations.

Effective August 1, 2008, we acquired an incremental ownership of 18.5% in our surgical facility located in Irvine, California for an aggregate of $5.1 million, financed with cash from operations.  Through this acquisition we obtained a controlling interest in this facility, and we began consolidating the facility for financial reporting purposes during the third quarter of 2008.

During 2008, we opened four of the five surgical facilities that were under development as of December 31, 2007. We consolidate one of these surgical facilities for financial reporting purposes and account for three as investments under the equity method.

2007 Activities

On June 30, 2007, we acquired 55.0% incremental ownership in a multi-specialty surgical facility located in Cape Coral, Florida, in which we already owned 10.0%. The purchase price was $17.0 million, including $1.7 million of assumed debt, and was financed with additional debt under our former senior credit facility.

On August 24, 2007, we acquired a 52.6% ownership in a multi-specialty surgical facility in Havertown, Pennsylvania for $4.1 million. On December 19, 2007, we acquired a 71.5% interest in a multi-specialty surgical facility in Columbus, Georgia for $141,000 and merged the operations of this surgical facility into an existing surgical facility in the same market. The aggregate purchase price was financed with proceeds from the Merger financing. We have a majority interest in and consolidate for financial reporting purposes these two surgical facilities. We also entered into management agreements with each of these surgical facilities.

On December 27, 2007, we acquired additional management rights at three of our existing surgical facilities located in California for an aggregate of $4.8 million. The additional management rights entitle us to retain a larger percentage of the fee for management services provided to these surgical facilities. The purchase price was financed with proceeds from the Merger financing.

We began development of one surgical facility during 2007 and opened three of the surgical facilities that we began developing in 2006 during the last four months of the year. Our investment related to these surgical facilities opened was approximately $4.2 million. We financed these investments using cash from operations and funds available under our former senior credit facility. We own a majority interest in one of these three surgical facilities opened in 2007, and we consolidate it for financial reporting purposes.  We also entered into management agreements with each of these surgical facilities.  As of December 31, 2007, we had five surgical facilities under development, four of which opened in 2008 and one in early 2009.

2006 Activities

During 2006, we acquired three surgical facilities and opened one additional surgical facility that we developed. We have a majority interest in and consolidate for financial reporting purposes three of the surgical facilities. We entered into management agreements with each of these surgical facilities. Our investment related to these surgical facilities was about $46.6 million. We financed these investments using cash from operations and funds available under our former senior credit facility. We also began the initial development of seven additional surgical facilities.

Discontinued Operations and Divestitures

From time to time, we evaluate our portfolio of surgical facilities to ensure the facilities are performing as we expect. We have previously identified three underperforming ambulatory surgery centers that we consolidate for financial reporting purposes.  We committed to a plan to divest our interest in these facilities. During 2008, we sold our interest in one ambulatory surgery center located in Savannah, Georgia for net proceeds of $460,000.  We recognized a loss on the sale of $1.5 million that is included in earnings from discontinued operations.  In the fourth quarter of 2008, we recognized a loss of $2.1 million on the Englewood, Colorado facility as a result of adjusting certain property and equipment to the lesser of fair market value less costs to sell.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these facilities’ assets, liabilities, revenues, expenses and cash flows have been reclassified as discontinued operations for all periods presented.  This facility closed in February 2009.

Revenues, the gain or loss on operations before income taxes, the gain or loss on operations, net of taxes, the gain or loss on the sale from discontinued operations, net of taxes, and the total gain or loss from discontinued operations, net of taxes, for the following periods indicated, were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Revenues	$7,463	$9,803	$19,128	$23,867	$21,845
(Loss) gain on operations before income taxes	(792)	(1,522)	(1,094)	2,496	2,208
Income tax provision (benefit)	(676)	(580)	(420)	962	849
(Loss) gain on sale, net of taxes	(3,527)	235	(109)	—	—
(Loss) gain from discontinued operations, net of taxes	$(3,643)	$(707)	$(783)	$1,534	$1,359

As of December 31, 2008, we owned two surgical facilities that are classified as discontinued operations.

In March 2008, we sold our investment in our surgical facility in Knoxville, Tennessee, which was not included in discontinued operations, for a net loss of $74,000. Our ownership in this surgical facility was accounted for as an investment under the equity method. We will provide consulting services to this surgical facility through 2010.  Also during 2008, we sold substantially all of the assets of our surgical facility in Deland, Florida for $1.7 million.  This facility was not one of the facilities classified as discontinued operations.  We recorded a loss on the sale of approximately $538,000.  Due to the migration of cases from this facility to our Orange City, Florida facility, the results of operations and the loss on the sale of assets are reflected in our results from continuing operations.

Critical Accounting Policies

Our significant accounting policies and practices are described in Note 3 of our consolidated financial statements included elsewhere in this report. In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, our management must make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates. Our actual results could differ from those estimates. We believe that the following critical accounting policies are important to the portrayal of our financial condition and results of operations and require our management’s subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used. This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment regarding accounting policy.

Consolidation and Control

Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, as well as our interests in surgical facilities that we control through our ownership of a majority voting interest or other rights granted to us by contract as the sole general partner or manager to manage and control the business. The rights of the limited partners or minority members in these surgical facilities are generally limited to those that protect their ownership, including the right to approve of the issuance of new ownership interests, and those that protect their financial interests, including the right to approve the acquisition or divestiture of significant assets or the incurrence of debt that physician limited partners or members are required to guarantee on a pro rata basis based upon their respective ownership, or that exceeds 20.0% of the fair market value of the surgical facility’s assets. All significant intercompany balances and transactions, including management fees from consolidated surgical facilities, are eliminated in consolidation.

We also hold non-controlling interests in some surgical facilities over which we exercise significant influence. Significant influence includes financial interests, duties, rights and responsibilities for the day-to-day management of the surgical facility. These non-controlling interests are accounted for under the equity method.

We also consolidate, for financial reporting purposes, a surgical facility in which we do not own an interest and a surgical facility in which we own a minority interest. Under Interpretation No. 46(R), “Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46(R)”), these surgical facilities are considered VIEs, and we are the primary beneficiary. Therefore, under FIN 46(R) we are required to consolidate these surgical facilities for financial reporting purposes. The consolidation of these surgical facilities does not have a material impact on our results of operations.

Revenue Recognition

Our revenues are comprised of patient service revenues, physician service revenues and other service revenues. Our patient service revenues relate to fees charged for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes. These fees are billed either to the patient or a third-party payor. Our fees vary depending on the procedure, but usually include all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications. Also, in a very limited number of our surgical facilities, we charge for anesthesia services. Our fees do not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by the physicians to the patient or third-party payor. We recognize patient service revenues on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid. Changes in estimated contractual adjustments and discounts are recorded in the period of change.

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

Our other service revenues consist of management and administrative service fees derived from non-consolidated surgical facilities that we account for under the equity method, management of surgical facilities in which we do not own an interest and management services we provide to physician networks for which we are not required to provide capital or additional assets. The fees we derive from these management arrangements are based on a pre-determined percentage of the revenues of each surgical facility and physician network. We recognize other service revenues in the period in which services are rendered.

Stock Option Compensation

Effective, January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility and expected forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility based on the historic and implied volatility of the publicly traded shares of a number of our competitors. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. We are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience with our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different.

Allowance for Contractual Adjustments and Doubtful Accounts

Our patient service revenues are recorded net of estimated contractual allowances from third-party payors, which we estimate based on the historical trend of our surgical facilities’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. We use established fee schedules, historical payment rates, relationships with payors and procedure statistics to record receivables from third-party payors. While changes in estimated reimbursement from third-party payors remain a possibility, we expect that any such changes would be minimal and, therefore, would not have a material effect on our financial condition or results of operations.

We estimate our allowances for bad debts using similar information and analysis. While we believe that our allowances for contractual adjustments and bad debts are adequate, if the actual write-offs are significantly different from our estimates, it could have a material adverse effect on our financial condition and results of operations. Because we have the ability to verify a patient’s insurance coverage before services are rendered and because we have entered into contracts with third-party payors which account for a majority of our total revenues, the out-of-period contractual adjustments are minimal. Our net accounts receivable reflected allowances for doubtful accounts of $14.6 million, $18.2 million and $27.2 million, at December 31, 2008, 2007 and 2006, respectively.

The following table summarizes our day’s sales outstanding for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Day’s sales outstanding	38	40	44

Our improved trade receivable turnover is a result of improved collection efforts at several of our larger facilities.

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

At a consolidated level, we review the standard aging schedule, by facility, to determine the appropriate provision for doubtful accounts by monitoring changes in our consolidated accounts receivable by aged schedule, day’s sales outstanding and bad debt expense as a percentage of revenues. At a consolidated level, we do not review a consolidated aging by payor. Regional and local employees review each surgical facility’s aged accounts receivable by payor schedule. These employees have a closer relationship with the payors and have a more thorough understanding of the collection process for that particular surgical facility. Furthermore, this review is supported by an analysis of the actual net revenues, contractual adjustments and cash collections received. If our internal collection efforts are unsuccessful, we manually review patient accounts with balances of $25 or more. We then classify the accounts based on any external collection efforts we deem appropriate. An account is written-off only after we have pursued collection with legal or collection agency assistance or otherwise deemed an account to be uncollectible. Typically, accounts will be outstanding a minimum of 120 days before being written-off.

The following table summarizes our accounts receivable aging, net of contractual adjustments but before our allowance for doubtful accounts and certain other allowances, for consolidated surgical facilities as of the periods indicated (in thousands):

	Year Ended December 31,
	2008		2007
	Amount	% of Total	Amount	% of Total
Current	$18,155	35%	$18,382	33%
31 to 60 days	9,926	19	9,717	17
61 to 90 days	5,265	10	5,292	9
91 to 120 days	3,413	7	3,930	7
121 to 150 days	2,475	5	2,780	5
Over 150 days	12,235	24	16,568	29
Total	$51,469	100%	$56,669	100%

We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor. However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal. Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered. It is our policy to collect co-payments and deductibles prior to providing services. It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure. Because our services are primarily non-emergency, our surgical facilities have the ability to control these procedures. Our patient service revenues from self-pay as a percentage of total revenues for the years ended December 31, 2008, 2007 and 2006 were approximately 4%, 4% and 3%, respectively.

Income Taxes

We use the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If a net operating loss carryforward exists, we make a determination as to whether that net operating loss carryforward will be utilized in the future. A valuation allowance will be established for certain net operating loss carryforwards where their recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we will be required to adjust our deferred tax valuation allowances.

Long-Lived Assets, Goodwill and Intangible Assets

Long-lived assets, including property, plant and equipment comprise a significant portion of our total assets.  We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under the provisions of SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. When events, circumstances or operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, we assess whether the carrying value of the assets will be recovered through undiscounted future cash flows expected to be generated from the use of the assets and their eventual disposition. If the assessment indicates that the recorded carrying value will not be recoverable, that cost will be reduced to estimated fair value. Estimated fair value will be determined based on a discounted future cash flow analysis.

Goodwill represents our single largest asset, and is a significant portion of our total assets. We review goodwill and indefinite lived intangible assets annually, as of December 31, or more frequently if certain indicators arise under the provisions of SFAS No.142, Goodwill and Other Intangible Assets. We review goodwill at the reporting unit level, which we have determined to be the consolidated results of Symbion, Inc. We compare the carrying value of the net assets of the reporting unit to the net present value of the estimated discounted future cash flows of the reporting unit.  If the carrying value exceeds the net present value of the estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated.  The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied.  Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our results of operations.

Professional and General Liability Risks

We are subject to claims and legal actions in the ordinary course of our business, including claims relating to patient treatment, employment practices and personal injuries. To cover these claims, we maintain general and professional liability insurance in excess of self-insured retentions through a third-party commercial insurance carrier in amounts we believe to be sufficient for its operations. We expense the costs under the self-insured retention exposure for general and professional liability claims that relate to (i) deductibles on claims made during the policy period and (ii) an estimate of claims incurred but not yet reported. Reserves and provisions for professional liability are based upon actuarially determined estimates. These estimates are based on various assumptions. Based on historical results and data currently available, we do not believe a change in one or more of these assumptions will have a material impact on our financial position or results of operations. These balances for professional liability represent the estimated costs of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Changes to the estimated reserve amounts are included in current operating results.

Results of Operations

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

The following table summarizes certain statements of operations items for each of the three years ended December 31, 2008, 2007 and 2006. The December 31, 2007 information in the table below includes, on a combined basis, the statement of operations for the predecessor period  prior to the Merger (January 1, 2007 to August 23, 2007) and the statement of operations for the successor period following the Merger (August 24, 2007 to December 31, 2007.) The predecessor and successor periods have different bases of accounting and, accordingly, the presentation of the combined statement of operations of the predecessor and successor is not in accordance with generally accepted accounting principles. We have presented this information on a combined basis to assist in the comparability of our financial statements and to facilitate an understating of our results of operations. The table also shows the percentage relationship to revenues for the periods indicated:

	2008		2007		2006
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$331,900	100.0%	$304,305	100.0%	$285,387	100.0%
Cost of revenues	225,444	67.9	206,652	67.9	181,950	63.8
General and administrative expense	23,923	7.2	31,873	10.5	24,407	8.6
Depreciation and amortization	15,175	4.6	12,652	4.1	11,913	4.2
Provision for doubtful accounts	3,861	1.2	4,449	1.5	3,952	1.4
Income on equity investments	(1,504)	(0.5)	(16)	—	(2,423)	(0.8)
Impairment and loss on disposal of long-lived assets	1,899	0.5	372	0.1	1,162	0.4
Gain on sale of long-lived assets	(975)	(0.3)	(915)	(0.3)	(1,808)	(0.6)
Proceeds from insurance settlements, net	—	—	(161)	(0.1)	(410)	(0.1)
Litigation settlements, net	893	0.3	—	—	(588)	(0.2)
Merger transaction expenses	—	—	7,522	2.5	—	—
Total operating expenses	268,716	80.9	262,428	86.2	218,155	76.4
Operating (loss) income	63,184	19.1	41,877	13.8	67,232	23.6
Minority interests in income of consolidated subsidiaries	(23,657)	(7.1)	(23,341)	(7.7)	(28,294)	(9.9)
Interest expense, net	(43,426)	(13.1)	(19,991)	(6.6)	(7,108)	(2.5)
(Loss) income before income taxes and discontinued operations	(3,899)	(1.2)	(1,455)	(0.5)	31,830	11.2
Provision for income taxes	13,256	4.0	3,240	1.1	12,254	4.3
(Loss) income from continuing operations	(17,155)	(5.2)	(4,695)	(1.6)	19,576	6.9
Loss on discontinued operations	(3,643)	(1.1)	(707)	(0.2)	(783)	(0.3)
Net (loss) income	$(20,798)	(6.3)%	$(5,402)	(1.8)%	$18,793	6.6%

Overview.  In 2008, our revenues increased 9.1% to $331.9 million from $304.3 million for 2007. We incurred a net loss for the year ended December 31, 2008 of $(20.8 million) compared to $(5.4 million) for the year ended December 31, 2007. Included in the loss for 2008 is a valuation allowance of $12.9 million against certain deferred tax assets.  Also included in the net loss for 2008 is an additional $14.2 million, net of tax, of interest and amortization of deferred financing costs, primarily due to our new capital structure following the Merger. Our financial results for the year ended December 31, 2008 compared to 2007 reflect the addition of five surgical facilities that we consolidate for financial reporting purposes and four surgical facilities that we do not consolidate for financial reporting purposes.  The surgical facilities that we do not consolidate for financial reporting purposes are accounted for as equity investments. For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those surgical facilities that we consolidate for financial reporting purposes for both the years ended December 31, 2008 and 2007.

Revenues.  Revenues for the year ended December 31, 2008 compared to December 31, 2007 were as follows (in thousands):

We define same store facilities as those facilities that were operating throughout the respective years listed below. For the comparison of same store facilities provided below, the result for the periods presented include the consolidation of an existing surgical facility that was previously accounted for using the equity method. We have also included the results of two developed surgical facilities within markets served by other surgical facilities in which we own an interest. Both of these recently opened surgical facilities are consolidated for financial reporting purposes. Management believes that it is appropriate to include the results of these surgical facilities in the same store facility information below based on the following considerations: (1) the migration of cases from the existing surgical facilities to the new surgical facilities, (2) the waiver of the restriction on ownership applicable to the owners of the existing facilities that allows certain owners of the existing facilities to own an interest in the new surgical facilities and (3) the resulting enhancement of our market position by leveraging management services and capacity.

	2008	2007	Dollar Variance	Percent Variance
Patient service revenues:
Same store revenues	$295,207	$283,019	$12,188	4.3%
Revenues from other surgical facilities	20,662	6,252	14,410	—
Total patient service revenues	315,869	289,271	26,598	9.2
Physician service revenues	6,547	5,623	924	16.4
Other service revenues	9,484	9,411	73	0.1
Total revenues	$331,900	$304,305	$27,595	9.1%

Patient service revenues at same store facilities increased 4.3% for the year ended December 31, 2008 compared to 2007, primarily as a result of our 0.9% increase in cases combined with a 3.4% increase in net revenue per case.  Our same store volume increased as a result of our continued focus on physician recruitment for both existing and new specialties as well as our efforts to develop and acquire surgical facilities within markets served by other surgical facilities in which we own an interest, thereby enhancing our overall market position.

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

Cost of Revenues.  Cost of revenues for the year ended December 31, 2008 compared to 2007 were as follows (in thousands):

	2008	2007	Dollar Variance	Percent Variance
Same store cost of revenues	$211,340	$201,245	$10,095	5.0%
Cost of revenues from other surgical facilities	14,104	5,407	8,697	—
Total cost of revenues	$225,444	$206,652	$18,792	9.1%

As a percentage of same store revenues, same store cost of revenues increased to 71.6% for the year ended December 31, 2008 compared to 71.1% for December 31, 2007.  On a per case basis, same store cost of revenues increased 4.1% to $962 in 2008 from $924 in 2007, primarily as a result of inflationary adjustments and the impact of facilities under development.  Cost of revenues from other surgical facilities increased by $8.7 million.  This increase is primarily attributable to surgical facilities acquired or developed since January 1, 2007, partially offset by surgical facilities divested in 2007 and 2008.  As a percentage of revenues, total cost of revenues remained consistent, at 67.9% for both 2008 and 2007.

General and Administrative Expense.  General and administrative expense increased to $23.9 million for the year ended December 31, 2008 from $23.7 million for the year ended December 31, 2007, excluding expenses related primarily to the accelerated vesting of stock options, restricted stock, and related payroll expense as a result of the Merger.  As a percentage of revenues, general and administrative expenses were 7.2% for 2008 and 10.5% for

2007, or 7.8% excluding expenses related primarily to the accelerated vesting of stock options, restricted stock, and related payroll expense as a result of the Merger.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2008 was $15.2 million compared to $12.7 million for the year ended December 31, 2007.  This increase is primarily attributable to depreciation expense at facilities acquired or developed since January 1, 2007.  As a percentage of revenues, depreciation and amortization expense increased to 4.6% for 2008 from 4.1% for 2007.  Same store depreciation and amortization expense increased to $13.6 million for 2008 from $12.3 million in 2007, primarily as a result of asset additions at certain facilities.

Provision for Doubtful Accounts.  Provision for doubtful accounts decreased 11.4% to $3.9 million for the year ended December 31, 2008 from $4.4 million for the year ended December 31, 2007.  As a percentage of revenues, the provision for doubtful accounts decreased to 1.2% for 2008 from 1.5% for 2007.  This decrease is primarily attributed to improved collection efforts at several of our larger facilities.  On a same store basis, the provision for doubtful accounts decreased to 1.2% of revenue for 2008 compared to 1.5% for 2007.

Income on Equity Investments.  Income on equity investments represents the net income of certain investments we have in surgical facilities.  These surgical facilities are not consolidated for financial reporting purposes.  Income on equity investments increased to $1.5 million for the year ended December 31, 2008 from $16,000 for the year ended December 31, 2007.  The increase in income on equity investments for 2008 compared to 2007 is primarily attributable to acquired facilities and developed facilities opened during 2008.

Impairment and Loss on Disposal of Long-Lived Assets.  During 2008, we recorded a loss of $550,000 related to the sale of assets at the Deland, Florida facility.  The remainder of the impairment represents the loss related to the sale of a portion of our ownership interest in certain surgical facilities to physician investors and a health care system.

Gain on Sale of Long-Lived Assets.  Gain on sale of long-lived assets for the year ended December 31, 2008 of $975,000 and for the year ended December 31, 2007 of $915,000 primarily represents the gain we recognized on the sale of a portion of our ownership in certain surgical facilities to physician investors.

Litigation Settlements, net.  In 2007 and 2008, the Office of the New York State Comptroller conducted a series of audits of claims submitted to the New York State Health Insurance Program Empire Plan for services provided on an out-of-network basis to plan members at various ambulatory surgery centers, including the surgical facility to which we provide administrative services in Lynbrook, New York. We have reached a tentative settlement on the matter and have recorded an estimated expense of $820,000 for the year ended December 31, 2008.

Merger Transaction Expenses.  During the year ended December 31, 2007, we incurred $7.5 million of costs directly attributable to the Merger.  These costs were primarily legal and accounting fees that were expensed in the period incurred.

Operating Income.  Operating income increased to $63.2 million for the year ended December 31, 2008 from $58.3 million, excluding costs related to the Merger, for the year ended December 31, 2007.  As a percentage of revenues, operating income remained consistent at 19.1% for 2008 and 2007, excluding costs related to the Merger. Operating margins on same store facilities increased to 18.8% for 2008 from 17.4% for 2007.  This increase is primarily a result of cancelling certain payor contracts in California and Missouri.

Minority Interests in Income of Consolidated Subsidiaries.  Minority interests in income of consolidated subsidiaries increased to $23.7 million for the year ended December 31, 2008 compared to $23.3 million for the year ended December 31, 2007. As a percentage of revenues, minority interests in income from consolidated subsidiaries decreased to 7.1% for 2008 from 7.7% for 2007.

Interest Expense, Net of Interest Income.  Interest expense, net of interest income, increased to $43.4 million for the year ended December 31, 2008 from $20.0 million for the year ended December 31, 2007.  Included in interest expense is an additional $2.3 million of amortization expense related to deferred financing costs.  The increase in interest expense in 2008 was primarily due to our new capital structure following the Merger.

Provision for Income Taxes.  The provision for income taxes increased to $13.3 million for the year ended December 31, 2008 from $3.2 million for the year ended December 31, 2007. Tax expense in 2008 is primarily the result of a valuation allowance of approximately $12.9 million recorded against certain federal and state net operating losses, capital losses, and other deferred tax assets.  We expect to fully utilize these net operating losses within the 20-year carry-forward period.  However, because SFAS 109 generally does not allow a company to consider more than two to three years of future taxable income when evaluating the ability to utilize net operating losses, it is unlikely that we will be able to utilize these net operating loss carry-forwards or realize the deferred tax assets within this two to three year period; therefore we have established a valuation allowance against these losses.

Loss from Continuing Operations.  Loss from continuing operations was $17.2 million for the year ended December 31, 2008 compared to a loss of $4.7 million for the year ended December 31, 2007.  The loss from continuing operations includes a valuation allowance on certain deferred tax assets of $12.9 million, and additional interest expense and amortization of deferred financing costs totaling approximately $14.2 million, net of tax.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Overview.  In 2007, our revenues increased 6.6% to $304.3 million from $285.4 million for 2006. We incurred a net loss for the year ended December 31, 2007 of $(5.4 million) compared to net income of $18.8 million for the year ended December 31, 2006. The comparability of our results with the corresponding prior year periods has been impacted by the expenses incurred in the Merger. Included in the net loss for 2007 was $13.0 million, net of tax, of Merger transaction expenses and approximately $4.7 million, net of tax, of additional interest expense as a result of the Merger and our new capital structure. Our financial results for the year ended December 31, 2007 compared to the year ended December 31, 2006 reflect the addition of three surgical facilities that we consolidate for financial reporting purposes and three surgical facilities that we developed that we do not consolidate for financial reporting purposes. The surgical facilities that we do not consolidate for financial reporting purposes are accounted for as equity investments.

We define same store facilities as those facilities that were operating throughout the respective year ended periods listed below in 2007 and 2006. For the comparison of same store facilities provided below, we have also included the results of three developed surgical facilities within markets served by other surgical facilities in which we own an interest. Two of the developed surgical facilities are consolidated for financial reporting purposes, the other is accounted for using the equity method. Management believes that it is appropriate to include the results of these surgical facilities in the same store facility information below based on the following considerations: (1) the migration of cases from the existing surgical facilities to the new surgical facilities, (2) the waiver of the restriction on ownership applicable to the owners of the existing facilities that allows certain owners of the existing facilities to own an interest in the new surgical facilities and (3) the resulting enhancement of our market position by leveraging management services and capacity.

Revenues.  Revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006 were as follows (in thousands):

	2007	2006	Dollar Variance	Percent Variance
Patient service revenues:
Same store revenues	$251,116	$254,542	$(3,426)	(1.3)%
Revenues from other surgical facilities	38,155	15,382	22,773	—
Total patient service revenues	289,271	269,924	19,347	7.2
Physician service revenues	5,623	4,525	1,098	24.3
Other service revenues	9,411	10,938	(1,527)	(14.0)
Total revenues	$304,305	$285,387	$18,918	6.6%

Patient service revenues at same store facilities decreased 1.3% for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily as a result of third-party payors adopting out-of-network fee schedules that are more comparable to our contracted rates and the impact of payor consolidation in certain markets resulting in access to contracted rates for payors with which we did not negotiate a written contract. The contracted rates are typically lower than rates paid for out-of-network services. These changes resulted in a decrease of 2.4% in net revenue per case at same store facilities, partially offset by an increase in cases of 1.1% during 2007. The remaining increase in patient service revenues is related to surgical facilities acquired or developed since January 1, 2006, partially offset by surgical facilities divested in 2007 and 2006.

Cost of Revenues.  Cost of revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006 were as follows (in thousands):

	2007	2006	Dollar Variance	Percent Variance
Same store cost of revenues	$173,955	$165,419	$8,536	5.2%
Cost of revenues from other surgical facilities	32,697	16,531	16,166	—
Total cost of revenues	$206,652	$181,950	$24,702	13.6%

The increase in same store cost of revenues was primarily the result of an increase in salary and benefit expense of $3.1 million and medical supplies of $2.5 million. Salary and benefits increased due to an increase in the number of cases performed at these surgical facilities and a $710,000 increase in compensation expense resulting from the acceleration of vesting of stock options held by employees at our surgical facilities as a result of the Merger. As a percentage of same store revenues, same store cost of revenues was 69.3% for 2007 compared to 65.0% for 2006. As a percentage of revenues, same store cost of revenues increased primarily as a result of a decrease in revenue per case as previously discussed. Cost of revenues from other surgical facilities, which primarily includes surgical facilities acquired or developed since January 1, 2006, increased by $16.2 million. As a percentage of revenues, total cost of revenues increased to 67.9% for 2007 from 63.8% for 2006.

General and Administrative Expense.  General and administrative expense increased 30.7% to $31.9 million for the year ended December 31, 2007 from $24.4 million for the year ended December 31, 2006. General and administrative expense in 2007 included $8.1 million of expenses related primarily to the accelerated vesting of stock options, restricted stock, and related payroll expense as a result of the Merger. As a percentage of revenues, general and administrative expense increased to 10.5% for 2007 from 8.6% for 2006. Excluding expenses related primarily to the accelerated vesting of stock options, restricted stock, and related payroll expense as a result of the Merger, general and administrative expense as a percentage of revenues was 7.8% in 2007. We believe that presenting general and administrative expense, as a percentage of revenues, excluding the impact of the accelerated vesting of stock options, restricted stock and related payroll expense, is useful to investors because the Merger was a one-time event making comparability of results from year to year difficult.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2007 was $12.7 million compared to $11.9 million for the year ended December 31, 2006. As a percentage of revenues, depreciation and amortization expense decreased to 4.1% for 2007 from 4.2% for 2006. Same store depreciation and amortization expense increased $991,000 in 2007 from 2006.

Provision for Doubtful Accounts.  Provision for doubtful accounts increased 10.0% to $4.4 million for the year ended December 31, 2007 from $4.0 million for the year ended December 31, 2006. As a percentage of revenues, the provision for doubtful accounts increased to 1.5% for 2007 from 1.4% for 2006. This increase is primarily attributed to the surgical facilities acquired or developed since January 1, 2006. On a same store basis, the provision for doubtful accounts decreased to 1.4% of revenue for 2007 from 1.7% for 2006.

Income on Equity Investments.  Income on equity investments represents the net income of certain investments we have in surgical facilities. These surgical facilities are not consolidated for financial reporting purposes. Income on equity investments decreased to $16,000 for the year ended December 31, 2007 from $2.4 million for the year ended December 31, 2006. The decrease in income on equity investments for 2007 compared to 2006 is primarily attributable to the surgical facilities that were under development.

Impairment and Loss on Disposal of Long-Lived Assets.  Loss on disposal of long-lived assets for the year ended December 31, 2007 primarily represents the loss related to the sale of our diagnostic center in Englewood, Colorado that was classified as discontinued operations. Impairment and loss on disposal of long-lived assets for the year ended December 31, 2006 primarily represents our divestiture of surgical facilities that we had recorded as equity investments.

Gain on Sale of Long-Lived Assets.  Gain on sale of long-lived assets for the year ended December 31, 2007 and the year ended December 31, 2006 primarily represents the gain we recognized on the sale of a portion of our ownership in certain surgical facilities to physician investors.

Proceeds from Insurance Settlement.  During the year ended December 31, 2006, we received insurance proceeds of $410,000 related to the hurricanes that temporarily closed our affected surgical facilities and interrupted the surgical facilities’ business during the third and fourth quarter of 2005. We recorded these proceeds net of related costs. In the year ended December 31, 2007, we received $161,000 representing the final insurance settlement payment.

Proceeds from Litigation Settlement.  During the year ended December 31, 2006, we were awarded a litigation settlement of $588,000 related to the construction of one of our surgical facilities. We recorded this settlement net of related costs.

Operating Income.  Operating income decreased 37.6% to $41.9 million for the year ended December 31, 2007 from $67.2 million for the year ended December 31, 2006. Operating income for 2007 included transaction costs related to the Merger totaling $16.1 million. As a percentage of revenues, operating income decreased to 13.8% for 2007 from 23.6% for 2006. Excluding transaction costs related to the Merger, operating income was 19.0% of revenue for 2007. Operating income margins declined primarily as a result of the transition from out-of-network to in-network billing in California and Missouri.

Minority Interests in Income of Consolidated Subsidiaries.  Minority interests in income of consolidated subsidiaries decreased 17.7% to $23.3 million for the year ended December 31, 2007 from $28.3 million for the year ended December 31, 2006. Minority interest in income of consolidated subsidiaries for same store facilities decreased primarily as a result of the transition from out-of-network to in-network billing in California and Missouri. As a percentage of revenues, minority interests in income from consolidated subsidiaries decreased to 7.7% for 2007 from 9.9% for 2006.

Interest Expense, Net of Interest Income.  Interest expense, net of interest income, increased to $20.0 million for the year ended December 31, 2007 from $7.1 million for the year ended December 31, 2006. Interest expense increased in 2007 primarily because of a net increase of $296.0 million of debt and additional amortization of deferred financing costs as a result of capitalizing $12.1 million of costs as a result of our new capital structure.

Provision for Income Taxes.  The provision for income taxes decreased 74.0% to $3.2 million for the year ended December 31, 2007 from $12.3 million for the year ended December 31, 2006. This decrease in the provision for income taxes was due to the decrease in income before income taxes. The effective tax rate for 2007 was (222.7%) compared to an effective tax rate of 38.5% for 2006. Our effective tax rate for 2007 was impacted by the transaction costs incurred related to the Merger.

Loss (Income) from Continuing Operations.  Loss from continuing operations was $1.5 million for the year ended December 31, 2007 compared to income from continuing operations of $31.8 million for the year ended December 31, 2006, a decrease of $33.3 million. Income from continuing operations decreased as a result of transaction costs related to the Merger of approximately $13.0 million, net of tax, an increase in interest expense of approximately $4.7 million, net of tax, the transition from out-of-network to in-network billing in California and Missouri, decreases in proceeds from insurance and litigation settlements and a decrease in income on equity investments.

Quarterly Results of Operations

The following tables present a summary of our unaudited quarterly consolidated results of operations for each of the four quarters in 2008 and 2007. The unaudited financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited consolidated financial statements and related notes. Our quarterly operating results have varied in the past, may continue to do so and are not necessarily indicative of results for any future period.

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands) (unaudited)
Consolidated Statement of Operations Data:
Revenues	$79,253	$84,361	$83,570	$84,716
Operating expenses:
Salaries and benefits	21,876	22,558	23,389	22,687
Supplies	16,153	16,850	16,919	17,640
Professional and medical fees	4,616	4,525	4,908	4,972
Rent and lease expense	5,435	5,608	5,573	5,691
Other operating expenses	6,300	6,470	6,750	6,524
Cost of revenues	54,380	56,011	57,539	57,514
General and administrative expense	6,701	5,940	6,175	5,107
Depreciation and amortization	3,516	3,706	3,947	4,006
Provision for doubtful accounts	127	1,049	1,403	1,282
Income on equity investments	(185)	(517)	(450)	(352)
Impairment and loss on disposal of long-lived assets	194	279	675	751
Gain on sale of long-lived assets	(158)	(510)	(42)	(265)
Litigation settlements, net	—	—	—	893
Total operating expenses	64,575	65,958	69,247	68,936
Operating income	14,678	18,403	14,323	15,780
Minority interests in income of consolidated subsidiaries	(5,889)	(6,956)	(5,444)	(5,368)
Interest expense, net	(10,084)	(11,120)	(11,293)	(10,929)
(Loss) income before income taxes	(1,295)	327	(2,414)	(517)
(Benefit) provision for income taxes	(428)	529	(1,053)	14,208
Loss from continuing operations	(867)	(202)	(1,361)	(14,725)
Loss on discontinued operations, net of taxes	(214)	(1,809)	(468)	(1,152)
Net loss	$(1,081)	$(2,011)	$(1,829)	$(15,877)

The following table reconciles EBITDA to net cash provided by operating activities – continuing operations:

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands) (unaudited)
EBITDA(1)	$13,485	$15,245	$13,782	$15,228
Depreciation and amortization	(3,516)	(3,706)	(3,947)	(4,006)
Non-cash (losses) gains	(36)	231	(633)	(486)
Non-cash stock option compensation expense	(1,144)	(323)	(323)	(324)
Interest expense, net	(10,084)	(11,120)	(11,293)	(10,929)
Benefit (provision) for income taxes	428	(529)	1,053	(14,208)
Loss on discontinued operations, net of taxes	(214)	(1,809)	(468)	(1,152)
Net loss	(1,081)	(2,011)	(1,829)	(15,877)
Depreciation and amortization	3,516	3,706	3,947	4,006
Amortization of deferred financing costs	1,313	2,153	519	492
Non-cash payment-in-kind interest option	2,535	2,402	4,816	—
Non-cash stock option compensation expense	1,144	323	323	324
Non-cash losses (gains)	36	(231)	633	486
Minority interests in income of consolidated subsidiaries	5,889	6,956	5,398	5,414
Deferred income taxes	(2,629)	300	(541)	16,588
Distributions to minority partners	(5,272)	(5,308)	(5,877)	(6,966)
Equity in earnings of unconsolidated affiliates, net of distributions received	(185)	434	(12)	96
Provision for doubtful accounts	127	1,049	1,403	1,282
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions
Accounts receivable	595	(2,920)	(170)	(1,041)
Other assets and liabilities	767	7,915	(2,241)	2,504
Net cash provided by operating activities – continuing operations	$6,755	$14,768	$6,369	$7,308

Other Data:
Number of consolidated surgical facilities included in continuing operations, as of the end of period(2)	64	65	65	66

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands) (unaudited)
Consolidated Statement of Operations Data:
Revenues	$77,220	$76,670	$73,074	$77,341
Operating expenses:
Salaries and benefits	20,838	20,289	21,385	21,299
Supplies	14,946	15,350	14,948	15,791
Professional and medical fees	4,699	4,703	4,724	4,462
Rent and lease expense	4,690	4,711	4,967	4,967
Other operating expenses	5,779	5,950	6,109	6,045
Cost of revenues	50,952	51,003	52,133	52,564
General and administrative expense	6,453	5,957	13,679	5,784
Depreciation and amortization	3,098	2,904	3,277	3,373
Provision for doubtful accounts	894	1,300	715	1,540
Income on equity investments	36	(236)	278	(94)
Impairment and loss on disposal of long-lived assets	16	229	94	33
Gain on sale of long-lived assets	(28)	(478)	(90)	(319)
Merger transaction expenses	—	1,262	6,499	(239)
Proceeds from insurance settlements, net	(161)	—	—	—
Total operating expenses	61,260	61,941	76,585	62,642
Operating income (loss)	15,960	14,729	(3,511)	14,699
Minority interests in income of consolidated subsidiaries	(6,733)	(6,020)	(4,490)	(6,098)
Interest expense, net	(1,967)	(1,959)	(5,964)	(10,101)
Income (loss) before income taxes	7,260	6,750	(13,965)	(1,500)
Provision (benefit) for income taxes	2,831	2,832	(2,478)	55
Income (loss) from continuing operations	4,429	3,918	(11,487)	(1,555)
(Loss) gain on discontinued operations, net of taxes	(399)	25	(170)	(163)
Net income (loss)	$4,030	$3,943	$(11,657)	$(1,718)

The following table reconciles EBITDA to net cash provided by operating activities – continuing operations:

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands) (unaudited)
EBITDA(1)	$13,162	$13,564	$10,513	$11,674
Depreciation and amortization	(3,098)	(2,904)	(3,277)	(3,373)
Non-cash (losses) gains	12	249	(4)	286
Non-cash stock option compensation expense	(849)	(938)	(8,734)	(225)
Interest expense, net	(1,967)	(1,959)	(5,964)	(10,101)
Benefit (provision) for income taxes	(2,831)	(2,832)	2,478	(55)
Merger transaction expenses	—	(1,262)	(6,499)	239
Loss (gain) on discontinued operations, net of taxes	(399)	25	(170)	(163)
Net gain (loss)	4,030	3,943	(11,657)	(1,718)
Depreciation and amortization	3,098	2,904	3,277	3,373
Amortization of deferred financing costs	—	498	382	1,314
Non-cash payment-in-kind interest option	—	—	—	—
Non-cash stock option compensation expense	849	938	8,734	225
Non-cash losses (gains)	(12)	(249)	4	(286)
Minority interests in income of consolidated subsidiaries	6,733	6,020	4,490	6,098
Deferred income taxes	2,831	435	10,400	2,188
Distributions to minority partners	(6,399)	(6,201)	(5,608)	(6,278)
Equity in earnings of unconsolidated affiliates, net of distributions received	36	619	(577)	(94)
Provision for doubtful accounts	894	1,301	715	1,539
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions
Accounts receivable	694	(2,003)	2,337	(1,284)
Other assets and liabilities	(6,404)	181	(10,858)	6,979
Net cash provided by operating activities – continuing operations	$6,350	$8,386	$1,639	$12,056

Other Data:
Number of consolidated surgical facilities included in continuing operations, as of the end of period (2)	56	54	55	58

(1)   See Item 6. “Selected Financial Data” for a discussion of our definition of EBITDA and why we present it in this Annual Report on Form 10K.

(2)   Includes surgical facilities that we manage but in which have no ownership.

Liquidity and Capital Resources

Operating Activities

                The principal source of our operating cash flows is the collection of patient receivables.  Collection efforts for patient receivables are conducted by our personnel at each facility or in centralized service offices for areas in which there are multiple facilities.  Each of our surgical facilities bill for services as performed, usually within several days following the procedure.  Bad debt reserves are established in increasing percentages by aging category based on historical collection experience. Generally, the entire balance of all accounts remaining uncollected 180 days after the date of service are written off as bad debt and sent to an outside collection agency. Net amounts received from collection agencies are recorded as recoveries of bad debts. Our operating cash flows, including changes in accounts payable and other current liabilities, are impacted by the timing of payments to our vendors. In 2008, 2007 and 2006, we did not make any significant changes to the timing of our payments to vendors.

During the year ended December 31, 2008, we generated operating cash flow from continuing operations of $35.2 million compared to $28.4 million for the year ended December 31, 2007. The $35.2 million in the year ended December 31, 2008 includes distributions to minority interest holders of $23.4 million compared to $24.5 million for the year ended December 31, 2007.  In addition, we received approximately $4.0 million of tax refunds in 2008.  During 2006, we generated operating cash flow from continuing operations of $30.9 million.

At December 31, 2008, we had working capital of $52.3 million compared to $70.6 million at December 31, 2007.  This decrease is primarily related to voluntary principal payments of $11.0 million and development related activities.  Our available cash, along with our expected future operating cash flows, is sufficient to service our current obligations.

Investing Activities

Net cash used in investing activities from continuing operations during the year ended December 31, 2008 was $32.8 million, including $15.7 million of payments related to acquisitions and $15.6 million related to purchases of property and equipment. The $15.6 million of property and equipment purchases includes $8.2 million for expansion and development related projects.  Cash used in investing activities in 2008 and 2007 was funded primarily from cash from operations and proceeds from the Merger financing.  Certain expansion and development related projects were funded using facility level third-party debt.

Summary of Acquisitions

•                  We acquired incremental ownership in each of our two surgical facilities located in Beverly Hills, California for an aggregate of $2.5 million. We also acquired an incremental ownership in our surgical facility located in Encino, California for $2.0 million.

•                  We acquired ownership in five surgical facilities specializing in spine, orthopedic and pain management procedures located in Boulder, Colorado; Honolulu, Hawaii; Bristol and Nashville, Tennessee; and Seattle, Washington for an aggregate of $5.8 million plus the assumption of $4.7 million in debt.

•                  We acquired additional management rights and an incremental ownership in one of our existing surgical facilities located in Arcadia, California for an aggregate purchase price of $304,000. We also acquired an incremental ownership and additional management rights in our surgical facility located in Irvine, California for $3.1 million.

•                  In a separate transaction, we acquired an additional incremental ownership in our surgical facility located in Irvine, California for an aggregate of $5.1 million.  Through this acquisition we obtained a controlling interest in this facility.  We began consolidating this facility for financial reporting purposes.

•                  Throughout the year ended December 31, 2008, we completed various immaterial facility-level buy ups for an approximate aggregate of $727,000.

Cash used in acquisition related investing activity is net of cash acquired as a result of consolidation, as well as cash received from the sale of ownership interests.  During 2008, we acquired $1.6 million of cash through acquisitions which were consolidated for financial reporting purposes.  We received cash of $2.2 million related to the sale of ownership interests during 2008.

Net cash used in investing activities from continuing operations during the year ended December 31, 2007 was $38.8 million, including $24.8 million of payments related to acquisitions and $14.6 million related to purchases of property and equipment.  The $14.6 million of property and equipment purchases includes construction projects at several of our surgical facilities.

Net cash used in investing activities from continuing operations during the year ended December 31, 2006 was $64.5 million, including $47.1 million of payments related to acquisitions and $14.2 million related to purchases of property and equipment. The $14.2 million of property and equipment purchases includes construction projects at several of our surgical facilities, costs associated with moving one of our surgical facilities to a replacement facility and costs associated with converting another surgical facility from a single-specialty facility to a multi-specialty facility.

Financing Activities

Net cash used in financing activities from continuing operations during the year ended December 31, 2008 was $8.3 million. During 2008, we made scheduled principal payments on our senior secured credit facility totaling $2.5 million and voluntary principal payments of $11.0 million. Also during 2008, we elected to exercise the PIK option by increasing the principal amount in lieu of making scheduled interest payments of $4.9 million on our

Toggle Notes, as well as $4.9 million on our retired bridge facility.  Additionally, we incurred $4.7 million of deferred finance cost related to the issuance of the Toggle Notes.

Our net cash provided by financing activities from continuing operations during the year ended December 31, 2007 was $27.0 million.  On August 23, 2007, we completed the Merger and Holdings received net proceeds on the issuance of common stock totaling $239.1 million and $425.0 million in proceeds from borrowings under our new senior secured credit and bridge loan credit facilities.  We paid a sponsor fee of $7.0 million upon completion of the Merger on August 23, 2007 to Crestview and The Northwestern Mutual Life Insurance Company.  This payment is presented in the statement of cash flows as a reduction to the net proceeds received from the sale of common stock.  We paid $490.5 million to our stockholders to retire all of the outstanding stock and options and repaid $129.0 million representing the outstanding principal balance as of August 23, 2007 of our former credit facility.  We also paid approximately $7.5 million in Merger transaction expenses.  During 2007, we made principal payment on debt totaling $163.0 million and received proceeds from debt totaling $458.6 million.

Our net cash provided by financing activities from continuing operations during the year ended December 31, 2006 was $32.4 million, primarily related to $85.6 million of proceeds from borrowings under our former credit facility. The proceeds from our borrowing were partially offset by $54.7 million of principal payments on long-term debt under our senior credit facility.

Long-Term Debt

The Company’s long-term debt is summarized as follows (in thousands):

	December 31,
	2008	2007
Senior secured credit facility	$235,875	$249,375
Senior PIK toggle notes	184,635	—
Bridge facility	—	175,000
Notes payable to banks	24,030	8,817
Secured term loans	3,213	504
Capital lease obligations	5,064	3,258
	452,817	436,954
Less current maturities	(12,205)	(8,029)
	$440,612	$428,925

Senior Secured Credit Facility

On August 23, 2007, in conjunction with the Merger, we entered into a new $350.0 million senior secured credit facility with a syndicate of banks. The senior secured credit facility extends credit in the form of two term loans of $125.0 million each (the first, the “Tranche A Term Loan” and the second, the “Tranche B Term Loan”) and a $100.0 million revolving, swingline and letter of credit facility (the “Revolving Facility”). The swingline facility is limited to $10.0 million and the swingline loans are available on a same-day basis. The letter of credit facility is limited to $10.0 million. We are the borrower under the senior secured credit facility, and all of our wholly-owned subsidiaries are guarantors. Under the terms of the senior secured credit facility, entities that become wholly-owned subsidiaries must also guarantee the debt.

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

The senior secured credit facility permits us to declare and pay dividends only in additional shares of stock, except for the following exceptions. Restricted subsidiaries, as defined in the credit agreement, may declare and pay dividends ratably with respect to their capital stock. We may declare and pay cash dividends or make other distributions to Holdings provided the proceeds are used by Holdings to (i) purchase or redeem equity interest of Holdings acquired by former or current employees, consultants or directors of Holdings, the Company or any restricted subsidiary or (ii) pay principal or interest on promissory notes that were issued in lieu of cash payments for the repurchase or redemption of such equity instruments, provided that the aggregate amount of such dividends or other distributions shall not exceed $3.0 million in any fiscal year. Any unused amounts that are permitted to be paid under this provision are available to be carried over to subsequent fiscal years provided that certain conditions are met. We may also make payments to Holdings to pay franchise taxes and other fees required to maintain its corporate existence provided such payments do not exceed $3.0 million in any calendar year and also make payments in the amount necessary to enable Holdings to pay income taxes directly attributable to the operations of the Company and to make $1.0 million in annual advisory and management agreement payments. We may also make additional payments to Holdings in the aggregate amount of $5.0 million throughout the term of the senior secured credit facility.

As of December 31, 2008, the amount outstanding under the senior secured credit facility was $235.9 million with an interest rate on the borrowings of 3.7%. The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used. We pay this fee quarterly. As of December 31, 2008, the amount available under the Revolving Facility was $100.0 million. In addition, we made voluntary principal payments of $11.0 million under our senior secured credit facility during 2008.

Interest Rate Swap

In October 2007, we entered into an interest rate swap agreement to protect against certain interest rate fluctuations of the LIBOR rate on $150.0 million of our variable rate debt under the senior secured credit facility. The effective date of the interest rate swap was October 31, 2007, and it is scheduled to expire on October 31, 2010. The interest rate swap effectively fixes our LIBOR interest rate on the $150.0 million of variable debt at a rate of 4.7%. We have recognized the fair value of the interest rate swap as a long-term liability of approximately $7.0 million at December 31, 2008.  Due to the significant changes in LIBOR rates, we elected an interest term for the January 2009 interest election period under the terms of the debt agreement which differs from that of the swap instrument.  We expect to realize a significant cash savings from the reduced interest due during this interest period.  As a result, we have discontinued hedge accounting treatment for our interest rate swap as of December 31, 2008.  In January 2009, we began recognizing a ratable portion of the $7.0 million in accumulated other comprehensive income as additional interest expense over the remaining life of the swap instrument.  Also beginning in January 2009, we began recording into earnings the mark-to-market adjustment to reflect the fair value of the hedging instrument.

Senior PIK Toggle Notes

On June 3, 2008, we completed a private offering of $179.9 million aggregate principal amount of the 11.00%/11.75% Senior PIK Toggle Notes due 2015.  Interest on the Toggle Notes is due February 23 and August 23 of each year.  The Toggle Notes will mature on August 23, 2015.  For any interest period through August 23, 2011, we may elect to pay interest on the Toggle Notes (i) in cash, (ii) in kind, by increasing the principal amount of the notes or issuing new notes for the entire amount of the interest payment or (iii) by paying interest on 50% of the principal amount of the Toggle Notes in cash and 50% in PIK interest.  Cash interest on the Toggle Notes will accrue at the rate of 11.0% per annum.  PIK interest on the Toggle Notes will accrue at the rate of 11.75% per annum.  The proceeds from the issuance of the Toggle Notes were used exclusively to repay the bridge facility.  We elect to pay cash interest or to exercise the PIK option in advance of the interest period.  Upon issuance of the Toggle Notes, we elected to exercise the PIK option by increasing the principal amount of the Toggle Notes in lieu of making scheduled interest payments of $4.7 million for the interest period through August 23, 2008.  On August

23, 2008, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments of $10.8 million for the interest period from August 23, 2008 to February 23, 2009.

The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit our ability and the ability of the subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates.

As part of the private offering of Toggle Notes, we entered into a registration rights agreement with the initial purchasers in the private offering in which we agreed, among other things, to file a registration statement within 180 days of the issuance of the notes. On September 25, 2008, we filed a registration statement under the Securities Act of 1933, as amended, to register $184.6 million aggregate principal amount of Toggle Notes as well as the guarantee of each wholly owned subsidiary of the Company.  On November 12, 2008, we filed an amendment to the registration statement to, among other things, register an additional $75.4 million aggregate principal amount of Toggle Notes issuable if we elect to make payments of additional interest in kind by increasing the principal amount of the existing notes or issuing additional notes.  Pursuant to the registration statement, we exchanged the outstanding Toggle Notes for new 11.00%/11.75% Toggle Notes due 2015 with an aggregate principal amount of $184.6 million registered under the Securities Act of 1933, as amended.  The newly issued Toggle Notes represent the same debt as the notes that were exchanged, and we issued the Toggle Notes under the same indenture that governed the initial notes.

At December 31, 2008, we were in compliance with all material covenants required by each of the senior secured credit facility and the indenture.

Bridge Facility

We entered into an interim $175.0 million bridge loan credit agreement on August 23, 2007.  The loan was to mature on August 23, 2008 and bear interest at the bank’s base rate plus a margin of 3.0% or the Eurodollar rate plus an initial margin of 4.0%.  The margin increased by 0.5% per annum at the end of the interest period ending February 23, 2008.  All of our wholly-owned subsidiaries were guarantors of the bridge facility.  During the first six months of 2008, prior to the retirement of the bridge facility, we elected to increase the principal amount of the bridge facility in lieu of making scheduled interest payments of $4.9 million.  As a result of this election, the interest rate increased by 75 basis points for those interest periods.  On June 3, 2008, we repaid the $179.9 million bridge facility with proceeds from the sale of the Toggle Notes.

Notes Payable to Banks

Certain of our subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The outstanding balance of this indebtedness as of December 31, 2008 and December 31, 2007 was $24.0 million and $8.8 million.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. We have guaranteed substantially all of this debt.

Capital Lease Obligations

We are liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at December 31, 2008 and December 31, 2007 was $5.1 million and $3.3 million, respectively.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations by period as of December 31, 2008 on a historical basis (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Long-term debt	$447,753	$13,233	$43,336	$93,537	$297,647
Capital lease obligations	5,064	1,862	2,084	1,118	—
Operating lease obligations	117,475	18,524	34,829	26,188	37,934
Total	$570,292	$33,619	$80,249	$120,843	$335,581

Inflation

Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred.  Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  SFAS No. 141(R) will apply to all of our acquisitions closed on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB No. 51”) to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Additionally, SFAS No. 160 changes the method by which the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.

SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary, including a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent.  SFAS No. 160 does not change ARB No. 51’s provisions related to consolidation purposes or consolidation policy, or the requirement that a parent consolidate all entities in which it has a controlling financial interest.  SFAS No. 160 does, however, amend certain of ARB No. 51’s consolidation procedures to make them consistent with the requirements of SFAS No. 141(R) as well as to provide definitions for certain terms and to clarify some terminology.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.  SFAS No. 160 will apply to our minority interests beginning on January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of FSP 142-3 is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) “Business Combinations”, and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The adoption of FSP 142-3 is not expected to have a material impact on our consolidated results of operations or financial position.

In November 2008, the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations  (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of EITF 08-6 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At December 31, 2008, $235.9 million of our total long-term debt was subject to variable rates of interest, while the remaining $216.9 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $1.6 million. The fair value of our total long-term debt, based on quoted market prices as of December 31, 2008 is approximately $247.7 million.

Item 8.  Financial Statements and Supplementary Data

Information with respect to this Item is contained in our consolidated financial statements beginning with the Index on page F-1 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A(T). Controls and Procedures

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

                        Management has assessed the effectiveness of our internal control over financial reporting using the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

                        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financing reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

 (c)       Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following list identifies the name, age and position(s) of our executive officers, key employees and directors:

Name	Age	Position
Richard E. Francis, Jr.	55	Chairman of the Board, Chief Executive Officer and Director
Clifford G. Adlerz	55	President, Chief Operating Officer and Director
Teresa F. Sparks	40	Senior Vice President of Finance, Chief Financial Officer
Kenneth C. Mitchell	59	Senior Vice President of Mergers and Acquisitions
R. Dale Kennedy	61	Senior Vice President of Management Services and Secretary
George M. Goodwin	48	Senior Vice President and Chief Development Officer
Thomas S. Murphy, Jr.	49	Director
Robert V. Delaney	51	Director
Quentin Chu	32	Director
Kurt E. Bolin	50	Director

Each director shall hold office until a successor is elected or until the directors death or resignation.

Richard E. Francis, Jr. has served as the Chairman of the Board since May 2002 and as Chief Executive Officer and a director since 1996. Mr. Francis also served as President from 1996 to May 2002. Mr. Francis served from 1992 to 1995 as Senior Vice President, Development of HealthTrust, Inc. From 1990 to 1992, Mr. Francis served as Regional Vice President, Southern Region for HealthTrust, where he oversaw operations of 11 hospitals.

Clifford G. Adlerz has served as President since May 2002 and as Chief Operating Officer and a director since 1996. Mr. Adlerz also served as Secretary from 1996 to May 2002. Mr. Adlerz served as Regional Vice President, Midsouth Region for HealthTrust, Inc. from 1992 until its merger with HCA Inc. in May 1995, at which time he became Division Vice President of HCA and served in that position until September 1995. Mr. Adlerz served as Chief Executive Officer of South Bay Hospital in Sun City, Florida from 1987 to 1992.

Teresa F. Sparks has served as Chief Financial Officer and Senior Vice President of Finance since August 2007. Ms. Sparks served as Corporate Controller of Symbion, Inc. since the Company’s inception  in 1996 to August 2007 and was named Vice President in December 2002. Previously, she served as Assistant Controller for HealthWise of America, Inc., a managed care organization. Prior to joining HealthWise of America, Ms. Sparks was a senior healthcare auditor for Deloitte & Touche LLP, Nashville, Tennessee.

Kenneth C. Mitchell has served as Senior Vice President of Mergers and Acquisitions since August 2007. Mr. Mitchell served as Vice President of Finance from 1996 to December 2002 and as Chief Financial Officer from May 2002 to August 2007. Mr. Mitchell served as Chief Financial Officer of American HealthMark, Inc. from 1989 to 1995 and as Vice President—Controller for HCA Management Company Inc. from 1988 to 1989. Prior to that time, Mr. Mitchell served as Assistant Vice President-Development and Regional Controller for HCA Management Company Inc.

R. Dale Kennedy has served as Secretary since May 2002 and Senior Vice President of Management Services since December 2002. Mr. Kennedy served as Vice President of Management Services from 1996 to December 2002. Mr. Kennedy served as Chief Operations Officer for IPN Network, LLC, a company that managed the business office functions of health care entities, from 1991 until 1995. Prior to that time, Mr. Kennedy served in regional financial roles for HealthTrust, Inc. and HCA Inc.

George M. Goodwin has served as Senior Vice President and Chief Development Officer since September 2007 having previously served as Vice President, Mergers and Acquisitions. Prior to joining us in 1998, Mr. Goodwin served as President and Chief Executive Officer for American Pathology Resources, Inc., a single specialty physician practice management company. Prior to assuming this position, Mr. Goodwin managed the homecare operations for the Tennessee Division of HCA consisting of 22 hospitals in Tennessee and Kentucky.

Thomas S. Murphy, Jr. co-founded Crestview Partners in 2004 and has served as a director of the Company since August 2007. He retired from Goldman, Sachs & Co. in 2003 where he was a Partner/Managing Director. Mr. Murphy spent sixteen years in the Investment Banking Division of Goldman, Sachs & Co. While at Goldman, Sachs & Co., Mr. Murphy had extensive experience with acquisitions, divestitures, recapitalizations, initial public offerings, bank and high yield financings and private equity investments. In addition to his charitable activities, Mr. Murphy serves on the Board of Directors of FBR Capital Markets Co. and Key Safety Systems, Inc.

Robert V. Delaney joined Crestview as a partner in 2007 and has served as a director of the Company since October 2007. He retired from Goldman, Sachs & Co. in 2003 where he served in a variety of leadership positions including head of the Principal Investment Area in Asia, head of the Principal Investment Area in Japan and head of the Leveraged Finance Group. Mr. Delaney has extensive experience in high yield debt, leveraged loans, restructuring, mergers and acquisitions and principal investing.

Quentin Chu is a Principal at Crestview Partners and has been with the firm since July 2005, after graduating from Harvard Business School. Mr. Chu has served as a director of the Company since August 2007.  Prior to attending business school, Mr. Chu was an associate at The Carlyle Group, where he evaluated and executed transactions in the health care industry, including pharmaceuticals, medical devices, facility-based providers, managed care and outsourcing. Prior to joining Carlyle, Mr. Chu was an analyst in the health care investment banking team at Goldman, Sachs & Co., where he completed a range of M&A and financing assignments for both early stage and Fortune 500 companies.

Kurt E. Bolin is a Principal of Stone Point Capital LLC and has been with the firm since 1997. Mr. Bolin has served as a director of the Company since August 2007.  Prior to joining Stone Point Capital, Mr. Bolin was with GE Capital, Inc., where he held various private equity positions from 1986 to 1997, most recently as Managing Director of the Equity Capital Group. In addition to private equity investing, Mr. Bolin’s activities at GE Capital, Inc. included leading the acquisitions of various insurance companies. Mr. Bolin is also a director of Edgewood Partners Holdings, LLC, GENEX Services, Inc., Stone River Holdings, Inc. and Wilton Re Holdings Limited.

Board Structure and Compensation

Our board is currently composed of 6 members. We do not currently pay our directors any fees.

Audit Committee Financial Expert

Our Audit and Compliance Committee is composed of Quentin Chu and Kurt Bolin.  In light of our status as a closely held company and the absence of a public trading market for our common stock, our Board has not designated any member of the Audit and Compliance Committee as an “audit committee financial expert.”

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics.  Copies of the Code of Business Conduct and Ethics may be obtained, free of charge, by writing to the Secretary of the Company at: Symbion, Inc., 40 Burton Hills Boulevard, Suite 500, Nashville, Tennessee 37215.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Symbion is a wholly-owned subsidiary of Symbion Holdings Corporation. The same individuals serve on both Holding’s Board of Directors and our Board of Directors. Senior management is employed by us but has acquired and is eligible to receive equity awards in Holdings.

The Compensation Committee of our Board of Directors is responsible for establishing and administering executive compensation policies and programs within the framework of the committee’s compensation philosophy. Our current Compensation Committee was established by Holdings in February 2008.  Our board served as the compensation committee between the consummation of the Merger on August 23, 2007 and the appointment of the committee in February 2008.

 Our executive compensation policies are designed to complement and contribute to the achievement of our business objectives. The Compensation Committee’s general philosophy is that executive compensation should:

•                  Link compensation paid to executives to corporate and individual performance;

•                  Provide incentive opportunities that will motivate executives to achieve our long-term objectives;

•                  Be competitive within our industry and community and responsive to the needs of our executives;

•                  Attract, retain, motivate and reward individuals of the highest quality in the industry with the experience, skills and integrity necessary to promote our success; and

•                  Comply with all applicable laws, and be appropriate in light of reasonable and sensible standards of good corporate governance.

The elements of our executive compensation program include (i) base salary, (ii) annual cash bonus or non-equity incentive compensation, (iii) equity-based compensation, and (iv) other benefits such as participation in our 401(k) plan and the Supplemental Executive Retirement Plan (the “SERP”). Executive officers also receive benefits that our other employees receive including medical, life and disability insurance.

Compensation Process

The Compensation Committee approves salaries and other compensation for our executive officers. The Compensation Committee also reviews and approves, in advance, employment and similar arrangements or payments to be made to any executive officer.  For purposes of this discussion, the Named Executive Officers, or NEOs, are the individuals included in the Summary Compensation Table on page 73 of this filing.  Salaries and other compensation for all other officers and employees are determined by management in accordance with our compensation policies and plans.

Prior to the Merger, our compensation procedures were similar to those of other similarly situated companies. Our former Compensation Committee retained an independent compensation consultant for advice with respect to specific compensation decisions.  During 2008, our current Compensation Committee generally continued the levels of compensation that were in place at the time of the Merger with adjustments it has deemed appropriate. Our Compensation Committee has not otherwise utilized the services of a consulting firm in connection with compensation decisions it has made after the Merger.

The Compensation Committee relies on the input of our Chief Executive Officer concerning the performance of our executive officers in making its compensation decisions; however, the Chief Executive Officer is not present during the deliberation and voting by the Compensation Committee on compensation for the Chief Executive Officer. Additionally, the Compensation Committee may delegate to the Chief Executive Officer the authority to make, within the framework of the Compensation Committee’s philosophy or objectives that it has adopted from time to time, compensation decisions with respect to our non-executive employees.

Components of Executive Compensation

Base Salaries

The Compensation Committee reviews the base salaries of our executive officers on an annual basis. Salaries are determined based on a subjective assessment of the nature and responsibilities of the position involved, our performance and the performance of the particular officer, and the officer’s experience and tenure with us. As with other elements of compensation, the Compensation Committee compares base salary with base salaries paid to persons with similar positions in similar companies.  As of February 2008, base salaries for 2008 for our Named Executive Officers were as follows: $463,500 for Mr. Francis, $334,750 for Mr. Adlerz, $219,078 for Ms. Sparks, $219,078 for Mr. Mitchell, and $207,930 for Mr. Kennedy.  Messrs. Francis and Adlerz were entitled to increases in salary effective January 1, 2008, to $525,000 and $375,000, respectively, under the terms of their employment agreements but elected to delay implementing this increase to their base salary for 2008. Messrs. Francis and Adlerz received the 3% cost of living salary increase that all other employees received in 2008.

Non-Equity Incentive Compensation

Non-equity incentive compensation is intended to motivate executive officers to achieve pre-determined financial or other goals appropriate to each executive officer’s area of responsibility set by the Compensation Committee, consistent with our overall business strategies.

In February 2008, the Compensation Committee established the 2008 Corporate Key Management Incentive Plan for key management employees, including our executive officers.  The 2008 plan provides for a cash bonus equal to a percentage of base salary upon achievement of financial indicators selected by our Compensation Committee, including achievement of applicable budgeted EBITDA, development and division performance targets. The amount paid under the plan depends on the level of achievement. For Messrs. Francis and Adlerz, the target bonus was 100% of base salary upon achievement of financial indicators.  For our other Named Executive Officers, the potential bonus payments for 2008 ranged from 45% to 50% of base salary.  With respect to the Named Executive Officers, bonuses paid for 2008 performance under this plan are as follows:  $231,750 for Mr. Francis, $167,375 for Mr. Adlerz, $54,769 for Ms. Sparks, and $64,978 for Mr. Kennedy. Although the Compensation Committee determined that the performance targets under the plan for Mr. Mitchell had not been achieved, the committee in its sole discretion awarded Mr. Mitchell a bonus of $28,017 for 2008. See “Executive Compensation — Grants of Plan-Based Awards” for additional information on these awards.

In March 2009, the Compensation Committee established the 2009 Corporate Key Management Incentive Plan for key management employees, including our executive officers.  The 2009 plan provides for a cash bonus equal to a percentage of base salary upon achievement of financial indicators selected by our Compensation Committee, including achievement of applicable budgeted EBITDA, development and division performance targets.  The amount paid under the plan depends on the level of achievement.  For Messrs. Francis and Adlerz, the target bonus is 100% of base salary upon achievement of financial indicators.  For our other Named Executive Officers, the potential bonus payments for 2009 range from 45% to 50% of base salary. The 2009 plan also provides for an additional cash bonus in the event that EBITDA for 2009 exceeds budgeted EBITDA. The potential additional bonus payments for the Named Executive Officers for 2009 range up to a maximum of 68% to 152% of base salary.

Equity-Based Compensation

Equity-based compensation is intended to align the financial interests of our executive officers with those of our stockholders. The Compensation Committee believes that equity awards give our executives a stake in our long-term performance and align senior management with our achievement of longer-term financial objectives that enhance stockholder value.  The Compensation Committee considers the available number of shares, but has no fixed formula for determining the awards to be granted.

Holdings maintains the 2007 Equity Incentive Plan, which permits grants of stock options and other equity-based awards.  On August 31, 2007, the Compensation Committee made an initial award of options to purchase Holdings common stock under this plan to our executive officers and certain other employees.  The exercise price of the options equaled the fair market value of Holdings common stock on the date of the grant.  The options contain both time and performance based vesting components.

Vesting of the time vesting portion of the award is accelerated in the event of a change in control. Vesting of performance vesting options is accelerated if certain conditions are satisfied in connection with a liquidity event.  See “Executive Compensation — Potential Payments Upon Termination or Change in Control — Other Effects of Termination of Employment or Change in Control.”

In 2008, options to purchase 87,386 shares of Holdings common stock were granted to employees under the 2007 Equity Incentive Plan.  No options or other equity-based awards, however, were granted to our Named Executive Officers in 2008.

Other Benefits

In January 2005, our former Compensation Committee adopted the SERP. The SERP is a nonqualified deferred compensation program for officers and other key employees designated by the Compensation Committee. The SERP is designed and administered in accordance with the requirements of the Internal Revenue Code to defer the taxation on compensation earned by participating employees. Participating employees can elect to defer up to 25% of their base salary and up to 50% of their year-end bonus. For employees who defer at least 2% of their base salary, we will contribute 2% of the employee’s base salary to the SERP. The Compensation Committee in its discretion may make additional contributions based on achievement of performance goals or other company objectives. Employee contributions pursuant to the SERP are 100% vested at all times. Company contributions vest one year after contribution, and immediately upon death, disability or change in control of the Company. Participating employees direct the investment of their accounts in mutual funds or other appropriate investment media that we select. Assets invested pursuant to the SERP are designated for paying SERP benefits but are the property of Symbion and are subject to the claims of our creditors.

The Named Executive Officers are also eligible to participate in our 401(k) plan. The 401(k) plan allows employees to contribute up to the limits imposed by the Internal Revenue Code. Pursuant to the 401(k) plan, we can make a discretionary matching contribution to the plan on behalf of each employee. Typically, our match of employee contributions has been equal to 25% of the first 6% of an employee’s base salary contributed to the plan.

Perquisites

We provide our executive officers with perquisites that we believe are reasonable, competitive and consistent with our overall executive compensation program and that are generally available to our other employees. These perquisites include medical, life and disability insurance.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued for the last three years with respect to our Named Executive Officers — the Chief Executive Officer, the Chief Financial Officer and our three other most highly compensated executive officers:

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Richard E. Francis, Jr.	2008	$463,500	$—	—	—	$231,750	$14,193	$709,443
Chairman of the Board	2007	450,000	—	641,404	1,691,893	—	14,131	2,797,428
and Chief Executive Officer	2006	377,640	112,557	152,233	829,353	—	30,588	1,502,371

Clifford G. Adlerz	2008	334,750	—	—	—	167,375	11,414	513,539
President and Chief	2007	325,000	—	422,921	1,119,318	—	11,228	1,878,467
Operating Officer	2006	288,648	86,032	95,146	575,487	—	24,205	1,069,518

Teresa F. Sparks (4)
Senior Vice President of
Finance and Chief	2008	219,078	—	—	—	54,769	8,325	282,172
Financial Officer	2007	195,674	—	84,000	260,896	—	7,666	548,236

Kenneth C. Mitchell
Senior Vice President of
Mergers and Acquisitions	2008	219,078	28,017	—	—	—	8,636	255,731
and former Chief Financial	2007	212,697	—	205,313	511,756	—	8,326	938,092
Officer	2006	206,502	27,697	57,087	256,884	—	20,043	568,213

R. Dale Kennedy
Senior Vice President of	2008	207,930	—	—	—	64,978	8,368	281,276
Management Services and	2007	201,874	—	151,800	366,940	—	8,330	728,944
Secretary	2006	195,994	20,446	38,058	169,156	—	19,486	443,140

(1)          We account for the cost of stock-based compensation awarded under the Symbion Long Term Incentive Plan and the Holdings 2007 Equity Incentive Plan in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment (“SFAS 123R”), under which the cost of equity awards to employees is measured by the fair value of the awards on their grant date and is recognized over the vesting periods of the awards, whether or not the awards had any intrinsic value during that period. Amounts shown in the table above reflect the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R of awards granted under the Long Term Incentive Plan and the 2007 Equity Incentive Plan and thus may include amounts from awards granted in prior years.  However, because all awards under the Long Term Incentive Plan were vested and the plan was cancelled in connection with the Merger, amounts shown for 2008 reflect only amounts recognized under the 2007 Equity Incentive Plan. The value of all Long Term Incentive Plan awards was based on the closing market price of our common stock on the date of grant. The 2007 Equity Incentive Plan awards were based on the value of $10 per share, the same as the value on the date of the Merger, which was determined to be the market value of our common stock based on general valuation principles.  No forfeitures occurred with respect to our Named Executive Officers during 2006, 2007 or 2008.

(2)          Represents awards under the 2008 Corporate Key Management Incentive Plan.  See “Grants of Plan-Based Awards” below for additional information on these awards.

(3)          Represents:

(a)          Company contributions to the Supplemental Executive Retirement Plan for Mr. Francis of $22,658 for 2006, $9,001 for 2007 and $9,270 for 2008; Mr. Adlerz of $17,319 for 2006, $6,500 for 2007 and $6,695 for 2008; Ms. Sparks of $3,914 for 2007 and $4,382 for 2008; Mr. Mitchell of $12,390 for 2006, $4,255 for 2007 and $4,382 for 2008; and Mr. Kennedy of $11,760 for 2006, $4,038 for 2007 and $4,159 for 2008;;

(b)         Company contributions to the 401(k) plan for Mr. Francis of $3,750 for 2006, $3,375 for 2007 and $3,375 for 2008; Mr. Adlerz of $3,750 for 2006, $3,375 for 2007 and $3,375 for 2008; Ms. Sparks of $3,034 for 2007 and $3,064 for 2008; Mr. Mitchell of $3,322 for 2006, $3,375 for 2007 and $3,375 for 2008; and Mr. Kennedy of $3,611 for 2006, $3,375 for 2007 and $3,375 for 2008;

(c)          Premiums we paid for term life insurance on behalf of each Named Executive Officer of $4,180 for 2006, $1,755 for 2007 and $1,548 for 2008 for Mr. Francis; $3,136 for 2006, $1,353 for 2007 and $1,344 for 2008 for Mr. Adlerz; $718 for 2007 and $879 for 2008 for Ms. Sparks; $4,331 for 2006, $969 for 2007 and $879 for 2008 for Mr. Mitchell; and $4,115 for 2006, $917 for 2007 and $834 for 2008 for Mr. Kennedy.

(4)          Ms. Sparks was appointed Senior Vice President of Finance and Chief Financial Officer effective August 23, 2007.  She replaced Mr. Mitchell on that date.

Grants of Plan-Based Awards

The following table provides information regarding non-equity incentive awards granted during 2008 to our Named Executive Officers under the 2008 Corporate Key Management Incentive Plan:

	Estimated Payouts Under Non-Equity Incentive Plan Awards(3)
	Threshold(1)	Target(2)	Maximum
Richard E. Francis, Jr.	$231,750	$463,500	$463,500
Clifford G. Adlerz	167,375	334,750	334,750
Teresa F. Sparks	54,769	109,539	109,539
Kenneth C. Mitchell (4)	49,293	98,585	98,585
R. Dale Kennedy	51,983	103,965	103,965

(1)          Threshold is based upon minimum level of bonus payout assuming base level of performance is achieved. If base level is not reached, no bonus would be paid under the plan.

(2)          Target is based upon the expectation of the potential payout of non-equity incentive awards when the incentive plan was established.

(3)          Actual awards made under the plan for performance in 2008 are included in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation”.

(4)          The Compensation Committee awarded Mr. Mitchell a discretionary bonus outside of the 2008 Corporate Key Management Incentive Plan that was lower than the threshold amount under the plan.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information with respect to the Named Executive Officers regarding outstanding equity awards as of December 31, 2008:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)		Number of Securities Underlying Unexercised Options (#) (Unexercisable)		Option Exercise Price ($)	Option Expiration Date
Richard E. Francis, Jr.	135,162	(1)	—		$1.50	5/16/12
	76,119	(1)	—		$1.50	12/10/13
	24,941	(1)	—		$1.50	12/10/14
	29,082	(1)	—		$1.50	1/05/15
	21,098	(1)	—		$1.50	1/18/14
	172,120	(2)	720,377	(2)	$10.00	8/31/17

Clifford G. Adlerz	108,128	(1)	—		$1.50	5/16/12
	60,505	(1)	—		$1.50	12/10/13
	15,588	(1)	—		$1.50	12/10/14
	18,176	(1)	—		$1.50	1/05/15
	15,171	(1)	—		$1.50	1/18/14
	114,747	(3)	490,883	(3)	$10.00	8/31/17

Teresa F. Sparks	1,729	(1)	—		$1.50	12/10/13
	6,361	(1)	—		$1.50	1/05/15
	2,982	(1)	—		$1.50	1/18/14
	20,608	(4)	114,328	(4)	$10.00	8/31/17

Kenneth C. Mitchell	9,352	(1)	—		$1.50	12/10/14
	10,905	(1)	—		$1.50	1/05/15
	4,741	(1)	—		$1.50	1/18/14
	20,608	(4)	114,328	(4)	$10.00	8/31/17

R. Dale Kennedy	9,066	(1)	—		$1.50	5/16/12
	20,608	(4)	114,328	(4)	$10.00	8/31/17

(1)          Options to purchase Holdings common stock that were received by the Named Executive Officers in exchange for Symbion options that were rolled over in connection with the Merger.

(2)          Effective August 31, 2007, Mr. Francis received a grant of options to purchase 892,497 shares of Holdings common stock, including 430,302 time vesting options and 462,195 performance vesting options. The time vesting options vest 20% per year on December 31 beginning December 31, 2007. Performance vesting options vest upon a liquidity event based on the extent to which an internal rate of return (“IRR”) is achieved by Crestview.

(3)          Effective August 31, 2007, Mr. Adlerz received a grant of options to purchase 605,630 shares of Holdings common stock, including 286,868 time vesting options and 318,762 performance vesting options. The time vesting options vest 20% per year on December 31 beginning December 31, 2007. Performance vesting options vest upon a liquidity event based on the extent to which an indicated IRR is achieved by Crestview.

(4)          Effective August 31, 2007, the Named Executive Officer received a grant of options to purchase 134,936 shares of Holdings common stock, including 51,521 time vesting options and 83,415 performance vesting options. The time vesting options vest 20% per year on December 31 beginning December 31, 2007.Performance vesting options vest upon a liquidity event based on the extent to which an indicated IRR is achieved by Crestview.

Option Exercises and Stock Vested

During 2008, the Named Executive Officers did not exercise any stock options.  In addition, no restricted stock or similar awards were outstanding during 2008.

Nonqualified Deferred Compensation

The following table shows the activity during 2008 and the aggregate balances held by each of the Named Executive Officers at December 31, 2008 under our SERP:

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year(1)	Aggregate Earnings (Losses)in Last Fiscal Year	Aggregate Balance at Last Fiscal Year End
Richard E. Francis, Jr.	$12,512	$9,270	$(64,432)	$86,768
Clifford G. Adlerz	6,695	6,695	(17,438)	51,166
Teresa F. Sparks	25,150	4,382	(27,421)	50,010
Kenneth C. Mitchell	4,382	4,382	(23,192)	37,430
R. Dale Kennedy	9,405	4,159	(23,590)	30,388

(1)          Amounts in this column are also reported in the “All Other Compensation” column of the Summary Compensation Table.

See “Compensation Discussion and Analysis — Components of Executive Compensation — Other Benefits” for additional information about the SERP.

Potential Payments Upon Termination or Change in Control

Employment Agreements. Messrs. Francis and Adlerz entered into new employment agreements with us which became effective on August 23, 2007 upon the consummation of the Merger. The initial term of each of the employment agreements is three years, which is automatically extended so that the term will be three years until terminated. We are able to terminate each employment agreement for cause, including (but not limited to) the executive’s conviction of a felony and gross negligence or internal misconduct in the performance of executive’s duties to the extent it causes demonstrable harm to us. In addition, either party is able to terminate the employment agreement at any time by giving prior written notice to the other party. However, we would be obligated to pay the executive a severance benefit if we terminated the executive’s employment without cause or if the executive terminated his employment upon the occurrence of certain events specified in the agreement, including (but not limited to) a change in control or our material breach of the agreement which is not cured promptly. The severance benefit is generally equal to three times the executive’s highest base salary and the incentive bonus amount that would be paid for the current year as if the incentive bonus performance goals were fully achieved. Upon a termination of employment as a result of the executive’s disability, we will pay the executive contractual disability benefits. If the executive receives severance payments following a change in control of Symbion that are subject to tax under Section 4999 of the Internal Revenue Code, we will pay additional amounts to offset the effect of such taxes on the executive. Each of the employment agreements also includes a covenant not to compete in which the executive agrees that, during the term of the employment agreement and for a period of one year thereafter, he will not own or work for any other company that is predominantly engaged in the ownership and management of surgery centers.

Severance Plan. We adopted an Executive Change in Control Severance Plan in December 1997, which currently provides for severance benefits for certain senior level employees, including three of the Named Executive Officers, Teresa F. Sparks, Kenneth C. Mitchell and R. Dale Kennedy. Eligible individuals are those identified in the severance plan and whose employment is terminated in connection with a change in the control of the Company, as defined in the severance plan, and who are not offered employment by us or a successor employer that is substantially equivalent to or better than the position held with us immediately prior to the change in control or such position is not maintained for at least 12 months thereafter. The benefits provided to our eligible Named Executive

Officers are cash compensation equal to base pay and bonus for 12 months and participation in medical, life, disability and similar benefit plans that are offered to our active employees or those of its successor for a period of 12 months. Cash benefits are paid in a single lump sum within 30 days following termination.

Other Effects of Termination of Employment or Change in Control. In addition to payments pursuant to the employment agreements and the Executive Change in Control Severance Plan described above, upon a termination of employment or change in control:

Supplemental Executive Retirement Plan — Under the SERP, deferrals made by an executive officer are fully vested and nonforfeitable at all times. If the executive officer’s employment ends due to disability, death, retirement or a change in control, the executive officer’s entire account, including earnings, will be fully vested. If the executive officer’s employment ends due to some event other than disability, death, retirement or change in control, the executive officer forfeits all Company contributions that were made less than one year prior to the date of termination.

401(k) Plan — Under our 401(k) plan, contributions made by an executive officer are fully vested and nonforfeitable at all times. Matching contributions that we make for the benefit of an executive officer vest based on the years of service of the executive officer. Each of our current executive officers has been an employee for at least five years and, therefore, all company contributions under our 401(k) plan on behalf of such officers is fully vested and nonforfeitable. There is no provision for additional benefits on a change in control.

Stock Option Awards — Options may be subject to forfeiture depending on the nature of the terminating event.  In no event shall an option be exercisable after the expiration date of the option. Upon a change in control or liquidity event, Named Executive Officers have special exercise and vesting rights. These special rights also apply to other option holders.

Death or Disability.  In the event of death or disability of a Named Executive Officer, the executive officer has 12 months to exercise any vested options.

Termination With Cause.  If a Named Executive Officer’s employment is terminated with cause, then all options held by such officer shall immediately be forfeited and cancelled without any payment or consideration being payable to such officer.

Other Termination by the Company or Resignation. Except in the event of death or disability, an executive officer will have the right to exercise all options for three months following resignation or termination of employment by the Company that is not for cause. The right to exercise is limited to the options that have become vested as of the date of termination.

Change in Control and Liquidity Events. As described above under “Compensation Discussion and Analysis — Components of Executive Compensation — Equity-Based Compensation,” the Company has awarded stock options to executive officers that become vested over a period of time provided that the executive officer continues to be employed by us and options that become vested upon achievement of performance goals. The effect of a change in control varies for time-vesting options and options that vest upon performance.

Time Vesting Options.  In the event of a Change in Control (as defined below) that occurs prior to termination of employment, whether or not the vesting requirements set forth in any form of time vesting option agreement have been satisfied, all such time vesting options that are outstanding at the time of the Change in Control shall become fully vested and exercisable immediately prior to the Change in Control event.

A “Change in Control” is deemed to have occurred (i) in the event that any person, entity or group other than Crestview and its related funds holds (other than pursuant to a registered initial public offering) Holdings stock representing at least 50% of the combined voting power of all outstanding voting equity securities and (ii) in the event of an asset sale by or liquidation or dissolution of Holdings.

Performance Options. Options that vest upon performance become vested only upon a liquidity event that occurs prior to termination of employment. Executive officers have been awarded both “standard” performance vesting options and additional “alternative” performance vesting options.

Change in Control or Liquidity Event Rights on Termination of Employment. Termination of an executive officer’s employment by the Company without cause or upon a resignation for Good Reason will result in the right to exercise options as follows: (i) if termination occurs within 12 months following a Change in Control, the executive officer will be able to fully exercise the time-vesting options and, to the extent that the performance conditions are satisfied, performance vesting options for three months following the date of  event; and (ii) if termination occurs within 12 months prior to the execution of an agreement that results in a liquidity event, the executive officer will be able to exercise the time vesting options to the extent that they were vested as of the termination of employment and, to the extent that the performance conditions are satisfied, performance vesting options for three months following the date of a liquidity event; provided, however, that the number of shares that can be acquired on exercise of the performance vesting option will be reduced by one-half if termination of employment is more than six months prior to execution of such agreement.

As it relates to Messrs. Francis and Adlerz, a termination of employment by the executive officer for “Good Reason” occurs following (a) any material breach by the Company of any material provision of the employment agreement; (b) a reduction in base salary or target bonus opportunity; (c) a material diminution in title or level of responsibility, or change in office or reporting relationship; (d) a transfer of the executive’s primary workplace by more than 35 miles; (e) the failure of the executive to be elected or the executive ceases to be a member of the board of Holdings or the board of Symbion (except for cause); or (g) the executive’s resignation for any reason within 120 days following a Change in Control.

For all other Named Executive Officers, “Good Reason” means, during the 12 months following a Change in Control, (a) a reduction in base salary or target bonus opportunity in effect immediately prior to the Change in Control; (b) a material diminution in level of responsibility or, with respect to Ms. Sparks, a material diminution in title in effect immediately prior to the Change in Control; (c) a material reduction in the aggregate value of deferred compensation and health and welfare benefits that were provided immediately prior to the Change in Control; or (d) a transfer of the executive officer’s primary workplace by more than 50 miles.

Potential Payments. The following table shows the amounts that each Named Executive Officer would have received if the Named Executive Officer’s employment had been terminated for the reasons indicated effective December 31, 2008:

Name	Cash Compensation		Accelerated Vesting of Stock Options		Benefits		Total
Richard E. Francis, Jr.
Termination for cause, voluntary termination or retirement	$—		$—		$35,654	(1)	$35,654
Death	—		—		35,654	(1)	35,654
Disability	682,875	(2)	—		50,674	(3)	733,549
Termination by the Company without cause or by the NEO for Good Reason	2,781,000	(4)	—		50,674	(3)	2,831,674
Change in Control	3,668,343	(5)	—	(6)	50,674	(3)	3,791,017

Clifford G. Adlerz
Termination for cause, voluntary termination or retirement	—		—		25,750	(1)	25,750
Death	—		—		25,750	(1)	25,750
Disability	393,188	(2)	—		40,566	(3)	433,754
Termination by the Company without cause or by the NEO for Good Reason	2,008,500	(4)	—		40,566	(3)	2,049,066
Change in Control	2,642,427	(5)	—	(6)	40,566	(3)	2,682,993

Teresa F. Sparks
Termination for cause, voluntary termination or retirement	—		—		16,853	(1)	16,853
Death	—		—		16,853	(1)	16,853
Disability	—	(2)	—		16,853	(1)	16,853
Termination by the Company without cause or by the NEO for Good Reason	—		—		16,853	(1)	16,853
Change in Control	328,617	(7)	—	(6)	31,204	(3)	359,821

Kenneth C. Mitchell
Termination for cause, voluntary termination or retirement	—		—		16,853	(1)	16,853
Death	—		—		16,853	(1)	16,853
Disability	—	(2)	—		16,853	(1)	16,853
Termination by the Company without cause or by the NEO for Good Reason	—		—		16,853	(1)	16,853
Change in Control	317,663	(7)	—	(6)	31,204	(3)	348,867

R. Dale Kennedy
Termination for cause, voluntary termination or retirement	—		—		15,995	(1)	15,995
Death	—		—		15,995	(1)	15,995
Disability	—	(2)	—		15,995	(1)	15,995
Termination by the Company without cause or by the NEO for Good Reason	—		—		15,995	(1)	15,995
Change in Control	311,895	(7)	—	(6)	26,493	(3)	338,388

(1)	Represents accrued vacation only.
(2)

For Messrs. Francis and Adlerz, this represents a disability benefit annual payment equal to 75% of base salary for a maximum period of 36 months, less the amount that is provided under our disability plan that is generally available to all salaried employees. Our other Named Executive Officers are only eligible for disability benefits under our plan that are available to all salaried employees.

(3)

Includes accrued vacation and the premiums for medical, life and disability insurance benefits for the period of time the Named Executive Officer is eligible for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) in accordance with the Named Executive Officer’s employment agreement.

(4)

Represents a severance payment equal to (a) three times the Named Executive Officer’s base salary plus (b) three times the target cash bonus amount for 2008 in accordance with the Named Executive Officer’s employment agreement.

(5)

Includes the amount described in footnote 4 above plus a “gross up” payment of all excise taxes imposed under Section 4999 of the Code and any federal income and excise taxes that are payable as a result of any reimbursements for Section 4999 excise taxes in accordance with the Named Executive Officer’s employment agreement. The gross up amount is $887,343 for Mr. Francis and $633,927 for Mr. Adlerz. This calculation assumes termination of employment.

(6)

As discussed above, all unvested time vesting options held by executive officers vest upon a Change in Control. In addition, if specified internal rates of return are achieved upon a liquidity event, then performance vesting options held by executive officers would vest in connection. The fair market value of Holdings common stock on December 31, 2008, as determined under general valuation principles, was less than the exercise price of the unvested options. Therefore, for purposes of this table, no value would have been realized for accelerated vesting of options upon a Change in Control.

(7)

Represents payment under the Executive Change in Control Severance Plan of one year of annual pay, which includes base pay and targeted bonus of 50% of base pay for Ms. Sparks and Mr. Kennedy and 45% for Mr. Mitchell.

The table above does not include information about vesting of Company contributions under our 401(k) plan or SERP. Information about such plans can be found under “Other Effects of Termination of Employment or Change in Control” and “Nonqualified Deferred Compensation.”

Director Compensation

None of our directors received compensation for service as a member of our (or Holdings) board or board committees for 2008. They are reimbursed for any expenses incurred in connection with their service.

Compensation Committee Interlocks and Insider Participation

Following the Merger, the Board of Directors of Holdings acted as our Compensation Committee.  Beginning in February 2008, the Board of Directors of Holdings appointed Robert V. Delaney and Thomas S. Murphy, Jr., Board representatives of Crestview, as the Compensation Committee.  None of the members of the Compensation Committee have at any time been our officer or employee nor have any of the members had any relationship with us requiring disclosure except for the transactions with Crestview described in Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Robert V. Delaney

Thomas S. Murphy, Jr.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our capital stock is owned by our parent company, Holdings. The following table presents information with respect to the beneficial ownership of Holdings’ common stock as of March 20, 2009 by (a) any person or group who beneficially owns more than five percent of Holdings common stock, (b) each of our directors and named Executive Officers and (c) all directors and executive officers as a group.  The percentage shares outstanding provided in the table are based on 24,816,623 shares of Holdings’ common stock, par value $0.01 per share, outstanding as of March 20, 2009.

Name of Beneficial Holder	Number of Shares(1)	Percent of Class
Crestview Funds(2)	14,500,000	58.4%
The Northwestern Mutual Life Insurance Company(3)	4,000,000	16.1
Trident IV, L.P.(4)	3,000,000	12.1
Banc of America Capital Investors V, L.P.(5)	2,500,000	10.1
Richard E. Francis, Jr.(6)(7)	685,081	2.7
Clifford G. Adlerz(6)(8)	422,381	1.7
Teresa F. Sparks(6)(9)	31,680	*
Kenneth C. Mitchell(6)(10)	45,606	*
R. Dale Kennedy(6)(11)	29,674	*
Thomas S. Murphy, Jr.(12)	0	*
Robert V. Delaney(12)	0	*
Quentin Chu(12)	0	*
Kurt E. Bolin(4)	0	*
All directors and executive officers as a group (9 persons)(13)	1,214,422	4.7%

*           Less than one percent.

(1)

Beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to options that are exercisable within 60 days of March 20, 2009. Shares issuable pursuant to options are deemed outstanding in computing the percentage held by the person holding the options but are not deemed outstanding in computing the percentage held by any other person.

(2)

Consists of shares held directly by Crestview Partners, L.P. and certain related investors (the “Crestview Funds”). The investment committee of Crestview Partners GP, L.P., the general partner of each fund, makes investment decisions on behalf of the investment funds and Barry S. Volpert serves as the chairman of the investment committee. Mr. Volpert has the right to designate, in his discretion, additional persons to serve on the investment committee of Crestview Partners GP, L.P. and, therefore, could be deemed to have beneficial ownership of all the shares of common stock held by the Crestview Funds. However, Mr. Volpert disclaims beneficial ownership of all such shares. The composition of the investment committee of Crestview Partners GP, L.P. changes from time to time. See “Certain Relationships and Related Party Transactions — Shareholder Agreement.” The address of Crestview Partners GP, L.P. is 667 Madison Avenue, New York, New York 10021.

(3)

Includes shares held directly by The Northwestern Mutual Life Insurance Company and an affiliated fund. The address of The Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, WI 53202.

(4)

Includes shares held directly by Trident IV, L.P. and an affiliated fund (the “Trident IV Funds”). Mr. Bolin is a principal of Stone Point Capital LLC, which serves as the investment manager of the Trident IV Funds. Mr. Bolin disclaims beneficial ownership of all such shares, except to the extent of any pecuniary interest therein. The principal address for the Trident IV Funds is c/o Walkers SPV Limited, at Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands. The principal address for Stone Point Capital LLC is 20 Horseneck Lane, Greenwich, Connecticut 06830.

(5)	The address of Banc of America Capital Investors V, L.P. is 100 North Tyron Street, Charlotte, North Carolina, 28255.
(6)	The address of each of Messrs. Francis, Adlerz, Mitchell and Kennedy and Ms. Sparks is 40 Burton Hills Boulevard, Suite 500, Nashville, Tennessee 37215.
(7)	Includes options to purchase 458,524 shares which were exercisable as of March 20, 2009 or become exercisable within 60 days following March 20, 2009.
(8)	Includes options to purchase 332,315 shares which were exercisable as of March 20, 2009 or become exercisable within 60 days following March 20, 2009.
(9)	Includes options to purchase 31,680 shares which were exercisable as of March 20, 2009 or become exercisable within 60 days following March 20, 2009.
(10)	Includes options to purchase 45,606 shares which were exercisable as of March 20, 2009 or become exercisable within 60 days following March 20, 2009.
(11)	Includes options to purchase 29,674 shares which were exercisable as of March 20, 2009 or become exercisable within 60 days following March 20, 2009.
(12)	The address of each of Messrs. Murphy, Delaney and Chu is 667 Madison Avenue, New York, New York 10021.
(13)	Includes options to purchase 897,799 shares which were exercisable as of March 20, 2009 or become exercisable within 60 days following March 20, 2009.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which shares of the common stock of Holdings are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)

Equity compensation plans approved by security holders (1)	3,442,124	$8.49	261,426
Equity compensation plans not approved by security holders	—	—	—

Total	3,442,124	$8.49	261,426

(1)	Represents stock options granted or issuable under the Holdings 2007 Equity Incentive Plan. See additional disclosure at Item 8. “Financial Statements and Supplementary Data - Note 10. Stock Options.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Financial Advisory Fees and Agreements

Holdings paid all fees and expenses of the Crestview funds in connection with the Merger and the related financings. The aggregate amount of all fees payable to the Crestview funds and their affiliates in connection with the Merger and the related financing is approximately $6.3 million, plus out-of-pocket expenses. We have also agreed to pay an affiliate of the Crestview funds an annual advisory fee of $1.0 million and will reimburse such affiliate for all related disbursements and out-of-pocket expenses pursuant to a management agreement. The agreement also provides that we will pay an affiliate of the Crestview funds a fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions based on a percentage of the gross transaction value of any such transaction. The management agreement includes customary exculpation and indemnification provisions in favor of the Crestview funds and their affiliates.

Shareholders Agreement

Holdings, the Crestview funds, the other co-investors and each of our management shareholders entered into a shareholders agreement at the closing of the Merger.

The shareholders agreement provides that Messrs. Francis and Adlerz have the right to be appointed as directors of Holdings (with Mr. Francis as chairman) so long as they are employed in their current positions. Stone Point, which is one of the co-investors, is able to appoint one of our directors and the Crestview funds have the right to select all of the remaining members of the board of directors of Holdings. In addition, Holdings is required to obtain the consent of the Crestview funds before taking certain significant actions.

The shareholders agreement restricts transfers of shares of Holdings common stock by the shareholders who are party to the agreement, except to permitted transferees and subject to various other exceptions, and also grants certain tag-along, drag-along and pre-emptive rights, as well as rights of first offer upon certain sales, to the shareholders. The agreement also grants Holdings the right to purchase equity from management shareholders upon their departure from the company at the lesser of fair market value and cost, if the shareholder has been terminated for cause, or at fair market value in other cases.

Finally, the agreement provides customary demand and piggy-back registration rights to the shareholders.

Policies and Procedures with Respect to Related Party Transactions

The charter of the Audit and Compliance Committee requires that the Audit and Compliance Committee approve any proposed related-party transactions and review with management any disclosure relating to related party transactions and potential conflicts of interest. “Related-party transactions” include, but are not limited to, those transactions described in Item 404(a) of Regulation S-K under the federal securities laws.

Director Independence

We do not have securities listed on a national securities exchange or in an automated inter-dealer quotation system of a national securities association and, as such, are not subject to the director independence requirements of such an exchange or association.  In addition, based on the listing standards of The NASDAQ Stock Market, the national securities exchange upon which our common stock was traded prior to the Merger, we would be a “controlled company” within the meaning of Rule 4350(c)(5) of the Nasdaq Marketplace rules because Crestview and its affiliates own a majority of the equity of Holdings, and Holdings owns all of our common stock.  As a controlled company, we would qualify for exemptions from certain NASDAQ corporate governance rules, including the requirement that the board of directors be composed of a majority of independent directors.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for 2008 and 2007, and fees billed for other services rendered by Ernst & Young LLP for 2008 and 2007:

	2008	2007
Audit Fees	$1,056,523	$1,207,576
Audit-Related Fees	28,500	21,646
Tax Fees	602,540	634,636
All Other Fees	—	—
Total	$1,687,563	$1,863,858

Audit Fees.  These fees were primarily for professional services rendered by Ernst & Young LLP in connection with the audit of our consolidated annual financial statements.  The fees also include an audit of and report on internal control over financial reporting, as well as services related to Securities and Exchange Commission filings.

Audit-Related Fees.  For 2008, these fees were for services rendered by Ernst & Young LLP related to our Toggle Note offering and a subscription to online accounting services. For 2007, these fees were for services rendered by Ernst & Young LLP for assistance with implementing requirements under FASB Interpretation No. 48, as well as the Merger.  Also in 2007, these fees related to a subscription to online accounting services.

Tax Fees.  These fees were for services rendered by Ernst & Young LLP for compliance regarding tax filings and for other tax planning and tax advice services.

All Other Fees.  For 2008 and 2007, Ernst & Young LLP did not render any other professional services or bill any fees for other services not included within Audit Fees, Audit-Related Fees or Tax Fees.

Pre-approval of Auditor Services

The charter of the Audit and Compliance Committee provides that the Audit and Compliance Committee must pre-approve all services to be provided by the independent auditors prior to the commencement of work.  Unless the specific service has been pre-approved with respect to that year, the Audit and Compliance Committee must approve the permitted service before the independent auditors are engaged to perform it.  For 2008, all services provided by Ernst & Young LLP were pre-approved by the Audit and Compliance Committee.

All non-audit services were reviewed with the Audit and Compliance Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of the accounting firm’s independence in the conduct of its auditing functions.

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

(3)         Exhibits:

No.	Description
2	Agreement and Plan of Merger, dated as of April 24, 2007, by and among Symbol Acquisition, L.L.C., Symbol Merger Sub, Inc. and Symbion, Inc. (a)
3.1	Amended Certificate of Incorporation of Symbion, Inc. (b)
3.2	Amended and Restated Bylaws of Symbion, Inc. (b)
4.1	Indenture, dated as of June 3, 2008, among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (b)
4.2	Form of Notes (included in Exhibit 4.1)
4.3

Registration Rights Agreement, dated as of June 3, 2007, among Symbion, Inc., the subsidiaries of Symbion, Inc. party thereto as guarantors, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Greenwich Capital Markets, Inc. (b)

4.4	First Supplemental Indenture, dated as of September 18, 2008 among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (b)
10.1	Employment Agreement, dated August 23, 2007, between Symbion, Inc. and Richard E. Francis, Jr.(b) (g)
10.2	Employment Agreement, dated August 23, 2007, between Symbion, Inc. and Clifford G. Adlerz (b) (g)
10.3

Credit Agreement, dated as of August 23, 2007, among Symbol Holdings Corporation, Symbol Merger Sub, Inc., the Lenders party thereto from time to time, Merrill Lynch Capital Corporation as Administrative Agent and Collateral Agent, Bank of America, N.A. as Syndication Agent, The Royal Bank of Scotland PLC and Fifth Third Bank as Co-Documentation Agents, and Merrill Lynch & Co., Merrill, Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC as Joint Lead Arrangers and Joint Lead Bookrunners (b)

10.4	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (c)
10.5	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (d)
10.6	Symbion Holdings Corporation 2007 Equity Incentive Plan (b) (g)
10.7	Symbion, Inc. Executive Change in Control Severance Plan (b) (g)
10.8	Symbion Holdings Corporation Compensatory Equity Participation Plan (b) (g)
10.9	Shareholders Agreement, dated as of August 23, 2007, among Symbion Holdings Corporation and the stockholders of Symbion Holdings Corporation and other persons named therein (b)
10.10	Advisory Services and Monitoring Agreement, dated as of August 23, 2007, among Symbion, Inc., Symbion Holdings Corporation and Crestview Advisors, L.L.C. (b)
10.11	Form of Employee Contribution Agreement (b)
10.12	Symbion, Inc. Supplemental Executive Retirement Plan (e) (g)
10.13	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc. (f)
10.14	Interest Rate Swap Agreement, dated October 31, 2007, between Symbion, Inc. and Merrill Lynch Capital Services, Inc.
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)          Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 24, 2007 (File No. 000-50574)

(b)         Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (Registration No. 333-153678)

(c)          Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554)

(d)         Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574)

(e)          Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50574)

(f)            Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed August 2, 2005 (File No. 000-50574)

(g)         Compensation plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Symbion, Inc.

We have audited the accompanying consolidated balance sheets of Symbion, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008, the period from August 24, 2007 to December 31, 2007, the period from January 1, 2007 to August 23, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, effective January 1, 2007.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symbion, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008, the period from August 24, 2007 to December 31, 2007, the period from January 1, 2007 to August 23, 2007 (Predecessor) and for the year ended December 31, 2006 (Predecessor) in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 30, 2009

SYMBION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$41,833	$44,656
Accounts receivable, less allowance for doubtful accounts of $14,587 and $18,202, respectively	34,707	33,958
Inventories	9,050	8,479
Prepaid expenses and other current assets	12,719	14,989
Income tax receivable	825	4,053
Current assets of discontinued operations	1,104	1,064
Total current assets	100,238	107,199
Land	2,938	3,556
Buildings and improvements	53,847	42,097
Furniture and equipment	49,093	39,157
Computers and software	2,864	1,574
	108,742	86,384
Less accumulated depreciation	(14,057)	(4,890)
Property and equipment, net	94,685	81,494
Intangible assets, net	19,570	—
Goodwill	541,831	548,136
Investments in and advances to affiliates	14,532	17,082
Other assets	11,875	10,804
Long-term assets of discontinued operations	833	4,098
Total assets	$783,564	$768,813

Current liabilities:
Accounts payable	$5,392	$5,324
Accrued payroll and benefits	7,500	7,269
Other accrued expenses	22,240	14,683
Deferred income tax payable	—	170
Current maturities of long-term debt	12,205	8,029
Current liabilities of discontinued operations	629	1,107
Total current liabilities	47,966	36,582
Long-term debt, less current maturities	440,612	428,925
Deferred income tax payable	33,008	24,042
Other liabilities	12,526	10,930
Long-term liabilities of discontinued operations	236	146
Minority interests	38,010	34,902

Stockholders’ equity:
Common stock, 1,000 shares, $0.01 par value, authorized at December 31, 2008 and at December 31, 2007; 1,000 shares issued and outstanding at December 31, 2008 and at December 31, 2007	—	—
Additional paid-in-capital	240,815	238,701
Accumulated other comprehensive loss	(5,584)	(2,188)
Retained deficit	(24,025)	(3,227)
Total stockholders’ equity	211,206	233,286
Total liabilities and stockholders’ equity	$783,564	$768,813

See Notes to Consolidated Financial Statements.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31, 2008	August 24, 2007 to December 31, 2007	January 1, 2007 to August 23, 2007 (Predecessor)	Year Ended December 31, 2007 (Combined)	Year Ended December 31, 2006
Revenues	$331,900	$106,640	$197,665	$304,305	$285,387
Operating expenses:
Salaries and benefits	90,510	29,763	54,048	83,811	74,949
Supplies	67,562	21,932	39,103	61,035	54,974
Professional and medical fees	19,021	6,468	12,120	18,588	14,504
Rent and lease expense	22,307	7,038	12,297	19,335	17,673
Other operating expenses	26,044	8,610	15,273	23,883	19,850
Cost of revenues	225,444	73,811	132,841	206,652	181,950
General and administrative expense	23,923	7,912	23,961	31,873	24,407
Depreciation and amortization	15,175	4,732	7,920	12,652	11,913
Provision for doubtful accounts	3,861	1,758	2,691	4,449	3,952
(Income) loss on equity investments	(1,504)	(21)	5	(16)	(2,423)
Impairment and loss on disposal of long-lived assets	1,899	53	319	372	1,162
Gain on sale of long-lived assets	(975)	(319)	(596)	(915)	(1,808)
Proceeds from insurance settlements, net	—	—	(161)	(161)	(410)
Litigation settlements, net	893	—	—	—	(588)
Merger transaction expenses	—	—	7,522	7,522	—
Total operating expenses	268,716	87,926	174,502	262,428	218,155
Operating income	63,184	18,714	23,163	41,877	67,232
Minority interests in income of consolidated subsidiaries	(23,657)	(7,685)	(15,656)	(23,341)	(28,294)
Interest expense, net	(43,426)	(14,763)	(5,228)	(19,991)	(7,108)
(Loss) income before income taxes and discontinued operations	(3,899)	(3,734)	2,279	(1,455)	31,830
Provision (benefit) for income taxes	13,256	(776)	4,016	3,240	12,254
(Loss) income from continuing operations	(17,155)	(2,958)	(1,737)	(4,695)	19,576
Loss from discontinued operations, net of taxes	(3,643)	(269)	(438)	(707)	(783)
Net (loss) income	$(20,798)	$(3,227)	$(2,175)	$(5,402)	$18,793

See Notes to Consolidated Financial Statements.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Symbion, Inc. Common Stock		Additional	Stockholder Notes	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Income	Earnings	Equity
Balance at December 31, 2005 (Predecessor)	21,444,463	$214	$206,418	$(228)	$321	$53,333	$260,058
Issuance of warrants and common stock, net of repurchases, and other	198,828	2	1,516	228	—	—	1,746
Amortized compensation expense related to restricted stock and stock options	—	—	4,518	—	—	—	4,518
Unrealized gain on interest rate swap, net of taxes	—	—	—	—	164	—	164
Net income	—	—	—	—	—	18,793	18,793
Balance at December 31, 2006 (Predecessor)	21,643,291	$216	$212,452	$—	$485	$72,126	$285,279
Issuance of warrants and common stock, net of repurchases, and other	89,367	1	959	—	—	—	960
Amortized compensation expense related to stock options and restricted stock	—	—	10,337	—	—	—	10,337
Unrealized gain on interest rate swap, net of taxes	—	—	—	—	(485)	—	(485)
Retirement of common stock in connection with Merger	(21,590,992)	(216)	(223,747)	—	—	—	(223,963)
Common stock rolled over	(141,666)	(1)	(1)	—	—	—	(2)
Net loss, January 1, 2007, through August 23, 2007	—	—	—	—	—	(2,175)	(2,175)
Elimination of retained earnings as of merger date	—	—	—	—	—	(69,951)	(69,951)
Balance at August 23, 2007 (Predecessor)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock, net of issuance costs of $60	1,000	—	244,942	—	—	—	244,942
Payment of sponsor fee	—	—	(6,650)	—	—	—	(6,650)
Amortized compensation expense related to stock options	—	—	409	—	—	—	409
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	(2,188)	—	(2,188)
Net loss, August 24, 2007 to December 31, 2007	—	—	—	—	—	(3,227)	(3,227)
Balance at December 31, 2007	1,000	$—	$238,701	$—	$(2,188)	$(3,227)	$233,286
Amortized compensation expense related to stock options	—	—	2,114	—	—	—	2,114
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	(3,396)	—	(3,396)
Net loss	—	—	—	—	—	(20,798)	(20,798)
Balance at December 31, 2008	1,000	$—	$240,815	$—	$(5,584)	$(24,025)	$211,206

See Notes to Consolidated Financial Statements.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2008	August 24, 2007 to December 31, 2007	January 1, 2007 to August 23, 2007 (Predecessor)	Year Ended December 31, 2007 (Combined)	Year Ended December 31, 2006
Cash flows from operating activities:
Net (loss) income	$(20,798)	$(3,227)	$(2,175)	$(5,402)	$18,793
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,175	4,732	7,920	12,652	11,913
Amortization of deferred financing costs	4,477	1,872	322	2,194	506
Non-cash payment-in-kind interest option	9,753	—	—	—	—
Non-cash stock option compensation expense	2,114	409	10,337	10,746	3,865
Non—cash losses (gains)	924	31	(305)	(274)	(646)
Minority interests in income of consolidated subsidiaries	23,657	7,685	15,656	23,341	28,294
Deferred income taxes	13,718	2,217	13,637	15,854	(1,556)
Distributions to minority partners	(23,423)	(7,301)	(17,185)	(24,486)	(25,447)
Equity in earnings of unconsolidated affiliates, net of distributions received	333	(21)	5	(16)	(2,423)
Provision for doubtful accounts	3,861	1,758	2,691	4,449	3,952
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(3,536)	(90)	(166)	(256)	(2,955)
Income taxes payable	1,959	6,096	(17,995)	(11,899)	2,861
Other assets and liabilities	6,986	(979)	2,507	1,528	(6,256)
Net cash provided by operating activities — continuing operations	35,200	13,182	15,249	28,431	30,901
Net cash provided by operating activities — discontinued operations	3,600	849	462	1,311	2,423
Net cash provided by operating activities	38,800	14,031	15,711	29,742	33,324
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(15,695)	(9,815)	(14,981)	(24,796)	(47,094)
Purchases of property and equipment, net	(15,649)	(6,948)	(7,664)	(14,612)	(14,178)
Change in other assets	(1,504)	(841)	1,401	560	(3,214)
Net cash used in investing activities — continuing operations	(32,848)	(17,604)	(21,244)	(38,848)	(64,486)
Net cash used in investing activities — discontinued operations	(358)	(24)	(36)	(60)	(1,601)
Net cash used in investing activities	(33,206)	(17,628)	(21,280)	(38,908)	(66,087)
Cash flows from financing activities:
Principal payments on long-term debt	(18,675)	(1,492)	(161,555)	(163,047)	(54,732)
Proceeds from debt issuances	13,491	50	458,597	458,647	85,601
Repayment of bridge facility	(179,937)	—	—	—	—
Payment of debt issuance costs	(4,739)	—	(12,544)	(12,544)	—
Proceeds from issuance of toggle notes	179,937	—	—	—	—
Proceeds from capital contributions by minority partners	—	756	2,241	2,997	1,488
Payment of merger costs incurred by Symbion Holdings Corporation	—	(445)	(6,528)	(6,973)	—
Cash paid to shareholders	—	—	(490,510)	(490,510)	—
Proceeds from issuance of common stock, net of issuance costs	—	—	239,085	239,085	1,347
Proceeds from sale of units	219	—	—	—	—
Other financing activities	1,437	(952)	250	(702)	(1,291)
Net cash (used in) provided by financing activities — continuing operations	(8,267)	(2,083)	29,036	26,953	32,413
Net cash used in financing activities — discontinued operations	(150)	(11)	(29)	(40)	(54)
Net cash (used in) provided by financing activities	(8,417)	(2,094)	29,007	26,913	32,359
Net (decrease) increase in cash and cash equivalents	(2,823)	(5,691)	23,438	17,747	(404)
Cash and cash equivalents at beginning of period	44,656	50,347	26,909	26,909	27,313
Cash and cash equivalents at end of period	$41,833	$44,656	$50,347	$44,656	$26,909

See Notes to Consolidated Financial Statements.

SYMBION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1.  Organization

Symbion, Inc. (the “Company”),  through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and physician groups, hospitals and hospital systems.  As of December 31, 2008, the Company owned and operated 59 surgical facilities, including 56 ambulatory surgery centers and three surgical hospitals, and managed nine additional ambulatory surgery centers and two physician networks.  The Company owned a majority ownership interest in 36 of the 59 surgical facilities and consolidated 51 of these surgical facilities for financial reporting purposes, of which 49 are included in continuing operations.

On August 23, 2007, the Company was acquired by an investment group led by an affiliate of Crestview Partners, L.P. (“Crestview”).  As a result of this merger (the “Merger”), the Company no longer has publically traded equity securities.  The Company is a wholly owned subsidiary of Symbion Holdings Corporation (“Holdings”), which is owned by an investor group that includes affiliates of Crestview, members of the Company’s management and other investors.  The Company’s financial position and the results of operations prior to the Merger are presented separately in the consolidated financial statements as “Predecessor” financial statements.  Symbion, Inc. is referred to as the “Predecessor” for all periods and dates through August 23, 2007 and Symbion, Inc. is referred to as the “Company” for all periods and dates subsequent to August 23, 2007.  References made herein to the “Company,” unless indicated otherwise or the context requires, include the Predecessor.  As a result of the Merger, which substantially increased the Company’s debt and interest expense, and the revaluation of assets and liabilities as a result of purchase accounting associated with the Merger, the pre-Merger financial statements are for comparison purposes only as they represent combining of a different basis of accounting.

2.  Merger Transaction

In the Merger, the stockholders and option holders of the Predecessor (as defined above) received an aggregate of $490.5 million in cash.  In order to consummate the Merger, Crestview formed Symbol Acquisition, L.L.C. (“Parent”) and Symbol Merger Sub, Inc., a wholly-owned subsidiary of Parent.  Symbol Merger Sub, Inc. merged with and into the Company with the Company being the surviving corporation.  Parent was converted into Holdings, which became the parent holding company of the Company by virtue of the Merger.

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

The Company accounted for the Merger as a purchase under the guidance set forth in Emerging Issues Task Force No. 88-16, “Basis in Leveraged Buyout Transactions” (“EITF 88-16”).  Under EITF 88-16, the transaction was deemed to be a purchase by new controlling investors for which equity interests were valued using a partial change in accounting basis.  In effect, the common stock owned by members of management was valued using the predecessor basis, while the common stock owned by Crestview, its affiliated funds and co-investors were recorded at fair value.

The following equity capitalization and financing transactions occurred in connection with the Merger:

•                  $145.0 million cash equity contribution by Crestview Symbion Holdings, L.L.C.;

•                  $40.0 million cash equity contribution by The Northwestern Mutual Life Insurance Company;

•                  $60.0 million cash equity contribution by other co-investors;

•                  $2,000 rollover equity contribution by certain members of management of the Company (representing a fair value of $8.4 million);

•                  Senior secured credit facility totaling $350.0 million, of which $250.0 million was drawn at the closing of the Merger; and

•                  $175.0 million bridge loan credit facility that was drawn at the closing of the Merger.

The proceeds from the equity capitalization and financing transactions were used to:

•                  Pay stockholders of the Company for shares of common stock not rolled over under the terms of the merger agreement;

•                  Pay option holders of the Company for outstanding options not rolled over, whether vested or unvested, the difference between $22.35 per share and the per share exercise price of the option;

•                  Pay holders of restricted stock of the Company for shares of restricted stock, whether vested or unvested, at $22.35 per share;

•                  Pay warrant holders of the Company for outstanding warrants, whether vested or unvested, the difference between $22.35 per share and the per share exercise price of the warrant;

•                  Repay all outstanding debt (totaling $129.0 million) under the former senior secured credit agreement for which the maturity date accelerated as a result of the Merger; and

•                  Pay the fees and expenses related to the Merger and the financing transactions.

As a result of the Merger, the vesting of stock options and restricted stock was accelerated, which resulted in $8.0 million in stock compensation expense, of which $710,000 is included in cost of revenues and $7.3 million is included in general and administrative expenses in 2007, following the Merger.  The Company capitalized $12.1 million of fees and expenses related to the execution of the new credit facilities on the closing date of the Merger.  As a result of the Merger, the Company recorded goodwill of $509.8 million.

The accompanying consolidated financial statements as of the dates and for all periods prior to August 24, 2007, reflect the financial position, results of operations and cash flows of the Predecessor.  The consolidated financial statements as of the dates and for the periods on and after August 24, 2007, reflect the financial position, results of operations and cash flows of the Company.

The expenses incurred as a result of the Merger are classified as follows in the accompanying statements of operations (in thousands):

	January 1, 2007 to August 23, 2007	Year Ended December 31, 2007
	(Predecessor)	(Combined)
Cost of revenues	$710	$710
General and administrative expense	8,152	8,152
Merger transaction expenses	7,522	7,522
Minority interests in income of consolidated subsidiaries	(329)	(329)
Total	$16,055	$16,055

Additionally, the Company paid $7.0 million in costs incurred by Crestview in connection with the Merger.  These costs were recorded as additional purchase price under the provisions set forth by SFAS No. 141.

3.  Significant Accounting Policies and Practices

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and accompanying footnotes.  Examples include, but are not limited to, estimates of accounts receivable allowances, professional and general liabilities and the estimate of deferred tax assets or liabilities.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All adjustments are of a normal, recurring nature.  Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business.  The physician limited partners and physician minority members of the entities that the Company controls are responsible for the supervision and delivery of medical services.  The governance rights of limited partners and minority members are restricted to those that protect their financial interests.  Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach of the partnership or operating agreement, gross negligence or bankruptcy.  These protective rights do not preclude consolidation of the respective partnerships and limited liability companies.  The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (as amended) (FIN 46R).  The variable interest entities are surgical facilities located in the states of Florida and New York.  With regard to the New York facility, the Company is the primary beneficiary due to the level of variability within the management service agreement, as well as the obligation and likelihood of absorbing the majority of expected gains and losses.   Regarding the Florida facility, the Company has fully guaranteed debt obligations.  The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected gains and losses.  The accompanying consolidated balance sheets as of December 31, 2008 and December 31, 2007 include assets of $17.6 million and $14.1 million, respectively, and liabilities of $8.3 million and $3.9 million, respectively, related to the variable interest entities.  All significant intercompany balances and transactions are eliminated in consolidation.

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

The carrying amount and fair value of the Company’s term loans under its senior secured credit facility, and the Toggle Notes as of December 31, 2008 and 2007 were as follows (in thousands):

	Carrying Amount December 31,		Fair Value December 31,
	2008	2007	2008	2007
Tranche A, term loan	$117,938	$124,688	$70,763	$124,688
Tranche B, term loan	117,938	124,688	70,763	124,688
Bridge facility	—	175,000	—	175,000
Senior PIK Toggle Notes	184,635	—	73,854	—

The fair value of the term loans and Toggle Notes were based on quoted prices at December 31, 2008.  During 2007, the fair value of the Company’s long-term debt approximated carrying value.  The Company’s long-term debt instruments are discussed further in Note 8.

The Company determines the fair value of its interest rate swap based on the amount at which it could be settled, which is referred to in SFAS No. 157 as the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swap as Level 2 under SFAS No. 157.  See Note 8 for further discussion regarding the interest rate swap.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.

Accounts Receivable

Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients.  The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies.  Concentration of credit risk with respect to other payors is limited because of the large number of such payors.  Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value.  The Company does not require collateral for private pay patients.  Accounts receivable at December 31, 2008 and December 31, 2007 were as follows (in thousands):

	December 31,
	2008	2007
Surgical facilities	$34,053	$33,083
Physician networks	654	875
Total	$34,707	$33,958

The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgical facilities as of December 31, 2008 and December 31, 2007:

	December 31,
	2008	2007
Private insurance	59%	59%
Government	15	13
Self-pay	15	17
Other	11	11
Total	100%	100%

The Company’s policy is to review the standard aging schedule, by surgical facility, to determine the appropriate provision for doubtful accounts.  Patient account balances are reviewed for delinquency based on contractual terms.  This review is supported by an analysis of the actual net revenues, contractual adjustments and cash collections received.  If the Company’s internal collection efforts are unsuccessful, the Company manually reviews the patient accounts.  An account is written off only after the Company has pursued collection with legal or collection agency assistance or otherwise deemed an account to be uncollectible.

Allowance for Doubtful Accounts

The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections.  Management reviews the results of detailed analysis of historical write-offs and recoveries at the surgical facilities as a primary source of information in estimating the collectability of accounts receivable.

Changes in the allowance for doubtful accounts and the amounts charged to revenues, costs and expenses were as follows (in thousands):

	Allowance Balance at Beginning of Period	Charged to Revenues, Costs and Expenses	Charged to Other Accounts (1)	Other	Allowance Balance at End of Period
Year ended December 31:
2006	$18,922	$3,952	$1,458	$2,838	$27,170
2007	27,170	4,449	938	(14,355)	18,202
2008	18,202	3,861	152	(7,628)	14,587

(1)          Relates to allowances for doubtful accounts recorded under the purchase method of accounting for acquired entities.

Inventories

Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value.  Cost is determined using the first-in, first-out method.

Prepaid and Other Current Assets

A summary of prepaid and other current assets is as follows (in thousands):

	2008	2007
Advances to subsidiaries	$—	$7,253
Prepaid expenses	4,947	4,618
Other receivables	7,772	3,118
	$12,719	$14,989

Advances to subsidiaries represent funds advanced to facilities under development that we do not consolidate for financial statement purposes.  The advances were repaid with proceeds from facility level bank debt.

Property and Equipment

Property and equipment are stated at cost, or if obtained through acquisition, at fair value determined on the date of acquisition and depreciated on a straight-line basis over the useful lives of the assets, generally three to five years for computers and software and five to seven years for furniture and equipment.  Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term or the estimated useful life of the assets.  Routine maintenance and repairs are charged to expenses as incurred, while expenditures that increase capacities or extend useful lives are capitalized.

Depreciation expense, including the amortization of assets under capital leases, was $15.2 million, $12.7 million and $11.9 million for the periods ended December 31, 2008, 2007 and 2006, respectively.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when events or circumstances indicate that the carrying value of certain property and equipment might be impaired, the Company prepares an expected undiscounted cash flow projection.  If the projection indicates that the recorded amounts of the property and equipment are not expected to be recovered, these amounts are reduced to estimated fair value.  The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation.  The Company recorded no impairment charges for 2008 and 2007.  In 2006, the Company recorded an impairment charge of $218,000 within loss on disposal of long-lived assets.

Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets acquired.  The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be evaluated at least on an annual basis and impairment of carrying value be evaluated more frequently if certain indicators are encountered.  The Company tests for impairment annually, as of December 31.  See Note 6 for further discussion of our goodwill impairment valuation.

Other Intangible Assets

The Company recorded intangible assets of $19.6 million as a result of the purchase price allocation related to the certificates of need for certain of its facilities.  These indefinite lived assets are not amortized, but will be assessed for possible impairment as part of the Company’s annual impairment analysis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Unfavorable leasehold rights arising from the Merger of $869,000 are reflected in other liabilities on the accompanying consolidated balance sheet.  Amortization of $83,468 was recorded in 2008.  The unamortized balance at December 31, 2008 totaled $758,165. The unfavorable leasehold rights are amortized on a straight-line basis over the life of the applicable lease and reflected as a component of cost of revenues, from continuing operations.  Scheduled amortization expense for the five years ending December 31, 2009 to 2013 is $83,468 per year.

Minority Interests

The consolidated financial statements include all assets, liabilities, revenues and expenses of surgical facilities in which the Company has sufficient ownership and rights to allow the Company to consolidate the surgical facilities.  The Company has recorded minority interests in the earnings (losses) of such surgical facilities.

Investments in and Advances to Affiliates

As of December 31, 2008 and 2007, the Company held non-controlling interests in nine and eight surgical facilities, respectively, in which it exercised significant influence.  The Company accounts for such investments under the equity method.  As of December 31, 2008 and 2007, the Company owned less than 20% of three and one of these surgical facilities, respectively, but exerted significant influence through board of director representation, as well as an agreement to manage the surgical facilities.

Other Assets (Liabilities)

Other assets at December 31, 2008 and 2007 included approximately $11.3 million and $10.3 million, respectively, related to deferred financing costs.  Deferred financing costs primarily relate to the Company’s senior secured credit facility and the Toggle Notes as of December 31, 2008, and the former bridge facility as of December 31, 2007.  Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements.  The deferred financing costs are amortized as interest expense on the accompanying consolidated statements of operations.

Other liabilities at December 31, 2008 and 2007 included approximately $7.0 million and $3.6 million, respectively, related to the fair value of the Company’s interest rate swaps in effect at those dates.  The Company’s interest rate swap agreements were entered into to reduce the interest rate risk associated with the interest rate on the Company’s senior secured credit facility.

Other Accrued Expenses

A summary of other accrued expenses is as follows (in thousands):

	2008	2007
Interest payable	$9,787	$7,253
Current taxes payable	2,284	—
Self-insurance liabilities	2,325	2,619
Other accrued expenses	7,844	4,811
	$22,240	$14,683

Comprehensive Income

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that result from recognized transactions.  Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swap accounted for under Statement of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”).  The Company entered into an interest rate swap agreement on October 31, 2007.  The value of the interest rate swap was recorded as a long-term liability of $7.0 million at December 31, 2008.  The Company records the value of the interest rate swap as accumulated other comprehensive loss in the accompanying consolidated balance sheets as of December 31, 2008.

Revenues

Revenues by service type consist of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2008	2007	2006
Patient service revenues	$315,869	$289,271	$269,924
Physician service revenues	6,548	5,623	4,525
Other service revenues	9,483	9,411	10,938
Total revenues	$331,900	$304,305	$285,387

Patient Service Revenues

Approximately 95% of the Company’s revenues are patient service revenues.  Patient service revenues are revenues from surgical or diagnostic procedures performed in each of the facilities that the Company consolidates for financial reporting purposes.  The fee charged for a procedure varies depending on the procedure, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications.  Also, in a very limited number of surgical facilities, the Company charges for anesthesia services.  The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.  Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid.  Changes in estimated contractual adjustments and discounts are recorded in the period of change.

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

Physician service revenues consist of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2008	2007	2006
Professional services revenues	$18,623	$16,243	$13,281
Contractual adjustments	(9,294)	(7,685)	(6,145)
Clinic revenue	9,329	8,558	7,136
Medical group retainage	(2,781)	(2,935)	(2,611)
Physician service revenues	$6,548	$5,623	$4,525

Other Service Revenues

Other service revenues consists of management and administrative service fees derived from the non-consolidated surgical facilities that the Company accounts for under the equity method, management of surgical facilities in which the Company does not own an interest and management services the Company provides to physician networks for which the Company is not required to provide capital or additional assets.  The fees the Company derives from these management arrangements are based on a pre-determined percentage of the revenues of each surgical facility and physician network.  The Company recognizes other service revenues in the period in which services are rendered.

The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the periods indicated (in thousands):

	Year Ended December 31,
	2008	2007	2006
Private Insurance	72%	73%	76%
Government	22	21	19
Self-pay	4	4	3
Other	2	2	2
Total	100%	100%	100%

Supplemental Cash Flow Information

The Company made income tax payments of $409,000, $8.3 million and $9.6 million for the periods ended December 31, 2008, 2007 and 2006, respectively.  The Company made interest payments of $33.8 million, $17.0 million and $7.7 million for the periods ended December 31, 2008, 2007 and 2006 respectively.  The Company entered into capital leases of $1.9 million, $908,000 and $889,000 of equipment for the periods ended December 31, 2008, 2007 and 2006, respectively.

Reclassifications

Certain reclassifications have been made to the comparative period’s financial statements to conform to the 2008 presentation.  The reclassifications primarily related to the presentation of discontinued operations and had no impact on the Company’s financial position or results of operations.

4.  Acquisitions and Equity Method Investments

Effective February 21, 2008, the Company acquired ownership in five surgical facilities specializing in spine, orthopedic and pain management procedures located in Boulder, Colorado; Honolulu, Hawaii; Bristol and Nashville, Tennessee; and Seattle, Washington for an aggregate of $5.8 million and the assumption of $4.7 million of debt.  The Company acquired an ownership ranging from 20.0% to 50.0% in these surgical facilities.  Four of these facilities are consolidated for financial reporting purposes.

These acquisitions were accounted for under the purchase method of accounting, and accordingly, the results of operations of the acquired consolidated businesses are included in the accompanying consolidated financial statements from their respective dates of acquisitions.  These acquisitions placed the Company in new markets or expanded the Company’s presence in current markets.

The following table summarizes the allocation of the aggregate purchase price of acquisitions recorded using the purchase method of accounting for the year ended December 31, 2008:

Year Ended December 31, 2008
Fair value of assets acquired	$10,265
Liabilities assumed	(6,341)
Net assets acquired	$3,924

Following are the pro forma results for the year ended December 31, 2008 as if the acquisitions had occurred on January 1, 2008 (in thousands):

	Year Ended December 31,
	2008	2007
Net revenues	$333,098	$311,253
Net loss	$(137,913)	$(5,418)

The Company engages in investing transactions that are not business combinations.  These transactions primarily consist of acquisitions and sales of non-controlling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development.  During the second quarter of 2008, the Company acquired an incremental ownership of 16.7% in its surgical facility located in Irvine, California for $3.1 million and an incremental ownership of 18.0% in its surgical facility located in Arcadia, California for $304,000.  Prior to the acquisitions, the Company owned 15.3% of the Irvine, California surgical facility and 19.2% of the Arcadia, California surgical facility.

During the third quarter of 2008, the Company acquired an incremental ownership of 18.5% in its surgical facility located in Irvine, California for $5.1 million.  Through this acquisition, the Company obtained a controlling interest in the facility.  The acquisition was treated as a business combination and the Company began consolidating the facility for financial reporting purposes in the third quarter of 2008.  Additionally during the first quarter of 2008, the Company acquired an incremental ownership in three other of its existing surgical facilities located in California.  The Company acquired an incremental ownership of 10.7% in two surgical facilities located in Beverly Hills, California for an aggregate of $2.5 million and a 6.4% incremental ownership in a surgical facility located in Encino, California for $2.0 million.  Prior to the acquisitions, the Company owned 55.1% and 57.0% of the two Beverly Hills, California surgical facilities and 55.5% of the Encino, California surgical facility.  The adjustments to arrive at pro forma operating results for these acquisitions are not material.

5.  Discontinued Operations

During the first quarter of 2007, the Company committed to a plan to divest its interest in three ambulatory surgery centers.  During the second quarter of 2008, the Company sold its interest in one ambulatory surgery center located in Savannah, Georgia for net proceeds of $460,000.  The Company recognized a loss on the sale of $1.5 million during the quarter that is included in earnings from discontinued operations.  In the fourth quarter of 2008, the Company recognized a loss of $2.1 million on the Englewood, Colorado facility as a result of adjusting certain property and equipment to fair market value less costs to sell.  The results of operations in these centers are presented net of income taxes in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The accompanying consolidated financial statements have been reclassified to conform to this presentation for all periods presented.  These required reclassifications of prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.  Revenues, the loss on operations before income taxes, income tax provision (benefit), and the loss from discontinued operations net of tax for the years ended December 31, 2008, 2007 and 2006 related to discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net Revenue	$7,463	$9,803	$19,128
Loss on operations, before tax	$(792)	$(1,522)	$(1,094)
Income tax provision (benefit)	$(676)	$(580)	$(420)
(Loss) gain on sale, net of tax	$(3,527)	$235	$(109)
Loss from discontinued operations, net of tax	$(3,643)	$(707)	$(783)

As of December 31, 2008, the Company owned two surgical facilities that are classified as discontinued operations.

6.  Goodwill and Intangible Assets

In accordance with SFAS No. 142, Accounting for Goodwill and Intangible Assets, the Company tests its goodwill and intangible assets for impairment at least annually, or more frequently if certain indicators arise.  The Company tests goodwill at the reporting unit level, which the Company concludes is the consolidated results of Symbion, Inc.  The Company completed the required annual impairment testing as of December 31, 2008, 2007 and 2006.

During 2008, the Company performed its impairment test by developing a fair value estimate of the business enterprise as of December 31, 2008 using a discounted cash flows approach and a market-based approach.  As the Company does not have publicly traded equity from which to derive a market value, an extensive assessment of peer company data was performed, whereby the Company selected comparable peers based on growth and leverage ratios, as well as industry specific characteristics.  Based on the comparable peer market trading data, the Company identified a reasonable estimate for the market trading price of the Company as of December 31, 2008.  This market-based approach was then compared to the discounted cash flows approach. The result of the Company’s annual goodwill impairment test at December 31, 2008 indicated no impairment.

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2007	$548,136
Purchase price allocations	13,581
Identified intangible assets	(19,570)
Disposals	(316)
Balance December 31, 2008	$541,831

The purchase price allocations of $13.6 million relate to the Company’s purchase of ownership interest in various surgical facilities during the year ended December 31, 2008, as well as a reduction of goodwill of $1.7 million related to the Merger, due to the adjustment of net assets acquired based on the valuation performed as of the date of the acquisition.  Disposals of goodwill relates to the Company’s sale of its interest in one surgery center during 2008.

The Company recorded intangible assets as a result of the Merger related to the certificates of need for certain of its facilities of $19.6 million, as of the date of the Merger.  These indefinite lived assets are not amortized, but have been assessed for possible impairment as part of the Company’s annual impairment analysis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

7.  Operating Leases

The Company leases office space and equipment for its surgical facilities, including surgical facilities under development.  The lease agreements generally require the lessee to pay all maintenance, property taxes, utilities and insurance costs.  The Company accounts for operating lease obligations and sublease income on a straight-line basis.  Contingent obligations of the Company are recognized when specific contractual measures have been met, which is typically the result of an increase in the Consumer Price Index.  Lease obligations paid in advance are included in prepaid rent.  The difference between actual lease payments and straight-line lease expense over the original lease term, excluding optional renewal periods, is included in deferred rent.

The future minimum lease payments under non-cancelable operating leases at December 31, 2008 are as follows (in thousands):

2009	$18,524
2010	17,796
2011	17,033
2012	15,765
2013	10,423
Thereafter	37,934
Total minimum lease payments	$117,475

Total rent and lease expense was $22.3 million, $19.3 million and $17.7 million for the periods ended December 31, 2008, 2007 and 2006, respectively.  The Company incurred rental expense of $4.6 million, $4.7 million and $4.5 million under operating leases with physician investors and an entity that is an affiliate of one of the Company’s former directors for the periods ended December 31, 2008, 2007 and 2006, respectively.

8.  Long-Term Debt

The Company’s long-term debt is summarized as follows (in thousands):

	December 31,
	2008	2007
Senior secured credit facility	$235,875	$249,375
Senior PIK toggle notes	184,635	—
Bridge facility	—	175,000
Notes payable to banks	24,030	8,817
Secured term loans	3,213	504
Capital lease obligations	5,064	3,258
	452,817	436,954
Less current maturities	(12,205)	(8,029)
	$440,612	$428,925

Senior Secured Credit Facility

On August 23, 2007, the Company entered into a new $350.0 million senior secured credit facility with a syndicate of banks.  The senior secured credit facility extends credit in the form of two term loans of $125.0 million each (the first, the “Tranche A Term Loan” and the second, the “Tranche B Term Loan”) and a $100.0 million revolving, swingline and letter of credit facility (the “Revolving Facility”).  The swingline facility is limited to $10.0 million and the swingline loans are available on a same-day basis.  The letter of credit facility is limited to $10.0 million.  The Company is the borrower under the senior secured credit facility, and all of its wholly owned subsidiaries are guarantors.  Under the terms of the senior secured credit facility, entities that become wholly owned subsidiaries must also guarantee the debt.

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

As of December 31, 2008, the amount outstanding under the senior secured credit facility was $235.9 million with an interest rate on the borrowings of 3.7%.  The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used.  The Company pays this fee quarterly.  As of December 31, 2008, the amount available under the Revolving Facility was $100.0 million.

Interest Rate Swap

In October 2007, the Company entered into an interest rate swap agreement to protect the Company against certain interest rate fluctuations of the LIBOR rate on $150.0 million of the Company’s variable rate debt under the senior secured credit facility, with Merrill Lynch Capital Service, Inc., as counterparty. The effective date of the interest rate swap was October 31, 2007, and it is scheduled to expire on October 31, 2010.  The interest rate swap effectively fixes the Company’s LIBOR interest rate on the $150.0 million of variable debt at a rate of 4.7%.

On January 1, 2008, the Company adopted the provisions of FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), with respect to the valuation of its interest rate swap agreement. The Company did not adopt the provisions of SFAS No. 157 as it relates to nonfinancial assets pursuant to FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. SFAS No. 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements.

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

The interest rate swap agreement exposes both parties of the swap instrument to credit risk in the event of non-performance by the counter-party.   As of December 31, 2008, the Company recorded a credit risk adjustment of $1.8 million to reduce the carrying value of the swap liability, reflecting the liability at fair value under SFAS No.157.

The Company does not hold or issue derivative financial instruments for trading purposes. The fair value of the Company’s interest rate swap at December 31, 2008 and December 31, 2007 reflected a liability of approximately $7.0 million and $3.6 million, respectively, and is included in other liabilities in the accompanying consolidated balance sheets. The interest rate swap reflects a liability balance as of December 31, 2008 and 2007 because of decreases in market interest rates since inception.

At inception, the Company designated the interest rate swap as a cash flow hedge instrument. The Company assesses the effectiveness of this cash flow hedge instrument on a quarterly basis.  Due to the significant changes in benchmark interest rates, the Company has elected, as of January 28, 2009, an interest term under the provisions of the hedged term debt agreement, different than the terms of the hedging instrument.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Company has determined that this benchmark interest rate swap would no longer result in effectiveness within an acceptable range under the guidance in SFAS No.133, on a prospective basis.  As of December 31, 2008 the Company determined the hedge instrument to be ineffective, and discontinued hedge accounting treatment.   As the hedging instrument and hedged debt had perfect terms match through December 31, 2008, no component of the swap value which is currently recorded in accumulated other comprehensive income (“AOCI”), was recognized into earnings during 2008.  In January 2009, the Company will begin recognizing a ratable portion of the $7.0 million in AOCI as additional interest expense, over the remaining life of the hedging instrument which expires October 31, 2010.  Also in January 2009, the Company will begin recording into earnings, the mark-to-market adjustment to reflect the fair value of the hedging instrument.

Senior PIK Toggle Notes

On June 3, 2008, the Company completed a private offering of $179.9 million aggregate principal amount of the 11.00%/11.75% Senior PIK Toggle Notes due 2015.  Interest on the Toggle Notes is due February 23 and August 23 of each year.  The Toggle Notes will mature on August 23, 2015.  For any interest period through August 23, 2011, the Company may elect to pay interest on the Toggle Notes (i) in cash, (ii) in kind, by increasing the principal amount of the notes or issuing new notes (referred to as “PIK interest”) for the entire amount of the interest payment or (iii) by paying interest on 50% of the principal amount of the Toggle Notes in cash and 50% in PIK interest.  Cash interest on the Toggle Notes will accrue at the rate of 11.0% per annum.  PIK interest on the Toggle Notes will accrue at the rate of 11.75% per annum.  The proceeds from the issuance of the Toggle Notes were used exclusively to repay the bridge facility.  The Company elects to pay cash interest or to exercise the PIK option in advance of the interest period.  Upon issuance of the Toggle Notes, the Company elected to exercise the PIK option by increasing the principal amount of the Toggle Notes in lieu of making scheduled interest payments of $4.7 million for the interest period through August 23, 2008.  On August 23, 2008, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 23, 2008 to February 23, 2009.  The Company has accrued the interest in other accrued expenses as of December 31, 2008.

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

As part of the private offering, the Company entered into a registration rights agreement with the initial purchasers in the private offering of Toggle Notes in which the Company agreed, among other things, to file a registration statement within 180 days of the issuance of the notes. On September 25, 2008, the Company filed a registration statement under the Securities Act of 1933, as amended, to register $184.6 million aggregate principal amount of Toggle Notes as well as the guarantee of each wholly owned subsidiary of the Company.  On November 12, 2008, the Company filed an amendment to the registration statement to, among other things, register an additional $75.4 million aggregate principal amount of Toggle Notes issuable if the Company elects to make payments of additional interest in kind by increasing the principal amount of the existing notes or issuing additional notes.  Pursuant to the registration statement, the Company exchanged its outstanding Toggle Notes for new 11.00%/11.75% Senior PIK Toggle Notes due 2015 with an aggregate principal amount of $184.6 million registered under the Securities Act of 1933, as amended. The newly issued Toggle Notes represent the same debt as the notes that were exchanged, and the Company issued the new Toggle Notes under the same indenture that governed the initial notes.

At December 31, 2008, the Company was in compliance with all covenants required by each long-term debt agreement.

Bridge Facility

The Company entered into an interim $175.0 million bridge loan credit agreement on August 23, 2007.  The loan was to mature on August 23, 2008 and bear interest at the bank’s base rate plus a margin of 3.0% or the Eurodollar rate plus an initial margin of 4.0%.  The margin increased by 0.5% per annum at the end of the interest period ending February 23, 2008.  All of the Company’s wholly owned subsidiaries were guarantors of the bridge facility.  During the first six months of 2008, prior to the retirement of the bridge facility, the Company elected to increase the principal amount of the bridge facility in lieu of making scheduled interest payments of $4.9 million.  As a result of this election, the interest rate increased by 75 basis points for those interest periods.  On June 3, 2008, the Company repaid the $179.9 million bridge facility with proceeds from the sale of the Toggle Notes (as defined above).

Notes Payable to Banks

Certain subsidiaries of the Company have outstanding bank indebtedness of $24.0 million which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.  The Company has guaranteed substantially all of this debt.

Capital Lease Obligations

The Company is liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at December 31, 2008 and 2007 was $5.1 million and $3.3 million, respectively.  The carrying value of the assets was $4.5 million and $4.1 million as of December 31, 2008 and 2007, respectively.

Other Long-Term Debt Information

Scheduled maturities of obligations as of December 31, 2008 are as follows (in thousands):

	Long-term Debt	Capital Lease Obligations	Total
2009	$13,233	$1,862	$15,095
2010	16,782	1,099	17,881
2011	26,554	985	27,539
2012	42,578	886	43,464
2013	50,959	232	51,191
Thereafter	297,647	—	297,647
	$447,753	$5,064	$452,817

9.  Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return.  The partnerships and limited liability companies file separate income tax returns.  The Company’s allocable portion of each partnership’s and limited liability company’s income or loss is included in the taxable income of the Company.  The remaining income or loss of each partnership and limited liability company is allocated to the other owners.  The Company made income tax payments of $409,000 and $8.3 million for the periods ended December 31, 2008 and 2007, respectively.

Income tax (benefit) expense from continuing operations is comprised of the following (in thousands):

	Year Ended December 31, 2008	August 24, 2007 to December 31, 2007	January 1, 2007 to August 23, 2007 (Predecessor)	January 1, 2007 to December 31, 2007 (Combined)	Year Ended December 31, 2006 (Predecessor)
Current:
Federal	$(1,756)	$(3,347)	$1,199	$(2,148)	$12,576
State	453	354	348	702	1,163
Deferred	14,559	2,217	2,469	4,686	(1,485)
Income tax (benefit) expense	$13,256	$(776)	$4,016	$3,240	$12,254

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income (loss) before taxes by the U.S. federal statutory rate of 35% was as follows (in thousands):

	Year Ended December 31, 2008	August 24, 2007 to December 31, 2007	January 1, 2007 to August 23, 2007 (Predecessor)	January 1, 2007 to December 31, 2007 (Combined)	Year Ended December 31, 2006 (Predecessor)
Tax at U.S. statutory rates	$(1,365)	$(1,307)	$798	$(509)	$11,153
State income taxes, net of federal tax benefit	993	(171)	90	(81)	227
Change in valuation allowance	14,137	402	193	595	887
Non-deductible transaction costs	—	—	2,947	2,947	—
Other	(509)	300	(12)	288	(13)
	$13,256	$(776)	$4,016	$3,240	$12,254

The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax liability are as follows at December 31 (in thousands):

	2008	2007
Deferred tax assets:
Depreciation	$—	$281
Accrued vacation and bonus	798	184
Net operating loss carryforwards	14,801	5,013
Deferred project costs	317	226
Deferred rent	—	452
Interest rate swap	2,518	1,399
Capital loss carryforward	5,729	2,994
SFAS123R	2,771	1,791
Other deferred assets	401	173
Total gross deferred tax assets	27,335	12,513
Less: Valuation allowance	(24,481)	(8,009)
Total deferred tax assets	2,854	4,504
Deferred tax liabilities:
Depreciation on property and equipment	(723)	—
Amortization of intangible assets	(2,364)	(2,575)
Basis differences of partnerships and joint ventures	(31,350)	(25,455)
Other liabilities	(600)	(686)
Total deferred tax liabilities	(35,037)	(28,716)
Net deferred tax liability	$(32,183)	$(24,212)

As of December 31, 2008, the Company has recorded current deferred tax assets and net non-current deferred tax liabilities of $825,000 and $33.0 million, respectively.  The Company had federal net operating loss carryforwards of $28.1 million as of December 31, 2008, which expire between 2027 and 2028.  The Company had state net operating loss carryforwards of $120.8 million as of December 31, 2008, which expire between 2009 and 2028.  The Company had capital loss carryforwards of $16.4 million as of December 31, 2008, which expire between 2009 and 2013.

The Company recorded a valuation allowance against deferred tax assets at December 31, 2008 and December 31, 2007 totaling $24.5 and $8.0 million, respectively, which represents an increase of approximately $16.5 million.  The valuation allowance has been provided for certain deferred tax assets, for which the Company believes it is more likely than not that the assets will not be realized.  During 2008, goodwill was reduced by approximately $122,000 as a result of the utilization of state net operating losses that relate to the predecessor and for which a valuation allowance was previously recorded.

The benefit for income taxes for the period ended August 23, 2007 includes approximately $8.1 million of transactions costs incurred related to the Merger that may not be deductible for tax purposes.  The treatment of these costs as non-deductible reduced the Company’s tax benefit and increased the tax expense for the period ended August 23, 2007.

For the year ended December 31, 2008, the Company recorded an income tax benefit of $677,000 related to discontinued operations.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  A reconciliation of the beginning and ending liability for gross unrecognized tax benefits at December 31, 2008 and 2007 is as follows (in thousands).

	2008	2007
Unrecognized tax benefits balance at January 1	$86	$43
Additions for tax positions of prior years	6	43
Reductions for settlements with taxing authorities	(48)	—
Unrecognized tax benefits balance at December 31	$44	$86

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2008 and 2007, the Company had approximately $6,000 and $19,000 of accrued interest related to uncertain tax positions, respectively.

Total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $44,000 as of December 31, 2008 and $86,000 as of December 31, 2007.  The tax years 2005 through 2008 remain open to examination by major taxing jurisdictions to which the Company is subject.

10.  Stock Options

Overview

SFAS No. 123(R) requires the Company to recognize, in the financial statements, the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards.  Prior to January 1, 2006, the Predecessor used the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for these equity instruments.  Under the intrinsic value method, the Predecessor recognized no compensation expense for options granted when the exercise price was equal to the market price of the underlying stock on the date of grant.  The exercise price of all of the options granted by the Predecessor has been equal to the fair market value of the Predecessor’s common stock on the date of grant.  Therefore, the Predecessor did not recognize any expense related to stock option grants in its financial statements prior to January 1, 2006.

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

The Company is a participant in the Symbion Holdings Corporation 2007 Equity Incentive Plan (the “2007 Plan”).  In connection with the Merger, certain members of Predecessor’s management rolled over 974,396 predecessor options into the 2007 Plan.  The rollover options were exchanged for 611,799 options under the 2007 Plan.  The conversion ratio was determined by the difference between $22.35, the share price paid to stockholders on the merger date, less the exercise price of each option, ignoring options with an exercise price greater than $22.35.  The aggregate sum of the difference for each option was divided by $8.50 to determine the number of rollover options.  The exercise price of each rollover option is $1.50 per share and the options expire on the expiration date of the original grants.

The Company’s stock option compensation expense estimate can vary in the future depending on many factors, including levels of options and awards granted in the future, forfeitures and when option or award holders exercise these awards and depending on whether performance targets are met and a liquidity event occurs.

There were no options granted during the year ended December 31, 2008, however 87,386 options included in the August 31, 2007 grant were issued to certain employees of the Company during the first quarter of 2008.  The estimated weighted average fair value of the time-vested options issued during the first quarter of 2008 was $4.78 and those issued during the period of 2007 after the Merger was $4.91, determined using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of the grant which was deemed to be zero, weighted average volatility of 42% for the options issued during the first quarter of 2008 as well as the options valued in the Successor period of 2007, and a weighted average risk free interest rate of 4.4% for both periods based on the implied yield on the United States Treasury zero-coupon issues with an expected life of 6.5 years.  The Company used an expected forfeiture rate of approximately 4% for both the options valued during 2008 and the options issued during the period of 2007 after the Merger.

On August 31, 2007, Holdings granted 1,302,317 time-vested options and 1,606,535 performance vested options to certain employees of the Company.  The maximum contractual term of the options is ten years, or earlier if the employee terminates employment before that time.  The time-vested options vest over a five-year period with 20% of the options vesting each year.  The Company’s policy is to recognize compensation expense over the straight line method.  The performance vested options shall vest and become exercisable upon a liquidity event and the obtainment of internal rate of return targets as defined in the 2007 Plan.  In accordance with SFAS No. 123 (R), no expense has been recorded in the statement of operations for the performance based shares as the conditions for vesting are not probable.

The Predecessor’s stock options vested over the related requisite service period, which was generally four years.  The maximum contractual term of the Predecessor’s options was either seven or ten years depending on the grant, or earlier if the employee terminates employment before that time.  The Predecessor historically granted stock options with an exercise price equal to the fair market value of the Predecessor’s common stock on the date of grant. As of August 23, 2007, all of the Predecessor options were either paid out as the result of the Merger or were rolled over and exchanged for new options of Holdings on August 23, 2007.  Additionally, all of the shares of restricted stock were paid out as the result of the Merger.

Valuation Methodology

The estimated weighted average fair value per share of the time-vested options at the date of grant for the periods from August 24 to December 31, 2007 was $4.91 and $6.91 from January 1 to August 23, 2007.  The estimated weighted average fair values of the options at the date of grant in 2006 and 2005 were $10.65 and $7.25 per share, respectively.  The fair values of the options were derived using the Black-Scholes option pricing model and requirements discussed in SFAS No. 123(R) and SFAS No. 123.  In applying the Black-Scholes option pricing model, the Company used the following assumptions:

•                  Weighted average risk-free interest rate.  The risk-free interest rate is used as a component of the fair value of stock options to take into account the time value of money.  For the risk-free interest rate, the Company uses the implied yield on United States Treasury zero-coupon issues with a remaining term equal to the expected life, in years, of the options granted.  The Company used a weighted average risk-free interest rate of 4.4% and 5.1% for the stock options valued during the period from August 24 to December 31, 2007 and the period January 1 to August 2007, respectively, and 4.6% for the year ended December 31, 2006.

•                  Expected volatility.  Volatility, for the purpose of stock-based compensation, is a measurement of the amount that a share price has fluctuated.  Expected volatility involves reviewing historical volatility and determining what, if any, change the share price will have in the future.  SFAS No. 123(R) recommended that companies such as Holdings, whose common stock is not publicly traded or had a limited public stock trading history, use average volatilities of similar entities.  As a result, the Company has used the average volatilities of some of its competitors as an estimate in determining stock option fair values.  The Company used an expected volatility of 42.0% for the period August 24 to December 31, 2007 and 32.6% for the period January 1 to August 23, 2007, and 35.8% for the stock options valued during the year ended December 31, 2006.

•                  Expected life, in years.  SFAS No. 123(R) requires that companies incorporate the expected life of the stock option.  A clear distinction is made between the expected life of the option and the contractual term of the option.  The expected life of the option is considered the amount of time, in years, that the option is expected to be outstanding before it is exercised.  Whereas, the contractual term of the stock option is the term the option is valid before it expires.  The Company used an expected life of 6.5 years for the August 31, 2007 grant and seven years for the period January 1 to August 23, 2007 and 6.5 years for the year ended December 31, 2006.

•                  Expected dividend yield.  Since issuing dividends will affect the fair value of a stock option, SFAS No. 123(R) requires companies to estimate future dividend yields or payments.  The Company has not historically issued dividends and does not intend to issue dividends in the future.  Therefore, the Company has used an expected dividend yield of zero for the years ended December 31, 2008, 2007 and 2006.

•                  Expected forfeiture rate.  The Company used an expected forfeiture rate of approximately 4% for the August 31, 2007 grant and 5% for the period January 1 to August 23, 2007 and approximately 3% for the year ended December 31, 2006.

Pro Forma Net Income

The Company recorded non-cash compensation expense of $2.1 million for the year ended December 31, 2008 and $409,000 for the period August 24, 2007 to December 31, 2007.  Non-cash compensation expense for the Predecessor was $10.4 million for the period January 1, 2007 to August 23, 2007 and $3.9 million for the year ended December 31, 2006.  After minority interest and the related tax benefit, the Company recorded a net impact of approximately $2.1 million for 2008, $250,000 for the period August 24, 2007 to December 31, 2007 and the Predecessor recorded a net impact of approximately $6.3 million for the period January 1, 2007 to August 23, 2007 and $2.3 million for the year ended December 31, 2006.  The Predecessor recorded a tax benefit of approximately $1.4 million related to its non-cash stock option compensation expense during 2006.

Outstanding Option Information

The following is a summary of option transactions from December 31, 2005 to the date of the Merger:

	Predecessor
	Number of Shares	Weighted Average Exercise Price
December 31, 2005	1,953,216	$15.19
Granted	450,875	23.74
Exercised	(347,703)	8.64
Expired	(108,602)	17.97
December 31, 2006	1,947,786	18.18
Granted	265,430	18.32
Exercised	(730,042)	16.60
Expired	(508,778)	22.75
Rolled over	(974,396)	17.41
August 23, 2007	—	—

For the year ended December 31, 2006, the Company received approximately $1.3 million from the exercise of stock options.  During 2006, stock options with an aggregate intrinsic value of approximately $3.9 million were exercised.  The intrinsic value represents the difference between the underlying estimated fair market value and the stock option’s exercise price.  At December 31, 2006, total non-cash compensation cost related to non-vested stock options was approximately $4.4 million, net of taxes.  The aggregate intrinsic value of options exercised for the period ended August 23, 2007 was $4.6 million.

The following is a summary of option transactions since the Merger on August 23, 2007:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
				(in thousands)		(in years)
Outstanding as of August 23, 2007	—	$—	$—	$—	$—	—
Rolled over	611,799	1.50	8.81	5,390	7.31	6.1
Granted	2,908,852	10.00	4.91	14,282	—	9.6
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2007	3,520,651	8.52	5.59	19,672	—	8.5
Exercisable at December 31, 2007	872,262	4.04	7.65	6,669	3.61	7.1
2008 Activity
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	78,527	—	—	—	—	—
Vested	275,213	10.00	4.90	1,349	—	8.6
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2008	3,442,124	8.49	5.60	19,287	—	7.8
Exercisable at December 31, 2008	1,147,475	5.47	6.99	8,017	1.52	6.6

As of December 31, 2008, the total compensation expense related to non-vested awards not yet recognized was $3.9 million.  This expense will be recognized over 3 years.

The following table summarizes information regarding the options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
		Weighted-
Exercise Prices	Outstanding as of December 31, 2008	Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of December 31, 2008	Weighted- Average Exercise Price
$1.50	611,799	5.10	$1.50	611,799	$1.50
10.00	2,830,325	8.60	10.00	535,676	10.00
	3,442,124	8.49	5.60	1,147,475	5.47

Total unvested share awards as of December 31, 2008 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
				(in thousands)		(in years)
Unvested at January 1, 2008	2,648,389	$10.00	$4.91	$13,004	—	9.6
Forfeited	78,527	—	—	—	—	—
Vested	275,213	10.00	4.90	1,349	—	8.6
Unvested at December 31, 2008	2,294,649	10.00	4.91	11,267	—	8.6

11.  Employee Benefit Plans

Symbion, Inc. 401(k) Plan

The Symbion, Inc. 401(k) Plan (the “401(k) Plan”) is a defined contribution plan whereby employees who have completed six months of service in which they have worked a minimum of 1,000 hours and are age 21 or older are eligible to participate.  Employees may enroll in the plan on either January 1 or July 1 of each year.  The 401(k) Plan allows eligible employees to make contributions of varying percentages of their annual compensation, up to the maximum allowed amounts by the Internal Revenue Service.  Eligible employees may or may not receive a match by the Company of their contributions.  The match varies depending on location and is determined prior to the start of each plan year.  Generally, employer contributions vest 20% after two years of service and continue vesting at 20% per year until fully vested.  The Company’s matching expense for the periods ended December 31, 2008, 2007 and 2006 was $1.1 million, $892,000 and $894,000, respectively.

Supplemental Retirement Savings Plan

The Company adopted the supplemental retirement savings plan (the “SERP”) in May 2005.  The SERP provides supplemental retirement alternatives to eligible officers and key employees of the Company by allowing participants to defer portions of their compensation.  Under the SERP, eligible employees may enroll in the plan before December 31 to be entered in the plan the following year.  Eligible employees may defer into the SERP up to 25% of their normal period payroll and up to 50% of their annual bonus.  If the enrolled employee contributes a minimum of 2% of his or her base salary into the SERP, the Company will contribute 2% of the enrolled employee’s base salary to the plan and has the option of contributing additional amounts.  Periodically, the enrolled employee’s deferred amounts are transferred to a plan administrator.  The plan administrator maintains separate non-qualified accounts for each enrolled employee to track deferred amounts.  On May 1 of each year, the Company is required to make its contribution to each enrolled employee’s account.  Compensation expense recorded by the Company related to the Company’s contribution to the SERP was $54,000, $46,000 and $53,000, for periods ended December 31, 2008, 2007 and 2006, respectively.

12.  Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred.  Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  SFAS No. 141(R) will apply to all of the Company’s acquisitions closed on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB No. 51”) to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Additionally, SFAS No. 160 changes the method by which the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.

SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary, including a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent.  SFAS No. 160 does not change ARB No. 51’s provisions related to consolidation purposes or consolidation policy, or the requirement that a parent consolidate all entities in which it has a controlling financial interest.  SFAS No. 160 does, however, amend certain of ARB No. 51’s consolidation procedures to make them consistent with the requirements of SFAS No. 141(R) as well as to provide definitions for certain terms and to clarify some terminology.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.  SFAS No. 160 will apply to the Company’s minority interests beginning on January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP 142-3 amends the factors that should be considered in determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of FSP 142-3 is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) “Business Combinations”, and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The adoption of FSP 142-3 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In November 2008, the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations  (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of EITF 08-6 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

13.  Commitments and Contingencies

Debt and Lease Guaranty on Non-consolidated Entities

The Company has guaranteed $3.0 million of operating lease payments of certain surgical facilities.  These operating leases typically have 10 year terms, with optional renewal periods.  As of December 31, 2008, the Company has also guaranteed $3.6 million of debt of six non-consolidating surgical facilities.  In the event that the Company meets certain financial and debt service benchmarks, the guarantees at these surgical facilities will expire between 2010 and 2012.

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

14.  Related Party Transactions

In addition to related party transactions discussed elsewhere in the notes to the accompanying consolidated financial statements, the consolidated financial statements include the following related party transactions.  On August 23, 2007, the Company entered into a ten year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, for the year ended December 31, 2008, has an asset of $649,650 that is included in prepaid expenses and other current assets.

As of December 31, 2008 and 2007, the Company has $560,000 and $905,000, respectively payable to physicians at one of our physician networks as a result of cash receipts in excess of expenditures for the related facilities.  These amounts are included in other accrued expenses.

15.  Selected Quarterly Financial Data (Unaudited)

The following is selected quarterly financial data for each of the four quarters in 2008 and 2007.  Quarterly results are not necessarily representative of operations for a full year.

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited and in thousands)
Revenues	$79,253	$84,361	$83,570	$84,716
Cost of revenues	54,380	56,011	57,539	57,514
Loss from continuing operations	(867)	(202)	(1,361)	(14,725)
Net loss	(1,081)	(2,011)	(1,829)	(15,877)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited and in thousands)
Revenues	$77,220	$76,670	$73,074	$77,341
Cost of revenues	50,952	51,003	52,133	52,564
Income (loss) from continuing operations	4,429	3,918	(11,487)	(1,555)
Net income (loss)	4,030	3,943	(11,657)	(1,718)

16.  Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries.  Presented below is condensed consolidating financial information for the Company and its subsidiaries as required by regulations of the Securities and Exchange Commission (“SEC”) in connection with the Company’s Toggle Notes that have been registered with the SEC.  The information segregates the parent company issuer, the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and consolidating adjustments.  The operating and investing activities of the separate legal entities are fully interdependent and integrated.  Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis.  All of the subsidiary guarantees are both full and unconditional and joint and several.

SYMBION, INC.

CONSOLIDATING BALANCE SHEET

December 31, 2008

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,369	$9,801	$27,663	$—	$41,833
Accounts receivable, net	—	654	34,053	—	34,707
Inventories	—	—	9,050	—	9,050
Prepaid expenses and other current assets	6,481	585	5,653	—	12,719
Due from related parties	78,735	—	—	(78,735)	—
Deferred Tax Asset - Current	825	—	—	—	825
Current assets of discontinued operations	—	—	1,104	—	1,104
Total current assets	90,410	11,040	77,523	(78,735)	100,238
Property and equipment, net	3,900	878	89,907	—	94,685
Goodwill and intangibles	561,401	—	—	—	561,401
Investments in and advances to affiliates	143,630	115,577	1,019	(245,694)	14,532
Other assets	11,345	85	445	—	11,875
Long-term assets of discontinued operations	—	—	833	—	833
Total assets	$810,686	$127,580	$169,727	$(324,429)	$783,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1	$53	$5,338	$—	$5,392
Accrued payroll and benefits	1,822	678	5,000	—	7,500
Due to related parties	—	27,030	51,705	(78,735)	—
Other accrued expenses	15,373	77	6,790	—	22,240
Current maturities of long-term debt	3,918	97	8,190	—	12,205
Current liabilities of discontinued operations	—	—	629	—	629
Total current liabilities	21,114	27,935	77,652	(78,735)	47,966
Long-term debt, less current maturities	417,137	80	23,395	—	440,612
Other liabilities	9,927	121	22,960	—	33,008
Deferred income tax payable	12,526	—	—	—	12,526
Long-term liabilities of discontinued operations	—	—	236	—	236
Minority interest	38,010	—	—	—	38,010
Stockholders’ equity	311,972	99,444	45,484	(245,694)	211,206
Total liabilities and stockholders’ equity	$810,686	$127,580	$169,727	$(324,429)	$783,564

SYMBION, INC.

CONSOLIDATING BALANCE SHEET

December 31, 2007

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13,019	$7,063	$24,574	$—	$44,656
Accounts receivable, net	—	1,162	32,796	—	33,958
Inventories	—	—	8,479	—	8,479
Prepaid expenses and other current assets	8,692	1,096	5,201	—	14,989
Due from related parties	60,646	—	—	(60,646)	—
Income tax receivable	4,053	—	—	—	4,053
Current assets of discontinued operations	—	—	1,064	—	1,064
Total current assets	86,410	9,321	72,114	(60,646)	107,199
Property and equipment, net	856	3,032	77,606	—	81,494
Goodwill	548,136	—	—	—	548,136
Investments in and advances to affiliates	227,397	139,565	2,627	(352,507)	17,082
Other assets	9,795	144	865	—	10,804
Long-term assets of discontinued operations	—	—	4,098	—	4,098
Total assets	$872,594	$152,062	$157,310	$(413,153)	$768,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75	$47	$5,202	$—	$5,324
Accrued payroll and benefits	554	590	6,125	—	7,269
Due to related parties	—	28,712	31,934	(60,646)	—
Other accrued expenses	8,258	1,580	4,845	—	14,683
Deferred income tax payable	170	—	—	—	170
Federal and state income tax payable	—	—	—	—	—
Current maturities of long-term debt	—	—	8,029	—	8,029
Current liabilities of discontinued operations	—	—	1,107	—	1,107
Total current liabilities	9,057	30,929	57,242	(60,646)	36,582
Long-term debt, less current maturities	424,375	15	4,535	—	428,925
Non current deferred income tax payable	24,042	—	—	—	24,042
Other liabilities	4,740	915	5,275	—	10,930
Long-term liabilities of discontinued operations	—	—	146	—	146
Minority interest	34,902	—	—	—	34,902
Stockholders’ equity	375,478	120,203	90,112	(352,507)	233,286
Total liabilities and stockholders’ equity	$872,594	$152,062	$157,310	$(413,153)	$768,813

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2008

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$19,448	$10,685	$317,441	$(15,674)	$331,900
Operating expenses:
Salaries and benefits	—	17,229	73,281	—	90,510
Supplies	—	923	66,639	—	67,562
Professional and medical fees	—	5,416	13,605	—	19,021
Rent and lease expense	—	2,032	20,275	—	22,307
Other operating expenses	—	3,658	22,386	—	26,044
Cost of revenues	—	29,258	196,186	—	225,444
General and administrative expense	23,923	—	—	—	23,923
Depreciation and amortization	280	492	14,403		15,175
Provision for doubtful accounts	—	262	3,599	—	3,861
Income on equity investments	—	(1,504)	—	—	(1,504)
Impairment and loss on disposal of long-lived assets	—	—	924	—	924
Litigation Settlements, net	—	—	893		893
Management fees	—	—	15,674	(15,674)	—
Equity in earnings of affiliates	38,274	—	—	(38,274)	—
Total operating expenses	62,477	28,508	231,679	(53,948)	268,716
Operating (loss) income	(43,029)	(17,823)	85,762	38,274	63,184
Minority interest in loss of consolidated subsidiaries	—	—	(23,657)	—	(23,657)
Interest (expense) income, net	(42,265)	294	(1,455)	—	(43,426)
(Loss) income before taxes and discontinued operations	(85,294)	(17,529)	60,650	38,274	(3,899)
Provision for income taxes	12,052	—	1,204	—	13,256
Loss (Income) from continuing operations	(97,346)	(17,529)	59,446	38,274	(17,155)
Loss from discontinued operations, net of taxes	—	—	(3,643)	—	(3,643)
Net (loss) income	$(97,346)	$(17,529)	$55,803	$38,274	$(20,798)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the period August 24, 2007 to December 31, 2007

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$5,932	$3,590	$101,941	$(4,823)	$106,640
Operating expenses:
Salaries and benefits	—	1,560	28,203	—	29,763
Supplies	—	299	21,633	—	21,932
Professional and medical fees	—	304	6,164	—	6,468
Rent and lease expense	—	215	6,823	—	7,038
Other operating expenses	—	143	8,467	—	8,610
Cost of revenues	—	2,521	71,290	—	73,811
General and administrative expense	7,912	—	—	—	7,912
Depreciation and amortization	184	360	4,188	—	4,732
Provision for doubtful accounts	—	63	1,695	—	1,758
Income on equity investments	—	(21)	—	—	(21)
Impairment and (gain) loss on disposal of long-lived assets	2	(275)	7	—	(266)
Management fees	—	—	4,823	(4,823)	—
Equity in earnings of affiliates	(11,218)	—	—	11,218	—
Total operating expenses	(3,120)	2,648	82,003	6,395	87,926
Operating income (loss)	9,052	942	19,938	(11,218)	18,714
Minority interest in loss of consolidated subsidiaries	—	—	(7,685)	—	(7,685)
Interest (expense) income, net	(14,006)	1,486	(2,243)	—	(14,763)
(Loss) income before taxes and discontinued operations	(4,954)	2,428	10,010	(11,218)	(3,734)
(Benefit) provision for income taxes	(1,727)	—	951	—	(776)
(Loss) income from continuing operations	(3,227)	2,428	9,059	(11,218)	(2,958)
Loss from discontinued operations, net of taxes	—	—	(269)	—	(269)
Net (loss) income	$(3,227)	$2,428	$8,790	$(11,218)	$(3,227)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the period January 1, 2007 to August 23, 2007

	PREDECESSOR
	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$10,984	$6,673	$188,874	$(8,866)	$197,665
Operating expenses:
Salaries and benefits	—	2,792	51,256	—	54,048
Supplies	—	411	38,692	—	39,103
Professional and medical fees	—	267	11,853	—	12,120
Rent and lease expense	—	347	11,950	—	12,297
Other operating expenses	—	245	15,028	—	15,273
Cost of revenues	—	4,062	128,779	—	132,841
General and administrative expense	23,961	—	—	—	23,961
Depreciation and amortization	396	211	7,313	—	7,920
Provision for doubtful accounts	—	98	2,593	—	2,691
Loss on equity investments	—	5	—	—	5
Impairment and (gain) loss on disposal of long-lived assets	(1,453)	(113)	1,289	—	(277)
Management fees	—	—	8,866	(8,866)	—
Equity in earnings of affiliates	(28,272)	—	—	28,272	—
Proceeds from insurance and litigation settlements, net	—	—	(161)	—	(161)
Merger transaction expenses	7,522	—	—	—	7,522
Total operating expenses	2,154	4,263	148,679	19,406	174,502
Operating (loss) income	8,830	2,410	40,195	(28,272)	23,163
Minority interest in loss of consolidated subsidiaries	—	—	(15,656)	—	(15,656)
Interest (expense) income, net	(6,322)	2,589	(1,495)	—	(5,228)
Income (loss) before taxes and discontinued operations	2,508	4,999	23,044	(28,272)	2,279
Provision (benefit) for income taxes	4,683	—	(667)	—	4,016
(Loss) income from continuing operations	(2,175)	4,999	23,711	(28,272)	(1,737)
Loss from discontinued operations, net of taxes	—	—	(438)	—	(438)
Net (loss) income	$(2,175)	$4,999	$23,273	$(28,272)	$(2,175)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2006

	Predecessor
	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$17,175	$9,407	$272,420	$(13,615)	$285,387
Operating expenses:
Salaries and benefits	—	3,862	71,087	—	74,949
Supplies	—	545	54,429	—	54,974
Professional and medical fees	—	405	14,099	—	14,504
Rent and lease expense	—	412	17,261	—	17,673
Other operating expenses	—	302	19,548	—	19,850
Cost of revenues	—	5,526	176,424	—	181,950
General and administrative expense	24,407	—	—	—	24,407
Depreciation and amortization	746	917	10,250	—	11,913
Provision for doubtful accounts	—	213	3,739	—	3,952
Income on equity investments	—	(2,423)	—	—	(2,423)
Impairment and (gain) loss on disposal of long-lived assets	48	160	(854)	—	(646)
Management fees	—	—	13,615	(13,615)	—
Equity in earnings of affiliates	(46,055)	—	—	46,055	—
Proceeds from insurance and litigation settlements, net	—	—	(998)	—	(998)
Total operating expenses	(20,854)	4,393	202,176	32,440	218,155
Operating income (loss)	38,029	5,014	70,244	(46,055)	67,232
Minority interest in loss of consolidated subsidiaries	—	(22)	(28,272)	—	(28,294)
Interest (expense) income, net	(7,558)	6	444	—	(7,108)
Income (loss) before taxes and discontinued operations	30,471	4,998	42,416	(46,055)	31,830
Provision for income taxes	11,678	—	576	—	12,254
Income (loss) from continuing operations	18,793	4,998	41,840	(46,055)	19,576
Loss from discontinued operations, net of taxes	—	—	(783)	—	(783)
Net income (loss)	$18,793	$4,998	$41,057	$(46,055)	$18,793

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2008

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(97,346)	$(17,529)	$55,803	$38,274	$(20,798)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	280	492	14,403	—	15,175
Amortization of deferred financing costs	4,477	—	—	—	4,477
Non-cash payment-in-kind interest option	9,753	—	—	—	9,753
Non-cash stock option compensation expense	2,114	—	—	—	2,114
Non-cash losses	—	—	924	—	924
Minority interests in income of consolidated subsidiaries	—	—	23,657	—	23,657
Deferred income taxes	13,718	—	—	—	13,718
Distributions to minority partners	—	—	(23,423)	—	(23,423)
Equity in earnings of affiliates, net of distributions received	38,274	—	—	(38,274)	—
Income on equity investments	—	333	—	—	333
Provision for doubtful accounts	—	262	3,599	—	3,861
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(3,536)	—	(3,536)
Income taxes payable	1,959	—	—	—	1,959
Other assets and liabilities	24,203	19,180	(36,397)	—	6,986
Net cash (used in) provided by operating activities — continuing operations	(2,568)	2,738	35,030	—	35,200
Net cash provided by operating activities —discontinued operations	—	—	3,600	—	3,600
Net cash (used in) provided by operating activities	(2,568)	2,738	38,630	—	38,800
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	—	(15,695)	—	(15,695)
Purchases of property and equipment, net	(580)	—	(15,069)	—	(15,649)
Change in other assets	(1,504)	—	—	—	(1,504)
Net cash used in investing activities —continuing operations	(2,084)	—	(30,764)	—	(32,848)
Net cash used in investing activities —discontinued operations	—	—	(358)	—	(358)
Net cash used in investing activities	(2,084)		(31,122)	—	(33,206)
Cash flows from financing activities:
Principal payments on long-term debt	(13,513)	—	(5,162)	—	(18,675)
Proceeds from debt issuances	12,639	—	852	—	13,491
Repayment of bridge facility	(179,937)	—	—	—	(179,937)
Payment of debt issuance costs	(4,739)	—	—	—	(4,739)
Proceeds from issuance of Toggle Notes	179,937	—	—	—	179,937
Change in other long-term liabilities	1,615	—	41	—	1,656
Net cash used in financing activities — continuing operations	(3,998)	—	(4,269)	—	(8,267)
Net cash used in financing activities —discontinued operations	—	—	(150)	—	(150)
Net cash used in financing activities	(3,998)	—	(4,419)	—	(8,417)
Net (decrease) increase in cash and cash equivalents	(8,650)	2,738	3,089	—	(2,823)
Cash and cash equivalents at beginning of period	13,019	7,063	24,574	—	44,656
Cash and cash equivalents at end of period	$4,369	$9,801	$27,663	$—	$41,833

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from August 24, 2007 through December 31, 2007

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(3,227)	$2,428	$8,790	$(11,218)	$(3,227)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	184	360	4,188	—	4,732
Non-cash stock option compensation expense	409	—	—	—	409
Amortization of deferred financing costs	1,872	—	—	—	1,872
Non-cash gains and losses	2	(275)	304	—	31
Minority interests	—	—	7,685	—	7,685
Deferred income taxes	2,217	—	—	—	2,217
Distributions to minority partners	—	—	(7,301)	—	(7,301)
Equity in earnings of affiliates	(11,218)	—	—	11,218	—
Income on equity investments	—	(21)	—	—	(21)
Provision for doubtful accounts	—	63	1,695	—	1,758
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(90)	—	(90)
Income tax receivable	7,018	—	—	—	7,018
Other assets and liabilities	(5,421)	1,808	1,712	—	(1,901)
Net cash (used in) provided by operating activities — continuing operations	(8,164)	4,363	16,983	—	13,182
Net cash provided by operating activities — discontinued operations	—	—	849	—	849
Net cash (used in) provided by operating activities	(8,164)	4,363	17,832	—	14,031
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	—	(9,815)	—	(9,815)
Purchases of property and equipment, net	(306)	—	(6,642)	—	(6,948)
Change in other assets	—	(661)	(180)	—	(841)
Net cash used in investing activities — continuing operations	(306)	(661)	(16,637)	—	(17,604)
Net cash used in investing activities — discontinued operations	—	—	(24)	—	(24)
Net cash used in investing activities	(306)	(661)	(16,661)	—	(17,628)
Cash flows from financing activities:
Principal payments on long-term debt	(625)	—	(867)	—	(1,492)
Proceeds from debt issuances	—	—	50	—	50
Proceeds from capital contributions by minority partners	—	—	756	—	756
Payment of merger costs incurred by Symbion Holdings, LLC	(445)	—	—	—	(445)
Change in other long-term liabilities	(513)	—	(439)	—	(952)
Net cash used in financing activities — continuing operations	(1,583)	—	(500)	—	(2,083)
Net cash used in financing activities — discontinued operations	—	—	(11)	—	(11)
Net cash used in financing activities	(1,583)	—	(511)	—	(2,094)
Net (decrease) increase in cash and cash equivalents	(10,053)	3,702	660	—	(5,691)
Cash and cash equivalents at beginning of period	23,072	3,361	23,914	—	50,347
Cash and cash equivalents at end of period	$13,019	$7,063	$24,574	$—	$44,656

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1 to August 23, 2007

	Predecessor
	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(2,175)	$4,999	$23,273	$(28,272)	$(2,175)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	396	211	7,313	—	7,920
Non-cash stock option compensation expense	9,367	—	970	—	10,337
Amortization of deferred financing costs	322	—	—	—	322
Non-cash gains and losses	(1,453)	(6,008)	7,156	—	(305)
Minority interests	—	—	15,656	—	15,656
Deferred income taxes	13,637	—	—	—	13,637
Distributions to minority partners	—	—	(17,185)	—	(17,185)
Equity in earnings of affiliates	(28,272)	—	—	28,272	—
Loss on equity investments	—	5	—	—	5
Provision for doubtful accounts	—	98	2,593	—	2,691
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(166)	—	(166)
Income tax receivable	(10,402)	—	—	—	(10,402)
Other assets and liabilities	(1,977)	—	(3,109)	—	(5,086)
Net cash (used in) provided by operating activities — continuing operations	(20,557)	(695)	36,501	—	15,249
Net cash provided by operating activities — discontinued operations	—	—	462	—	462
Net cash (used in) provided by operating activities	(20,557)	(695)	36,963	—	15,711
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	—	(14,981)	—	(14,981)
Purchases of property and equipment, net	—	—	(7,664)	—	(7,664)
Change in other assets	—	—	1,401	—	1,401
Net cash used in investing activities — continuing operations	—	—	(21,244)	—	(21,244)
Net cash used in investing activities — discontinued operations	—	—	(36)	—	(36)
Net cash used in investing activities	—	—	(21,280)	—	(21,280)
Cash flows from financing activities:
Principal payments on long-term debt	(159,500)	—	(2,055)	—	(161,555)
Proceeds from debt issuances	455,500	—	3,097	—	458,597
Payment of debt issuance costs	(12,544)	—	—	—	(12,544)
Proceeds from capital contributions by minority partners	—	—	2,241	—	2,241
Payment of merger costs incurred by Symbion Holdings, LLC	(6,528)	—	—	—	(6,528)
Cash paid to shareholders	(490,510)	—	—	—	(490,510)
Change in other long-term liabilities	17,786	2,592	(20,128)	—	250
Net proceeds from issuance of common stock	239,085	—	—	—	239,085
Net cash provided by (used in) financing activities — continuing operations	43,289	2,592	(16,845)	—	29,036
Net cash used in financing activities — discontinued operations		—	(29)	—	(29)
Net cash provided by (used in) financing activities	43,289	2,592	(16,874)	—	29,007
Net increase (decrease) in cash and cash equivalents	22,732	1,897	(1,191)	—	23,438
Cash and cash equivalents at beginning of period	340	1,464	25,105	—	26,909
Cash and cash equivalents at end of period	$23,072	$3,361	$23,914	$—	$50,347

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2006

	Predecessor
	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$18,793	$4,998	$41,057	$(46,055)	$18,793
Adjustments to reconcile net income (loss) net cash from operating activities:
Depreciation and amortization	746	917	10,250	—	11,913
Non-cash stock option compensation expense	3,533	—	332	—	3,865
Amortization of deferred financing costs	506	—	—	—	506
Non-cash gains and losses	48	(533)	(160)	—	(645)
Minority interests	28,294	—	—	—	28,294
Deferred income taxes	(1,556)	—	—	—	(1,556)
Distributions to minority partners	(25,447)	—	—	—	(25,447)
Equity in earnings of affiliates	(46,055)	—	—	46,055	—
Income on equity investments	—	(2,423)	—	—	(2,423)
Provision for doubtful accounts	—	213	3,739	—	3,952
Excess tax benefit from share-based compensation	(201)	—	—	—	(201)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	1,863	(4,818)	—	(2,955)
Other assets and liabilities	(34,181)	(5,446)	36,432	—	(3,195)
Net cash (used in) provided by operating activities — continuing operations	(55,520)	(411)	86,832	—	30,901
Net cash provided by operating activities — discontinued operations	—	—	2,423	—	2,423
Net cash (used in) provided by operating activities	(55,520)	(411)	89,255	—	33,324
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	—	(47,094)	—	(47,094)
Purchases of property and equipment, net	(5,858)	—	(8,320)	—	(14,178)
Change in other assets	(2,376)	(949)	111	—	(3,214)
Net cash used in investing activities — continuing operations	(8,234)	(949)	(55,303)	—	(64,486)
Net cash used in investing activities — discontinued operations	—	—	(1,601)	—	(1,601)
Net cash used in investing activities	(8,234)	(949)	(56,904)	—	(66,087)
Cash flows from financing activities:
Principal payments on long-term debt	(52,500)	—	(2,232)	—	(54,732)
Proceeds from debt issuances	85,500	—	101	—	85,601
Proceeds from capital contributions by minority partners	—	—	1,488	—	1,488
Change in other long-term liabilities	29,067	(2,048)	(28,310)	—	(1,291)
Proceeds from issuance of common stock	1,347	—	—	—	1,347
Net cash provided by (used in) financing activities — continuing operations	63,414	(2,048)	(28,953)	—	32,413
Net cash used in financing activities — discontinued operations	—	—	(54)	—	(54)
Net cash provided by (used in) financing activities	63,414	(2,048)	(29,007)	—	32,359
Net should read net cash provided by (used in) (decrease) increase in cash and cash equivalents	(340)	(3,408)	3,344	—	(404)
Cash and cash equivalents at beginning of year	680	4,872	21,761	—	27,313
Cash and cash equivalents at end of year	$340	$1,464	$25,105	$—	$26,909

16.  Subsequent Events

In January 2009, we opened the surgical facility under development as of December 31, 2008.

In February 2009, we closed our facility in Englewood, Colorado.  We have recorded a liability of $4.0 million related to certain shut-down costs including the net future contractual obligations under our operating lease agreement at this surgical facility, before consideration of potential sublease income.  These charges have been recorded in the first quarter of 2009.

Effective February 28, 2009, we entered into a separation agreement and disposed of our investment in our Fairview Maple Grove Surgery Center (Maple Grove, Minnesota).  This disposal had no impact on our results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2009	SYMBION, INC.

	By:	/s/ Richard E. Francis, Jr.
Richard E. Francis, Jr. Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Francis, Jr.	Chairman of the Board, Chief Executive Officer and Director
Richard E. Francis, Jr.	(Principal Executive Officer)	March 30, 2009

/s/ Teresa F. Sparks	Senior Vice President of Financial and Chief Financial Officer
Teresa F. Sparks	(Principal Financial and Accounting Officer)	March 30, 2009

/s/ Clifford G. Adlerz
Clifford G. Adlerz	President, Chief Operating Officer and Director	March 30, 2009

/s/ Thomas S. Murphy, Jr.
Thomas S. Murphy, Jr.	Director	March 30, 2009

/s/ Robert V. Delaney
Robert V. Delaney	Director	March 30, 2009

/s/ Quentin Chu
Quentin Chu	Director	March 30, 2009

/s/ Kurt E. Bolin
Kurt E. Bolin	Director	March 30, 2009

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report covering the last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent, or will be furnished subsequent to the filing of this Annual Report on Form 10-K, to the registrant’s security holders.

Exhibit Index

No.	Description
2	Agreement and Plan of Merger, dated as of April 24, 2007, by and among Symbol Acquisition, L.L.C., Symbol Merger Sub, Inc. and Symbion, Inc. (a)
3.1	Amended Certificate of Incorporation of Symbion, Inc. (b)
3.2	Amended and Restated Bylaws of Symbion, Inc. (b)
4.1	Indenture, dated as of June 3, 2008, among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (b)
4.2	Form of Notes (included in Exhibit 4.1)
4.3

Registration Rights Agreement, dated as of June 3, 2007, among Symbion, Inc., the subsidiaries of Symbion, Inc. party thereto as guarantors, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Greenwich Capital Markets, Inc. (b)

4.4	First Supplemental Indenture, dated as of September 18, 2008 among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (b)
10.1	Employment Agreement, dated August 23, 2007, between Symbion, Inc. and Richard E. Francis, Jr.(b) (g)
10.2	Employment Agreement, dated August 23, 2007, between Symbion, Inc. and Clifford G. Adlerz (b) (g)
10.3

Credit Agreement, dated as of August 23, 2007, among Symbol Holdings Corporation, Symbol Merger Sub, Inc., the Lenders party thereto from time to time, Merrill Lynch Capital Corporation as Administrative Agent and Collateral Agent, Bank of America, N.A. as Syndication Agent, The Royal Bank of Scotland PLC and Fifth Third Bank as Co-Documentation Agents, and Merrill Lynch & Co., Merrill, Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC as Joint Lead Arrangers and Joint Lead Bookrunners (b)

10.4	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (c)
10.5	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (d)
10.6	Symbion Holdings Corporation 2007 Equity Incentive Plan (b) (g)
10.7	Symbion, Inc. Executive Change in Control Severance Plan (b) (g)
10.8	Symbion Holdings Corporation Compensatory Equity Participation Plan (b) (g)
10.9	Shareholders Agreement, dated as of August 23, 2007, among Symbion Holdings Corporation and the stockholders of Symbion Holdings Corporation and other persons named therein (b)
10.10	Advisory Services and Monitoring Agreement, dated as of August 23, 2007, among Symbion, Inc., Symbion Holdings Corporation and Crestview Advisors, L.L.C. (b)
10.11	Form of Employee Contribution Agreement (b)
10.12	Symbion, Inc. Supplemental Executive Retirement Plan (e) (g)
10.13	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc. (f)
10.14	Interest Rate Swap Agreement, dated October 31, 2007, between Symbion, Inc. and Merrill Lynch Capital Services, Inc.
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)          Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 24, 2007 (File No. 000-50574)

(b)         Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (Registration No. 333-153678)

(c)          Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554)

(d)         Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574)

(e)          Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50574)

(f)            Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed August 2, 2005 (File No. 000-50574)

(g)         Compensation plan or arrangement