Form 10-Q
period 2009-03-31
SYMBION INC/TN
filed 2009-05-13
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

None of the registrant’s common stock is held by non-affiliates.

As of May 13, 2009, 1,000 shares of the registrant’s common stock were outstanding.

SYMBION, INC.

FORM 10-Q

MAY 13, 2009

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and March 31, 2008 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2009 and the three months ended March 31, 2008	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and March 31, 2008 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 6.	Exhibits	36

Signatures		37

Item 1.  Financial Statements

SYMBION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$48,055	$41,833
Accounts receivable, less allowance for doubtful accounts of $13,478 and $14,587, respectively	34,956	34,707
Inventories	9,133	9,050
Prepaid expenses and other current assets	10,036	12,719
Deferred tax asset	421	825
Current assets of discontinued operations	557	1,104
Total current assets	103,158	100,238
Land	2,938	2,938
Buildings and improvements	53,407	53,847
Furniture and equipment	51,325	49,093
Computers and software	3,741	2,864
	111,411	108,742
Less accumulated depreciation	(17,915)	(14,057)
Property and equipment, net	93,496	94,685
Intangible assets	19,570	19,570
Goodwill	541,381	541,831
Investments in and advances to affiliates	14,098	14,532
Other assets	11,603	11,875
Long-term assets of discontinued operations	625	833
Total assets	$783,931	$783,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,079	$5,392
Accrued payroll and benefits	6,763	7,500
Other accrued expenses	15,568	22,240
Current maturities of long-term debt	13,634	12,205
Current liabilities of discontinued operations	1,094	629
Total current liabilities	43,138	47,966
Long-term debt, less current maturities	448,050	440,612
Deferred income tax payable	34,135	33,008
Other liabilities	12,455	12,526
Long-term liabilities of discontinued operations	4,241	236

Noncontrolling interests – redeemable	27,820	27,502

Stockholders’ equity:
Common stock, 1,000 shares, $0.01 par value, authorized, issued and outstanding at March 31, 2009 and at December 31, 2008	—	—
Additional paid-in-capital	241,139	240,815
Accumulated other comprehensive loss	(4,932)	(5,584)
Retained deficit	(33,038)	(24,025)
Total Symbion Inc. stockholders’ equity	203,169	211,206
Noncontrolling interests – non-redeemable	10,923	10,508
Total equity	214,092	221,714
Total liabilities and stockholders’ equity	$783,931	$783,564

See notes to unaudited condensed consolidated financial statements.

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Revenues	$84,171	$79,253
Operating expenses:
Salaries and benefits	23,026	21,876
Supplies	16,924	16,153
Professional and medical fees	4,831	4,616
Rent and lease expense	5,896	5,435
Other operating expenses	6,739	6,300
Cost of revenues	57,416	54,380
General and administrative expense	5,876	6,701
Depreciation and amortization	4,352	3,516
Provision for doubtful accounts	935	127
Income on equity investments	(186)	(185)
Impairment and loss on disposal of long–lived assets	52	194
Gain on sale of long-lived assets	(297)	(158)
Litigation settlements, net	(88)	—
Total operating expenses	68,060	64,575
Operating income	16,111	14,678
Interest expense, net	(11,046)	(10,084)
Income before income taxes and discontinued operations	5,065	4,594
Provision (benefit) for income taxes	1,327	(428)
Income from continuing operations	3,738	5,022
Loss from discontinued operations, net of taxes	(6,232)	(214)
Net (loss) income	(2,494)	4,808
Less: Net income attributable to noncontrolling interests	(6,519)	(5,889)
Net loss attributable to Symbion, Inc.	$(9,013)	$(1,081)

See notes to unaudited condensed consolidated financial statements.

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Symbion, Inc.
				Accumulated
				Other		Noncontrolling
	Common Stock		Additional	Comprehensive		Interests
	Shares	Amount	Paid-in Capital	Loss	Retained Deficit	Non-redeemable	Total
Balance at December 31, 2007	1,000	$—	$238,701	$(2,188)	$(3,227)	$12,074	$245,360
Net loss	—	—	—	—	(1,081)	4,365	3,284
Amortized compensation expense related to stock options	—	—	1,144	—	—	—	1,144
Unrealized loss on interest rate swap, net of taxes	—	—	—	(2,926)	—	—	(2,926)
Distributions to noncontrolling interest partners	—	—	—	—	—	(3,115)	(3,115)
Acquisition and disposal of shares to noncontrolling interests	—	—	—	—	—	(1,379)	(1,379)
Other	—	—	—	—	—	1,180	1,180
Balance at March 31, 2008	1,000	$—	$239,845	$(5,114)	$(4,308)	$13,125	$243,548

Balance at December 31, 2008	1,000	$—	$240,815	$(5,584)	$(24,025)	$10,508	$221,714
Net loss	—	—	—	—	(9,013)	4,560	(4,453)
Amortized compensation expense related to stock options	—	—	324	—	—	—	324
Recognition of interest rate swap liability to earnings	—	—	—	1,009	—	—	1,009
Distributions to noncontrolling interest partners	—	—	—	—	—	(4,461)	(4,461)
Acquisition and disposal of shares of noncontrolling interests	—	—	—	—	—	343	343
Other	—	—	—	(357)	—	(27)	(384)
Balance at March 31, 2009	1,000	$—	$241,139	$(4,932)	$(33,038)	$10,923	$214,092

See notes to unaudited condensed consolidated financial statements.

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(2,494)	$4,808
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations	6,232	214
Depreciation and amortization	4,352	3,516
Amortization of deferred financing costs	499	1,313
Non-cash payment-in-kind interest option	5,556	2,535
Non-cash stock option compensation expense	324	1,144
Non-cash recognition of other comprehensive income into earnings	732	—
Non–cash (gains) losses	(245)	36
Deferred income taxes	1,876	(2,629)
Equity in earnings of unconsolidated affiliates, net of distributions received	125	199
Provision for doubtful accounts	935	127
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(998)	595
Income taxes payable	1,762	2,555
Other assets and liabilities	(123)	(1,788)
Net cash provided by operating activities — continuing operations	18,533	12,625
Net cash used in operating activities — discontinued operations	(254)	(239)
Net cash provided by operating activities	18,279	12,386

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(9,865)
Purchases of property and equipment, net	(2,595)	(2,779)
Payments from unit activity	(416)	—
Change in other assets	(245)	2,750
Net cash used in investing activities — continuing operations	(3,256)	(9,894)
Net cash provided by investing activities — discontinued operations	1	—
Net cash used in investing activities	(3,255)	(9,894)

Cash flows from financing activities:
Principal payments on long-term debt	(2,188)	(9,473)
Proceeds from debt issuances	—	925
Payment of debt issuance costs	(203)	—
Distributions to noncontrolling interest partners	(6,102)	(5,272)
Proceeds from unit activity	584	219
Other financing activities	(889)	759
Net cash used in financing activities — continuing operations	(8,798)	(12,842)
Net cash (used in) provided by financing activities — discontinued operations	(4)	27
Net cash used in financing activities	(8,802)	(12,815)
Net increase (decrease) in cash and cash equivalents	6,222	(10,323)
Cash and cash equivalents at beginning of period	41,833	44,656
Cash and cash equivalents at end of period	$48,055	$34,333

See notes to unaudited condensed consolidated financial statements.

SYMBION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1.  Organization

Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and physician groups, hospitals and hospital systems.  As of March 31, 2009, the Company owned and operated 58 surgical facilities, including 55 ambulatory surgery centers and three surgical hospitals, and managed nine additional ambulatory surgery centers and two physician networks.  The Company owns a majority ownership interest in 36 of the 58 surgical facilities and consolidates 51 of these surgical facilities for financial reporting purposes, of which 50 are included in continuing operations.

On August 23, 2007, the Company was acquired by an investment group led by an affiliate of Crestview Partners, L.P. (“Crestview”).  As a result of this merger (the “Merger”), the Company no longer has publicly traded equity securities.  The Company is a wholly owned subsidiary of Symbion Holdings Corporation (“Holdings”), which is owned by an investor group that includes affiliates of Crestview, members of the Company’s management and other investors.

2.  Significant Accounting Policies and Practices

(a)                                  Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and accompanying footnotes.  Examples include, but are not limited to, estimates of accounts receivable allowances, professional and general liabilities and the estimate of deferred tax assets or liabilities.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All adjustments are of a normal, recurring nature.  Actual results could differ from those estimates.

(b)                                  Adoption of New Accounting Standard

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 requires, among other items, that a noncontrolling interest be included within equity separate from the parent’s equity; consolidated net income be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares; and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all be on the consolidated statement of operations.  The implementation of SFAS No. 160 also results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities.  Those changes to the statement of cash flows include: a) distributions to noncontrolling interest partners were previously recorded as an operating activity, which is now included in the financing activities section, and b) acquisitions or sales of equity interests in consolidated subsidiaries in which there were no change of control were previously recorded in the investing section, and are now presented as financing activities.

The Company could be obligated, under the terms of the partnership and operating agreements governing its joint ventures, upon the occurrence of various fundamental regulatory changes, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership structure illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions, and the income attributable to those interests, have been classified outside of equity on the Company’s consolidated balance sheets.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business.  The physician limited partners and physician minority members of the entities that the Company controls are responsible for the supervision and delivery of medical services.  The governance rights of limited partners and minority members are restricted to those that protect their financial interests.  Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breaches of the partnership or operating agreement, gross negligence or bankruptcy.  These protective rights do not preclude consolidation of the respective partnerships and limited liability companies.  The condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (as amended).  The variable interest entities are surgical facilities located in the states of Florida and New York.  With regard to the New York facility, the Company is the primary beneficiary due to the level of variability within the management service agreement as well as the obligation and likelihood of absorbing the majority of expected gains and losses.  Regarding the Florida facility, the Company has fully guaranteed debt obligations.  The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected gains and losses.  The accompanying condensed consolidated balance sheets at March 31, 2009 and December 31, 2008 include assets of $15.3 million and $17.6 million, respectively, and liabilities of $4.8 million and $5.7 million, respectively, related to the variable interest entities.  All significant intercompany balances and transactions are eliminated in consolidation.

Accounts Receivable

Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients.  The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there is significant credit risk associated with these government agencies.  Concentration of credit risk with respect to other payors is limited because of the large number of such payors.  Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value.  The Company does not require collateral for private pay patients.  Accounts receivable at March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009 (Unaudited)	December 31, 2008
Surgical facilities	$34,111	$34,057
Physician networks	845	650
Total	$34,956	$34,707

The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgical facilities as of March 31, 2009 and December 31, 2008:

	March 31, 2009 (Unaudited)	December 31, 2008
Private insurance	53%	59%
Government	19	15
Self-pay	15	15
Other	13	11
Total	100%	100%

The Company’s policy is to review the standard aging schedule, by surgical facility, to determine the appropriate allowance for doubtful accounts.  Patient account balances are reviewed for delinquency based on contractual terms.  This review is supported by an analysis of the actual net revenues, contractual adjustments and cash collections received.  If the Company’s internal collection efforts are unsuccessful, the Company manually reviews the patient accounts.  An account is written off only after the Company has pursued collection with legal or collection agency assistance or otherwise deemed an account to be uncollectible.

Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2008	$541,831
Purchase price allocations	(274)
Disposals	(176)
Balance March 31, 2009 (unaudited)	$541,381

The purchase price allocations of $274,000 relate to the Company’s purchase of ownership interests in various surgical facilities during the year ended December 31, 2008 for which purchase accounting adjustments were finalized during the quarter ended March 31, 2009.  Disposals of goodwill relate to the Company’s shutdown of the Englewood, Colorado surgical facility in February 2009.

The Company has intangible assets related to the certificates of need for certain of its facilities of $19.6 million.  These indefinite-lived assets are not amortized, but are assessed for possible impairment as part of the Company’s impairment analysis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Noncontrolling Interests

The consolidated financial statements include all assets, liabilities, revenues and expenses of surgical facilities in which the Company has sufficient ownership and rights to allow the Company to consolidate the surgical facilities.  The Company has recorded noncontrolling interests in the earnings (losses) of such surgical facilities in accordance with the provisions of SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements.

Other Accrued Expenses

A summary of other accrued expenses is as follows (in thousands):

	March 31, 2009 (Unaudited)	December 31, 2008
Interest payable	$3,351	$9,787
Current taxes payable	2,566	2,284
Self-insurance liabilities	2,409	2,325
Other accrued expenses	7,242	7,844
	$15,568	$22,240

Comprehensive Income

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that result from recognized transactions.  Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swap accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”).  The Company entered into an interest rate swap agreement on October 31, 2007.  The value of the interest rate swap was recorded as a long-term liability of $6.7 million at March 31, 2009.  The Company previously recorded the change in value of the interest rate swap as accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.  As of December 31, 2008, the Company discontinued hedge accounting treatment for the interest rate swap and began recognizing the amount in accumulated other comprehensive income to earnings, ratably over the remaining life of the hedging instrument.  See Note 6 for further discussion of derivative instruments.

Revenues

Revenues by service type consist of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2009	2008
Patient service revenues	$80,658	$75,227
Physician service revenues	1,639	1,615
Other service revenues	1,874	2,411
Total revenues	$84,171	$79,253

The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Private Insurance	70%	72%
Government	24	22
Self-pay	4	4
Other	2	2
Total	100%	100%

Reclassifications

Certain reclassifications have been made to the comparative period’s financial statements to conform to the 2009 presentation.  The reclassifications had no impact on the Company’s financial position or results of operations.

3.  Acquisitions and Equity Method Investments

During the three months ended March 31, 2009, the Company acquired an incremental ownership of 18.0% in its surgical facility located in Thousand Oaks, California for $416,000.  Prior to the acquisition, the Company owned 1.0% of this facility.  The acquisition was financed with cash from operations.

4.  Discontinued Operations

In February 2009, the Company completed its shutdown of the Englewood, Colorado facility.  The Company recorded a loss on the disposal of $5.9 million, which includes an accrual of $4.6 million for future contractual obligations under a facility operating lease.  The results of operations in these centers are presented net of income taxes in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  The accompanying consolidated financial statements have been reclassified to conform to this presentation for all periods presented.  These required reclassifications of prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net loss or cash flows.  Revenues, the loss on operations before income taxes, the income tax provision, the loss on the sale from discontinued operations, net of taxes, and the total loss from discontinued operations, net of taxes, for the following periods indicated, were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net Revenue	$1,219	$1,869
Loss on operations, before taxes	$(372)	$(306)
Income tax provision (benefit)	$8	$(92)
Loss on sale, net of taxes	$(5,852)	$—
Loss from discontinued operations, net of taxes	$(6,232)	$(214)

As of March 31, 2009, the Company owned one surgical facility that is classified as discontinued operations.

5.  Long-Term Debt

The Company’s long-term debt is summarized as follows (in thousands):

	March 31, 2009 (unaudited)	December 31, 2008
Senior secured credit facility	$235,250	$235,875
Senior PIK toggle notes	195,482	184,635
Notes payable to banks	16,766	17,298
Secured term loans	2,909	3,213
Capital lease obligations	11,277	11,796
	461,684	452,817
Less current maturities	(13,634)	(12,205)
Total long-term debt	$448,050	$440,612

Senior Secured Credit Facility

On August 23, 2007, the Company entered into a $350.0 million senior secured credit facility with a syndicate of banks.  The senior secured credit facility extends credit in the form of two term loans of $125.0 million each (the first, the “Tranche A Term Loan” and the second, the “Tranche B Term Loan”) and a $100.0 million revolving, swingline and letter of credit facility (the “Revolving Facility”).  The swingline facility is limited to $10.0 million, and the swingline loans are available on a same-day basis.  The letter of credit facility is limited to $10.0 million.  The Company is the borrower under the senior secured credit facility, and all of its wholly owned subsidiaries are guarantors.  Under the terms of the senior secured credit facility, entities that become wholly owned subsidiaries must also guarantee the debt.

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

The senior secured credit facility permits the Company to declare and pay dividends only in additional shares of its stock except for the following exceptions.  Restricted Subsidiaries, as defined in the credit agreement, may declare and pay dividends ratably with respect to their capital stock.  The Company may declare and pay cash dividends or make other distributions to Holdings provided the proceeds are used by Holdings to (i) purchase or redeem equity interests of Holdings acquired by former or current employees, consultants or directors of Holdings, the Company or any Restricted Subsidiary or (ii) pay principal or interest on promissory notes that were issued in lieu of cash payments for the repurchase or redemption of such Equity Instruments, as defined in the credit agreement, provided that the aggregate amount of such dividends or other distributions shall not exceed $3.0 million in any fiscal year.  Any unused amounts that are permitted to be paid under this provision are available to be carried over to subsequent fiscal years provided that certain conditions are met.  The Company may also make payments to Holdings to pay franchise taxes and other fees required to maintain its corporate existence provided such payments do not exceed $3.0 million in any calendar year, and also make payments in the amount necessary to enable

Holdings to pay income taxes directly attributable to the operations of the Company, and make $1.0 million in annual advisory and management agreement payments.  The Company may also make additional payments to Holdings in the aggregate amount of $5.0 million throughout the term of the senior secured credit facility.

As of March 31, 2009, the amount outstanding under the senior secured credit facility was $235.3 million with an interest rate on the borrowings of 3.8%.  The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used.  The Company pays this fee quarterly.  As of March 31, 2009, the amount available under the Revolving Facility was $100.0 million.

Senior PIK Toggle Notes

On June 3, 2008, the Company completed a private offering of $179.9 million aggregate principal amount of the 11.00%/11.75% Senior PIK Toggle Notes due 2015 (the “Toggle Notes”).  Interest on the Toggle Notes is due on February 23 and August 23 of each year.  The Toggle Notes will mature on August 23, 2015.  For any interest period through August 23, 2011, the Company may elect to pay interest on the Toggle Notes (i) in cash, (ii) in kind, by increasing the principal amount of the notes or issuing new notes (referred to as “PIK interest”) for the entire amount of the interest payment or (iii) by paying interest on 50% of the principal amount of the Toggle Notes in cash and 50% in PIK interest.  Cash interest on the Toggle Notes accrues at the rate of 11.0% per annum.  PIK interest on the Toggle Notes accrues at the rate of 11.75% per annum. The Company elects to pay cash interest or to exercise the PIK option in advance of the interest period.  Upon issuance of the Toggle Notes, the Company elected to exercise the PIK option by increasing the principal amount of the Toggle Notes in lieu of making scheduled interest payments of $4.7 million for the interest period through August 23, 2008.

On August 23, 2008, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 23, 2008 to February 23, 2009.  This election increased the principal due on the Toggle Notes by $10.8 million in the first quarter of 2009.

On February 23, 2009, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from February 23, 2009 to August 23, 2009.  The Company has accrued $2.5 million in interest in other accrued expenses as of March 31, 2009.

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

As part of the private offering, the Company entered into a registration rights agreement with the initial purchasers in the private offering of Toggle Notes in which the Company agreed, among other things, to file a registration statement within 180 days of the issuance of the notes. On September 25, 2008, the Company filed a registration statement under the Securities Act of 1933, as amended, to register $184.6 million aggregate principal amount of Toggle Notes as well as the guarantee of each wholly owned subsidiary of the Company.  On November 12, 2008, the Company filed an amendment to the registration statement to, among other things, register an additional $75.4 million aggregate principal amount of Toggle Notes issuable if the Company elects to make payments of additional interest in kind by increasing the principal amount of the existing notes or issuing additional notes.  The Company exchanged its outstanding unregistered Toggle Notes for new 11.00%/11.75% Senior PIK Toggle Notes due 2015 with an aggregate principal amount of $184.6 million registered under the Securities Act of 1933, as amended. The Toggle Notes represent the same debt as the notes that were exchanged, and the Company issued the newly issued Toggle Notes under the same indenture that governed the initial notes.

At March 31, 2009, the Company was in compliance with all covenants required by each long-term debt agreement.

Notes Payable to Banks

Certain subsidiaries of the Company have outstanding bank indebtedness of $16.8 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.  The Company has guaranteed substantially all of this debt.

Capital Lease Obligations

The Company is liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at March 31, 2009 and December 31, 2008 was $11.3 million and $11.8 million, respectively.

6.  Derivative Instruments

Interest Rate Swap

In October 2007, the Company entered into an interest rate swap agreement with Merrill Lynch Capital Service, Inc. to protect the Company against certain interest rate fluctuations of the LIBOR rate on $150.0 million of the Company’s variable rate debt under the senior secured credit facility.  The effective date of the interest rate swap was October 31, 2007, and it is scheduled to expire on October 31, 2010.  The interest rate swap effectively fixes the Company’s LIBOR interest rate on the $150.0 million of variable debt at a rate of 4.7%.

On January 1, 2008, the Company adopted the provisions of FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), with respect to the valuation of its interest rate swap agreement. The Company did not adopt the provisions of SFAS No. 157 as it relates to nonfinancial assets pursuant to FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. SFAS No. 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements.

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

The interest rate swap agreement exposes both parties of the swap instrument to credit risk in the event of non-performance by the counter-party. At March 31, 2009, the Company recorded a credit risk adjustment of $1.5 million to reduce the carrying value of the swap liability, reflecting the liability at fair value under SFAS No. 157.

The Company does not hold or issue derivative financial instruments for trading purposes. The fair value of the Company’s interest rate swap at March 31, 2009 and December 31, 2008, after the credit risk adjustment,  reflected a liability of approximately $6.7 million and $7.0 million, respectively, and is included in other liabilities in the accompanying consolidated balance sheets. The interest rate swap reflects a liability balance at March 31, 2009 and December 31, 2008 because of decreases in market interest rates since inception.

At inception, the Company designated the interest rate swap as a cash flow hedge instrument. The Company assessed the effectiveness of this cash flow hedge instrument on a quarterly basis.  Due to the significant decline in benchmark interest rates, the Company has elected, as of January 28, 2009, an interest term under the provisions of the senior credit facility, different than the terms of the hedging instrument.  In accordance with SFAS No. 133, the Company has determined that this benchmark interest rate swap would no longer result in effectiveness within an acceptable range under the guidance in SFAS No. 133, on a prospective basis.  As of December 31, 2008, the Company determined the hedge instrument to be ineffective and discontinued hedge accounting treatment. During the three months ended March 31, 2009, the Company recognized $1.2 million of the balance in accumulated other comprehensive income (“AOCI”) as additional interest expense.  The remaining balance recorded in AOCI as of March 31, 2009 of $7.6 million will be recognized as additional interest expense ratably over the remaining life of the hedging instrument.  Also in January 2009, the Company began recording into earnings the mark-to-market adjustment to reflect the change in the fair value of the hedging instrument.  For the three months ended March 31, 2009, the Company recognized a mark-to-market gain of $615,000, which is included in interest expense.  The net effect of discontinuing hedge accounting caused interest expense to increase $585,000 for the quarter.

7.  Stock Options

Overview

SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”), requires the Company to recognize, in the financial statements, the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards.  The Company uses the Black-Scholes option pricing model to value any options awarded subsequent to adoption of SFAS No. 123(R).  The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  All option pricing models require the input of highly subjective assumptions including the expected stock price volatility and the expected exercise patterns of the option holders.

The Company’s stock option compensation expense estimate can vary in the future depending on many factors, including levels of options and awards granted in the future, forfeitures and when option or award holders exercise these awards and depending on whether performance targets are met and a liquidity event occurs.

There were no options granted during the three months ended March 31, 2009; however, 94,417 options included in the August 31, 2007 grant which were reserved for future positions, were issued to certain employees of the Company during the first quarter of 2009.  The Company began expensing these options during the requisite service period. The estimated weighted average fair value of the time-vested options issued during the first quarter of 2009 was $0.70 and those issued during the period of 2007 after the Merger was $4.91, determined using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of the grant which was deemed to be zero; weighted average volatility of 42% for the options issued during the first quarter of 2009; and a weighted average risk free interest rate of 0.5% for the options issued during the first quarter of 2009, based on the implied yield on the United States Treasury zero-coupon issues with an expected life of 6.5 years.  The Company used an expected forfeiture rate of approximately 4% for the options valued during 2009.

The Company recognized $324,000 and $1.1 million of non-cash stock based compensation expense in the quarter ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, there was approximately $3.6 million of total unrecognized compensation expense related to unvested options granted under the option plan.  This expense is expected to be fully recognized by the end of 2013.

8.  Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”).  SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred.  Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS No. 141(R) will apply to all of the Company’s future acquisitions.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of FSP 142-3 is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) Business Combinations, and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The adoption of FSP 142-3 did not have a material impact on the Company’s consolidated results of operations or financial position.

In November 2008, the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 was effective for fiscal years beginning after December 15, 2008. The adoption of EITF 08-6 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The objective of the guidance is to provide users of the financial statements with an enhanced understanding of: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company is adhering to the enhanced disclosure requirements regarding derivative instruments and hedging activities.

9.  Commitments and Contingencies

Debt and Lease Guaranty on Non-Consolidated Entities

The Company has guaranteed $1.5 million of operating lease payments of certain surgical facilities.  These operating leases typically have ten year terms, with optional renewal periods.  As of March 31, 2009, the Company has also guaranteed $3.7 million of debt of six non-consolidating surgical facilities.  In the event that the Company meets certain financial and debt service benchmarks, the guarantees of these surgical facilities will expire between 2010 and 2012.

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries.  To cover these claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a third party commercial insurance carrier in amounts that management believes is sufficient for the Company’s operations, although, potentially, some claims may exceed the scope of coverage in effect.  This insurance coverage is on a claims-made basis.  Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance.  The Company is not aware of any such proceedings that would have a material adverse effect on the Company’s business, financial condition or results of operations.  The Company expenses the costs under the self-insured retention exposure for general and professional liability claims that relate to (i) deductibles on claims made during the policy period, and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires.  Reserves and provisions for professional liability are based upon actuarially determined estimates.  The reserves are estimated using individual case-basis valuations and actuarial analysis.  Based on historical results and data currently available, management does not believe a change in one or more of these assumptions will have a material impact on the Company’s consolidated financial position or results of operations.

Laws and Regulations

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation.  Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from Medicare, Medicaid and other federal health care programs.  From time to time, governmental regulatory agencies will conduct inquiries of the Company’s practices.  It is the Company’s current practice and future intent to cooperate fully with such inquiries.  The Company is not aware of any such inquiry that would have a material adverse effect on the Company’s consolidated financial position or results of operations.

Acquired Facilities

The Company, through its wholly owned subsidiaries or controlled partnerships and limited liability companies, has acquired and will continue to acquire surgical and diagnostic facilities with prior operating histories.  Such facilities may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws.  Although the Company attempts to assure itself that no such liabilities exist, obtains indemnification from prospective sellers covering such matters and institutes policies designed to conform centers to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies.  There can be no assurance that any such matter will be covered by indemnification or, if covered, that the liability sustained will not exceed contractual limits or the financial capacity of the indemnifying party.

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

Potential Physician Investor Liability

A majority of the physician investors in the partnerships and limited liability companies that operate the Company’s surgical facilities carry general and professional liability insurance on a claims-made basis.  Each investee may, however, be liable for damages to persons or property arising from occurrences at the surgical facilities.  Although the various physician investors and other surgeons generally are required to obtain general and professional liability insurance with tail coverage, such individual may not be able to obtain coverage in amounts sufficient to cover all potential liability.  Since most insurance policies contain exclusions, the physician investor will not be insured against all possible occurrences.  In the event of an uninsured or underinsured loss, the value of an investment in the partnership interests or limited liability company membership units and the amount of distributions could be adversely affected.

10.  Related Party Transactions

On August 23, 2007, the Company entered into a ten-year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, for the quarter ended March 31, 2009, has an asset of $400,335 that is included in prepaid expenses and other current assets.

As of March 31, 2009 and December 31, 2008, the Company has $863,000 and $560,000, respectively, payable to physicians at one of the Company’s physician networks as a result of cash receipts in excess of expenditures for the related facilities.  These amounts are included in other accrued expenses.

11.  Financial Information for the Company and Its Subsidiaries

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

SYMBION, INC.

CONSOLIDATING BALANCE SHEET

March 31, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,616	$14,679	$28,760	$—	$48,055
Accounts receivable, net	—	868	34,088	—	34,956
Inventories	—	—	9,133	—	9,133
Prepaid expenses and other current assets	1,218	568	8,250	—	10,036
Due from related parties	85,333	—	—	(85,333)	—
Deferred tax asset	421	—	—	—	421
Current assets of discontinued operations	—	—	557	—	557
Total current assets	91,588	16,115	80,788	(85,333)	103,158
Property and equipment, net	1,678	820	90,998	—	93,496
Goodwill and intangibles	560,951	—	—	—	560,951
Investments in and advances to affiliates	156,267	108,087	631	(250,887)	14,098
Other assets	11,082	74	447	—	11,603
Long-term assets of discontinued operations	—	—	625	—	625
Total assets	$821,566	$125,096	$173,489	$(336,220)	$783,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$596	$43	$5,440	$—	$6,079
Accrued payroll and benefits	707	552	5,504	—	6,763
Due to related parties	—	46,962	38,371	(85,333)	—
Other accrued expenses	7,906	103	7,559	—	15,568
Current maturities of long-term debt	5,230	17	8,387	—	13,634
Current liabilities of discontinued operations	—	—	1,094	—	1,094
Total current liabilities	14,439	47,677	66,355	(85,333)	43,138
Long-term debt, less current maturities	426,103	58	21,889	—	448,050
Deferred income tax payable	34,135	—	—	—	34,135
Other liabilities	10,354	116	1,985	—	12,455
Long-term liabilities of discontinued operations	—	—	4,241	—	4,241
Noncontrolling interests – redeemable	27,820	—	—	—	27,820
Total Symbion, Inc. stockholders’ equity	297,792	77,245	79,019	(250,887)	203,169
Noncontrolling interests – non-redeemable	10,923	—	—	—	10,923
Total equity	308,715	77,245	79,019	(250,887)	214,092
Total liabilities and stockholders’ equity	$821,566	$125,096	$173,489	$(336,220)	$783,931

SYMBION, INC.

CONSOLIDATING BALANCE SHEET

December 31, 2008

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,369	$9,801	$27,663	$—	$41,833
Accounts receivable, net	—	654	34,053	—	34,707
Inventories	—	—	9,050	—	9,050
Prepaid expenses and other current assets	6,481	585	5,653	—	12,719
Due from related parties	78,735	—	—	(78,735)	—
Deferred tax asset	825	—	—	—	825
Current assets of discontinued operations	—	—	1,104	—	1,104
Total current assets	90,410	11,040	77,523	(78,735)	100,238
Property and equipment, net	3,900	878	89,907	—	94,685
Goodwill and intangibles	561,401	—	—	—	561,401
Investments in and advances to affiliates	143,630	115,577	1,019	(245,694)	14,532
Other assets	11,345	85	445	—	11,875
Long-term assets of discontinued operations	—	—	833	—	833
Total assets	$810,686	$127,580	$169,727	$(324,429)	$783,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1	$53	$5,338	$—	$5,392
Accrued payroll and benefits	1,822	678	5,000	—	7,500
Due to related parties	—	27,030	51,705	(78,735)	—
Other accrued expenses	15,373	77	6,790	—	22,240
Current maturities of long-term debt	3,918	97	8,190	—	12,205
Current liabilities of discontinued operations	—	—	629	—	629
Total current liabilities	21,114	27,935	77,652	(78,735)	47,966
Long-term debt, less current maturities	417,137	80	23,395	—	440,612
Deferred income tax payable	9,927	121	22,960	—	33,008
Other liabilities	12,526	—	—	—	12,526
Long-term liabilities of discontinued operations	—	—	236	—	236
Noncontrolling interests – redeemable	27,502	—	—	—	27,502
Total Symbion, Inc. stockholders’ equity	311,972	99,444	45,484	(245,694)	211,206
Noncontrolling interests – non-redeemable	10,508	—	—	—	10,508
Total equity	322,480	99,444	45,484	(245,694)	221,714
Total liabilities and stockholders’ equity	$810,686	$127,580	$169,727	$(324,429)	$783,564

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$8,519	$2,295	$77,134	$(3,777)	$84,171
Operating expenses:
Salaries and benefits	—	4,243	18,783	—	23,026
Supplies	—	206	16,718	—	16,924
Professional and medical fees	—	1,688	3,143	—	4,831
Rent and lease expense	—	516	5,380	—	5,896
Other operating expenses	—	831	5,908	—	6,739
Cost of revenues	—	7,484	49,932	—	57,416
General and administrative expense	5,876	—	—	—	5,876
Depreciation and amortization	197	68	4,087	—	4,352
Provision for doubtful accounts	—	49	886	—	935
Income on equity investments	—	(186)	—	—	(186)
Impairment and loss (gain) on disposal of long-lived assets	1,116	(1,348)	(13)	—	(245)
Litigation settlements, net	—	—	(88)		(88)
Management fees	—	—	3,777	(3,777)	—
Equity in earnings of affiliates	(1,091)	—	—	1,091	—
Total operating expenses	6,098	6,067	58,581	(2,686)	68,060
Operating income (loss)	2,421	(3,772)	18,553	(1,091)	16,111
Interest (expense) income, net	(10,320)	516	(1,242)	—	(11,046)
(Loss) income before taxes and discontinued operations	(7,899)	(3,256)	17,311	(1,091)	5,065
Provision for income taxes	1,114	—	213	—	1,327
(Loss) income from continuing operations	(9,013)	(3,256)	17,098	(1,091)	3,738
Loss from discontinued operations, net of taxes	—	(3,576)	(2,656)	—	(6,232)
Net (loss) income	(9,013)	(6,832)	14,442	(1,091)	(2,494)
Net income attributable to noncontrolling interests	—	—	(6,519)	—	(6,519)
Net (loss) income attributable to Symbion, Inc.	$(9,013)	$(6,832)	$7,923	$(1,091)	$(9,013)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2008

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$8,195	$4,135	$70,677	$(3,754)	$79,253
Operating expenses:
Salaries and benefits	—	4,485	17,391	—	21,876
Supplies	—	545	15,608	—	16,153
Professional and medical fees	—	1,573	3,043	—	4,616
Rent and lease expense	—	511	4,924	—	5,435
Other operating expenses	—	1,153	5,147	—	6,300
Cost of revenues	—	8,267	46,113	—	54,380
General and administrative expense	6,701	—	—	—	6,701
Depreciation and amortization	88	238	3,190	—	3,516
Benefit (provision) for doubtful accounts	—	144	(17)	—	127
Income on equity investments	—	(185)	—	—	(185)
Impairment and (gain) loss on disposal of long-lived assets	26	(19)	29	—	36
Management fees	—	—	3,754	(3,754)	—
Equity in earnings of affiliates	(7,325)	—	—	7,325	—
Total operating expenses	(510)	8,445	53,069	3,571	64,575
Operating (loss) income	8,705	(4,310)	17,608	(7,325)	14,678
Interest (expense) income, net	(9,971)	893	(1,006)	—	(10,084)
(Loss) income before taxes and discontinued operations	(1,266)	(3,417)	16,602	(7,325)	4,594
Provision for income taxes	(185)	—	(243)	—	(428)
(Loss) income from continuing operations	(1,081)	(3,417)	16,845	(7,325)	5,022
Loss from discontinued operations, net of taxes	—	—	(214)	—	(214)
Net (loss) income	(1,081)	(3,417)	16,631	(7,325)	4,808
Net income attributable to noncontrolling interests	—	—	(5,889)	—	(5,889)
Net (loss) income attributable to Symbion, Inc.	$(1,081)	$(3,417)	$10,742	$(7,325)	$(1,081)

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(9,013)	$(6,832)	$14,442	$(1,091)	$(2,494)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	6,232	—	6,232
Depreciation and amortization	197	68	4,087	—	4,352
Amortization of deferred financing costs	499	—	—	—	499
Non-cash payment-in-kind interest option	5,556	—	—	—	5,556
Non-cash stock option compensation expense	324	—	—	—	324
Non-cash recognition of other comprehensive income into earnings	732	—	—	—	732
Non-cash losses (gains)	1,116	(1,348)	(13)	—	(245)
Deferred income taxes	1,876	—	—	—	1,876
Equity in earnings of affiliates, net of distributions received	—	125	—	—	125
Equity in earnings of affiliates	(1,091)	—	—	1,091	—
Provision for doubtful accounts	—	49	886	—	935
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(998)	—	(998)
Income taxes payable	1,762	—	—	—	1,762
Other assets and liabilities	(137)	12,696	(12,682)	—	(123)
Net cash provided by operating activities — continuing operations	1,821	4,758	11,954	—	18,533
Net cash used in operating activities —discontinued operations	—	—	(254)	—	(254)
Net cash provided by operating activities	1,821	4,758	11,700	—	18,279
Cash flows from investing activities:
Purchases of property and equipment, net	(74)	—	(2,521)	—	(2,595)
Payments from unit activity	(416)	—	—	—	(416)
Change in other assets	911	—	(1,156)	—	(245)
Net cash provided by (used in) investing activities —continuing operations	421	—	(3,677)	—	(3,256)
Net cash provided by investing activities —discontinued operations	—	—	1	—	1
Net cash provided by (used in) investing activities	421		(3,676)	—	(3,255)
Cash flows from financing activities:
Principal payments on long-term debt	(688)	—	(1,500)	—	(2,188)
Payment of debt issuance costs	(203)	—	—	—	(203)
Distributions to noncontrolling interest partners	—	—	(6,102)	—	(6,102)
Proceeds from unit activity	584	—	—	—	584
Change in other long-term liabilities	(1,688)	120	679	—	(889)
Net cash used in financing activities — continuing operations	(1,995)	120	(6,923)	—	(8,798)
Net cash used in financing activities —discontinued operations	—	—	(4)	—	(4)
Net cash used in financing activities	(1,995)	120	(6,927)	—	(8,802)
Net increase in cash and cash equivalents	247	4,878	1,097	—	6,222
Cash and cash equivalents at beginning of period	4,369	9,801	27,663	—	41,833
Cash and cash equivalents at end of period	$4,616	$14,679	$28,760	$—	$48,055

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2008

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,081)	$(3,417)	$16,631	$(7,325)	$4,808
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	214	—	214
Depreciation and amortization	88	238	3,190	—	3,516
Amortization of deferred financing costs	1,313	—	—	—	1,313
Non-cash payment-in-kind interest option	2,535	—	—	—	2,535
Non-cash stock option compensation expense	1,144	—	—	—	1,144
Non-cash losses (gains)	26	(19)	29	—	36
Deferred income taxes	(2,629)	—	—	—	(2,629)
Equity in earnings of affiliates, net of distributions received	—	199	—	—	199
Equity in earnings of affiliates	(7,325)	—	—	7,325	—
Provision for doubtful accounts	—	144	(17)	—	127
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	595	—	595
Income taxes payable	2,555	—	—	—	2,555
Other assets and liabilities	10,588	1,542	(13,918)	—	(1,788)
Net cash provided by (used in) operating activities — continuing operations	7,214	(1,313)	6,724	—	12,625
Net cash used in operating activities —discontinued operations	—	—	(239)	—	(239)
Net cash provided by (used in) operating activities	7,214	(1,313)	6,485	—	12,386
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(9,865)	—	—	—	(9,865)
Purchases of property and equipment, net	(18)	—	(2,761)	—	(2,779)
Change in other assets	2,219	759	(228)	—	2,750
Net cash (used in) provided by investing activities	(7,664)	759	(2,989)	—	(9,894)
Cash flows from financing activities:
Principal payments on long-term debt	(8,644)	—	(829)	—	(9,473)
Proceeds from debt issuances	241	—	684	—	925
Distributions to noncontrolling interest partners	—	—	(5,272)	—	(5,272)
Proceeds from sale of units	219	—	—	—	219
Change in other long-term liabilities	(280)	(3,587)	4,626	—	759
Net cash used in financing activities — continuing operations	(8,464)	(3,587)	(791)	—	(12,842)
Net cash provided by financing activities —discontinued operations	—	—	27	—	27
Net cash used in financing activities	(8,464)	(3,587)	(764)	—	(12,815)
Net (decrease) increase in cash and cash equivalents	(8,914)	(4,141)	2,732	—	(10,323)
Cash and cash equivalents at beginning of period	13,019	7,063	24,574	—	44,656
Cash and cash equivalents at end of period	$4,105	$2,922	$27,306	$—	$34,333

12.  Subsequent Events

Effective May 1, 2009, the Company acquired an ownership interest in a surgical hospital located in Austin, Texas.  The Company currently holds a 50.2% ownership interest in the facility.  The acquisition was funded with cash from operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes.

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

Executive Overview

We own and operate a national network of short stay surgical facilities in 25 states, which includes ambulatory surgery centers and surgical hospitals. Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology. We own our surgical facilities in partnership with physicians and in some cases health care systems in the markets and communities we serve. We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe this approach aligns our interests with those of our partners. As of March 31, 2009, we owned and operated 58 surgical facilities, including 55 ambulatory surgery centers and three surgical hospitals. We also managed nine additional ambulatory surgery centers. We owned a majority interest in 36 of the 58 surgical facilities and consolidated 51 of these facilities for financial reporting purposes. We are reporting one of the 58 surgical facilities as discontinued operations. In addition to our surgical facilities, we also manage two physician networks, including one physician network in a market in which we operate an ambulatory surgery center.

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

We continue to focus on increasing cases at our same store facilities and acquiring facilities that we believe have favorable growth potential. Effective May 1, 2009, we acquired an ownership interest in a surgical hospital in Austin, Texas.  Currently, our ownership in this facility is 50.2%.  We are also focused on developing new facilities. We opened one facility in January 2009, which was under development at December 31, 2008.  To execute our growth strategy, we intend to target one to three surgical facility acquisitions and one to three surgical facility developments annually.

Revenues

Our revenues consist of patient service revenues, physician service revenues and other service revenues. Physician service revenues are revenues from physician networks consisting of reimbursed expenses, plus participation in the excess of revenues over expenses of the physician networks, as provided for in our service agreements with our physician networks.  Other service revenues consist of management and administrative service fees derived from the non-consolidated facilities that we account for under the equity method, management of surgical facilities in which we do not own an interest, and management services we provide to physician networks for which we are not required to provide capital or additional assets

The following tables summarize our revenues by service type as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Patient service revenues	96%	95%
Physician service revenues	2	2
Other service revenues	2	3
Total	100%	100%

Payor Mix

Our revenues are comprised of patient service revenues, physician service revenues and other service revenues. Our patient service revenues relate to fees charged for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes. Approximately 96% of our revenues are patient service revenues. The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Three Months Ended March 31,
	2009	2008
Private Insurance	70%	72%
Government	24	22
Self-pay	4	4
Other	2	2
Total	100%	100%

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

The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Ear, nose and throat	6.4%	7.4%
Gastrointestinal	27.2	27.6
General surgery	4.2	4.0
Obstetrics/gynecology	3.0	3.1
Ophthalmology	16.2	14.8
Orthopedic	16.4	16.8
Pain management	16.5	15.1
Plastic surgery	2.4	3.0
Other	7.7	8.2
Total	100.0%	100.0%

Case Growth

Same Store Information

We define same store facilities as those facilities that were operating throughout the three months ended March 31, 2009 and 2008. For the comparison of same store facilities provided below, we have also included the results of one developed surgical facility within a market served by another surgical facility in which we own an interest. This surgical facility is consolidated for financial reporting purposes.  Management believes that it is appropriate to include the results of this surgical facility in the same store facility information below based on the following considerations: (1) the migration of cases from the existing surgical facility to the new surgical facility; (2) the waiver of the restriction on ownership applicable to the owners of the existing facility that allows certain owners of the existing facility to own an interest in the new surgical facility; and (3) the resulting enhancement of our market position by leveraging management services and capacity.

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

	Three Months Ended March 31,
	2009	2008
Cases	61,238	60,763
Case growth	0.8%	N/A
Net patient service revenue per case	$1,465	$1,428
Net patient service revenue per case growth	2.6%	N/A
Number of same store surgical facilities	49	N/A

The following same store facility table is presented for purposes of explaining changes in our condensed consolidated financial results. For the comparison of same store facilities provided below, the results for the periods presented include the results of a developed surgical facility within a market served by another surgical facility in which we own an interest. This surgical facility is consolidated for financial reporting purposes.  Management believes it is appropriate to present the results of this facility in the same store information based on the following considerations: (1) the migration of cases from the existing surgical facility to the new surgical facility; (2) the waiver of the restriction on ownership applicable to the owners of the existing facility that allows certain owners of the existing facility to own an interest in the new surgical facility; and (3) the resulting enhancement of our market position by leveraging management services and capacity.

	Three Months Ended March 31,
	2009	2008
Cases	56,074	55,730
Case growth	0.6%	N/A
Net patient service revenue per case	$1,353	$1,318
Net patient service revenue per case growth	2.7%	N/A
Number of same store surgical facilities	44	N/A

Consolidated Information

The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated. Accordingly, the table includes surgical facilities that we have acquired, developed or disposed of since January 1, 2008.

	Three Months Ended March 31,
	2009	2008
Cases	58,776	57,013
Case growth	3.1%	N/A
Net patient service revenue per case	$1,374	$1,322
Net patient service revenue per case growth	3.9%	N/A
Number of surgical facilities operated as of end of the period(1)	66	64
Number of consolidated surgical facilities	50	47

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

Beginning in 2008, the Centers for Medicare and Medicaid Services (“CMS”) began basing Medicare payments to surgery centers on the hospital outpatient prospective payment system.  For procedures performed during 2008, surgery centers were paid approximately 63% of what hospitals were reimbursed for outpatient procedures.  CMS recently announced that for procedures performed in calendar year 2009, surgery centers will be reimbursed at approximately 59% of the corresponding amount that hospital outpatient departments receive.  The percentage relationship between surgery center reimbursement and hospital outpatient payment rates will continue to fluctuate from year to year as CMS annually recalculates the conversion factors and makes adjustments for budget neutrality and inflation.  In addition, CMS recently has added to the list of procedures covered by Medicare in a surgery center setting.  The ultimate impact of the changes in Medicare reimbursement will depend on a number of factors, including the procedure mix at the centers and our ability to realize an increase in procedure volume.

Effective May 18, 2009, new ambulatory surgery center Conditions for Coverage require that certain patient rights and physician financial interests or ownership in the ambulatory surgery center be disclosed.  A surgery center must provide patients with written notification in advance of the date of the procedure.  Strict implementation of this requirement has the potential to impact certain same day procedures performed by the Centers.  The impact of this disclosure requirement will depend upon its implementation and our ability to implement effective prior notice procedures.

Additionally, CMS announced the expansion of the recovery audit contractor (“RAC”) pilot program nationwide.  RACs are private contractors contracting with CMS to identify overpayment and underpayments for services through post-payment reviews of Medicare providers and suppliers. We cannot quantify the financial impact of potential RAC audits, but could incur expenses associated with responding to and challenging any audit, as well as costs of repayment of alleged overpayments.

Our operating income margin for the three months ended March 31, 2009 increased to 19.1% from 18.5% during the three months ended March 31, 2008.  This increase is primarily attributable to a reduction in general and administrative expense.

Acquisitions and Developments

Effective February 28, 2009, we acquired an incremental ownership of 18.0% in our surgical facility located in Thousand Oaks, California, for an aggregate of $416,000, financed with cash from operations. We account for this investment under the equity method.  Prior to the acquisition, we owned 1.0% of this facility.  Also during the first quarter of 2009, we opened one surgical facility that was under development as of December 31, 2008. We consolidate this surgical facility for financial reporting purposes.

Effective May 1, 2009, we acquired 90% ownership interest in a surgical hospital in Austin, Texas.  Subsequently, we reduced our ownership in this facility to 50.2%.  The purchase price was financed with cash from operations, and we will consolidate this facility for financial reporting purposes.

Discontinued Operations and Divestitures

From time to time, we evaluate our portfolio of surgical facilities to ensure the facilities are performing as we expect. In February 2009, we shut down our surgical facility located in Englewood, Colorado. We recorded a loss on the disposal of $5.9 million, which includes an accrual of $4.9 million for future contractual obligations under a facility operating lease.  In accordance with SFAS No. 144, these facilities’ assets, liabilities, revenues, expenses and cash flows have been reclassified as discontinued operations for all periods presented.

Revenues, the loss on operations before income taxes, the income tax provision, the loss on the sale from discontinued operations, net of taxes, and the total loss from discontinued operations, net of taxes, for the following periods indicated, were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net Revenue	$1,219	$9,803
Loss on operations, before tax	(372)	(306)
Income tax provision (benefit)	8	(92)
Loss on sale, net of taxes	(5,852)	—
Loss from discontinued operations, net of taxes	$(6,232)	$(214)

As of March 31, 2009, we owned one surgical facility that is classified as discontinued operations.

Results of Operations

The following table summarizes certain statements of operations items for each of the three months ended March 31, 2009 and 2008.  The table also shows the percentage relationship to revenues for the periods indicated:

	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$84,171	100.0%	$79,253	100.0%
Cost of revenues	57,416	68.2	54,380	68.6
General and administrative expense	5,876	7.0	6,701	8.5
Depreciation and amortization	4,352	5.2	3,516	4.4
Provision for doubtful accounts	935	1.1	127	0.2
Income on equity investments	(186)	(0.2)	(185)	(0.2)
Impairment and loss on disposal of long-lived assets	52	—	194	0.2
Gain on sale of long-lived assets	(385)	(0.4)	(158)	(0.2)
Total operating expenses	68,060	80.9	64,575	81.5
Operating income	16,111	19.1	14,678	18.5
Interest expense, net	(11,046)	(13.1)	(10,084)	(12.7)
Income before income taxes and discontinued operations	5,065	6.0	4,594	5.8
Provision (benefit) for income taxes	1,327	1.6	(428)	(0.5)
Income from continuing operations	3,738	4.4	5,022	6.3
Loss on discontinued operations, net of taxes	(6,232)	(7.4)	(214)	(0.3)
Net (loss) income	(2,494)	(3.0)	4,808	6.0
Less: Net income attributable to noncontrolling interests	(6,519)	(7.7)	(5,889)	(7.4)
Net (loss) attributable to Symbion, Inc	$(9,013)	(10.7)%	$(1,081)	(1.4)%

Overview.  During the three months ended March 31, 2009, our revenues increased 6.2% to $84.2 million from $79.3 million for the three months ended March, 31, 2008. We incurred a net loss for 2009 of $9.0 million compared to a loss of $1.1 million for 2008. Included in the loss for 2009 is a loss from discontinued operations of $6.2 million, which includes a loss on disposal of $5.9 million related to our shut down of the Englewood, Colorado facility in February 2009.  Also included in the net loss for 2009 is an additional $585,000 of interest expense as a result of discontinuing hedge accounting treatment related to our interest rate swap as of December 31, 2008. Our financial results for the three months ended March 31, 2009 compared to 2008 reflect the addition of three surgical facilities that we consolidate for financial reporting purposes and two surgical facilities that are accounted for as equity investments. For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those surgical facilities that we consolidate for financial reporting purposes for both three-month periods ended March 31, 2009 and 2008.

For the comparison of same store facilities provided below, we have also included the results of one developed surgical facility within a market served by another surgical facility in which we own an interest. This surgical facility is consolidated for financial reporting purposes. Management believes it is appropriate to present the results of this facility in the same store information based on the following considerations: (1) the migration of cases from the existing surgical facility to the new surgical facility; (2) the waiver of the restriction on ownership applicable to the owners of the existing facility that allows certain owners of the existing facility to own an interest in the new surgical facility; and (3) the resulting enhancement of our market position by leveraging management services and capacity.

Revenues.  Revenues for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 were as follows (in thousands):

	2009	2008	Dollar Variance	Percent Variance
Patient service revenues:
Same store revenues	$75,875	$73,470	$2,405	3.3%
Revenues from other surgical facilities	4,901	1,884	3,017	—
Total patient service revenues	80,776	75,354	5,422	7.2
Physician service revenues	1,639	1,615	24	1.5
Other service revenues	1,756	2,284	(528)	(23.2)
Total revenues	$84,171	$79,253	$4,918	6.2%

Patient service revenues at same store facilities increased 3.3% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily as a result of our 0.6% increase in cases combined with a 2.7% increase in net revenue per case.  Our same store volume increased as a result of our continued focus on physician recruitment for both existing and new specialties as well as our efforts to develop and acquire surgical facilities within markets served by other surgical facilities in which we own an interest, thereby enhancing our overall market position.  The increase in net revenue per case is related to normal inflationary adjustments from payor contracts. The decrease in other service revenues results from a scheduled reduction in management fees from one of our physician management networks.

Cost of Revenues.  Cost of revenues for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 were as follows (in thousands):

	2009	2008	Dollar Variance	Percent Variance
Same store cost of revenues	$53,720	$53,070	$650	1.2%
Cost of revenues from other surgical facilities	3,696	1,310	2,386	—
Total cost of revenues	$57,416	$54,380	$3,036	5.6%

As a percentage of same store revenues, same store cost of revenues decreased to 70.8% for the three months ended March 31, 2009 compared to 72.2% for the three months ended March 31, 2008.  On a per case basis, same store cost of revenues increased less than 1.0% to $958 in 2009 from $952 in 2008, primarily as a result of inflationary adjustments.  Cost of revenues from other surgical facilities increased by $2.4 million.  This increase is primarily attributable to surgical facilities acquired or developed since January 1, 2008.  As a percentage of revenues, total cost of revenues decreased to 68.2% for 2009 compared to 68.6% for 2008.

General and Administrative Expense.  General and administrative expense decreased to $5.9 million for the three months ended March 31, 2009 from $6.7 million for the three months ended March 31, 2008.  As a percentage of revenues, general and administrative expense was 7.0% for 2009 and 8.5% for 2008.

Depreciation and Amortization.  Depreciation and amortization expense increased to $4.4 million for the three months ended March 31, 2009 compared to $3.5 million for the three months ended March 31, 2008.  This increase is primarily attributable to surgical facilities acquired or developed since January 1, 2008.  As a percentage of revenues, depreciation and amortization expense increased to 5.2% for 2009 from 4.4% for 2008.  Same store depreciation and amortization expense increased to $3.8 million for 2009 from $3.4 million in 2008, primarily as a result of asset additions at certain facilities.

Provision for Doubtful Accounts.  Provision for doubtful accounts increased to $935,000 for the three months ended March 31, 2009 from $127,000 for the three months ended March 31, 2008.  This increase is primarily attributable to certain recoveries of doubtful accounts in 2008 and facilities acquired or developed since January 1, 2008.

Operating Income.  Operating income increased to $16.1 million for the three months ended March 31, 2009 from $14.7 million for the three months ended March 31, 2008.  As a percentage of revenues, operating income increased to 19.1% for 2009 from 18.5% for 2008.  This increase is primarily attributable to a reduction in general and administrative expense.

Interest Expense, Net of Interest Income.  Interest expense, net of interest income, increased to $11.0 million for the three months ended March 31, 2009 from $10.1 million for the three months ended March 31, 2008.  Included in interest expense is an additional $585,000 as a result of discontinuing hedge accounting treatment related to our interest rate swap as of December 31, 2008.  Interest expense also increased as a result of our election of the PIK option related to the Toggle Notes, whereby the outstanding principal amount of debt has increased $26.1 million since December 31, 2007.  The increase in interest expense is offset by a reduction in amortization of deferred financing costs of $814,000 in 2009 compared to 2008.

Provision (benefit) for Income Taxes.  The provision for income taxes increased to $1.3 million for the three months ended March 31, 2009 from a benefit of $428,000 for the three months ended March 31, 2008. Tax expense in 2009 is primarily the result of a valuation allowance recorded at March 31, 2009 against certain deferred tax assets.

Income from Continuing Operations.  Income from continuing operations was $3.7 million for the three months ended March 31, 2009 compared to $5.0 million for the three months ended March 31, 2008.  The income for 2009 includes additional interest expense of $1.0 million, which includes $585,000 due to the discontinuing of hedge accounting treatment, as well as an increase in the provision for doubtful accounts of $808,000.  The increase in these expenses are offset by a reduction in general and administrative expenses of $825,000.

Loss from Discontinued Operations, Net of Taxes.  Loss from discontinued operations for the three months ended March 31, 2009 of $6.2 million includes a loss on the disposal of the Englewood, Colorado facility of $5.9 million.  Included in this loss is $4.9 million accrued for future contractual obligations under a facility operating lease.

Income Attributable to Noncontrolling Interests.  Income attributable to noncontrolling interests increased to $6.5 million for the three months ended March 31, 2009 compared to $5.9 million for the three months ended March 31, 2008. As a percentage of revenues, income attributable to noncontrolling interests increased to 7.7% for 2009 from 7.4% for 2008.  This increase is primarily attributable to facilities acquired or developed since January 1, 2008.

Liquidity and Capital Resources

Operating Activities

During the three months ended March 31, 2009, we generated operating cash flow from continuing operations of $18.5 million compared to $12.6 million for the three months ended March 31, 2008.  The increase is primarily related to a $2.0 million decrease in cash interest payments made in 2009 compared to 2008.  We received approximately $1.9 million of tax refunds in 2009 and $2.1 million in 2008.  The remaining increase is attributable to growth in existing operations as well as facilities acquired or developed since January 1, 2008.

At March 31, 2009, we had working capital of $60.0 million compared to $52.3 million at December 31, 2008.  This increase is primarily related to our increased cash balance due to cash generated from operations, and the reclassification of accrued PIK interest to long term debt in the first quarter of 2009.  Our available cash, along with our expected future operating cash flows, is sufficient to service our current obligations.

Investing Activities

Net cash used in investing activities from continuing operations during the three months ended March 31, 2009 was $3.3 million, including $2.6 million related to purchases of property and equipment. The $2.6 million of property and equipment purchases includes $460,000 for expansion and development related projects.  Cash used in investing activities in 2009 and 2008 was funded primarily from cash from operations.

During the three months ended March 31, 2008, net cash used in investing activities was $9.9 million, which includes $9.9 million related to payments for acquisitions, net of cash acquired.

Financing Activities

Net cash used in financing activities from continuing operations during the three months ended March 31, 2009 was $8.8 million. During 2009, we made scheduled principal payments on our senior secured credit facility totaling $625,000. Additionally, we made $6.1 million of distributions to noncontrolling interest partners.

Our net cash used in financing activities from continuing operations during the three months ended March 31, 2008 was $12.8 million.  During 2008, we made principal payments on long-term debt of $9.5 million, which included $8.0 million of voluntary principal payments.  Additionally, we made $5.3 million of distributions to noncontrolling interest partners.

Long-Term Debt

The Company’s long-term debt is summarized as follows (in thousands):

	March 31, 2009 (Unaudited)	December 31, 2008
Senior secured credit facility	$235,250	$235,875
Senior PIK toggle notes	195,482	184,635
Notes payable to banks	16,766	17,298
Secured term loans	2,909	3,213
Capital lease obligations	11,277	11,796
	461,684	452,817
Less current maturities	(13,634)	(12,205)
Total long-term debt	$448,050	$440,612

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

As of March 31, 2009, the amount outstanding under the senior secured credit facility was $235.3 million with an interest rate on the borrowings of 3.8%. The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used. We pay this fee quarterly. As of March 31, 2009, the amount available under the Revolving Facility was $100.0 million.

Interest Rate Swap

In October 2007, we entered into an interest rate swap agreement to protect against certain interest rate fluctuations of the LIBOR rate on $150.0 million of our variable rate debt under the senior secured credit facility. The effective date of the interest rate swap was October 31, 2007, and it is scheduled to expire on October 31, 2010. The interest rate swap effectively fixes our LIBOR interest rate on the $150.0 million of variable debt at a rate of

4.7%. We have recognized the fair value of the interest rate swap as a long-term liability of approximately $6.7 million at March 31, 2009, after a credit risk adjustment of $1.5 million.  Due to the significant changes in LIBOR rates, we elected an interest term for the January 2009 interest election period under the terms of the senior secured credit agreement which differs from that of the swap instrument.  As a result, we discontinued hedge accounting treatment for our interest rate swap as of December 31, 2008.  In January 2009, we began recognizing a ratable portion of the amount in accumulated other comprehensive income as additional interest expense over the remaining life of the swap instrument.  Also beginning in January 2009, we began recording into earnings the mark-to-market adjustment to reflect the changes in the fair value of the hedging instrument.  During the three months ended March 31, 2009, we recognized additional interest expense of $1.2 million due to the ratable recognition of the balance in accumulated other comprehensive income.  We recognized a gain in interest expense for the quarter of $615,000 due to mark-to-market adjustment of the swap liability. The net effect of discontinuing hedge accounting caused interest expense to increase $585,000 for the quarter.

Senior PIK Toggle Notes

On August 23, 2008, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 23, 2008 to February 23, 2009.  As a result, the principal due on the Toggle Notes increased by $10.8 million in the first quarter 2009.  On February 23, 2009, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from February 23, 2009 to August 23, 2009.  We have accrued $2.5 million in interest in other accrued expenses as of March 31, 2009.

At March 31, 2009, we were in compliance with all material covenants required by each of the senior secured credit facility and the Toggle Notes.

Notes Payable to Banks

Certain of our subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The outstanding balance of this indebtedness as of March 31, 2009 and December 31, 2008 was $16.8 million and $17.3 million, respectively.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. We have guaranteed substantially all of this debt.

Capital Lease Obligations

We are liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at March 31, 2009 and December 31, 2008 was $11.3 million and $11.8 million, respectively.

Inflation

Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.

Earnings Before Interest, Taxes, Depreciation and Amortization

When we use the term “EBITDA,” we are referring to net income plus (a) gain (loss) on discontinued operations, (b) income tax expense (benefit), (c) interest expense, net, (d) depreciation and amortization, and (e) net income attributable to noncontrolling interests.  Noncontrolling interest represents the interests of third parties, such as physicians and in some cases, health care systems that own an interest in surgical facilities that we consolidate for financial reporting purposes.  Our operating strategy is to apply a market-based approach in structuring our partnerships, with individual market dynamics driving the structure.  We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.

EBITDA increased 6.0% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  The increase results from improved operating income margins primarily due to a decrease in general and administrative expense.

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

EBITDA is not a measurement of financial performance or liquidity under GAAP.  It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.  The items excluded from EBITDA are significant components in understanding and evaluating financial performance and liquidity.  Our calculation of EBITDA is not comparable to the EBITDA measure we have used in certain prior periods but is consistent with the measure EBITDA less income attributable to noncontrolling interests previously reported.  Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table reconciles EBITDA to net cash provided by operating activities – continuing operations (in thousands):

	Three Months Ended March 31,
	2009	2008

EBITDA	14,268	13,449
Depreciation and amortization	(4,352)	(3,516)
Non-cash stock option compensation expense	(324)	(1,144)
Interest expense, net	(11,046)	(10,084)
(Provision) benefit for income taxes	(1,327)	428
Net income attributable to noncontrolling interests	6,519	5,889
Loss on discontinued operations, net of taxes	(6,232)	(214)
Net loss	(2,494)	4,808
Loss from discontinued operations	6,232	214
Depreciation and amortization	4,352	3,516
Amortization of deferred financing costs	499	1,313
Non-cash payment-in-kind interest option	5,556	2,535
Non-cash stock option compensation expense	324	1,144
Non-cash recognition of other comprehensive income into earnings	732	—
Non-cash losses (gains)	(245)	36
Deferred income taxes	1,876	(2,629)
Equity in earnings of unconsolidated affiliates, net of distributions received	125	199
Provision for doubtful accounts	935	127
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(998)	595
Other assets and liabilities	1,639	767
Net cash provided by operating activities – continuing operations	18,533	12,625

Other Data:
Number of surgical facilities included in continuing operations, as of the end of period(1)	65	67

(1)          Includes surgical facilities that we manage but in which have no ownership.

Summary

We believe that existing funds, cash flows from operations and available borrowings under our senior secured credit facility will provide sufficient liquidity for the next 12 to 18 months. However, we may need to incur additional debt or issue additional equity or debt securities in the future. We cannot be assured that capital will be available on acceptable terms, if at all. Our ability to meet our funding needs could be adversely affected if we suffer adverse results from our operations, or if we violate the covenants and restrictions to which we are subject under our senior secured credit facility or indenture governing the Toggle Notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At March 31, 2009, $235.3 million of our total long-term debt was subject to variable rates of interest, while the remaining $226.4 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $2.3 million. The fair value of our total long-term debt, based on quoted market prices as of March 31, 2009 is approximately $226.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported in a timely manner.

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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
Teresa F. Sparks
Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  May 13, 2009

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