Form 10-K/A
period 2008-12-31
SYMBION INC/TN
filed 2009-06-17
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

None of the registrant’s common stock is held by non-affiliates.

As of March 20, 2009, 1,000 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

Symbion, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009 (the “Form 10-K”), for the purpose of filing a full and complete copy of the agreements listed as Exhibits 10.3 and 10.13 to the Form 10-K in the form such agreements were executed and delivered by the respective parties thereto.

This amendment amends and restates in its entirety Item 15 and the Exhibit Index of the Form 10-K.  In addition to Exhibits 10.3 and 10.13, the Company is including as exhibits currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer.  This amendment should be read in conjunction with the original Form 10-K, continues to speak as of the date of the Form 10-K, and does not modify or update disclosures in the Form 10-K except as noted above.  Accordingly, this amendment does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures.

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

4.4	First Supplemental Indenture, dated as of September 18, 2008 among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (b)
10.1	Employment Agreement, dated August 23, 2007, between Symbion, Inc. and Richard E. Francis, Jr. (b) (g)
10.2	Employment Agreement, dated August 23, 2007, between Symbion, Inc. and Clifford G. Adlerz (b) (g)
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

10.4	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (c)
10.5	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (d)
10.6	Symbion Holdings Corporation 2007 Equity Incentive Plan (b) (g)
10.7	Symbion, Inc. Executive Change in Control Severance Plan (b) (g)
10.8	Symbion Holdings Corporation Compensatory Equity Participation Plan (b) (g)
10.9	Shareholders Agreement, dated as of August 23, 2007, among Symbion Holdings Corporation and the stockholders of Symbion Holdings Corporation and other persons named therein (b)
10.10	Advisory Services and Monitoring Agreement, dated as of August 23, 2007, among Symbion, Inc., Symbion Holdings Corporation and Crestview Advisors, L.L.C. (b)
10.11	Form of Employee Contribution Agreement (b)
10.12	Symbion, Inc. Supplemental Executive Retirement Plan (e) (g)
10.13	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc.
10.14	Interest Rate Swap Agreement with counterparty, Merrill Lynch Capital Services, Inc. (h)
21	Subsidiaries of Registrant (h)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (h)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (h)
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (h)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (h)

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

(f)            Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed August 2, 2005 (File No. 000-50574)

(g)         Compensation plan or arrangement

(h)         Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed March 31, 2009 (File No. 000-50574)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBION, INC.

	By:	/s/ Richard E. Francis, Jr.
Richard E. Francis, Jr.
Chairman of the Board and Chief Executive Officer
Dated: June 17, 2009

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

4.4	First Supplemental Indenture, dated as of September 18, 2008 among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (b)
10.1	Employment Agreement, dated August 23, 2007, between Symbion, Inc. and Richard E. Francis, Jr. (b) (g)
10.2	Employment Agreement, dated August 23, 2007, between Symbion, Inc. and Clifford G. Adlerz (b) (g)
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

10.4	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (c)
10.5	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (d)
10.6	Symbion Holdings Corporation 2007 Equity Incentive Plan (b) (g)
10.7	Symbion, Inc. Executive Change in Control Severance Plan (b) (g)
10.8	Symbion Holdings Corporation Compensatory Equity Participation Plan (b) (g)
10.9	Shareholders Agreement, dated as of August 23, 2007, among Symbion Holdings Corporation and the stockholders of Symbion Holdings Corporation and other persons named therein (b)
10.10	Advisory Services and Monitoring Agreement, dated as of August 23, 2007, among Symbion, Inc., Symbion Holdings Corporation and Crestview Advisors, L.L.C. (b)
10.11	Form of Employee Contribution Agreement (b)
10.12	Symbion, Inc. Supplemental Executive Retirement Plan (e) (g)
10.13	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc.
10.14	Interest Rate Swap Agreement with counterparty, Merrill Lynch Capital Services, Inc. (h)
21	Subsidiaries of Registrant (h)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (h)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (h)
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (h)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (h)

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

(f)            Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed August 2, 2005 (File No. 000-50574)

(g)         Compensation plan or arrangement

(h)         Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed March 31, 2009 (File No. 000-50574)