Form 10-Q
period 2009-06-30
SYMBION INC/TN
filed 2009-08-12
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

None of the registrant’s common stock is held by non-affiliates.

As of August 12, 2009, 1,000 shares of the registrant’s common stock were outstanding.

SYMBION, INC.

FORM 10-Q

August 12, 2009

Item 1.  Financial Statements

SYMBION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$50,401	$41,833
Accounts receivable, less allowance for doubtful accounts of $13,126 and $14,587, respectively	35,655	34,707
Inventories	9,761	9,050
Prepaid expenses and other current assets	9,660	12,719
Deferred tax asset	462	825
Current assets of discontinued operations	665	1,104
Total current assets	106,604	100,238
Land	2,938	2,938
Buildings and improvements	53,993	53,847
Furniture and equipment	54,987	49,093
Computers and software	3,944	2,864
	115,862	108,742
Less accumulated depreciation	(21,514)	(14,057)
Property and equipment, net	94,348	94,685
Intangible assets	19,570	19,570
Goodwill	545,707	541,831
Investments in and advances to affiliates	14,684	14,532
Other assets	11,424	11,875
Long-term assets of discontinued operations	636	833
Total assets	$792,973	$783,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,576	$5,392
Accrued payroll and benefits	8,873	7,500
Other accrued expenses	25,210	22,240
Current maturities of long-term debt	15,949	12,205
Current liabilities of discontinued operations	794	629
Total current liabilities	58,402	47,966
Long-term debt, less current maturities	443,369	440,612
Deferred income tax payable	35,636	33,008
Other liabilities	11,289	12,526
Long-term liabilities of discontinued operations	4,242	236

Noncontrolling interests — redeemable	27,352	27,502

Stockholders’ equity:
Common stock, 1,000 shares, $0.01 par value, authorized, issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Additional paid-in-capital	241,463	240,815
Accumulated other comprehensive loss	(4,311)	(5,584)
Retained deficit	(34,936)	(24,025)
Total Symbion, Inc. stockholders’ equity	202,216	211,206
Noncontrolling interests — non-redeemable	10,467	10,508
Total equity	212,683	221,714
Total liabilities and stockholders’ equity	$792,973	$783,564

See notes to unaudited condensed consolidated financial statements.

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$88,461	$84,361	$172,632	$163,614
Operating expenses:
Salaries and benefits	23,974	22,558	47,000	44,435
Supplies	19,349	16,850	36,273	33,002
Professional and medical fees	6,481	4,525	11,312	9,141
Rent and lease expense	6,260	5,608	12,156	11,043
Other operating expenses	6,692	6,470	13,431	12,770
Cost of revenues	62,756	56,011	120,172	110,391
General and administrative expense	5,469	5,940	11,345	12,639
Depreciation and amortization	4,226	3,706	8,578	7,222
Provision for doubtful accounts	1,047	1,049	1,982	1,176
Income on equity investments	(466)	(517)	(652)	(701)
Impairment and loss on disposal of long-lived assets	388	279	440	473
Gain on sale of long-lived assets	(558)	(510)	(943)	(668)
Total operating expenses	72,862	65,958	140,922	130,532
Operating income	15,599	18,403	31,710	33,082
Interest expense, net	(10,896)	(11,120)	(21,942)	(21,204)
Income before income taxes and discontinued operations	4,703	7,283	9,768	11,878
Provision for income taxes	1,393	529	2,720	118
Income from continuing operations	3,310	6,754	7,048	11,760
Income (loss) from discontinued operations, net of taxes	97	(1,809)	(6,135)	(2,005)
Net income	3,407	4,945	913	9,755
Less: Net income attributable to noncontrolling interests	(5,305)	(6,956)	(11,824)	(12,845)
Net loss attributable to Symbion, Inc	$(1,898)	$(2,011)	$(10,911)	$(3,090)

See notes to unaudited condensed consolidated financial statements.

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Symbion, Inc.
				Accumulated
				Other		Noncontrolling
	Common Stock		Additional	Comprehensive	Retained	Interests -
	Shares	Amount	Paid-in Capital	Loss	Deficit	Non-redeemable	Total
Balance at December 31, 2007	1,000	$—	$238,701	$(2,188)	$(3,227)	$12,074	$245,360
Net loss	—	—	—	—	(3,090)	3,623	533
Amortized compensation expense related to stock options	—	—	1,467	—	—	—	1,467
Unrealized loss on interest rate swap, net of taxes of $26,000	—	—	—	(40)	—	—	(40)
Distributions to noncontrolling interests	—	—	—	—	—	(1,927)	(1,927)
Acquisition and disposal of shares of noncontrolling interests	—	—	—	—	—	98	98
Other	—	—	—	—	—	985	985
Balance at June 30, 2008	1,000	$—	$240,168	$(2,228)	$(6,317)	$14,853	$246,476

Balance at December 31, 2008	1,000	$—	$240,815	$(5,584)	$(24,025)	$10,508	$221,714
Net loss	—	—	—	—	(10,911)	2,567	(8,344)
Amortized compensation expense related to stock options	—	—	648	—	—	—	648
Recognition of interest rate swap liability to earnings, net of taxes of $631,000	—	—	—	1,273	—	—	1,273
Distributions to noncontrolling interests	—	—	—	—	—	(2,952)	(2,952)
Acquisition and disposal of shares of noncontrolling interests	—	—	—	—	—	154	154
Other	—	—	—	—	—	190	190
Balance at June 30, 2009	1,000	$—	$241,463	$(4,311)	$(34,936)	$10,467	$212,683

See notes to unaudited condensed consolidated financial statements.

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$913	$9,755
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	6,135	2,005
Depreciation and amortization	8,578	7,222
Amortization of deferred financing costs	1,000	3,466
Non-cash payment-in-kind interest option	11,299	4,937
Non-cash stock option compensation expense	648	1,467
Non-cash recognition of other comprehensive income into earnings	1,382	—
Non-cash credit risk adjustment of financial instruments	709	—
Non-cash gains	(236)	(175)
Deferred income taxes	3,519	(2,329)
Equity in earnings of unconsolidated affiliates, net of distributions received	(42)	249
Provision for doubtful accounts	1,982	1,176
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(1,076)	(2,325)
Income taxes payable	1,762	2,808
Other assets and liabilities	1,264	5,872
Net cash provided by operating activities — continuing operations	37,837	34,128
Net cash used in operating activities — discontinued operations	(262)	(295)
Net cash provided by operating activities	37,575	33,833

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(126)	(12,468)
Purchases of property and equipment, net	(5,764)	(7,052)
Proceeds from unit activity of unconsolidated facilities	(198)	—
Change in other assets	(521)	1,801
Net cash used in investing activities — continuing operations	(6,609)	(17,719)
Net cash used in investing activities — discontinued operations	(13)	(259)
Net cash used in investing activities	(6,622)	(17,978)

Cash flows from financing activities:
Principal payments on long-term debt	(7,469)	(14,498)
Repayment of bridge facility	—	(179,937)
Proceeds from debt issuances	289	8,669
Proceeds from issuance of Toggle Notes	—	179,937
Payment of debt issuance costs	(203)	(4,739)
Distributions to noncontrolling interests	(12,923)	(10,580)
Proceeds from unit activity of consolidated facilities	1,027	219
Other financing activities	(3,102)	(657)
Net cash used in financing activities — continuing operations	(22,381)	(21,586)
Net cash (used in) provided by financing activities — discontinued operations	(4)	391
Net cash used in financing activities	(22,385)	(21,195)
Net increase (decrease) in cash and cash equivalents	8,568	(5,340)
Cash and cash equivalents at beginning of period	41,833	44,656
Cash and cash equivalents at end of period	$50,401	$39,316

See notes to unaudited condensed consolidated financial statements.

SYMBION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1.  Organization

Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and physician groups, hospitals and hospital systems.  As of June 30, 2009, the Company owned and operated 59 surgical facilities, including 55 ambulatory surgery centers and four surgical hospitals, and managed eight additional ambulatory surgery centers and two physician networks.  The Company owns a majority ownership interest in 35 of the 59 surgical facilities and consolidates 51 of these surgical facilities for financial reporting purposes, of which 50 are included in continuing operations.

On August 23, 2007, the Company was acquired by an investment group led by an affiliate of Crestview Partners, L.P. (“Crestview”).  As a result of this merger (the “Merger”), the Company has no publicly traded equity securities.  The Company is a wholly owned subsidiary of Symbion Holdings Corporation (“Holdings”), which is owned by an investor group that includes affiliates of Crestview, members of the Company’s management and other investors.

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

Adoption of New Accounting Standards

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 requires, among other items, that a noncontrolling interest be included within equity separate from the parent’s equity; consolidated net income be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares; and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all be reported on the consolidated statement of operations.  The implementation of SFAS No. 160 also results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities.  Those changes to the statement of cash flows include: a) distributions to noncontrolling interest partners were previously recorded as an operating activity and are now included in the financing activities section, and b) acquisitions or sales of equity interests in consolidated subsidiaries in which there were no changes of control were previously recorded in the investing section and are now presented as financing activities.

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

On June 30, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, Subsequent Events.  This statement establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before the financial statements are issued.  The Company evaluated all subsequent events that occurred after the balance sheet date through the filing of the financial statements on August 12, 2009.

In April 2009, the Financial Accounting Standards Board, or FASB, issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments,  (“SFAS No. 107”), to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS No. 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business.  The physician limited partners and physician minority members of the entities that the Company controls are responsible for the supervision and delivery of medical services.  The governance rights of limited partners and minority members are restricted to those that protect their financial interests.  Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breaches of the partnership or operating agreement, gross negligence or bankruptcy.  These protective rights do not preclude consolidation of the respective partnerships and limited liability companies.  The condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (as amended).  The variable interest entities are surgical facilities located in the states of Florida and New York.  With regard to the New York facility, the Company is the primary beneficiary due to the level of variability in operating results and the obligation and likelihood of absorbing the majority of expected gains and losses.  Regarding the Florida facility, the Company has fully guaranteed facility debt obligations.  The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected gains and losses.  The accompanying condensed consolidated balance sheets at June 30, 2009 and December 31, 2008 include assets of $14.5 million and $17.6 million, respectively, and liabilities of $4.7 million and $5.7 million, respectively, related to the variable interest entities.  All significant intercompany balances and transactions are eliminated in consolidation.

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s term loans under its senior secured credit facility and the Toggle Notes as of June 30, 2009 and December 31, 2008 were as follows:

	Carrying Amount December 31,		Fair Value December 31,
	2009	2008	2009	2008
Tranche A, Term Loan	$117,313	$117,938	$99,422	$70,763
Tranche B, Term Loan	117,313	117,938	99,422	70,763
Senior PIK Toggle Notes	195,482	184,635	127,063	73,854

The fair value of the term loans and Toggle Notes were based on quoted prices at June 30, 2009 and December 31, 2008.  The Company’s long-term debt instruments are discussed further in Note 5.

Accounts Receivable

Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients.  The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there is significant credit risk associated with these government agencies.  Concentration of credit risk with respect to other payors is limited because of the large number of such payors.  Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value.  The Company does not require collateral for private pay patients.  Accounts receivable at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009	December 31, 2008
Surgical facilities	$34,945	$34,057
Physician networks	710	650
Total	$35,655	$34,707

The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgical facilities as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Private insurance	51%	59%
Government	17	15
Self-pay	17	15
Other	15	11
Total	100%	100%

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

Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2008	$541,831
Purchase price allocations	4,052
Disposals	(176)
Balance at June 30, 2009 (unaudited)	$545,707

As a result of the acquisition of Austin Surgical Hospital, the Company recorded goodwill of $4.2 million.  The Company is in the process of performing a valuation of certain assets of the facility to determine the final purchase price allocation.  Also included in the purchase price allocation total is $(182,000) related to the Company’s purchase of ownership interests in various surgical facilities during the year ended December 31, 2008 for which purchase accounting adjustments were finalized during the six months ended June 30, 2009.  Disposals of goodwill relate to the Company’s shutdown of the Englewood, Colorado surgical facility in February 2009.

The Company has intangible assets related to the certificates of need for certain of its facilities of $19.6 million.  These indefinite-lived assets are not amortized, but are assessed for possible impairment as part of the Company’s impairment analysis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Noncontrolling Interests

The consolidated financial statements include all assets, liabilities, revenues and expenses of surgical facilities in which the Company has sufficient ownership and rights to allow the Company to consolidate the surgical facilities.  The Company has recorded noncontrolling interests in the earnings (losses) of such surgical facilities in accordance with the provisions of SFAS No. 160,  Noncontrolling Interests in Consolidated Financial Statements.

Other Accrued Expenses

A summary of other accrued expenses is as follows (in thousands):

	June 30, 2009	December 31, 2008
Interest payable	$9,186	$9,787
Current taxes payable	3,250	2,284
Insurance liabilities	2,834	2,325
Other accrued expenses	9,940	7,844
	$25,210	$22,240

Other Comprehensive Income

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that result from recognized transactions.  Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swap accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”).  The Company entered into an interest rate swap agreement on October 31, 2007.  The value of the interest rate swap was recorded as a long-term liability of $6.1 million at June 30, 2009.  The Company previously recorded the change in value of the interest rate swap as accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.  As of December 31, 2008, the Company discontinued hedge accounting treatment for the interest rate swap and began recognizing the amount in accumulated other comprehensive income to earnings, ratably over the remaining life of the hedging instrument.  See Note 6 for further discussion of derivative instruments.

Revenues

Revenues by service type consist of the following for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Patient service revenues	$84,814	$80,122	$165,472	$155,349
Physician service revenues	1,615	1,611	3,255	3,226
Other service revenues	2,032	2,628	3,905	5,039
Total revenues	$88,461	$84,361	$172,632	$163,614

The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Private insurance	71%	72%	71%	72%
Government	24	22	24	22
Self-pay	4	4	4	4
Other	1	2	1	2
Total	100%	100%	100%	100%

Reclassifications

Certain reclassifications have been made to the comparative period’s financial statements to conform to the 2009 presentation.  The reclassifications had no impact on the Company’s financial position or results of operations.

3.  Acquisitions and Equity Method Investments

Effective May 1, 2009, the Company acquired a 91.8% ownership interest in a surgical hospital in Austin, Texas for $350,000 plus the assumption of $2.6 million of debt.  The Company subsequently reduced its ownership in this facility to 49.8%.  Austin, Texas is an existing market for the Company, and this acquisition provides the opportunity to expand the Company’s market presence.  In addition, favorable growth potential exists if the Company is successful in leveraging its physician relationships at the existing ambulatory surgery center.  The surgical hospital has historically experienced financial difficulties and represents an opportunity for the Company to improve the financial position of this facility through operational efficiencies.

The acquisition included gross accounts receivable of $7.1 million.  The Company recorded the receivables at $1.8 million, which was deemed to be the fair value of the receivables as of the date of the acquisition.  This fair value estimate was assumed by the Company to be fully collectible as of the acquisition date. The acquisition was financed with cash from operations.  The Company, as general partner, has the ability to direct the financial affairs of the facility, and as such, this facility is consolidated for financial reporting purposes.

During the first quarter of 2009, the Company acquired an incremental ownership of 18.0% in its surgical facility located in Thousand Oaks, California for $416,000.  Prior to the acquisition, the Company owned 1.0% of this facility.  The acquisition was financed with cash from operations.

4.  Discontinued Operations

In February 2009, the Company completed its shutdown of the Englewood, Colorado facility.  The Company recorded a loss on the disposal of $5.9 million, which includes an accrual of $4.6 million for future contractual obligations under a facility operating lease.  As of June 30, 2009, the Company owned one surgical facility that is classified as discontinued operations.  The results of operations in these centers are presented net of income taxes in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  The accompanying consolidated financial statements have been reclassified to conform to this presentation for all periods presented.  These required reclassifications of prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net loss or cash flows.  Revenues, the income (loss) on operations before income taxes, the income tax provision (benefit), the loss on the sale from discontinued operations, net of taxes, and the income (loss) from discontinued operations, net of taxes, for the following periods indicated, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue	$1,160	$2,073	$2,379	$3,943
Income (loss) on operations, before taxes	$105	$(316)	$(267)	$(781)
Income tax provision (benefit)	$8	$99	$16	$(170)
Loss on sale, net of taxes	$—	$(1,394)	$(5,852)	$(1,394)
Income (loss) from discontinued operations, net of taxes	$97	$(1,809)	$(6,135)	$(2,005)

5.  Long-Term Debt

The Company’s long-term debt is summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Senior secured credit facility	$234,625	$235,875
Senior PIK toggle notes	195,482	184,635
Notes payable to banks	15,996	17,298
Secured term loans	2,966	3,213
Capital lease obligations	10,249	11,796
	459,318	452,817
Less current maturities	(15,949)	(12,205)
Total long-term debt	$443,369	$440,612

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

The senior secured credit facility permits the Company to declare and pay dividends only in additional shares of its stock except for the following exceptions.  Restricted Subsidiaries, as defined in the credit agreement, may declare and pay dividends ratably with respect to their capital stock.  The Company may declare and pay cash dividends or make other distributions to Holdings provided the proceeds are used by Holdings to (i) purchase or redeem equity interests of Holdings acquired by former or current employees, consultants or directors of Holdings, the Company or any Restricted Subsidiary or (ii) pay principal or interest on promissory notes that were issued in lieu of cash payments for the repurchase or redemption of such Equity Instruments, as defined in the credit agreement, provided that the aggregate amount of such dividends or other distributions shall not exceed $3.0 million in any fiscal year.  Any unused amounts that are permitted to be paid under this provision are available to be carried over to subsequent fiscal years provided that certain conditions are met.  The Company may also (i) make payments to Holdings to pay franchise taxes and other fees required to maintain its corporate existence provided such payments do not exceed $3.0 million in any calendar year, (ii) make payments in the amount necessary to enable Holdings to pay income taxes directly attributable to the operations of the Company, and (iii) make $1.0 million in annual advisory and management agreement payments.  The Company may also make additional payments to Holdings in the aggregate amount of $5.0 million throughout the term of the senior secured credit facility.

As of June 30, 2009, the amount outstanding under the senior secured credit facility was $234.6 million with an interest rate on the borrowings of 3.6%.  The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used.  The Company pays this fee quarterly.  As of June 30, 2009, the amount available under the Revolving Facility was $100.0 million.

Senior PIK Toggle Notes

On June 3, 2008, the Company completed a private offering of $179.9 million aggregate principal amount of the 11.00%/11.75% Senior PIK Toggle Notes due 2015 (the “Toggle Notes”).  The notes issued in the private offering were subsequently exchanged for Toggle Notes registered under the Securities Act of 1933, as amended, in an exchange offer.  Interest on the Toggle Notes is due on February 23 and August 23 of each year.  The Toggle Notes will mature on August 23, 2015.  For any interest period through August 23, 2011, the Company may elect to pay interest on the Toggle Notes (i) in cash, (ii) in kind, by increasing the principal amount of the notes or issuing new notes (referred to as “PIK interest”) for the entire amount of the interest payment or (iii) by paying interest on 50% of the principal amount of the Toggle Notes in cash and 50% in PIK interest.  Cash interest on the Toggle Notes accrues at the rate of 11.0% per annum.  PIK interest on the Toggle Notes accrues at the rate of 11.75% per annum. The Company elects to pay cash interest or to exercise the PIK option in advance of the interest period.  Upon issuance of the Toggle Notes, the Company elected to exercise the PIK option by increasing the principal amount of the Toggle Notes in lieu of making scheduled interest payments of $4.7 million for the interest period through August 23, 2008.

On August 23, 2008, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 23, 2008 to February 23, 2009.  This election increased the principal due on the Toggle Notes by $10.8 million in the first quarter of 2009.  On February 23, 2009, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from February 23, 2009 to August 23, 2009.  The Company has accrued $8.2 million in interest in other accrued expenses as of June 30, 2009 and will reclassify the total accrued interest to the principal balance of the Toggle Notes on August 23, 2009.

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

At June 30, 2009, the Company was in compliance with all covenants required by each long-term debt agreement.

Notes Payable to Banks

Certain subsidiaries of the Company have outstanding bank indebtedness of $16.0 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.  The Company has guaranteed substantially all of this debt.

Capital Lease Obligations

The Company is liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at June 30, 2009 and December 31, 2008 was $10.2 million and $11.8 million, respectively.

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

The interest rate swap agreement exposes both parties of the swap instrument to credit risk in the event of non-performance by the counter-party. At June 30, 2009, the Company recorded a credit risk adjustment of $1.1 million to reduce the carrying value of the swap liability, reflecting the liability at fair value under SFAS No. 157.

The Company does not hold or issue derivative financial instruments for trading purposes. The fair value of the Company’s interest rate swap at June 30, 2009 and December 31, 2008, after the credit risk adjustment, reflected a liability of approximately $6.1 million and $7.0 million, respectively, and is included in other liabilities in the accompanying consolidated balance sheets. The interest rate swap reflects a liability balance at June 30, 2009 and December 31, 2008 because of decreases in market interest rates since inception.

At inception, the Company designated the interest rate swap as a cash flow hedge instrument. The Company assessed the effectiveness of this cash flow hedge instrument on a quarterly basis.  Due to the significant decline in benchmark interest rates, the Company elected, as of January 28, 2009, an interest term under the provisions of the senior credit facility, different than the terms of the hedging instrument.  In accordance with SFAS No. 133, the Company has determined that this benchmark interest rate swap would no longer result in effectiveness within an acceptable range under the guidance in SFAS No. 133, on a prospective basis.  As of December 31, 2008, the Company determined the hedge instrument to be ineffective and discontinued hedge accounting treatment. During the six months ended June 30, 2009, the Company recognized $1.9 million of the balance in accumulated other comprehensive income (“AOCI”) as additional interest expense.  The remaining balance recorded in AOCI as of June 30, 2009 of $5.1 million will be recognized as additional interest expense ratably over the remaining life of the hedging instrument.  Also in January 2009, the Company began recording into earnings the mark-to-market adjustment to reflect the change in the fair value of the hedging instrument.  For the six months ended June 30, 2009, the Company recognized a mark-to-market gain of $1.6 million, which is included in interest expense.  The net effect of discontinuing hedge accounting caused interest expense to increase $1.1 million for the six months ended June 30, 2009.

7.  Stock Options

Overview

SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS No. 123(R)”), requires the Company to recognize, in the financial statements, the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards.  The Company uses the Black-Scholes option pricing model to value any options awarded subsequent to adoption of SFAS No. 123(R).  All option pricing models require the input of highly subjective assumptions including the expected stock price volatility and the expected exercise patterns of the option holders.

The Company’s stock option compensation expense estimate can vary in the future depending on many factors, including levels of options and awards granted in the future, forfeitures, when option or award holders exercise these awards, and whether performance targets are met and a liquidity event occurs.

There were no options granted during the six months ended June 30, 2009; however, 94,417 options to purchase shares of common stock included in the August 31, 2007 grant, which were reserved for issuance for positions to be filled after the initial grant, were issued to certain employees of the Company during the first quarter of 2009.  The Company began expensing these options during the requisite service period. The estimated weighted average fair value of the time-vested options issued during the first quarter of 2009 was $0.70 and those issued during the period of 2007 after the Merger was $4.91, determined using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of the grant which was deemed to be zero; weighted average volatility of 42% for the options issued during the first quarter of 2009; and a weighted average risk free interest rate of 0.5% for the options issued during the first quarter of 2009, based on the implied yield on the United States Treasury zero-coupon issues with an expected life of 6.5 years.  The Company used an expected forfeiture rate of approximately 4% for the options valued during 2009.

The Company recognized $648,000 and $1.5 million of non-cash stock based compensation expense in the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, there was approximately $3.3 million of total unrecognized compensation expense related to unvested options granted under the option plan.  This expense is expected to be fully recognized by the end of 2013.

8.  Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”).  SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred.  Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company has applied the provisions of SFAS No. 141(R) to the acquisitions completed during the six months ended June 30, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The objective of the guidance is to provide users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company is adhering to the enhanced disclosure requirements regarding derivative instruments and hedging activities.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification, which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP.  All other accounting literature not included in the codification will be considered non-authoritative.  The codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  The Company will conform the financial statements to the new codification for the quarter ended September 30, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  This statement establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before the financial statements are issued.  The adoption of this standard required the evaluation of all subsequent events that occurred after the balance sheet date through the date of issuance of the financial statements.  SFAS No. 165 is effective for interim and annual periods after June 15, 2009.  The Company has adopted SFAS No. 165 for the quarter ended June 30, 2009 and has evaluated subsequent events through August 12, 2009, the date of the filing of these financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No.107 to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS No. 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company has included these additional disclosures in Note 2.

9.  Commitments and Contingencies

Debt and Lease Guaranty on Non-Consolidated Entities

The Company has guaranteed $1.3 million of operating lease payments of certain surgical facilities.  These operating leases typically have ten year terms, with optional renewal periods.  As of June 30, 2009, the Company has also guaranteed $2.3 million of debt of five non-consolidating surgical facilities.  In the event that the facilities meet certain financial and debt service benchmarks, the guarantees of these surgical facilities will expire between 2010 and 2012.

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

10.  Related Party Transactions

On August 23, 2007, the Company entered into a ten-year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, for the quarter ended June 30, 2009, has an asset of $151,000 that is included in prepaid expenses and other current assets.

As of June 30, 2009 and December 31, 2008, the Company had $853,000 and $560,000, respectively, payable to physicians at one of the Company’s physician networks as a result of cash receipts in excess of expenditures for the related facilities.  These amounts are included in other accrued expenses.

11.  Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries.  Presented below is condensed consolidating financial information for the Company and its subsidiaries as required by regulations of the Securities and Exchange Commission (“SEC”) in connection with the Company’s Toggle Notes that have been registered with the SEC.  The information segregates the parent company issuer, the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and consolidating eliminations.  The operating and investing activities of the separate legal entities are fully interdependent and integrated.  Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis.  All of the subsidiary guarantees are both full and unconditional and joint and several.

SYMBION, INC.

CONSOLIDATING BALANCE SHEET

June 30, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,752	$12,482	$30,167	$—	$50,401
Accounts receivable, net	—	709	34,946	—	35,655
Inventories	—	—	9,761	—	9,761
Prepaid expenses and other current assets	759	480	8,421	—	9,660
Due from related parties	92,571	—	—	(92,571)	—
Deferred tax asset	462	—	—	—	462
Current assets of discontinued operations	—	—	665	—	665
Total current assets	101,544	13,671	83,960	(92,571)	106,604
Property and equipment, net	1,654	784	91,910	—	94,348
Goodwill and intangibles	565,277	—	—	—	565,277
Investments in and advances to affiliates	140,106	99,094	880	(225,396)	14,684
Other assets	10,726	64	634	—	11,424
Long-term assets of discontinued operations	—	—	636	—	636
Total assets	$819,307	$113,613	$178,020	$(317,967)	$792,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$664	$74	$6,838	$—	7,576
Accrued payroll and benefits	821	589	7,463	—	8,873
Due to related parties	—	49,669	42,902	(92,571)	—
Other accrued expenses	13,830	101	11,279	—	25,210
Current maturities of long-term debt	6,477	—	9,472	—	15,949
Current liabilities of discontinued operations	—	—	794	—	794
Total current liabilities	21,792	50,433	78,748	(92,571)	58,402
Long-term debt, less current maturities	424,170	—	19,199	—	443,369
Deferred income tax payable	35,636	—	—	—	35,636
Other liabilities	8,570	111	2,608	—	11,289
Long-term liabilities of discontinued operations	—	—	4,242	—	4,242
Noncontrolling interests — redeemable	27,352	—	—	—	27,352
Total Symbion, Inc. stockholders’ equity	291,320	63,069	73,223	(225,396)	202,216
Noncontrolling interests — non-redeemable	10,467	—	—	—	10,467
Total equity	301,787	63,069	73,223	(225,396)	212,683
Total liabilities and stockholders’ equity	$819,307	$113,613	$178,020	$(317,967)	$792,973

SYMBION, INC.

CONSOLIDATING BALANCE SHEET

December 31, 2008

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,369	$9,801	$27,663	$—	$41,833
Accounts receivable, net	—	654	34,053	—	34,707
Inventories	—	—	9,050	—	9,050
Prepaid expenses and other current assets	6,481	585	5,653	—	12,719
Due from related parties	78,735	—	—	(78,735)	—
Deferred tax asset	825	—	—	—	825
Current assets of discontinued operations	—	—	1,104	—	1,104
Total current assets	90,410	11,040	77,523	(78,735)	100,238
Property and equipment, net	3,900	878	89,907	—	94,685
Goodwill and intangibles	561,401	—	—	—	561,401
Investments in and advances to affiliates	143,630	115,577	1,019	(245,694)	14,532
Other assets	11,345	85	445	—	11,875
Long-term assets of discontinued operations	—	—	833	—	833
Total assets	$810,686	$127,580	$169,727	$(324,429)	$783,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1	$53	$5,338	$—	$5,392
Accrued payroll and benefits	1,822	678	5,000	—	7,500
Due to related parties	—	27,030	51,705	(78,735)	—
Other accrued expenses	15,373	77	6,790	—	22,240
Current maturities of long-term debt	3,998	17	8,190	—	12,205
Current liabilities of discontinued operations	—	—	629	—	629
Total current liabilities	21,194	27,855	77,652	(78,735)	47,966
Long-term debt, less current maturities	417,217	—	23,395	—	440,612
Deferred income tax payable	9,927	121	22,960	—	33,008
Other liabilities	12,526	—	—	—	12,526
Long-term liabilities of discontinued operations	—	—	236	—	236
Noncontrolling interests — redeemable	27,502	—	—	—	27,502
Total Symbion, Inc. stockholders’ equity	311,812	99,604	45,484	(245,694)	211,206
Noncontrolling interests — non-redeemable	10,508	—	—	—	10,508
Total equity	322,320	99,604	45,484	(245,694)	221,714
Total liabilities and stockholders’ equity	$810,686	$127,580	$169,727	$(324,429)	$783,564

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For The Three Months Ended June 30, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$8,892	$2,327	$81,132	$(3,890)	$88,461
Operating expenses:
Salaries and benefits	—	4,060	19,914	—	23,974
Supplies	—	200	19,149	—	19,349
Professional and medical fees	—	1,463	5,018	—	6,481
Rent and lease expense	—	528	5,732	—	6,260
Other operating expenses	—	854	5,838	—	6,692
Cost of revenues	—	7,105	55,651	—	62,756
General and administrative expense	5,469	—	—	—	5,469
Depreciation and amortization	161	68	3,997	—	4,226
Provision for doubtful accounts	—	45	1,002	—	1,047
Income on equity investments	—	(466)	—	—	(466)
Impairment and loss (gain) on disposal of long-lived assets	598	(640)	(128)	—	(170)
Management fees	—	—	3,890	(3,890)	—
Equity in earnings of affiliates	(12,727)	—	—	12,727	—
Total operating expenses	(6,499)	6,112	64,412	8,837	72,862
Operating income (loss)	15,391	(3,785)	16,720	(12,727)	15,599
Interest (expense) income, net	(15,963)	(3,497)	8,564	—	(10,896)
(Loss) income before taxes and discontinued operations	(572)	(7,282)	25,284	(12,727)	4,703
Provision for income taxes	1,326	—	67	—	1,393
(Loss) income from continuing operations	(1,898)	(7,282)	25,217	(12,727)	3,310
Income from discontinued operations, net of taxes	—	—	97	—	97
Net (loss) income	(1,898)	(7,282)	25,314	(12,727)	3,407
Net income attributable to noncontrolling interests	—	—	(5,305)	—	(5,305)
Net (loss) income attributable to Symbion, Inc.	$(1,898)	$(7,282)	$20,009	$(12,727)	$(1,898)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For The Six Months Ended June 30, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$17,411	$4,622	$158,266	$(7,667)	$172,632
Operating expenses:
Salaries and benefits	—	8,303	38,697	—	47,000
Supplies	—	406	35,867	—	36,273
Professional and medical fees	—	3,151	8,161	—	11,312
Rent and lease expense	—	1,044	11,112	—	12,156
Other operating expenses	—	1,685	11,746	—	13,431
Cost of revenues	—	14,589	105,583	—	120,172
General and administrative expense	11,345	—	—	—	11,345
Depreciation and amortization	358	136	8,084	—	8,578
Provision for doubtful accounts	—	94	1,888	—	1,982
Income on equity investments	—	(652)	—	—	(652)
Impairment and loss (gain) on disposal of long-lived assets	1,714	(1,988)	(229)	—	(503)
Management fees	—	—	7,667	(7,667)	—
Equity in earnings of affiliates	(13,818)	—	—	13,818	—
Total operating expenses	(401)	12,179	122,993	6,151	140,922
Operating income (loss)	17,812	(7,557)	35,273	(13,818)	31,710
Interest (expense) income, net	(26,283)	(2,981)	7,322	—	(21,942)
(Loss) income before taxes and discontinued operations	(8,471)	(10,538)	42,595	(13,818)	9,768
Provision for income taxes	2,440	—	280	—	2,720
(Loss) income from continuing operations	(10,911)	(10,538)	42,315	(13,818)	7,048
Loss from discontinued operations, net of taxes	—	—	(6,135)	—	(6,135)
Net (loss) income	(10,911)	(10,538)	36,180	(13,818)	913
Net income attributable to noncontrolling interests	—	—	(11,824)	—	(11,824)
Net (loss) income attributable to Symbion, Inc.	$(10,911)	$(10,538)	$24,356	$(13,818)	$(10,911)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For The Three Months Ended June 30, 2008

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$4,941	$2,896	$80,530	$(4,006)	$84,361
Operating expenses:
Salaries and benefits	—	1,228	21,330	—	22,558
Supplies	—	185	16,665	—	16,850
Professional and medical fees	—	303	4,222	—	4,525
Rent and lease expense	—	207	5,401	—	5,608
Other operating expenses	—	122	6,348	—	6,470
Cost of revenues	—	2,045	53,966	—	56,011
General and administrative expense	5,940	—	—	—	5,940
Depreciation and amortization	83	148	3,475	—	3,706
Provision for doubtful accounts	—	123	926	—	1,049
Income on equity investments	—	(517)	—	—	(517)
(Gain) loss on sale/disposal of long-lived assets	(579)	3,208	(2,860)	—	(231)
Management fees	—	—	4,006	(4,006)	—
Equity in earnings of affiliates	(10,223)	—	—	10,223	—
Total operating expenses	(4,779)	5,007	59,513	6,217	65,958
Operating income (loss)	9,720	(2,111)	21,017	(10,223)	18,403
Interest (expense) income, net	(10,890)	19	(249)	—	(11,120)
(Loss) income before taxes and discontinued operations	(1,170)	(2,092)	20,768	(10,223)	7,283
Provision (benefit) for income taxes	841	—	(312)	—	529
(Loss) income from continuing operations	(2,011)	(2,092)	21,080	(10,223)	6,754
Loss from discontinued operations, net of taxes	—	—	(1,809)	—	(1,809)
Net (loss) income	(2,011)	(2,092)	19,271	(10,223)	4,945
Net income attributable to noncontrolling interests	—	—	(6,956)	—	(6,956)
Net (loss) income attributable to Symbion, Inc.	$(2,011)	$(2,092)	$12,315	$(10,223)	$(2,011)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For The Six Months Ended June 30, 2008

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$9,382	$5,807	$156,185	$(7,760)	$163,614
Operating expenses:
Salaries and benefits	—	2,428	42,007	—	44,435
Supplies	—	370	32,632	—	33,002
Professional and medical fees	—	567	8,574	—	9,141
Rent and lease expense	—	380	10,663	—	11,043
Other operating expenses	—	230	12,540	—	12,770
Cost of revenues	—	3,975	106,416	—	110,391
General and administrative expense	12,639	—	—	—	12,639
Depreciation and amortization	171	279	6,772	—	7,222
Provision for doubtful accounts	—	77	1,099	—	1,176
Income on equity investments	—	(701)	—	—	(701)
(Gain) loss on sale/disposal of long-lived assets	(552)	3,187	(2,830)	—	(195)
Management fees	—	—	7,760	(7,760)	—
Equity in earnings of affiliates	(21,365)	—	—	21,365	—
Total operating expenses	(9,107)	6,817	119,217	13,605	130,532
Operating income (loss)	18,489	(1,010)	36,968	(21,365)	33,082
Interest (expense) income, net	(20,922)	83	(365)	—	(21,204)
(Loss) income before taxes and discontinued operations	(2,433)	(927)	36,603	(21,365)	11,878
Provision (benefit)for income taxes	657	—	(539)	—	118
(Loss) income from continuing operations	(3,090)	(927)	37,142	(21,365)	11,760
Loss from discontinued operations, net of taxes	—	—	(2,005)	—	(2,005)
Net (loss) income	(3,090)	(927)	35,137	(21,365)	9,755
Net income attributable to noncontrolling interests	—	—	(12,845)	—	(12,845)
Net (loss) income attributable to Symbion, Inc.	$(3,090)	$(927)	$22,292	$(21,365)	$(3,090)

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For The Six Months Ended June 30, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(10,911)	$(10,538)	$36,180	$(13,818)	$913
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	6,135	—	6,135
Depreciation and amortization	358	136	8,084	—	8,578
Amortization of deferred financing costs	1,000	—	—	—	1,000
Non-cash payment-in-kind interest option	11,299	—	—	—	11,299
Non-cash stock option compensation expense	648	—	—	—	648
Non-cash recognition of other comprehensive income into earnings	1,382	—	—	—	1,382
Non-cash credit risk adjustment of financial instruments	709	—	—	—	709
Non-cash losses (gains)	1,981	(1,988)	(229)	—	(236)
Deferred income taxes	3,519	—	—	—	3,519
Equity in earnings of affiliates	(13,818)	—	—	13,818	—
Equity in earnings of affiliates, net of distributions received	—	(42)	—	—	(42)
Provision for doubtful accounts	—	94	1,888	—	1,982
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(1,076)	—	(1,076)
Income taxes payable	1,762	—	—	—	1,762
Other assets and liabilities	86	574	604	—	1,264
Net cash (used in) provided by operating activities — continuing operations	(1,985)	(11,764)	51,586	—	37,837
Net cash used in operating activities — discontinued operations	—	—	(262)	—	(262)
Net cash (used in) provided by operating activities	(1,985)	(11,764)	51,324	—	37,575
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(126)	—	—	—	(126)
Purchases of property and equipment, net	(198)	—	(5,566)	—	(5,764)
Payments from unit activity of unconsolidated facilities	(198)	—	—	—	(198)
Change in other assets	1,227	14,271	(16,019)	—	(521)
Net cash provided by (used in) investing activities — continuing operations	705	14,271	(21,585)	—	(6,609)
Net cash used in investing activities — discontinued operations	—	—	(13)	—	(13)
Net cash provided by (used in) investing activities	705	14,271	(21,598)	—	(6,622)
Cash flows from financing activities:
Principal payments on long-term debt	(1,250)	—	(6,219)	—	(7,469)
Proceeds from debt issuances	—	—	289	—	289
Payment of debt issuance costs	(203)	—	—	—	(203)
Distributions to noncontrolling interests	—	—	(12,923)	—	(12,923)
Proceeds from unit activity of consolidated facilities	1,027	—	—	—	1,027
Change in other long-term liabilities	5,089	174	(8,365)	—	(3,102)
Net cash provided by (used in) financing activities — continuing operations	4,663	174	(27,218)	—	(22,381)
Net cash used in financing activities — discontinued operations	—	—	(4)	—	(4)
Net cash provided by (used in) financing activities	4,663	174	(27,222)	—	(22,385)
Net increase in cash and cash equivalents	3,383	2,681	2,504	—	8,568
Cash and cash equivalents at beginning of period	4,369	9,801	27,663	—	41,833
Cash and cash equivalents at end of period	$7,752	$12,482	$30,167	$—	$50,401

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For The Six Months Ended June 30, 2008

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(3,090)	$(927)	$35,137	$(21,365)	$9,755
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	2,005	—	2,005
Depreciation and amortization	171	279	6,772	—	7,222
Amortization of deferred financing costs	3,466	—	—	—	3,466
Non-cash payment-in-kind interest option	4,937	—	—	—	4,937
Non-cash stock option compensation expense	1,467	—	—	—	1,467
Non-cash (gains) losses	(553)	3,187	(2,809)	—	(175)
Deferred income taxes	(2,329)	—	—	—	(2,329)
Equity in earnings of affiliates	(21,365)	—	—	21,365	—
Equity in earnings of affiliates, net of distributions received	—	249	—	—	249
Provision for doubtful accounts	—	77	1,099	—	1,176
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(2,325)	—	(2,325)
Income taxes payable	2,808	—	—	—	2,808
Other assets and liabilities	5,009	(1,845)	2,708	—	5,872
Net cash (used in) provided by operating activities — continuing operations	(9,479)	1,020	42,587	—	34,128
Net cash used in operating activities — discontinued operations	—	—	(295)	—	(295)
Net cash (used in) provided by operating activities	(9,479)	1,020	42,292	—	33,833
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	—	(12,468)	—	(12,468)
Purchases of property and equipment, net	(734)	—	(6,318)	—	(7,052)
Change in other assets	16,092	(3,263)	(11,028)	—	1,801
Net cash provided by (used in) investing activities — continuing operations	15,358	(3,263)	(29,814)	—	(17,719)
Net cash used in investing activities — discontinued operations	—	—	(259)	—	(259)
Net cash provided by (used in) investing activities	15,358	(3,263)	(30,073)	—	(17,978)
Cash flows from financing activities:
Principal payments on long-term debt	(14,332)	—	(166)	—	(14,498)
Repayment of bridge facilities	(179,937)	—	—	—	(179,937)
Proceeds from debt issuances	2,487	—	6,182	—	8,669
Proceeds from issuance of Toggle Notes	179,937	—	—	—	179,937
Payment of debt issuance costs	(4,739)	—	—	—	(4,739)
Distributions to noncontrolling interests	—	—	(10,580)	—	(10,580)
Proceeds from sale of units from unconsolidated facilities	219	—	—	—	219
Change in other long-term liabilities	(51)	—	(606)	—	(657)
Net cash used in financing activities — continuing operations	(16,416)	—	(5,170)	—	(21,586)
Net cash provided by financing activities —discontinued operations	—	—	391	—	391
Net cash used in financing activities	(16,416)	—	(4,779)	—	(21,195)
Net (decrease) increase in cash and cash equivalents	(10,537)	(2,243)	7,440	—	(5,340)
Cash and cash equivalents at beginning of period	13,019	7,063	24,574	—	44,656
Cash and cash equivalents at end of period	$2,482	$4,820	$32,014	$—	$39,316

12.  Subsequent Events

Effective July 10, 2009, the Company sold its 30.0% ownership interest in a surgical facility located in Temple, Texas.  As a result of the disposal, a loss of $273,000 was recorded in the quarter ended June 30, 2009.  Because this facility is accounted for under the equity method, the results of operations for this facility are not reported as discontinued operations.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events.  All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements.  These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements.  Many of these factors are beyond our ability to control or predict.  These factors include, without limitation:

•                  our substantial leverage and its impact on our ability to raise additional capital, react to changes in the economy and our industry and meet our obligations under our debt instruments;

•                  uncertainty associated with legislative and regulatory initiatives relating to health care reform;

•                  the status of the federal economy and its impact on the health care sector;

•                  our dependence upon payments from third-party payors, including governmental health care programs and managed care organizations;

•                  our ability to acquire and develop additional surgical facilities on favorable terms and to integrate their business operations successfully;

•                  our ability to enter into strategic alliances with health care systems and other third-party payors that are leaders in their markets;

•                  efforts to regulate the construction, acquisition or expansion of health care facilities;

•                  our ability to attract and maintain good relationships with physicians who use our facilities;

•                  our ability to enhance operating efficiencies at our surgical facilities and to control costs as the volume of cases performed at our facilities changes;

•                  our ability to comply with applicable laws and regulations regulating the operation of our surgical facilities, including physician self-referral laws and laws relating to illegal remuneration under the Medicare, Medicaid or other governmental programs;

•                  our ability to comply with applicable corporate governance and financial reporting standards;

•                  the possibility of future legislative changes restricting physician ownership of hospitals and resulting uncertainty over our ability to own and operate our hospitals if enacted;

•                  the risk of changes to laws governing the corporate practice of medicine that may require us to restructure some of our relationships, which could result in a significant loss of revenues, require us to purchase some or all of the noncontrolling interests, and divert other resources;

•                  risks related to the nature of our corporate structure, including the level of control exercised by Crestview;

•                  our legal responsibility to the holders of ownership interests in the entities through which we own surgical facilities which may conflict with the interests of our noteholders and prevent us from acting solely in our own bests interests or the interests of our noteholders;

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

Executive Overview

We own and operate a national network of short stay surgical facilities in 25 states, which includes ambulatory surgery centers and surgical hospitals. Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology. We own our surgical facilities in partnership with physicians and in some cases health care systems in the markets and communities we serve. We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe this approach aligns our interests with those of our partners. As of June 30, 2009, we owned and operated 59 surgical facilities, including 55 ambulatory surgery centers and four surgical hospitals. We also managed eight additional ambulatory surgery centers. We owned a majority interest in 35 of the 59 surgical facilities and consolidated 51 of these facilities for financial reporting purposes. We are reporting one of the 59 surgical facilities as discontinued operations. In addition to our surgical facilities, we also manage two physician networks, including one physician network in a market in which we operate an ambulatory surgery center.

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

We continue to focus on increasing cases at our same store facilities and acquiring facilities that we believe have favorable growth potential. Effective May 1, 2009, we acquired an ownership interest in a surgical hospital in Austin, Texas, an existing market for the Company. This acquisition provides us with the opportunity to expand our market presence.  In addition, favorable growth potential exists if we are successful in leveraging our physician relationships at our existing ambulatory surgery center.  The surgical hospital has historically experienced financial difficulties and represents an opportunity for the Company to improve the financial position of this facility through operational efficiencies.

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

The following tables summarize our revenues by service type as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Patient service revenues	96%	95%	96%	95%
Physician service revenues	2	2	2	2
Other service revenues	2	3	2	3
Total	100%	100%	100%	100%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Private Insurance	71%	72%	71%	72%
Government	24	22	23	22
Self-pay	4	4	4	4
Other	1	2	2	2
Total	100%	100%	100%	100%

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

The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Ear, nose and throat	6.4%	7.0%	6.4%	7.2%
Gastrointestinal	27.9	28.0	27.6	27.8
General surgery	4.4	4.3	4.3	4.1
Obstetrics/gynecology	2.9	3.1	2.9	3.1
Ophthalmology	16.5	14.7	16.4	14.8
Orthopedic	15.9	16.4	16.2	16.7
Pain management	15.7	15.6	16.1	15.4
Plastic surgery	2.7	3.0	2.5	3.0
Other	7.6	7.9	7.6	7.9
Total	100.0%	100.0%	100.0%	100.0%

Case Growth

Same Store Information

We define same store facilities as those facilities that were operating throughout the three and six months ended June 30, 2009 and 2008. For the comparison of same store facilities provided below for the six months ended June 30, 2009 and June 30, 2008, we have also included the results of one developed surgical facility within a market served by another surgical facility in which we own an interest. This surgical facility is consolidated for financial reporting purposes.  Management believes that it is appropriate to include the results of this surgical facility in the same store facility information below based on the following considerations: (1) the migration of cases from the existing surgical facility to the new surgical facility; (2) the waiver of the restriction on ownership applicable to the owners of the existing facility that allows certain owners of the existing facility to own an interest in the new surgical facility; and (3) the resulting enhancement of our market position by leveraging management services and capacity.

The following same store facility table includes both consolidated surgical facilities included in continuing operations that are included in revenue and non-consolidated surgical facilities that are not reported in our revenue, as we account for these surgical facilities using the equity method. This same store facilities table is presented to allow comparability to other companies in our industry for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cases	66,544	64,928	124,621	123,458
Case growth	2.5%	N/A	0.9%	N/A
Net patient service revenue per case	$1,438	$1,454	$1,442	$1,435
Net patient service revenue per case growth	(1.1)%	N/A	0.5%	N/A
Number of same store surgical facilities	55	N/A	49	N/A

The following same store facility table is presented for purposes of explaining changes in our condensed consolidated financial results and accordingly excludes non-consolidated surgical facilities that are not reported in our revenue. For the comparison of same store facilities provided below, the results for the six month periods presented include the results of a developed surgical facility within a market served by another surgical facility in which we own an interest. This surgical facility is consolidated for financial reporting purposes.  Management believes it is appropriate to present the results of this facility in the same store information based on the following considerations: (1) the migration of cases from the existing surgical facility to the new surgical facility; (2) the waiver of the restriction on ownership applicable to the owners of the existing facility that allows certain owners of the existing facility to own an interest in the new surgical facility; and (3) the resulting enhancement of our market position by leveraging management services and capacity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cases	58,567	58,267	113,712	112,966
Case growth	0.5%	N/A	0.7%	N/A
Net patient service revenue per case	$1,323	$1,359	$1,333	$1,330
Net patient service revenue per case growth	(2.6)%	N/A	0.2%	N/A
Number of same store surgical facilities	47	N/A	44	N/A

Consolidated Information

The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated. Accordingly, the table includes surgical facilities that we have acquired, developed or disposed of since January 1, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cases	61,184	59,148	119,960	116,161
Case growth	3.4%	N/A	3.3%	N/A
Net patient service revenue per case	$1,386	$1,355	$1,380	$1,339
Net patient service revenue per case growth	2.3%	N/A	3.1%	N/A
Number of surgical facilities operated as of end of the period(1)	67	65	67	65
Number of consolidated surgical facilities	51	48	51	48

(1)          Includes surgical facilities that we manage but in which we have no ownership.

Recent Regulatory Developments and Operating Trends

We are dependent upon private and government third-party sources of payment for the services we provide.  The amounts that our surgical facilities and networks receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid, and state regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors.

Medicare Reimbursement-Ambulatory Surgery Centers

Beginning in 2008, the Centers for Medicare and Medicaid Services (“CMS”) began basing Medicare payments to ambulatory surgery centers (“ASCs”) on the hospital outpatient prospective payment system.  For procedures performed during 2008, ASCs were paid approximately 63% of what hospitals were reimbursed for outpatient procedures.  For procedures performed in 2009, ASCs are being reimbursed at approximately 59% of the corresponding rate that hospital outpatient departments receive.

On July 1, 2009, CMS issued a proposed rule to update the Medicare program’s payment policies and rates for ASCs for 2010.  Among other things, the proposed rule would increase the ASC payment rate by 0.6%.  As a result of the change, ASC payment rates would be approximately 58% of the applicable hospital outpatient department rate.  The proposed rule would also add 28 surgical procedures to the list of procedures for which Medicare will pay when performed in an ASC setting and six procedures to the list of procedures that are subject to the lesser of the non-facility practice expense payment/ASC payment rate cap.  We cannot predict if the proposed rule will be adopted in its current form, and the ultimate impact of the changes in Medicare reimbursement will depend on a number of factors, including the procedure mix at the centers and our ability to realize an increased procedure volume.

In addition to the proposed rate changes, effective May 18, 2009, new ambulatory surgery center Conditions for Coverage require that certain patient rights and physician financial interests or ownership in the ambulatory surgery center be disclosed.  A surgery center must provide patients with written notification in advance of the date of the procedure.  Strict implementation of this requirement has the potential to impact certain same day procedures performed by the Centers.  The impact of this disclosure requirement will depend upon its implementation and our ability to implement effective prior notice procedures.

Medicare Reimbursement-Hospital Inpatient Services

Four of our surgical facilities are licensed as hospitals.  The Medicare program pays hospitals on a prospective payment system for acute inpatient services.  Under the Medicare hospital inpatient prospective payment system (“IPPS”), a hospital receives a fixed amount for inpatient hospital services based on each patient’s final assigned diagnosis related group (“DRG”).  These payments do not consider a specific hospital’s cost but are national rates that are adjusted for area wage differences and case-mix index.  On October 1, 2007, CMS adopted a final rule that replaced the then-existing 538 DRGs with 745 new severity adjusted diagnosis related groups (“MS-DRGs”).  The final rule also reduced Medicare payments to hospitals in federal fiscal years 2008 and 2009.  Congress later limited the reductions but did instruct CMS to adjust future rates to the extent Medicare spending in federal fiscal years 2008 and 2009 increased as a result of the implementation of the MS-DRG system.

On July 31, 2009, CMS issued the IPPS final rule for federal fiscal year 2010, which begins on October 1, 2009.  Among other things, the final rule provides for a market basket increase of 2.1% for hospitals that successfully report the 2010 quality measures included in the Reporting Hospital Quality Date for Annual Payment Update (“RHQDAPU”) program and 0.1% for hospitals that do not.  CMS anticipates that, when combined with the various other adjustments, Medicare payments to hospitals for inpatient services will increase by 1.6% in federal fiscal year 2010.  In its proposed IPPS rule for federal fiscal year 2010, CMS had proposed to reduce inpatient payments to hospitals by 1.9% to account for the increase in Medicare spending attributable to the implementation of the MS-DRG system.  However, in the final rule, CMS stated that it would not impose any further reductions until all of the claims information for federal fiscal year 2009 was available.  CMS will consider phasing in future adjustments over an extended period of time beginning in federal fiscal year 2011 once the claims data for federal fiscal years 2008 and 2009 have been fully analyzed.

Medicare Reimbursement-Hospital Outpatient Services

Most outpatient services provided by hospitals are reimbursed by Medicare under the outpatient prospective payment system (“OPPS”).  Under the OPPS, hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”).   CMS establishes a payment rate for each APC, and, depending on the services provided, a hospital may be paid for more than one APC for each patient encounter.  On July 1, 2009, CMS issued a proposed rule to update payment rates and policies for calendar year 2010.  Under the proposed rule, hospital outpatient department payments would receive a market basket increase of 2.1%.  When combined with other adjustments, CMS projects that overall payments to hospitals under the OPPS in 2010 will increase by 1.9%.

Health Care Reform

Health care reform has become the subject of much national attention and debate.  Congress is considering a number of pieces of pending and proposed legislation that would dramatically change the U.S. health care system.  All of the legislation is intended to increase access to health care and health insurance services and to control or reduce health care spending, and many of the bills that have been proposed or introduced would reduce Medicare and Medicaid payments as part of the reform process.  We cannot predict if any health care reform legislation will be adopted by Congress and, if adopted, what effect such legislation would have on our business and financial condition.

Recovery Audit Contractors

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

Operating Margins

Our operating income margin for the three months ended June 30, 2009 decreased to 17.6% from 21.8% during the three months ended June 30, 2008.  The acquisition of the surgical hospital in Austin, Texas negatively impacted our operating margins by 1.3%.  The surgical hospital has historically experienced financial difficulties and represents an opportunity for the Company to improve the financial position of this facility through operational efficiencies.  In addition, supplies on a same store basis increased 1.4% as a percentage of same store revenue as a result of a decrease in same store net revenue per case combined with an increase in volume.  Our professional and medical fees increased 1.1% as a percentage of same store revenue due to legal fees related to syndication activity at various facilities and Certificate of Need activity in several states.

Acquisitions and Developments

Effective May 1, 2009, we acquired a 91.8% ownership interest in a surgical hospital in Austin, Texas for $350,000 plus the assumption of $2.6 million of debt.  Subsequently, we reduced our ownership in this facility to 49.8%.  Austin, Texas is an existing market for the Company and this acquisition provides the opportunity to expand our market presence.  In addition, favorable growth potential exists if we are successful in leveraging our physician relationships at the existing ambulatory surgery center.  The surgical hospital has historically experienced financial difficulties and represents an opportunity for us to improve the financial position of this facility through operational efficiencies.

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

Discontinued Operations and Divestitures

In February 2009, we ceased operations at our surgical facility located in Englewood, Colorado. We recorded a loss on the disposal of $5.9 million, which includes an accrual of $4.9 million for future contractual obligations under a facility operating lease. As of June 30, 2009, we owned one surgical facility that is classified as discontinued operations.  In accordance with SFAS No. 144, this facility’s assets, liabilities, revenues, expenses and cash flows have been reclassified as discontinued operations for all periods presented.

Revenues, the income (loss) on operations before income taxes, the income tax provision (benefit), the loss on the sale from discontinued operations, net of taxes, and the income (loss) from discontinued operations, net of taxes, for the following periods indicated, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue	$1,160	$2,073	$2,379	$3,943
Income (loss) on operations, before tax	105	(316)	(267)	(781)
Income tax provision (benefit)	8	99	16	(170)
Loss on sale, net of taxes	—	(1,394)	(5,852)	(1,394)
Income (loss) from discontinued operations, net of taxes	$97	$(1,809)	$(6,135)	$(2,005)

Effective July 10, 2009, we disposed of our ownership interest in our surgical facility located in Temple, Texas.  A loss of $273,000 was recorded in the quarter ended June 30, 2009.  Because this investment was accounted for under the equity method, the results of operations for this facility are not reported as discontinued operations.  The loss on disposal of this facility is included in impairment and loss on disposal of long-lived assets.

Results of Operations

The following table summarizes certain statements of operations items for each of the three and six months ended June 30, 2009 and 2008.  The table also shows the percentage relationship to revenues for the periods indicated:

	Three Months Ended June 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$88,461	100.0%	$84,361	100.0%
Cost of revenues	62,756	70.9	56,011	66.4
General and administrative expense	5,469	6.2	5,940	7.0
Depreciation and amortization	4,226	4.8	3,706	4.4
Provision for doubtful accounts	1,047	1.2	1,049	1.2
Income on equity investments	(466)	(0.5)	(517)	(0.6)
Impairment and loss on disposal of long-lived assets	388	0.4	279	0.3
Gain on sale of long-lived assets	(558)	(0.6)	(510)	(0.5)
Total operating expenses	72,862	82.4	65,958	78.2
Operating income	15,599	17.6	18,403	21.8
Interest expense, net	(10,896)	(12.3)	(11,120)	(13.2)
Income before income taxes and discontinued operations	4,703	5.3	7,283	8.6
Provision for income taxes	1,393	1.6	529	0.6
Income from continuing operations	3,310	3.7	6,754	8.0
Gain (loss) on discontinued operations, net of taxes	97	0.1	(1,809)	(2.2)
Net income	3,407	3.8	4,945	5.8
Less: Net income attributable to noncontrolling interests	(5,305)	(6.0)	(6,956)	(8.2)
Net loss attributable to Symbion, Inc.	$(1,898)	(2.2)%	$(2,011)	(2.4)%

	Six Months Ended June 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$172,632	100.0%	$163,614	100.0%
Cost of revenues	120,172	69.6	110,391	67.5
General and administrative expense	11,345	6.6	12,639	7.7
Depreciation and amortization	8,578	5.0	7,222	4.4
Provision for doubtful accounts	1,982	1.1	1,176	0.7
Income on equity investments	(652)	(0.4)	(701)	(0.4)
Impairment and loss on disposal of long-lived assets	440	0.2	473	0.3
Gain on sale of long-lived assets	(943)	(0.5)	(668)	(0.4)
Total operating expenses	140,922	81.6	130,532	79.8
Operating income	31,710	18.4	33,082	20.2
Interest expense, net	(21,942)	(12.7)	(21,204)	(13.0)
Income before income taxes and discontinued operations	9,768	5.7	11,878	7.3
Provision for income taxes	2,720	1.6	118	0.1
Income from continuing operations	7,048	4.1	11,760	7.2
Loss on discontinued operations, net of taxes	(6,135)	(3.6)	(2,005)	(1.2)
Net income	913	0.5	9,755	6.0
Less: Net income attributable to noncontrolling interests	(11,824)	(6.8)	(12,845)	(7.8)
Net loss attributable to Symbion, Inc.	$(10,911)	(6.3)%	$(3,090)	(1.8)%

Three Months Ended June 30, 2009 Compared To Three Months Ended June 30, 2008

Overview.  During the three months ended June 30, 2009, our revenues increased 4.9% to $88.5 million from $84.4 million for the three months ended June 30, 2008. We incurred a net loss for the 2009 period of $1.9 million compared to a loss of $2.0 million for the 2008 period. Included in the loss for 2009 is an additional $864,000 of income tax expense due to a valuation allowance recorded against certain deferred tax assets.  Our financial results for the three months ended June 30, 2009 compared to 2008 reflect the addition of three surgical facilities that we consolidate for financial reporting purposes.  For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those surgical facilities that we consolidate for financial reporting purposes for both three month periods ended June 30, 2009 and 2008.

Revenues.  Revenues for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 were as follows (in thousands):

	Three Months Ended June 30,		Dollar	Percent
	2009	2008	Variance	Variance
Patient service revenues:
Same store revenues	$77,472	$79,160	$(1,688)	(2.1)%
Revenues from other surgical facilities	7,343	1,010	6,333	—
Total patient service revenues	84,815	80,170	4,645	5.8
Physician service revenues	1,615	1,611	4	0.2
Other service revenues	2,031	2,580	(549)	(21.3)
Total revenues	$88,461	$84,361	$4,100	4.9%

Patient service revenues at same store facilities decreased 2.1% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily as a result of an increase in same store volume of 0.5% offset by a 2.6% decrease in net patient service revenue per case.  Our same store volume increased as a result of our continued focus on physician recruitment for both existing and new specialties as well as our efforts to develop and acquire surgical facilities within markets served by other surgical facilities in which we own an interest, thereby enhancing our overall market position.  During the three months ended June 30, 2009, reimbursement from government payors increased 2.0% compared to the three months ended June 30, 2008.  Government payors have typically paid claims at a lower rate than private third-party payors and therefore our net patient service revenue per case decreased during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  The increase in reimbursement from government payors is related to an increase in ophthalmology cases which are typically reimbursed by Medicare.  The decrease in other service revenues results from a scheduled reduction in management fees from one of our physician management networks.

Cost of Revenues.  Cost of revenues for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 were as follows (in thousands):

	Three Months Ended June 30,		Dollar	Percent
	2009	2008	Variance	Variance
Same store cost of revenues	$56,212	$55,256	$956	1.7%
Cost of revenues from other surgical facilities	6,544	755	5,789	—
Total cost of revenues	$62,756	$56,011	$6,745	12.0%

As a percentage of same store revenues, same store cost of revenues increased to 72.6% for the three months ended June 30, 2009 compared to 69.8% for the three months ended June 30, 2008.  As a percentage of same store revenue, this increase is primarily the result of a 1.4% increase in supplies, combined with a 1.1% increase in professional and medical fees.  The supplies increase as a percentage of same store revenue is the result of a decrease in same store net revenue per case combined with an increase in volume.  Professional and medical fees increased due to legal fees related to syndication activity at various facilities and Certificate of Need activity in several states.  On a per case basis, same store cost of revenues increased 1.3% to $960 in the 2009 period from $948 in the 2008 period.  Cost of revenues from other surgical facilities increased by $5.8 million.  This increase is primarily attributable to surgical facilities acquired or developed since January 1, 2008.  The acquisition of the surgical hospital in Austin, Texas negatively impacted our operating margins by 1.3%.  The surgical hospital has historically experienced financial difficulties and represents an opportunity for the Company to improve the financial position of this facility through operational efficiencies.  As a percentage of revenues, total cost of revenues increased to 70.9% for 2009 compared to 66.4% for 2008.

General and Administrative Expense.  General and administrative expense decreased to $5.5 million for the three months ended June 30, 2009 from $5.9 million for the three months ended June 30, 2008.  As a percentage of revenues, general and administrative expense was 6.2% for the 2009 period and 7.0% for the 2008 period.

Depreciation and Amortization.  Depreciation and amortization expense increased to $4.2 million for the three months ended June 30, 2009 compared to $3.7 million for the three months ended June 30, 2008.  This increase is primarily attributable to surgical facilities acquired or developed since January 1, 2008.  As a percentage of revenues, depreciation and amortization expense increased to 4.8% for the 2009 period from 4.4% for the 2008 period.  Same store depreciation and amortization expense increased to $3.8 million for the 2009 period from $3.7 million in the 2008 period, primarily as a result of asset additions at certain facilities.

Provision for Doubtful Accounts.  Provision for doubtful accounts remained consistent at $1.0 million for both the three months ended June 30, 2009 and the three months ended June 30, 2008.  As a percentage of revenues, the provision for doubtful accounts was 1.2% for both the 2009 and 2008 periods.

Operating Income.  Operating income decreased to $15.6 million for the three months ended June 30, 2009 from $18.4 million for the three months ended June 30, 2008.  As a percentage of revenues, operating income decreased to 17.6% for 2009 from 21.8% for 2008.  This decrease is primarily attributable to a negative impact of 1.3% related to the acquisition of the surgical hospital in Austin, Texas and the increase in cost of revenues for same store facilities related to an increase in supplies and professional and medical fees.

Interest Expense, Net of Interest Income.  Interest expense, net of interest income, decreased to $10.9 million for the three months ended June 30, 2009 from $11.1 million for the three months ended June 30, 2008.  Included in interest expense is an additional $477,000 as a result of discontinuing hedge accounting treatment related to our interest rate swap as of December 31, 2008, which includes $709,000 of interest expense due to the credit risk adjustment of the swap liability.  The decrease in interest expense is primarily due to a reduction in amortization of deferred financing costs of $1.7 million in 2009 compared to 2008.  This decrease is offset by our election of the PIK option related to the Toggle Notes, whereby the outstanding principal amount of debt has increased $17.9 million since April 1, 2008.

Provision for Income Taxes.  The provision for income taxes increased to $1.4 million for the three months ended June 30, 2009 from $529,000 for the three months ended June 30, 2008. Tax expense in 2009 is primarily the result of a valuation allowance recorded at June 30, 2009 against certain deferred tax assets.

Income from Continuing Operations.  Income from continuing operations decreased to $3.3 million for the three months ended June 30, 2009 from $6.8 million for the three months ended June 30, 2008,  primarily as a result of the decrease in operating income and increase in the provision for income taxes.

Net Income Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests decreased to $5.3 million for the three months ended June 30, 2009 from $7.0 million for the three months ended June 30, 2008. As a percentage of revenues, net income attributable to noncontrolling interests decreased to 6.0% for 2009 from 8.2% for 2008.  This decrease is primarily attributable to a decrease in operating income.

Six Months Ended June 30, 2009 Compared To Six Months Ended June 30, 2008

Overview.  During the six months ended June 30, 2009, our revenues increased 5.5% to $172.6 million from $163.6 million for the six months ended June 30, 2008. We incurred a net loss for the 2009 period of $10.9 million compared to a loss of $3.1 million for the 2008 period. Included in the loss for 2009 is a loss from discontinued operations of $6.1 million, which includes a loss on disposal of $5.9 million, related to our shut down of the Englewood, Colorado facility in February 2009.  Also included in the net loss for 2009 is an additional $1.1 million of interest expense as a result of discontinuing hedge accounting treatment related to our interest rate swap as of December 31, 2008, which includes $709,000 of interest expense due to the credit risk adjustment of the swap liability. Our financial results for the six months ended June 30, 2009 compared to the same period in 2008 reflect the addition of three surgical facilities that we consolidate for financial reporting purposes.  For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those surgical facilities that we consolidate for financial reporting purposes for both six month periods ended June 30, 2009 and 2008.

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

Revenues.  Revenues for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 were as follows (in thousands):

	Six Months Ended June 30,		Dollar	Percent
	2009	2008	Variance	Variance
Patient service revenues:
Same store revenues	$151,590	$150,256	$1,334	0.9%
Revenues from other surgical facilities	14,000	5,268	8,732	—
Total patient service revenues	165,590	155,524	10,066	6.5
Physician service revenues	3,255	3,225	30	0.9
Other service revenues	3,787	4,865	(1,078)	(22.2)
Total revenues	$172,632	$163,614	$9,018	5.5%

Patient service revenues at same store facilities increased 0.9% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily as a result of our 0.7% increase in cases combined with a 0.2% increase in net patient service revenue per case.  Our same store volume increased as a result of our continued focus on physician recruitment for both existing and new specialties as well as our efforts to develop and acquire surgical facilities within markets served by other surgical facilities in which we own an interest, thereby enhancing our overall market position.  The increase in net patient service revenue per case is related to normal inflationary adjustments from payor contracts. The decrease in other service revenues results from a scheduled reduction in management fees from one of our physician management networks.

Cost of Revenues.  Cost of revenues for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 were as follows (in thousands):

	Six Months Ended June 30,		Dollar	Percent
	2009	2008	Variance	Variance
Same store cost of revenues	$108,941	$107,065	$1,876	1.8%
Cost of revenues from other surgical facilities	11,231	3,326	7,905	—
Total cost of revenues	$120,172	$110,391	$9,781	8.9%

As a percentage of same store revenues, same store cost of revenues increased to 71.9% for the six months ended June 30, 2009 compared to 71.2% for the six months ended June 30, 2008.  On a per case basis, same store cost of revenues increased 1.0% to $958 in the 2009 period from $948 in the 2008 period, primarily as a result of inflationary adjustments.  Cost of revenues from other surgical facilities increased by $7.9 million.  This increase is primarily attributable to surgical facilities acquired or developed since January 1, 2008.  As a percentage of revenues, total cost of revenues increased to 69.6% for the 2009 period compared to 67.5% for the 2008 period.

General and Administrative Expense.  General and administrative expense decreased to $11.3 million for the six months ended June 30, 2009 from $12.6 million for the six months ended June 30, 2008.  As a percentage of revenues, general and administrative expense was 6.6% for 2009 and 7.7% for 2008.

Depreciation and Amortization.  Depreciation and amortization expense increased to $8.6 million for the six months ended June 30, 2009 compared to $7.2 million for the six months ended June 30, 2008.  This increase is primarily attributable to surgical facilities acquired or developed since January 1, 2008.  As a percentage of revenues, depreciation and amortization expense increased to 5.0% for 2009 from 4.4% for 2008.  Same store depreciation and amortization expense increased to $7.3 million for 2009 from $6.7 million in 2008, primarily as a result of asset additions at certain facilities.

Provision for Doubtful Accounts.  Provision for doubtful accounts increased to $2.0 million for the six months ended June 30, 2009 from $1.2 million for the six months ended June 30, 2008.  This increase is primarily attributable to significant recoveries at one facility in 2008 resulting in a lower provision for doubtful accounts for the six months ended June 30, 2008.

Operating Income.  Operating income decreased to $31.7 million for the six months ended June 30, 2009 from $33.1 million for the six months ended June 30, 2008.  As a percentage of revenues, operating income decreased to 18.4% for 2009 from 20.2% for 2008.  This decrease is primarily attributable to a negative impact related to the acquisition of the surgical hospital in Austin, Texas and the increase in cost of revenues related to an increase in supplies and professional and medical fees.

Interest Expense, Net of Interest Income.  Interest expense, net of interest income, increased to $21.9 million for the six months ended June 30, 2009 from $21.2 million for the six months ended June 30, 2008.  Included in interest expense is an additional $1.1 million as a result of discontinuing hedge accounting treatment related to our interest rate swap as of December 31, 2008, which includes $709,000 of interest expense due to the credit risk adjustment of the swap liability.  Interest expense also increased as a result of our election of the PIK option related to the Toggle Notes, whereby the outstanding principal amount of debt has increased $20.5 million since December 31, 2007.  The increase in interest expense is offset by a reduction in amortization of deferred financing costs of $2.5 million in 2009 compared to 2008.

Provision for Income Taxes.  The provision for income taxes increased to $2.7 million for the six months ended June 30, 2009 from $118,000 for the six months ended June 30, 2008. Tax expense in 2009 is primarily the result of a valuation allowance recorded at June 30, 2009 against certain deferred tax assets.

Income from Continuing Operations.  Income from continuing operations was $7.0 million for the six months ended June 30, 2009 compared to $11.8 million for the six months ended June 30, 2008.  The income for 2009 includes additional income tax expense of $2.6 million, as well as an increase in the provision for doubtful accounts of $806,000.

Loss from Discontinued Operations, Net of Taxes.  Loss from discontinued operations for the six months ended June 30, 2009 of $6.1 million includes a loss on the disposal of the Englewood, Colorado facility of $5.9 million.  Included in this loss is $4.9 million accrued for future contractual obligations under a facility operating lease.

Net Income Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests decreased to $11.8 million for the six months ended June 30, 2009 compared to $12.8 million for the six months ended June 30, 2008. As a percentage of revenues, net income attributable to noncontrolling interests decreased to 6.8% for 2009 from 7.8% for 2008.  This decrease is primarily attributable to a decrease in operating income.

Liquidity and Capital Resources

Operating Activities

During the six months ended June 30, 2009, we generated operating cash flow from continuing operations of $37.8 million compared to $34.1 million for the six months ended June 30, 2008. The increase is attributable to growth in existing operations as well as facilities acquired or developed since January 1, 2008.

At June 30, 2009, we had working capital of $48.2 million compared to $52.3 million at December 31, 2008.  This decrease is primarily related to scheduled increases in current maturities of bank debt and the addition of trade payables related to the acquisition of the surgical hospital in Austin, Texas.  Our available cash, along with our expected future operating cash flows, is sufficient to service our current obligations.

Investing Activities

Net cash used in investing activities from continuing operations during the six months ended June 30, 2009 was $6.6 million, including $5.8 million related to purchases of property and equipment. The $5.8 million of property and equipment purchases includes $938,000 for expansion and development related projects.  Cash used in investing activities in 2009 and 2008 was funded primarily from cash from operations.

During the six months ended June 30, 2008, net cash used in investing activities from continuing operations was $17.7 million, which includes $12.5 million related to payments for acquisitions, net of cash acquired and $7.1 million related to purchases of property and equipment.

Financing Activities

Net cash used in financing activities from continuing operations during the six months ended June 30, 2009 was $22.4 million. During 2009, we made principal payments on long-term debt totaling $7.5 million.  Included in this were scheduled principal payments on our senior secured credit facility totaling $1.3 million and $2.6 million to extinguish certain long-term debt assumed related to the acquisition of the Surgical Hospital in Austin, Texas.  Additionally, we made $12.9 million of distributions to noncontrolling interest partners.

Our net cash used in financing activities from continuing operations during the six months ended June 30, 2008 was $21.6 million.  During the six months ended June 30, 2008, we made scheduled principal payments on long-term debt totaling $1.3 million, along with $11.0 million of voluntary principal payments.  Additionally, we made $10.6 million of distributions to noncontrolling interest partners.

Long-Term Debt

The Company’s long-term debt is summarized as follows (in thousands):

	June 30, 2009 (Unaudited)	December 31, 2008
Senior secured credit facility	$234,625	$235,875
Senior PIK toggle notes	195,482	184,635
Notes payable to banks	15,996	17,298
Secured term loans	2,966	3,213
Capital lease obligations	10,249	11,796
	459,318	452,817
Less current maturities	(15,949)	(12,205)
Total long-term debt	$443,369	$440,612

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

As of June 30, 2009, the amount outstanding under the senior secured credit facility was $234.6 million with an interest rate on the borrowings of 3.6%. The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used. We pay this fee quarterly. As of June 30, 2009, the amount available under the Revolving Facility was $100.0 million.

Interest Rate Swap

In October 2007, we entered into an interest rate swap agreement to protect against certain interest rate fluctuations of the LIBOR rate on $150.0 million of our variable rate debt under the senior secured credit facility. The effective date of the interest rate swap was October 31, 2007, and it is scheduled to expire on October 31, 2010. The interest rate swap effectively fixes our LIBOR interest rate on the $150.0 million of variable debt at a rate of 4.7%. We have recognized the fair value of the interest rate swap as a long-term liability of approximately $6.1 million at June 30, 2009, after a credit risk adjustment of $1.1 million.  Due to the significant changes in LIBOR rates, we elected an interest term for the January 2009 interest election period under the terms of the senior secured credit agreement which differs from that of the swap instrument.  As a result, we discontinued hedge accounting treatment for our interest rate swap as of December 31, 2008.  In January 2009, we began recognizing a ratable portion of the amount in accumulated other comprehensive income as additional interest expense over the remaining life of the swap instrument.  Also beginning in January 2009, we began recording into earnings the mark-to-market adjustment to reflect the changes in the fair value of the hedging instrument.  During the three months ended June 30, 2009, we recognized additional interest expense of $704,000 due to the ratable recognition of the balance in accumulated other comprehensive income.  We recognized a gain in interest expense for the quarter of $935,000 due to mark-to-market adjustment of the swap liability. The net effect of discontinuing hedge accounting caused interest expense to increase $477,000 for the quarter.

Senior PIK Toggle Notes

On August 23, 2008, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 23, 2008 to February 23, 2009.  As a result, the principal due on the Toggle Notes increased by $10.8 million in the first quarter of 2009.  On February 23, 2009, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from February 23, 2009 to August 23, 2009.  We have accrued $8.2 million in interest in other accrued expenses as of June 30, 2009 and will reclassify the total accrued interest to the principal balance of the Toggle Notes on August 23, 2009.

At June 30, 2009, we were in compliance with all material covenants required by each of the senior secured credit facility and the Toggle Notes.

Notes Payable to Banks

Certain of our subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The outstanding balance of this indebtedness as of June 30, 2009 and December 31, 2008 was $16.0 million and $17.3 million, respectively.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. We have guaranteed substantially all of this debt.

Capital Lease Obligations

We are liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at June 30, 2009 and December 31, 2008 was $10.2 million and $11.8 million, respectively.

Inflation

Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.

Earnings before Interest, Taxes, Depreciation and Amortization

When we use the term “EBITDA,” we are referring to net income plus (a) gain (loss) on discontinued operations, (b) income tax expense (benefit), (c) net interest expense, (d) depreciation and amortization, and (e) net income attributable to noncontrolling interests.  Noncontrolling interest represents the interests of third parties, such as physicians and in some cases, health care systems that own an interest in surgical facilities that we consolidate for financial reporting purposes.  Our operating strategy is to apply a market-based approach in structuring our partnerships, with individual market dynamics driving the structure.  We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.

EBITDA decreased 4.1% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  The decrease results from operating income margin declines primarily attributable to a negative impact of 1.3% related to the acquisition of the surgical hospital in Austin, Texas and the increase in cost of revenues as a percent of revenues for same store facilities related to an increase in supplies and professional and medical fees.

EBITDA increased 0.6% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The increase is primarily attributable to surgical facilities acquired or developed since January 1, 2008.

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

The following table reconciles EBITDA to net cash provided by operating activities — continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

EBITDA	$14,844	$15,476	$29,112	$28,926
Depreciation and amortization	(4,226)	(3,706)	(8,578)	(7,222)
Non-cash stock option compensation expense	(324)	(323)	(648)	(1,467)
Interest expense, net	(10,896)	(11,120)	(21,942)	(21,204)
Provision for income taxes	(1,393)	(529)	(2,720)	(118)
Net income attributable to noncontrolling interests	5,305	6,956	11,824	12,845
Income (loss) on discontinued operations, net of taxes	97	(1,809)	(6,135)	(2,005)
Net loss	3,407	4,945	913	9,755
(Income) loss from discontinued operations	(97)	1,809	6,135	2,005
Depreciation and amortization	4,226	3,706	8,578	7,222
Amortization of deferred financing costs	501	2,153	1,000	3,466
Non-cash payment-in-kind interest option	5,743	2,402	11,299	4,937
Non-cash stock option compensation expense	324	323	648	1,467
Non-cash recognition of other comprehensive income into earnings	650	—	1,382	—
Non-cash credit risk adjustment of financial instruments	709	—	709	—
Non-cash losses (gains)	9	(231)	(236)	(175)
Deferred income taxes	1,643	300	3,519	(2,329)
Equity in earnings of unconsolidated affiliates, net of distributions received	(167)	434	(42)	249
Provision for doubtful accounts	1,047	1,049	1,982	1,176
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(78)	(2,920)	(1,076)	(2,325)
Other assets and liabilities	1,387	7,915	3,026	8,680
Net cash provided by operating activities — continuing operations	$19,304	$21,885	$37,837	$34,128

Other Data:
Number of surgical facilities included in continuing operations, as of the end of period(1)	67	65	67	65

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At June 30, 2009, $234.6 million of our total long-term debt was subject to variable rates of interest, while the remaining $224.7 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $3.6 million. The fair value of our total long-term debt, based on quoted market prices as of June 30, 2009 is approximately $344.9 million.

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

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Date:  August 12, 2009

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