Form 10-Q
period 2009-09-30
SYMBION INC/TN
filed 2009-11-12
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 12, 2009, 1,000 shares of the registrant’s common stock were outstanding.

SYMBION, INC.

FORM 10-Q

November 12, 2009

Item 1.  Financial Statements

SYMBION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$50,396	$41,833
Accounts receivable, less allowance for doubtful accounts of $12,945 and $14,587, respectively	35,280	34,707
Inventories	9,634	9,050
Prepaid expenses and other current assets	10,283	12,719
Deferred tax asset	507	825
Current assets of discontinued operations	641	1,104
Total current assets	106,741	100,238
Land	2,938	2,938
Buildings and improvements	53,969	53,847
Furniture and equipment	56,115	49,093
Computers and software	4,002	2,864
	117,024	108,742
Less accumulated depreciation	(25,503)	(14,057)
Property and equipment, net	91,521	94,685
Intangible assets	19,570	19,570
Goodwill	545,862	541,831
Investments in and advances to affiliates	15,785	14,532
Other assets	11,192	11,875
Long-term assets of discontinued operations	649	833
Total assets	$791,320	$783,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,544	$5,392
Accrued payroll and benefits	7,699	7,500
Other accrued expenses	19,814	22,240
Current maturities of long-term debt	17,091	12,205
Current liabilities of discontinued operations	1,237	629
Total current liabilities	54,385	47,966
Long-term debt, less current maturities	451,343	440,612
Deferred income tax payable	37,801	33,008
Other liabilities	12,079	12,526
Long-term liabilities of discontinued operations	3,595	236

Noncontrolling interests – redeemable	31,752	32,645

Stockholders’ equity:
Common stock, 1,000 shares, $0.01 par value, authorized, issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Additional paid-in-capital	241,789	240,815
Accumulated other comprehensive loss	(3,673)	(5,584)
Retained deficit	(41,979)	(24,025)
Total Symbion, Inc. stockholders’ equity	196,137	211,206
Noncontrolling interests – non-redeemable	4,228	5,365
Total equity	200,365	216,571
Total liabilities and stockholders’ equity	$791,320	$783,564

See notes to unaudited condensed consolidated financial statements.

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$86,766	$83,570	$259,398	$247,184
Operating expenses:
Salaries and benefits	25,167	23,389	72,167	67,823
Supplies	19,275	16,919	55,548	49,921
Professional and medical fees	5,790	4,908	17,102	14,049
Rent and lease expense	6,484	5,573	18,640	16,615
Other operating expenses	7,434	6,750	20,865	19,521
Cost of revenues	64,150	57,539	184,322	167,929
General and administrative expense	4,698	6,175	16,043	18,816
Depreciation and amortization	4,362	3,947	12,940	11,169
Provision for doubtful accounts	1,168	1,403	3,150	2,579
Income on equity investments	(712)	(450)	(1,364)	(1,152)
Impairment and loss on disposal of long-lived assets	2,593	675	3,033	1,147
Gain on sale of long-lived assets	(30)	(42)	(707)	(710)
Proceeds from insurance settlements, net	(150)	—	(416)	—
Total operating expenses	76,079	69,247	217,001	199,778
Operating income	10,687	14,323	42,397	47,406
Interest expense, net	(11,958)	(11,293)	(33,900)	(32,497)
(Loss) income before income taxes and discontinued operations	(1,271)	3,030	8,497	14,909
Provision (benefit) for income taxes	1,936	(1,053)	4,656	(705)
(Loss) income from continuing operations	(3,207)	4,083	3,841	15,614
Income (loss) from discontinued operations, net of taxes	177	(468)	(5,958)	(2,290)
Net (loss) income	(3,030)	3,615	(2,117)	13,324
Less: Net income attributable to noncontrolling interests	(4,013)	(5,444)	(15,837)	(18,243)
Net loss attributable to Symbion, Inc.	$(7,043)	$(1,829)	$(17,954)	$(4,919)

See notes to unaudited condensed consolidated financial statements.

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Symbion, Inc.
	Common Stock			Accumulated		Noncontrolling
				Other		Interests -
			Additional	Comprehensive	Retained	Non-
	Shares	Amount	Paid-in Capital	Loss	Deficit	redeemable	Total

Balance at December 31, 2007	1,000	$—	$238,701	$(2,188)	$(3,227)	$5,935	$239,221
Net (loss) income	—	—	—	—	(4,919)	2,095	(2,824)
Amortized compensation expense related to stock options	—	—	1,790	—	—	—	1,790
Unrealized loss on interest rate swap, net of taxes of $159,000	—	—	—	(248)	—	—	(248)
Distributions to noncontrolling interests	—	—	—	—	—	(1,925)	(1,925)
Acquisition and disposal of shares of noncontrolling interest	—	—	—	—	—	176	176
Other	—	—	—	—	—	(43)	(43)
Balance at September 30, 2008	1,000	$—	$240,491	$(2,436)	$(8,146)	$6,238	$236,147

Balance at December 31, 2008	1,000	$—	$240,815	$(5,584)	$(24,025)	$5,365	$216,571
Net (loss) income	—	—	—	—	(17,954)	1,069	(16,885)
Amortized compensation expense related to stock options	—	—	974	—	—	—	974
Recognition of interest rate swap liability to earnings, net of taxes of $946,000	—	—	—	1,911	—	—	1,911
Distributions to noncontrolling interests	—	—	—	—	—	(2,286)	(2,286)
Acquisition and disposal of shares of noncontrolling interest	—	—	—	—	—	80	80
Balance at September 30, 2009	1,000	$—	$241,789	$(3,673)	$(41,979)	$4,228	$200,365

See notes to unaudited condensed consolidated financial statements.

SYMBION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(2,117)	$13,324
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations	5,958	2,290
Depreciation and amortization	12,940	11,169
Amortization of deferred financing costs	1,501	3,985
Non-cash payment-in-kind interest option	17,183	9,753
Non-cash stock option compensation expense	974	1,790
Non-cash recognition of other comprehensive loss into earnings	1,866	—
Non-cash credit risk adjustment of financial instruments	1,521	—
Non-cash net losses	2,326	437
Deferred income taxes	5,626	(2,870)
Equity in earnings of unconsolidated affiliates, net of distributions received	(217)	237
Provision for doubtful accounts	3,150	2,579
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(1,870)	(2,495)
Income taxes payable	1,762	2,216
Other assets and liabilities	(756)	3,811
Net cash provided by operating activities – continuing operations	49,847	46,226
Net cash used in operating activities – discontinued operations	(414)	(625)
Net cash provided by operating activities	49,433	45,601

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(126)	(15,822)
Purchases of property and equipment, net	(6,989)	(12,372)
Payments from unit activity of unconsolidated facilities	(724)	—
Change in other assets	(809)	349
Net cash used in investing activities – continuing operations	(8,648)	(27,845)
Net cash used in investing activities – discontinued operations	(24)	(317)
Net cash used in investing activities	(8,672)	(28,162)

Cash flows from financing activities:
Principal payments on long-term debt	(10,138)	(16,476)
Repayment of bridge facility	—	(179,937)
Proceeds from debt issuances	289	12,291
Proceeds from issuance of Toggle Notes	—	179,937
Payment of debt issuance costs	(203)	(4,739)
Distributions to noncontrolling interests	(19,342)	(16,457)
Proceeds from unit activity of consolidated facilities	1,027	219
Other financing activities	(3,819)	795
Net cash used in financing activities – continuing operations	(32,186)	(24,367)
Net cash used in financing activities – discontinued operations	(12)	(147)
Net cash used in financing activities	(32,198)	(24,514)
Net increase (decrease) in cash and cash equivalents	8,563	(7,075)
Cash and cash equivalents at beginning of period	41,833	44,656
Cash and cash equivalents at end of period	$50,396	$37,581

See notes to unaudited condensed consolidated financial statements.

SYMBION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1.  Organization

Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies and operates a national network of short stay surgical facilities in joint ownership with physicians and physician groups, hospitals and hospital systems.  As of September 30, 2009, the Company owned and operated 59 surgical facilities, including 55 ambulatory surgery centers and four surgical hospitals, and managed eight additional ambulatory surgery centers and two physician networks.  The Company owns a majority ownership interest in 36 of the 59 surgical facilities and consolidates 52 of these surgical facilities for financial reporting purposes, of which 51 are included in continuing operations.

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

Recently Adopted and Recently Issued Accounting Guidelines

Adopted

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the financial statements.

On January 1, 2009, the Company adopted changes issued by the FASB to noncontrolling interests in consolidated financial statements. These changes require, among other items, that a noncontrolling interest be included within equity separate from the parent’s equity; consolidated net income be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares; and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all be reported on the consolidated statement of operations.  The implementation of these changes also results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities.  Those changes to the statement of cash flows include: a) distributions to noncontrolling interest partners were previously recorded as an operating activity and are now included in the financing activities section, and b) acquisitions or sales of equity interests in consolidated subsidiaries in which there were no changes of control were previously recorded in the investing section and are now presented as financing activities.

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

On June 30, 2009, the Company adopted changes issued by the FASB to subsequent events.  This guidance establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before the financial statements are issued.  The Company evaluated all subsequent events that occurred after the balance sheet date through the filing of the financial statements on November 12, 2009.

In April 2009, the Company adopted changes issued by the FASB to interim disclosures about fair value of financial instruments, which require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of the guidance, and to include disclosures related to the methods and significant assumptions used in estimating those instruments.  Other than the required disclosures, these changes had no impact on the financial statements.

Effective January 1, 2009, the Company adopted changes issued by the FASB to accounting for business combinations.  These changes retain the purchase method of accounting for acquisitions, but require a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred.  Furthermore, these changes provide guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company has applied these changes to the acquisitions completed during the nine months ended September 30, 2009.

Effective January 1, 2009, the Company adopted changes issued by the FASB to the method of determination of the useful life of intangible assets.  This guidance amends the factors that should be considered in determining the useful life of a recognized intangible asset.  The intent of this guidance is to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

Effective January 1, 2009, the Company adopted changes issued by the FASB to equity method investment accounting.  These changes clarify the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Effective January 1, 2009, the Company adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities.  This guidance requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The objective of the guidance is to provide users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company is adhering to the enhanced disclosure requirements regarding derivative instruments and hedging activities.

Issued

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise (i) to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (iii) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iv) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and (v) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of these changes on the financial statements.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business.  The physician limited partners and physician minority members of the entities that the Company controls are responsible for the supervision and delivery of medical services.  The governance rights of limited partners and minority members are restricted to those that protect their financial interests.  Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breaches of the partnership or operating agreement, gross negligence or bankruptcy.  These protective rights do not preclude consolidation of the respective partnerships and limited liability companies.  The condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of the guidance issued by the FASB relating to consolidation of variable interest entities. The variable interest entities are surgical facilities located in the states of Florida and New York.  With regard to the New York facility, the Company is the primary beneficiary due to the level of variability in operating results and the obligation and likelihood of absorbing the majority of expected gains and losses.  Regarding the Florida facility, the Company has fully guaranteed facility debt obligations.  The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected gains and losses.  The accompanying condensed consolidated balance sheets at September 30, 2009 and December 31, 2008 include assets of $14.5 million and $17.6 million, respectively, and liabilities of $4.6 million and $5.7 million, respectively, related to the variable interest entities.  All significant intercompany balances and transactions are eliminated in consolidation.

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s term loans under its senior secured credit facility and the senior PIK toggle notes as of September 30, 2009 and December 31, 2008 were as follows:

	Carrying Amount		Fair Value
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Tranche A Term Loan	$117,000	$117,938	$103,159	$70,763
Tranche B Term Loan	117,000	117,938	103,159	70,763
Senior PIK Toggle Notes	206,967	184,635	155,225	73,854

The fair value of the term loans and senior PIK toggle notes were based on quoted prices at September 30, 2009 and December 31, 2008.  The Company’s long-term debt instruments are discussed further in Note 5.

Accounts Receivable

Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients.  The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there is significant credit risk associated with these government agencies.  Concentration of credit risk with respect to other payors is limited because of the large number of such payors.  Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value.  The Company does not require collateral for private pay patients.  Accounts receivable at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009	December 31, 2008
Surgical facilities	$34,580	$34,057
Physician networks	700	650
Total	$35,280	$34,707

The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgical facilities as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Private insurance	52%	59%
Government	17	15
Self-pay	17	15
Other	14	11
Total	100%	100%

The Company’s policy is to review the standard aging schedule, by surgical facility, to determine the appropriate allowance for doubtful accounts.  Patient account balances are reviewed for delinquency based on contractual terms.  This review is supported by an analysis of the historical net revenues, contractual adjustments and cash collections received.  If the Company’s internal collection efforts are unsuccessful, the Company manually reviews the patient accounts.  An account is written off only after the Company has pursued collection with legal or collection agency assistance or otherwise deemed an account to be uncollectible.

Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2008	$541,831
Purchase price allocations	4,207
Disposals	(176)
Balance at September 30, 2009	$545,862

As a result of the acquisition of a surgical hospital in Austin, Texas during the second quarter of 2009, the Company recorded goodwill of $4.2 million.  The Company is in the process of performing a valuation of certain assets of the facility to determine the final purchase price allocation.  Disposals of goodwill relate to ceasing operations at the Englewood, Colorado surgical facility in February 2009.

The Company has intangible assets related to the certificates of need for certain of its facilities of $19.6 million.  These indefinite-lived assets are not amortized, but are assessed for possible impairment as part of the Company’s impairment analysis.

Noncontrolling Interests

The consolidated financial statements include all assets, liabilities, revenues and expenses of surgical facilities in which the Company absorbs the majority of the expected gains or losses or otherwise has sufficient ownership and rights requiring the Company to consolidate the surgical facilities.  The Company has recorded noncontrolling interests in the earnings (losses) of such surgical facilities in accordance with the guidance issued by the FASB relating to noncontrolling interests in consolidated financial statements.

Other Accrued Expenses

A summary of other accrued expenses is as follows (in thousands):

	September 30, 2009	December 31, 2008
Interest payable	$3,777	$9,787
Current taxes payable	3,551	2,284
Insurance liabilities	2,632	2,325
Other accrued expenses	9,854	7,844
	$19,814	$22,240

Other Comprehensive Loss

The Company reports other comprehensive loss as a measure of changes in stockholders’ equity that result from recognized transactions.  Other comprehensive loss of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swap. The Company entered into an interest rate swap agreement on October 31, 2007.  The value of the interest rate swap was recorded as a long-term liability of $6.3 million at September 30, 2009.  The Company previously recorded the change in value of the interest rate swap as other comprehensive loss in the accompanying condensed consolidated balance sheets.  As of December 31, 2008, the Company discontinued hedge accounting treatment for the interest rate swap and began recognizing the amount in accumulated other comprehensive loss to earnings, ratably over the remaining life of the hedging instrument.  See Note 6 for further discussion of derivative instruments.

Revenues

Revenues by service type consist of the following for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Patient service revenues	$83,184	$79,401	$248,775	$234,925
Physician service revenues	1,653	1,626	4,907	4,851
Other service revenues	1,929	2,543	5,716	7,408
Total revenues	$86,766	$83,570	$259,398	$247,184

The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Private insurance	70%	72%	71%	72%
Government	24	22	24	22
Self-pay	5	4	4	4
Other	1	2	1	2
Total	100%	100%	100%	100%

Reclassifications

Certain reclassifications have been made to the comparative periods’ financial statements to conform to the 2009 presentation.  The reclassifications had no impact on the Company’s financial position or results of operations.  During the third quarter of 2009, the Company reclassified the noncontrolling interest related to certain facilities from noncontrolling interests -non-redeemable, previously included as a component of equity, to noncontrolling interests - redeemable, which is recorded outside of equity.   The reclassification has no impact on the financial results of operations and an immaterial impact on equity.

3.  Acquisitions and Equity Method Investments

Effective September 1, 2009, the Company acquired an ownership of 28.8% in a surgical facility located in Gresham, Oregon for $525,000.  The acquisition was financed with cash from operations.  The Company accounts for this investment under the equity method.

During the third quarter of 2009, the Company recorded an impairment charge related to a surgical facility located in Arcadia, California for $2.4 million.  The Company accounts for this investment under the equity method.

Effective May 1, 2009, the Company acquired a 91.8% ownership interest in a surgical hospital in Austin, Texas for $350,000 plus the assumption of $2.6 million of debt.  The Company subsequently reduced its ownership in this facility to 49.8%.  Austin, Texas is an existing market for the Company, and this acquisition provides the opportunity to expand the Company’s market presence.  In addition, favorable growth potential exists if the Company is successful in leveraging its physician relationships at the existing ambulatory surgery center.  The surgical hospital has historically experienced financial difficulties and represents an opportunity for the Company to improve the financial position of this facility through operational efficiencies.  The acquisition included accounts receivable with an estimated fair value of $1.8 million. This fair value estimate was assumed by the Company to be fully collectible as of the acquisition date. The Company, as general partner, has the ability to direct the financial affairs of the facility, and as such, this facility is consolidated for financial reporting purposes.  The acquisition was financed with cash from operations.

During the first quarter of 2009, the Company acquired an incremental ownership of 18.0% in its surgical facility located in Thousand Oaks, California for $416,000.  Prior to the acquisition, the Company owned 1.0% of this facility.  The acquisition was financed with cash from operations.

4.  Discontinued Operations and Divestitures

In February 2009, the Company ceased the operations of the Englewood, Colorado facility.  The Company recorded a loss on the disposal of $5.9 million, which includes an accrual of $4.2 million for future contractual obligations under a facility operating lease.  As of September 30, 2009, the Company owned one surgical facility that is classified as discontinued operations.  The results of operations of these centers are presented net of income taxes in the accompanying condensed consolidated financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been reclassified to conform to this presentation for all periods presented.  These required reclassifications of prior period condensed consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net (loss) income or cash flows.  Revenues, the income (loss) on operations before income taxes, the income tax provision (benefit), the loss on the sale from discontinued operations, net of taxes, and the income (loss) from discontinued operations, net of taxes, for the following periods indicated, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$1,103	$1,752	$3,482	$5,695
Income (loss) on operations, before taxes	$20	$(458)	$(237)	$(1,286)
Income tax (benefit) provision	$(3)	$10	$23	$(390)
Gain (loss) on sale, net of taxes	$154	$—	$(5,698)	$(1,394)
Income (loss) from discontinued operations, net of taxes	$177	$(468)	$(5,958)	$(2,290)

Effective July 10, 2009, the Company disposed of its ownership interest in its facility located in Temple, Texas.  A loss of $273,000 was recorded in the quarter ended June 30, 2009 in impairment and loss on long-lived assets.

5.  Long-Term Debt

The Company’s long-term debt is summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Senior secured credit facility	$234,000	$235,876
Senior PIK toggle notes	206,967	184,635
Notes payable to banks	15,164	17,297
Secured term loans	2,784	3,213
Capital lease obligations	9,519	11,796
	468,434	452,817
Less current maturities	(17,091)	(12,205)
Total long-term debt	$451,343	$440,612

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

At the Company’s option, the term loans bear interest at the lender’s alternate base rate in effect on the applicable borrowing date plus an applicable alternate base rate margin, or the lender’s Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin.  Both the applicable alternate base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of the Company’s total indebtedness to consolidated EBITDA.

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

As of September 30, 2009, the amount outstanding under the senior secured credit facility was $234.0 million with an interest rate on the borrowings of 3.5%.  The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used.  The Company pays this fee quarterly.  As of September 30, 2009, the amount available under the Revolving Facility was $100.0 million.

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

Upon issuance of the Toggle Notes, the Company elected to exercise the PIK option by increasing the principal amount of the Toggle Notes in lieu of making scheduled interest payments of $4.7 million for the interest period through August 23, 2008.  On August 23, 2008, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 23, 2008 to February 23, 2009.  This election increased the principal due on the Toggle Notes by $10.8 million in the first quarter of 2009.  On February 23, 2009, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from February 23, 2009 to August 23, 2009.  This election increased the principal due on the Toggle Notes by $11.5 million in the third quarter of 2009.  On August 23, 2009, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 23, 2009 to February 23, 2010.  The Company has accrued $2.6 million in interest in other accrued expenses as of September 30, 2009 and will reclassify the total accrued interest to the principal balance of the Toggle Notes on February 23, 2010.

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

At September 30, 2009, the Company was in compliance with all material covenants required by each of the senior secured credit facility and the Toggle Notes.

Notes Payable to Banks

Certain subsidiaries of the Company have outstanding bank indebtedness of $15.2 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.  The Company has guaranteed substantially all of this debt.

Capital Lease Obligations

The Company is liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at September 30, 2009 and December 31, 2008 was $9.5 million and $11.8 million, respectively.

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

On January 1, 2008, the Company adopted the guidance issued by the FASB relating to fair value measurements with respect to the valuation of its interest rate swap agreement. The Company did not adopt the provisions of the guidance issued by the FASB as it relates to nonfinancial assets.  The guidance adopted by the Company clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements.

The guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company determines the fair value of its interest rate swap based on the amount at which it could be settled, which is referred to in the guidance as the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swap as Level 2.

The interest rate swap agreement exposes both parties of the swap instrument to credit risk in the event of non-performance by the counter-party. At September 30, 2009, the Company recorded a credit risk adjustment of $296,000 to reduce the carrying value of the swap liability, reflecting the liability at fair value.

The Company does not hold or issue derivative financial instruments for trading purposes. The fair value of the Company’s interest rate swap at September 30, 2009 and December 31, 2008, after the credit risk adjustment, reflected a liability of approximately $6.3 million and $7.0 million, respectively, and is included in other liabilities in the accompanying consolidated balance sheets. The interest rate swap reflects a liability balance at September 30, 2009 and December 31, 2008 because of decreases in market interest rates since inception.

At inception, the Company designated the interest rate swap as a cash flow hedge instrument. The Company assessed the effectiveness of this cash flow hedge instrument on a quarterly basis.  Due to the significant decline in benchmark interest rates, the Company elected, as of January 28, 2009, an interest term under the provisions of the senior credit facility, different than the terms of the hedging instrument.  The Company has determined that this benchmark interest rate swap would no longer result in effectiveness within an acceptable range under the guidance, on a prospective basis.  As of December 31, 2008, the Company determined the hedge instrument to be ineffective and discontinued hedge accounting treatment. During the nine months ended September 30, 2009, the Company recognized $2.9 million of the balance in accumulated other comprehensive income (“AOCI”) as additional interest expense.  The remaining balance recorded in AOCI as of September 30, 2009 of $3.7 million will be recognized as additional interest expense ratably over the remaining life of the hedging instrument.  Also in January 2009, the Company began recording into earnings the mark-to-market adjustment to reflect the change in the fair value of the hedging instrument.  For the nine months ended September 30, 2009, the Company recognized a mark-to-market gain of $2.2 million, which is included in interest expense.  The net effect of discontinuing hedge accounting, including the credit risk adjustment to the swap liability, caused interest expense to increase $2.2 million for the nine months ended September 30, 2009.

7.  Stock Options

Overview

The guidance issued by the FASB relating to accounting for stock-based compensation requires the Company to recognize, in the financial statements, the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards.  The Company uses the Black-Scholes option pricing model to value any options awarded subsequent to adoption of the guidance.  All option pricing models require the input of highly subjective assumptions including the expected stock price volatility and the expected exercise patterns of the option holders.

The Company’s stock option compensation expense estimate can vary in the future depending on many factors, including levels of options and awards granted in the future, forfeitures, when option or award holders exercise these awards, and whether performance targets are met and a liquidity event occurs.

There were no options granted during the nine months ended September 30, 2009; however, 94,417 options to purchase shares of common stock included in the August 31, 2007 grant, which were reserved for issuance for positions to be filled after the initial grant, were issued to certain employees of the Company during the first quarter of 2009.  The Company began expensing these options during the requisite service period. The estimated weighted average fair value of the time-vested options issued during the first quarter of 2009 was $0.70 and those issued during the period of 2007 after the Merger was $4.91, determined using the Black-Scholes option pricing model. The following assumptions were used in the model to value the options issued during the first quarter of 2009: weighted average dividend yield based on historic dividend rates at the date of the grant which was deemed to be zero; weighted average volatility of 42%; and a weighted average risk free interest rate of 0.5%, based on the implied yield on the United States Treasury zero-coupon issues with an expected life of 6.5 years.  The Company used an expected forfeiture rate of approximately 4% for the options valued during 2009.

The Company recognized $974,000 and $1.5 million of non-cash stock based compensation expense in the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, there was approximately $3.0 million of total unrecognized compensation expense related to unvested options granted under the option plan.  This expense is expected to be fully recognized by the end of 2013.

8.  Income Taxes

The Company recorded income tax expense for the three and nine month periods ended September 30, 2009 of $1.9 million and $4.6 million, respectively, on a pre-tax loss of $5.3 million and $7.3 million from continuing operations, net of income attributable to noncontrolling interests, respectively.  The  following table provides a reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income (loss) before taxes by the U.S. federal statutory rate of 35% (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Tax at U.S. statutory rates	$(445)	$2,974
State income taxes, net of federal tax benefit	40	175
Change in valuation allowance	3,521	6,689
Tax expense attributable to non-controlling interests	(1,323)	(5,460)
Other	143	278
Total	$1,936	$4,656

9.  Commitments and Contingencies

Debt and Lease Guaranty on Non-Consolidated Entities

The Company has guaranteed $1.2 million of operating lease payments of certain surgical facilities.  These operating leases typically have ten year terms, with optional renewal periods.  As of September 30, 2009, the Company has also guaranteed $2.3 million of debt of seven non-consolidated surgical facilities.  In the event that the facilities meet certain financial and debt service benchmarks, the guarantees of these surgical facilities will expire between 2010 and 2012.

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

10.  Related Party Transactions

On August 23, 2007, the Company entered into a ten-year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, for the quarter ended September 30, 2009, has an asset of $896,000 that is included in prepaid expenses and other current assets.

As of September 30, 2009 and December 31, 2008, the Company had $654,000 and $560,000, respectively, payable to physicians at one of the Company’s physician networks as a result of cash receipts in excess of expenditures for the related facilities.  These amounts are included in other accrued expenses.

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

SYMBION, INC.

CONSOLIDATING BALANCE SHEET

September 30, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,655	$15,134	$26,607	$—	$50,396
Accounts receivable, net	—	710	34,570	—	35,280
Inventories	—	—	9,634	—	9,634
Prepaid expenses and other current assets	1,613	584	8,086	—	10,283
Due from related parties	98,702	—	—	(98,702)	—
Deferred tax asset	507	—	—	—	507
Current assets of discontinued operations	—	—	641	—	641
Total current assets	109,477	16,428	79,538	(98,702)	106,741
Property and equipment, net	1,499	489	89,533	—	91,521
Goodwill and intangibles	565,432	—	—	—	565,432
Investments in and advances to affiliates	121,427	90,131	2,270	(198,043)	15,785
Other assets	10,258	54	880	—	11,192
Long-term assets of discontinued operations	—	—	649	—	649
Total assets	$808,093	$107,102	$172,870	$(296,745)	$791,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29	$106	$8,409	$—	$8,544
Accrued payroll and benefits	638	651	6,410	—	7,699
Due to related parties	—	54,206	44,496	(98,702)	—
Other accrued expenses	7,804	98	11,912	—	19,814
Current maturities of long-term debt	7,734	—	9,357	—	17,091
Current liabilities of discontinued operations	—	—	1,237	—	1,237
Total current liabilities	16,205	55,061	81,821	(98,702)	54,385
Long-term debt, less current maturities	433,718	—	17,625	—	451,343
Deferred income tax payable	37,801	—	—	—	37,801
Other liabilities	11,637	105	337	—	12,079
Long-term liabilities of discontinued operations	—	—	3,595	—	3,595
Noncontrolling interests – redeemable	31,752	—	—	—	31,752
Total Symbion, Inc. stockholders’ equity	272,752	51,936	69,492	(198,043)	196,137
Noncontrolling interests – non-redeemable	4,228	—	—	—	4,228
Total equity	276,980	51,936	69,492	(198,043)	200,365
Total liabilities and stockholders’ equity	$808,093	$107,102	$172,870	$(296,745)	$791,320

SYMBION, INC.

CONSOLIDATING BALANCE SHEET

December 31, 2008

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,369	$9,801	$27,663	$—	$41,833
Accounts receivable, net	—	654	34,053	—	34,707
Inventories	—	—	9,050	—	9,050
Prepaid expenses and other current assets	6,481	585	5,653	—	12,719
Due from related parties	78,735	—	—	(78,735)	—
Deferred tax asset	825	—	—	—	825
Current assets of discontinued operations	—	—	1,104	—	1,104
Total current assets	90,410	11,040	77,523	(78,735)	100,238
Property and equipment, net	3,900	878	89,907	—	94,685
Goodwill and intangibles	561,401	—	—	—	561,401
Investments in and advances to affiliates	143,630	115,577	1,019	(245,694)	14,532
Other assets	11,345	85	445	—	11,875
Long-term assets of discontinued operations	—	—	833	—	833
Total assets	$810,686	$127,580	$169,727	$(324,429)	$783,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1	$53	$5,338	$—	$5,392
Accrued payroll and benefits	1,822	678	5,000	—	7,500
Due to related parties	—	27,030	51,705	(78,735)	—
Other accrued expenses	15,373	77	6,790	—	22,240
Current maturities of long-term debt	3,998	17	8,190	—	12,205
Current liabilities of discontinued operations	—	—	629	—	629
Total current liabilities	21,194	27,855	77,652	(78,735)	47,966
Long-term debt, less current maturities	417,217	—	23,395	—	440,612
Deferred income tax payable	9,927	121	22,960	—	33,008
Other liabilities	12,526	—	—	—	12,526
Long-term liabilities of discontinued operations	—	—	236	—	236
Noncontrolling interests – redeemable	32,645	—	—	—	32,645
Total Symbion, Inc. stockholders’ equity	311,812	99,604	45,484	(245,694)	211,206
Noncontrolling interests – non-redeemable	5,365	—	—	—	5,365
Total equity	317,177	99,604	45,484	(245,694)	216,571
Total liabilities and stockholders’ equity	$810,686	$127,580	$169,727	$(324,429)	$783,564

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For The Three Months Ended September 30, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$8,618	$2,379	$79,557	$(3,788)	$86,766
Operating expenses:
Salaries and benefits	—	1,228	23,939		25,167
Supplies	—	194	19,081		19,275
Professional and medical fees	—	286	5,504		5,790
Rent and lease expense	—	194	6,290		6,484
Other operating expenses	—	119	7,315		7,434
Cost of revenues	—	2,021	62,129	—	64,150
General and administrative expense	4,698	—	—	—	4,698
Depreciation and amortization	168	68	4,126	—	4,362
Provision for doubtful accounts	—	45	1,123	—	1,168
Income on equity investments	—	(712)	—	—	(712)
Impairment and loss on disposal of long-lived assets	142	2,421	—	—	2,563
Proceeds from insurance settlements, net	(150)	—	—	—	(150)
Management fees	—	—	3,788	(3,788)	—
Equity in earnings of affiliates	(5,218)	—	—	5,218	—
Total operating expenses	(360)	3,843	71,166	1,430	76,079
Operating income (loss)	8,978	(1,464)	8,391	(5,218)	10,687
Interest (expense) income, net	(14,290)	1	2,331	—	(11,958)
(Loss) income before taxes and discontinued operations	(5,312)	(1,463)	10,722	(5,218)	(1,271)
Provision for income taxes	1,731	—	205	—	1,936
(Loss) income from continuing operations	(7,043)	(1,463)	10,517	(5,218)	(3,207)
Income from discontinued operations, net of taxes	—	—	177	—	177
Net (loss) income	(7,043)	(1,463)	10,694	(5,218)	(3,030)
Net income attributable to noncontrolling interests	—	—	(4,013)	—	(4,013)
Net (loss) income attributable to Symbion, Inc.	$(7,043)	$(1,463)	$6,681	$(5,218)	$(7,043)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For The Nine Months Ended September 30, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$26,029	$7,000	$237,824	$(11,455)	$259,398
Operating expenses:
Salaries and benefits	—	3,588	68,579	—	72,167
Supplies	—	517	55,031	—	55,548
Professional and medical fees	—	861	16,241	—	17,102
Rent and lease expense	—	578	18,062	—	18,640
Other operating expenses	—	358	20,507	—	20,865
Cost of revenues	—	5,902	178,420	—	184,322
General and administrative expense	16,043	—	—	—	16,043
Depreciation and amortization	527	204	12,209	—	12,940
Provision for doubtful accounts	—	138	3,012	—	3,150
Income on equity investments	—	(1,364)	—	—	(1,364)
Impairment and loss (gain) on disposal of long-lived assets	(95)	2,421	—	—	2,326
Proceeds from insurance settlements, net	(416)	—	—	—	(416)
Management fees	—	—	11,455	(11,455)	—
Equity in earnings of affiliates	(16,607)	—	—	16,607	—
Total operating expenses	(548)	7,301	205,096	5,152	217,001
Operating income (loss)	26,577	(301)	32,728	(16,607)	42,397
Interest (expense) income, net	(40,360)	(2,936)	9,396	—	(33,900)
(Loss) income before taxes and discontinued operations	(13,783)	(3,237)	42,124	(16,607)	8,497
Provision for income taxes	4,171	—	485	—	4,656
(Loss) income from continuing operations	(17,954)	(3,237)	41,639	(16,607)	3,841
Loss from discontinued operations, net of taxes	—	—	(5,958)	—	(5,958)
Net (loss) income	(17,954)	(3,237)	35,681	(16,607)	(2,117)
Net income attributable to noncontrolling interests	—	—	(15,837)	—	(15,837)
Net (loss) income attributable to Symbion, Inc.	$(17,954)	$(3,237)	$19,844	$(16,607)	$(17,954)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For The Three Months Ended September 30, 2008

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$8,870	$2,708	$75,901	$(3,909)	$83,570
Operating expenses:
Salaries and benefits	—	1,167	22,222	—	23,389
Supplies	—	177	16,742	—	16,919
Professional and medical fees	—	258	4,650	—	4,908
Rent and lease expense	—	178	5,395	—	5,573
Other operating expenses	—	139	6,611	—	6,750
Cost of revenues	—	1,919	55,620	—	57,539
General and administrative expense	6,175	—	—	—	6,175
Depreciation and amortization	81	144	3,722	—	3,947
Provision for doubtful accounts	—	139	1,264	—	1,403
Income on equity investments	—	(450)	—	—	(450)
Loss on sale/disposal of long-lived assets	32	115	486	—	633
Management fees	—	—	3,909	(3,909)	—
Equity in earnings of affiliates	(5,554)	—	—	5,554	—
Total operating expenses	734	1,867	65,001	1,645	69,247
Operating income (loss)	8,136	841	10,900	(5,554)	14,323
Interest (expense) income, net	(10,795)	20	(518)	—	(11,293)
(Loss) income before taxes and discontinued operations	(2,659)	861	10,382	(5,554)	3,030
Benefit for income taxes	(830)	—	(223)	—	(1,053)
(Loss) income from continuing operations	(1,829)	861	10,605	(5,554)	4,083
Loss from discontinued operations, net of taxes	—	—	(468)	—	(468)
Net (loss) income	(1,829)	861	10,137	(5,554)	3,615
Net loss attributable to noncontrolling interests	—	—	(5,444)	—	(5,444)
Net (loss) income attributable to Symbion, Inc.	$(1,829)	$861	$4,693	$(5,554)	$(1,829)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For The Nine Months Ended September 30, 2008

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$26,012	$8,328	$224,514	$(11,670)	$247,184
Operating expenses:
Salaries and benefits	—	3,518	64,305	—	67,823
Supplies	—	521	49,400	—	49,921
Professional and medical fees	—	726	13,323	—	14,049
Rent and lease expense	—	528	16,087	—	16,615
Other operating expenses	—	440	19,081	—	19,521
Cost of revenues	—	5,733	162,196	—	167,929
General and administrative expense	18,816	—	—	—	18,816
Depreciation and amortization	252	423	10,494	—	11,169
Provision for doubtful accounts	—	216	2,363	—	2,579
Income on equity investments	—	(1,152)	—	—	(1,152)
(Gain) loss on sale/disposal of long-lived assets	(520)	3,302	(2,345)	—	437
Management fees	—	—	11,670	(11,670)	—
Equity in earnings of affiliates	(18,802)	—	—	18,802	—
Total operating expenses	(254)	8,522	184,378	7,132	199,778
Operating income (loss)	26,266	(194)	40,136	(18,802)	47,406
Interest (expense) income, net	(31,718)	106	(885)	—	(32,497)
(Loss) income before taxes and discontinued operations	(5,452)	(88)	39,251	(18,802)	14,909
Benefit for income taxes	(533)	—	(172)	—	(705)
(Loss) income from continuing operations	(4,919)	(88)	39,423	(18,802)	15,614
Loss from discontinued operations, net of taxes	—	—	(2,290)	—	(2,290)
Net (loss) income	(4,919)	(88)	37,133	(18,802)	13,324
Net loss attributable to noncontrolling interests	—	—	(18,243)	—	(18,243)
Net (loss) income attributable to Symbion, Inc.	$(4,919)	$(88)	$18,890	$(18,802)	$(4,919)

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For The Nine Months Ended September 30, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(17,954)	$(3,237)	$35,681	$(16,607)	$(2,117)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	5,958	—	5,958
Depreciation and amortization	527	204	12,209	—	12,940
Amortization of deferred financing costs	1,501	—	—	—	1,501
Non-cash payment-in-kind interest option	17,183	—	—	—	17,183
Non-cash stock option compensation expense	974	—	—	—	974
Non-cash recognition of other comprehensive income into earnings	1,866	—	—	—	1,866
Non-cash credit risk adjustment of financial instruments	1,521	—	—	—	1,521
Non-cash (gains) losses	(27)	2,353	—	—	2,326
Deferred income taxes	5,626	—	—	—	5,626
Equity in earnings of consolidated affiliates	(16,607)	—	—	16,607	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—	(217)	—	—	(217)
Provision for doubtful accounts	—	138	3,012	—	3,150
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(1,870)	—	(1,870)
Other assets and liabilities	15,621	6,092	(20,707)	—	1,006
Net cash provided by operating activities — continuing operations	10,231	5,333	34,283	—	49,847
Net cash used in operating activities — discontinued operations	—	—	(414)	—	(414)
Net cash provided by operating activities	10,231	5,333	33,869	—	49,433
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(126)	—	—	—	(126)
Purchases of property and equipment, net	(226)	—	(6,763)	—	(6,989)
Payments for unit activity of unconsolidated facilities	(724)	—	—	—	(724)
Change in other assets	—	—	(809)	—	(809)
Net cash used in investing activities — continuing operations	(1,076)	—	(7,572)	—	(8,648)
Net cash used in investing activities — discontinued operations	—	—	(24)	—	(24)
Net cash used in investing activities	(1,076)	—	(7,596)	—	(8,672)
Cash flows from financing activities:
Principal payments on long-term debt	(1,874)	—	(8,264)	—	(10,138)
Proceeds from debt issuances	—	—	289	—	289
Payment of debt issuance costs	(203)	—	—	—	(203)
Distributions to noncontrolling interests	—	—	(19,342)	—	(19,342)
Proceeds from unit activity of consolidating facilities	1,027	—	—	—	1,027
Change in other long-term liabilities	(3,819)	—	—	—	(3,819)
Net cash used in financing activities — continuing operations	(4,869)	—	(27,317)	—	(32,186)
Net cash used in financing activities — discontinued operations	—	—	(12)	—	(12)
Net cash used in financing activities	(4,869)	—	(27,329)	—	(32,198)
Net increase (decrease) in cash and cash equivalents	4,286	5,333	(1,056)	—	8,563
Cash and cash equivalents at beginning of period	4,369	9,801	27,663	—	41,833
Cash and cash equivalents at end of period	$8,655	$15,134	$26,607	$—	$50,396

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For The Nine Months Ended September 30, 2008

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(4,919)	$(88)	$37,133	$(18,802)	$13,324
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	2,290	—	2,290
Depreciation and amortization	252	423	10,494	—	11,169
Amortization of deferred financing costs	3,985	—	—	—	3,985
Non-cash payment-in-kind interest option	9,753	—	—	—	9,753
Non-cash stock option compensation expense	1,790	—	—	—	1,790
Non-cash losses (gains)	(520)	3,302	(2,345)	—	437
Deferred income taxes	(2,870)	—	—	—	(2,870)
Equity in earnings of consolidated affiliates	(18,802)	—	—	18,802	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—	237	—	—	237
Provision for doubtful accounts	—	216	2,363	—	2,579
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(2,495)	—	(2,495)
Income taxes payable	2,216	—	—	—	2,216
Other assets and liabilities	15,484	(7,015)	(4,658)	—	3,811
Net cash provided by (used in) operating activities — continuing operations	6,369	(2,925)	42,782	—	46,226
Net cash used in operating activities — discontinued operations	—	—	(625)	—	(625)
Net cash provided by (used in) operating activities	6,369	(2,925)	42,157	—	45,601
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	—	(15,822)	—	(15,822)
Purchases of property and equipment, net	(480)	—	(11,892)	—	(12,372)
Payments from unit activity of unconsolidated facilities	—	—	—	—	—
Change in other assets	—	—	349	—	349
Net cash provided by (used in) investing activities — continuing operations	(480)	—	(27,365)	—	(27,845)
Net cash used in investing activities — discontinued operations	—	—	(317)	—	(317)
Net cash provided by (used in) investing activities	(480)	—	(27,682)	—	(28,162)
Cash flows from financing activities:
Principal payments on long-term debt	(13,029)	—	(3,447)	—	(16,476)
Repayment of bridge facility	(179,937)	—	—	—	(179,937)
Proceeds from issuance of Toggle Notes	179,937	—	—	—	179,937
Proceeds from debt issuances	481	—	11,810	—	12,291
Payment of debt issuance costs	(4,739)	—	—	—	(4,739)
Distributions to noncontrolling interests	—	—	(16,457)	—	(16,457)
Proceeds from unit activity of consolidated facilities	219	—	—	—	219
Change in other long-term liabilities	795	—	—	—	795
Net cash used in financing activities — continuing operations	(16,273)	—	(8,094)	—	(24,367)
Net cash used in financing activities — discontinued operations	—	—	(147)	—	(147)
Net cash used in financing activities	(16,273)	—	(8,241)	—	(24,514)
Net (decrease) increase in cash and cash equivalents	(10,384)	(2,925)	6,234	—	(7,075)
Cash and cash equivalents at beginning of period	13,019	7,063	24,574	—	44,656
Cash and cash equivalents at end of period	$2,635	$4,138	$30,808	$—	$37,581

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

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.  When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report.

These forward-looking statements speak only as of the date made.  Other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

We own and operate a national network of short stay surgical facilities in 26 states. Our surgical facilities, which include ambulatory surgery centers and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology. We own our surgical facilities in partnership with physicians and in some cases health care systems in the markets and communities we serve. We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe this approach aligns our interests with those of our partners. As of September 30, 2009, we owned and operated 59 surgical facilities, including 55 ambulatory surgery centers and four surgical hospitals. We also managed eight additional ambulatory surgery centers. We owned a majority interest in 36 of the 59 surgical facilities and consolidated 52 of these facilities for financial reporting purposes. We are reporting one of the 59 surgical facilities as discontinued operations. In addition to our surgical facilities, we also manage two physician networks, including one physician network in a market in which we operate an ambulatory surgery center.

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

We continue to focus on improving the performance of our same store facilities and acquiring facilities that we believe have favorable growth potential. During the nine month period ended September 30, 2009, we acquired an ownership interest in a surgical facility located in Gresham, Oregon. We account for this facility as an equity investment.  Also, we acquired an ownership interest in a surgical hospital in Austin, Texas, an existing market for the Company. This acquisition provides us with the opportunity to expand our market presence.  In addition, favorable growth potential exists if we are successful in leveraging our physician relationships at our existing ambulatory surgery center.  The surgical facility we acquired in Austin, Texas has historically experienced financial difficulties and represents an opportunity for the Company to improve the financial position of this facility through operational efficiencies.

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

Payor Mix

Approximately 96% of our revenues are patient service revenues. The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Private Insurance	70%	72%	71%	72%
Government	24	22	24	22
Self-pay	5	4	4	4
Other	1	2	1	2
Total	100%	100%	100%	100%

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

The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Ear, nose and throat	4.9%	5.7%	5.9%	6.7%
Gastrointestinal	28.4	29.1	27.8	28.2
General surgery	4.7	4.2	4.5	4.1
Obstetrics/gynecology	2.9	3.0	2.9	3.1
Ophthalmology	17.0	15.5	16.5	15.0
Orthopedic	16.1	15.5	16.2	16.3
Pain management	14.8	15.8	15.7	15.5
Plastic surgery	2.9	2.8	2.7	2.9
Other	8.3	8.4	7.8	8.2
Total	100.0%	100.0%	100.0%	100.0%

Case Growth

Same Store Information

We define same store facilities as those facilities that were operating throughout the three and nine months ended September 30, 2009 and 2008. For the comparison of same store facilities provided below for the nine months ended September 30, 2009 and September 30, 2008, we have also included the results of one developed surgical facility within a market served by another surgical facility in which we own an interest. This surgical facility is consolidated for financial reporting purposes.  Management believes that it is appropriate to include the results of this surgical facility in the same store facility information below based on the following considerations: (1) the migration of cases from the existing surgical facility to the new surgical facility; (2) the waiver of the restriction on ownership applicable to the owners of the existing facility that allows certain owners of the existing facility to own an interest in the new surgical facility; and (3) the resulting enhancement of our market position by leveraging management services and capacity.

The following same store facility table includes both consolidated surgical facilities included in continuing operations that are included in our revenue and non-consolidated surgical facilities that are not reported in our revenue, as we account for these surgical facilities using the equity method. This same store facilities table is presented to allow comparability to other companies in our industry for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cases	64,634	65,051	185,716	185,689
Case growth	(0.6)%	N/A	0.0%	N/A
Net patient service revenue per case	$1,455	$1,442	$1,441	$1,433
Net patient service revenue per case growth	0.9%	N/A	0.5%	N/A
Number of same store surgical facilities	55	N/A	49	N/A

The following same store facility table is presented for purposes of explaining changes in our condensed consolidated financial results and accordingly excludes non-consolidated surgical facilities that are not reported in our revenue. For the comparison of same store facilities provided below, the results for the nine month periods presented include the results of a developed surgical facility within a market served by another surgical facility in which we previously owned an interest. This surgical facility is consolidated for financial reporting purposes.  Management believes it is appropriate to present the results of this facility in the same store information based on the following considerations: (1) the migration of cases from the existing surgical facility to the new surgical facility; (2) the waiver of the restriction on ownership applicable to the owners of the existing facility that allows certain owners of the existing facility to own an interest in the new surgical facility; and (3) the resulting enhancement of our market position by leveraging management services and capacity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cases	56,737	57,851	169,449	169,910
Case growth	(1.9)%	N/A	(0.3)%	N/A
Net patient service revenue per case	$1,324	$1,328	$1,326	$1,326
Net patient service revenue per case growth	(0.3)%	N/A	0.0%	N/A
Number of same store surgical facilities	47	N/A	44	N/A

Consolidated Information

The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated. Accordingly, the table includes surgical facilities that we have acquired, developed or disposed of since January 1, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cases	59,832	59,514	179,793	175,882
Case growth	0.5%	N/A	2.2%	N/A
Net patient service revenue per case	$1,390	$1,334	$1,384	$1,339
Net patient service revenue per case growth	4.2%	N/A	3.4%	N/A
Number of surgical facilities operated as of end of the period(1)	67	65	67	65
Number of consolidated surgical facilities	52	47	52	47

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

Health Care Reform

Health care reform has become the subject of much national attention and debate.  The House of Representatives has passed and two Senate committees have approved legislation that would dramatically alter the U.S. health care system.  All of the legislation is intended to increase access to health care and health insurance services, increase the quality of care that is provided, and control or reduce health care spending.  As part of the effort to control or reduce health care spending, most of the health care reform legislation that has been proposed would place a number of significant requirements and limitations on the Stark law exception that allows physicians to have ownership interests in hospitals (the “Whole Hospital Exception”).  Among other things, the legislation would prohibit hospitals from increasing the percentages of the total value of the ownership interests held in the hospital by physicians after the date of enactment of the legislation as well as place severe restrictions on the ability of a hospital subject to the Whole Hospital Exception to add operating rooms, procedure rooms and beds.  In addition, the bill that passed the House of Representatives and the bills that have been approved by the Senate committees would reduce Medicare and Medicaid payments as part of the reform process.  We cannot predict if any health care reform legislation will be adopted by Congress and, if adopted, what effect such legislation would have on our business and financial condition.

Medicare Reimbursement-Ambulatory Surgery Centers

Beginning in 2008, the Centers for Medicare and Medicaid Services (“CMS”) began basing Medicare payments to ambulatory surgery centers (“ASCs”) on the hospital outpatient prospective payment system.  For procedures performed in 2009, ASCs are being paid at approximately 59% of the corresponding rate that hospitals receive for the same outpatient procedures.

On October 30, 2009, CMS issued a final rule to update the Medicare program’s payment policies and rates for ASCs for 2010.  Among other things, the rule increases the ASC payment rate by 1.2%.  As a result of the change, ASC payment rates will be approximately 58% of the applicable hospital outpatient department rate.  The rule also adds 26 surgical procedures to the list of procedures for which Medicare will pay when performed in an ASC setting and six procedures to the list of procedures that are subject to the lesser of the non-facility practice expense payment/ASC payment rate cap.  The ultimate impact of the changes in Medicare reimbursement will depend on a number of factors, including the procedure mix at the centers and our ability to realize an increased procedure volume.

Medicare Reimbursement-Hospital Inpatient Services

On July 31, 2009, CMS issued the IPPS final rule for federal fiscal year 2010, beginning on October 1, 2009.  Among other things, the final rule provides for a market basket increase of 2.1% for hospitals that successfully report the 2010 quality measures included in the Reporting Hospital Quality Date for Annual Payment Update program and 0.1% for hospitals that do not.  CMS anticipates that, when combined with the various other adjustments, Medicare payments to hospitals for inpatient services will increase by 1.6% in federal fiscal year 2010.  In its proposed IPPS rule for federal fiscal year 2010, CMS had proposed to reduce inpatient payments to hospitals by 1.9% to account for the increase in Medicare spending attributable to the implementation of the MS-DRG system.  However, in the final rule, CMS stated that it would not impose any further reductions until all of the claims information for federal fiscal year 2009 was available.  CMS will consider phasing in future adjustments over an extended period of time beginning in federal fiscal year 2011 once the claims data for federal fiscal years 2008 and 2009 have been fully analyzed.

Medicare Reimbursement-Hospital Outpatient Services

Most outpatient services provided by hospitals are reimbursed by Medicare under the outpatient prospective payment system (“OPPS”).  Under the OPPS, hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”).   CMS establishes a payment rate for each APC, and, depending on the services provided, a hospital may be paid for more than one APC for each patient encounter.  On October 30, 2009, CMS issued a final rule to update payment rates and policies for calendar year 2010.  In addition to adding additional procedures, pursuant to the rule hospital outpatient department payments would receive a market basket increase of 2.1%.  CMS will reduce the update by 2.0% for hospitals that did not participate in quality data reporting for outpatient services or did not report the quality data successfully, resulting in a 0.1% update for those hospitals.  When combined with other adjustments, CMS projects that overall payments to hospitals under the OPPS in 2010 will increase by 1.9%.

Health Information Practices

We are subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was enacted as part of the American Recovery and Reinvestment Act of 2009.  The HITECH Act strengthened the requirements and significantly increased the penalties for violations of the HIPAA privacy and security regulations.  On August 24, 2009, the Secretary of the Department of Health and Human Services (“HHS”) issued regulations implementing certain of the requirements of the HITECH Act.  Although these regulations were effective September 23, 2009, HHS announced the imposition of penalties pursuant to these regulations would be delayed until February 22, 2010.  We cannot quantify the financial impact of compliance with these new regulations, but could incur expenses associated with such compliance.

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

Operating Margins

Our operating income margin for the three months ended September 30, 2009 decreased to 12.3% from 17.1% during the three months ended September 30, 2008.  The 2009 period reflects, among other things, $2.4 million of impairment charge related to our equity method investment located in Arcadia, California.  Excluding the impairment charge, our operating margin decreased to 15.1% for the 2009 period.  The acquisition of the surgical hospital in Austin, Texas negatively impacted our operating margins by 1.5% during the three months ended September 30, 2009.  The surgical hospital has historically experienced financial difficulties and represents an opportunity for the Company to improve the financial position of this facility through operational efficiencies.  In addition, same store cost of revenues increased 2.5% as a percentage of same store revenue primarily as a result of a 1.2% increase in supplies expense.  The increase in supplies expense is related to an increase in ophthalmology cases which are predominantly reimbursed by Medicare and involve higher cost lenses.  Also, during the quarter general and administrative expenses decreased 2.0% as a percentage of revenue.

Acquisitions and Developments

Effective September 1, 2009, we acquired an ownership of 28.8% in a surgical facility located in Gresham, Oregon for $525,000.  The acquisition was financed with cash from operations.  We account for this investment under the equity method.

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

Discontinued Operations and Divestitures

In February 2009, we ceased operations at our surgical facility located in Englewood, Colorado. We recorded a loss on the disposal of $5.9 million, which includes an accrual of $4.2 million for future contractual obligations under a facility operating lease. As of September 30, 2009, we owned one surgical facility that is classified as discontinued operations.  This facility’s assets, liabilities, revenues, expenses and cash flows have been reclassified as discontinued operations for all periods presented.

Revenues, the income (loss) on operations before income taxes, the income tax provision (benefit), the loss on the sale from discontinued operations, net of taxes, and the income (loss) from discontinued operations, net of taxes, for the following periods indicated, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$1,103	$1,752	$3,482	$5,695
Income (loss) on operations, before tax	20	(458)	(237)	(1,286)
Income tax (benefit) provision	(3)	10	23	(390)
Gain (loss) on sale, net of taxes	154	—	(5,698)	(1,394)
Income (loss) from discontinued operations, net of taxes	$177	$(468)	$(5,958)	$(2,290)

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

Results of Operations

The following table summarizes certain statements of operations items for each of the three and nine months ended September 30, 2009 and 2008.  The table also shows the percentage relationship to revenues for the periods indicated:

	Three Months Ended September 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$86,766	100.0%	$83,570	100.0%
Cost of revenues	64,150	73.9	57,539	68.9
General and administrative expense	4,698	5.4	6,175	7.4
Depreciation and amortization	4,362	5.0	3,947	4.7
Provision for doubtful accounts	1,168	1.3	1,403	1.7
Income on equity investments	(712)	(0.7)	(450)	(0.5)
Impairment and loss on disposal of long-lived assets	2,593	3.0	675	0.8
Gain on sale of long-lived assets	(30)	(0.0)	(42)	(0.1)
Proceeds from insurance settlements, net	(150)	(0.2)	—	0.0
Total operating expenses	76,079	87.7	69,247	82.9
Operating income	10,687	12.3	14,323	17.1
Interest expense, net	(11,958)	(13.8)	(11,293)	(13.5)
(Loss) income before income taxes and discontinued operations	(1,271)	(1.5)	3,030	3.6
Provision (benefit) for income taxes	1,936	2.2	(1,053)	(1.3)
(Loss) income from continuing operations	(3,207)	(3.7)	4,083	4.9
Income (loss) from discontinued operations, net of taxes	177	0.2	(468)	(0.6)
Net (loss) income	(3,030)	(3.5)	3,615	4.3
Less: Net income attributable to noncontrolling interests	(4,013)	(4.6)	(5,444)	(6.5)
Net loss attributable to Symbion, Inc.	$(7,043)	(8.1)%	$(1,829)	(2.2)%

	Nine Months Ended September 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$259,398	100.0%	$247,184	100.0%
Cost of revenues	184,322	71.1	167,929	67.9
General and administrative expense	16,043	6.2	18,816	7.6
Depreciation and amortization	12,940	5.0	11,169	4.5
Provision for doubtful accounts	3,150	1.2	2,579	1.0
Income on equity investments	(1,364)	(0.5)	(1,152)	(0.5)
Impairment and loss on disposal of long-lived assets	3,033	1.2	1,147	0.5
Gain on sale of long-lived assets	(707)	(0.3)	(710)	(0.2)
Proceeds from insurance settlements, net	(416)	(0.2)	—	0.0
Total operating expenses	217,001	83.7	199,778	80.8
Operating income	42,397	16.3	47,406	19.2
Interest expense, net	(33,900)	(13.0)	(32,497)	(13.1)
Income before income taxes and discontinued operations	8,497	3.3	14,909	6.1
Provision (benefit) for income taxes	4,656	1.8	(705)	(0.3)
Income from continuing operations	3,841	1.5	15,614	6.4
Loss from discontinued operations, net of taxes	(5,958)	(2.3)	(2,290)	(0.9)
Net (loss) income	(2,117)	(0.8)	13,324	5.4
Less: Net income attributable to noncontrolling interests	(15,837)	(6.1)	(18,243)	(7.4)
Net loss attributable to Symbion, Inc.	$(17,954)	(6.9)%	$(4,919)	(2.0)%

Three Months Ended September 30, 2009 Compared To Three Months Ended September 30, 2008

Overview.  During the three months ended September 30, 2009, our revenues increased 3.8% to $86.8 million from $83.6 million for the three months ended September 30, 2008. We incurred a net loss for the 2009 period of $7.0 million compared to a loss of $1.8 million for the 2008 period. Included in the loss for 2009 is income tax expense of $1.9 million which results from a valuation allowance recorded at September 30, 2009 against certain deferred tax assets and recording of non-cash deferred income tax expense related to our partnership investments.  Also included in the net loss for 2009 is $2.4 million of impairment charge related to our equity method investment located in Arcadia, California.

Our financial results for the three months ended September 30, 2009 compared to 2008 reflect the addition of two acquired surgical facilities, one developed facility, and one disposed facility, all of which we consolidate for financial reporting purposes.  For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those surgical facilities that we consolidate for financial reporting purposes for both three month periods ended September 30, 2009 and 2008.

Revenues.  Revenues for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 were as follows (in thousands):

	Three Months Ended September 30,
	2009	2008	Dollar Variance	Percent Variance
Patient service revenues:
Same store revenues	$75,129	$76,824	$(1,695)	(2.2)%
Revenues from other surgical facilities	8,055	2,577	5,478	—
Total patient service revenues	83,184	79,401	3,783	4.8
Physician service revenues	1,653	1,626	27	1.7
Other service revenues	1,929	2,543	(614)	(24.1)
Total revenues	$86,766	$83,570	$3,196	3.8%

Patient service revenues at same store facilities decreased 2.2% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, as a result of a decrease in same store volume of 1.9% and a decrease in net patient service revenue per case of 0.3%.  During the three months ended September 30, 2009, reimbursement from governmental payors increased 2.0% compared to the three months ended September 30, 2008.  Governmental payors have typically paid claims at a lower rate than third-party payors and therefore our net patient service revenue per case decreased during the 2009 period compared to the 2008 period.  The increase in reimbursement from governmental payors is related to an increase in ophthalmology cases which are predominantly reimbursed by Medicare. The decrease in other service revenues results from a scheduled reduction in management fees from one of our physician networks.

Cost of Revenues.  Cost of revenues for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 were as follows (in thousands):

	Three Months Ended September 30,
	2009	2008	Dollar Variance	Percent Variance
Same store cost of revenues	$56,381	$55,737	$644	1.2%
Cost of revenues from other surgical facilities	7,769	1,802	5,967	—
Total cost of revenues	$64,150	$57,539	$6,611	11.5%

As a percentage of same store revenues, same store cost of revenues increased to 75.0% for the three months ended September 30, 2009 compared to 72.6% for the three months ended September 30, 2008.  As a percentage of same store revenues, this increase is primarily the result of a 1.2% increase in supplies expense.  The increase in supplies expense is related to an increase in ophthalmology cases which are predominantly reimbursed by Medicare and involve higher cost lenses.   Cost of revenues from other surgical facilities increased by $6.0 million.  This increase is primarily attributable to surgical facilities acquired or developed since January 1, 2008.  The acquisition of the surgical hospital in Austin, Texas negatively impacted our operating margins by 1.5%.  The surgical hospital has historically experienced financial difficulties and represents an opportunity for the Company to improve the financial position of this facility through operational efficiencies.  As a percentage of revenues, total cost of revenues increased to 73.9% for the 2009 period compared to 68.9% for the 2008 period.

General and Administrative Expense.  General and administrative expense decreased to $4.7 million for the three months ended September 30, 2009 from $6.2 million for the three months ended September 30, 2008.  As a percentage of revenues, general and administrative expense was 5.4% for the 2009 period and 7.4% for the 2008 period.  This decrease is attributable to a reduction in incentive compensation and other employee benefits.

Depreciation and Amortization.  Depreciation and amortization expense increased to $4.4 million for the three months ended September 30, 2009 compared to $3.9 million for the three months ended September 30, 2008.  This increase is primarily attributable to surgical facilities acquired or developed since January 1, 2008.  As a percentage of revenues, depreciation and amortization expense increased to 5.0% for the 2009 period from 4.7% for the 2008 period.  Same store depreciation and amortization expense increased to $3.9 million for the 2009 period from $3.5 million in the 2008 period, primarily as a result of asset additions at certain facilities.

Provision for Doubtful Accounts.  Provision for doubtful accounts decreased to $1.2 million for the three months ended September 30, 2009 compared to $1.4 million for the three months ended September 30, 2008.  As a percentage of revenues, the provision for doubtful accounts was 1.3% for the 2009 period and 1.7% for the 2008 period.

Impairment and Loss on Disposal of Long-Lived Assets.  Impairment and loss on disposal of long-lived assets increased to $2.6 million for the three months ended September 30, 2009 compared to $675,000 for the three months ended September 30, 2008.  This increase is attributable to a $2.4 million impairment charge related to our equity method investment located in Arcadia, California.

Operating Income.  Operating income decreased to $10.7 million for the three months ended September 30, 2009 from $14.3 million for the three months ended September 30, 2008.  This decrease is attributable to a $2.4 million impairment charge related to our equity method investment located in Arcadia, California.  Excluding the impairment charge, operating income as a percentage of revenues decreased to 15.1% for the 2009 period from 17.1% for the 2008 period.  This decrease results from a negative impact of 1.5% for the three months ended September 30, 2009 related to the acquisition of the surgical hospital in Austin, Texas.  In addition, same store cost of revenues increased 2.5% as a percentage of same store revenue primarily as a result of a 1.2% increase in supplies expense.  The increase in supplies expense is related to an increase in ophthalmology cases which are predominantly reimbursed by Medicare and involve higher cost lenses.  Also during the quarter, general and administrative expenses decreased 2.0% as a percentage of revenues.

Interest Expense, Net of Interest Income.  Interest expense, net of interest income, increased to $12.0 million for the three months ended September 30, 2009 from $11.3 million for the three months ended September 30, 2008.  Included in interest expense for the three months ended September 30, 2009 is $1.1 million as a result of discontinuing hedge accounting treatment related to our interest rate swap as of December 31, 2008, which includes $813,000 of interest expense due to the credit risk adjustment of the swap liability.  Interest expense for the 2009 period reflects a reduction in the floating interest rate on the portion of the term loan facility not exposed to our interest rate swap positions.  This decrease in rate is offset by our election of the PIK option related to the Toggle Notes, whereby the outstanding principal amount of debt has increased $32.0 million since December 31, 2007.

Provision (benefit) for Income Taxes.  The provision for income taxes increased to $1.9 million for the three months ended September 30, 2009 from a benefit of $1.0 million for the three months ended September 30, 2008. Tax expense in 2009 results from a valuation allowance recorded at September 30, 2009 against certain deferred tax assets and recording of non-cash deferred income tax expense related to our partnership investments.

(Loss) Income from Continuing Operations.  We incurred a loss from continuing operations of $3.2 million for the three months ended September 30, 2009 compared to income of $4.1 million for the three months ended September 30, 2008,  primarily as a result of the decrease in operating income and increase in the provision for income taxes.

Net Income Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests decreased to $4.0 million for the three months ended September 30, 2009 from $5.4 million for the three months ended September 30, 2008. As a percentage of revenues, net income attributable to noncontrolling interests decreased to 4.6% for the 2009 period from 6.5% for the 2008 period.  This decrease is primarily attributable to a decrease in operating income.

Nine Months Ended September 30, 2009 Compared To Nine Months Ended September 30, 2008

Overview.  During the nine months ended September 30, 2009, our revenues increased 4.9% to $259.4 million from $247.2 million for the nine months ended September 30, 2008. We incurred a net loss for the 2009 period of $18.0 million compared to a loss of $4.9 million for the 2008 period. Included in the loss for 2009 is a loss from discontinued operations of $6.0 million, which includes a loss on disposal of $5.7 million related to our ceased operations at the Englewood, Colorado facility in February 2009.  We also recorded an impairment charge of $2.4 million in the 2009 period related to our equity method investment located in Arcadia, California.  Also included in the net loss for 2009 is an additional $2.2 million of interest expense as a result of discontinuing hedge accounting treatment related to our interest rate swap as of December 31, 2008, which includes $1.5 million of interest expense due to the credit risk adjustment of the swap liability.

Our financial results for the nine months ended September 30, 2009 compared to the same period in 2008 reflect the addition of two acquired surgical facilities, one developed facility, and two disposed facilities, all of which we consolidate for financial reporting purposes. The acquisition of the surgical hospital in Austin, Texas negatively impacted our operating margins by 1.0%.  The surgical hospital has historically experienced financial difficulties and represents an opportunity for us to improve the financial position of this facility through operational efficiencies.   For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those surgical facilities that we consolidate for financial reporting purposes for both nine month periods ended September 30, 2009 and 2008.

For the comparison of same store facilities provided below, we have also included the results of one developed surgical facility within a market served by another surgical facility in which we previously owned an interest. This surgical facility is consolidated for financial reporting purposes. Management believes it is appropriate to present the results of this facility in the same store information based on the following considerations: (1) the migration of cases from the existing surgical facility to the new surgical facility; (2) the waiver of the restriction on ownership applicable to the owners of the existing facility that allows certain owners of the existing facility to own an interest in the new surgical facility; and (3) the resulting enhancement of our market position by leveraging management services and capacity.

Revenues.  Revenues for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 were as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008	Dollar Variance	Percent Variance
Patient service revenues:
Same store revenues	$224,634	$225,353	$(719)	(0.3)%
Revenues from other surgical facilities	24,141	9,572	14,569	—
Total patient service revenues	248,775	234,925	13,850	5.9
Physician service revenues	4,907	4,851	56	1.2
Other service revenues	5,716	7,408	(1,692)	(22.8)
Total revenues	$259,398	$247,184	$12,214	4.9%

Patient service revenues at same store facilities decreased 0.3% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily as a result of our decrease in same store volume of 0.3%.  The decrease in other service revenues results from a scheduled reduction in management fees from one of our physician networks.

Cost of Revenues.  Cost of revenues for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 were as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008	Dollar Variance	Percent Variance
Same store cost of revenues	$163,648	$161,246	$2,402	1.5%
Cost of revenues from other surgical facilities	20,674	6,683	13,991	—
Total cost of revenues	$184,322	$167,929	$16,393	9.8%

As a percentage of same store revenues, same store cost of revenues increased to 72.9% for the nine months ended September 30, 2009 compared to 71.6% for the nine months ended September 30, 2008.  As a percentage of same store revenues, this increase is primarily the result of a 0.6% increase in supplies expense.  The increase in supplies expense is related to an increase in ophthalmology cases which are predominantly reimbursed by Medicare and involve higher cost lenses.  Cost of revenues from other surgical facilities increased by $14.0 million.  This increase is primarily attributable to surgical facilities acquired or developed since January 1, 2008.  The acquisition of the surgical hospital in Austin, Texas negatively impacted our operating margins by 1.0%.  The surgical hospital has historically experienced financial difficulties and represents an opportunity for the Company to improve the financial position of this facility through operational efficiencies.  As a percentage of revenues, total cost of revenues increased to 71.1% for the 2009 period compared to 67.9% for the 2008 period.

General and Administrative Expense.  General and administrative expense decreased to $16.0 million for the nine months ended September 30, 2009 from $18.8 million for the nine months ended September 30, 2008.  As a percentage of revenues, general and administrative expense was 6.2% for the 2009 period and 7.6% for the 2008 period.  This decrease is attributable to a reduction in incentive compensation and other employee benefits.

Depreciation and Amortization.  Depreciation and amortization expense increased to $12.9 million for the nine months ended September 30, 2009 compared to $11.2 million for the nine months ended September 30, 2008.  This increase is primarily attributable to surgical facilities acquired or developed since January 1, 2008.  As a percentage of revenues, depreciation and amortization expense increased to 5.0% for the 2009 period from 4.5% for the 2008 period.  Same store depreciation and amortization expense increased to $11.0 million for the 2009 period from $9.9 million in the 2008 period, primarily as a result of asset additions at certain facilities.

Provision for Doubtful Accounts.  Provision for doubtful accounts increased to $3.2 million for the nine months ended September 30, 2009 from $2.6 million for the nine months ended September 30, 2008.  As a percentage of revenues, provision for doubtful accounts was 1.2% for the 2009 period compared to 1.0% for the 2008 period.

Operating Income.  Operating income decreased to $42.4 million for the nine months ended September 30, 2009 from $47.4 million for the nine months ended September 30, 2008. This decrease is attributable to a $2.4 million impairment charge related to our equity method investment located in Arcadia, California.   Excluding the impairment charge, operating income as a percentage of revenues decreased to 17.3% for the 2009 period from 19.2% for the 2008 period.  This decrease is attributable to a negative operating margin impact of 1.0% related to the acquisition of the surgical hospital in Austin, Texas.  In addition, same store cost of revenues increased 1.3% as a percentage of same store revenue primarily as a result of a 0.6% increase in supplies expense.  The increase in supplies expense is related to an increase in ophthalmology cases which are predominantly reimbursed by Medicare and involve higher cost lenses.  Also during the 2009 period, general and administrative expenses decreased 1.4% as a percentage of revenues.

Interest Expense, Net of Interest Income.  Interest expense, net of interest income, increased to $33.9 million for the nine months ended September 30, 2009 from $32.5 million for the nine months ended September 30, 2008.  Included in interest expense for the nine months ended September 30, 2009 is $2.2 million as a result of discontinuing hedge accounting treatment related to our interest rate swap as of December 31, 2008, which includes $1.5 million of interest expense due to the credit risk adjustment of the swap liability.  Interest expense also increased as a result of our election of the PIK option related to the Toggle Notes, whereby the outstanding principal amount of debt has increased $32.0 million since December 31, 2007.  The increase in interest expense is offset by a reduction in amortization of deferred financing costs of $2.5 million in the 2009 period compared to the 2008 period.

Provision (benefit) for Income Taxes.  The provision for income taxes increased to $4.7 million for the nine months ended September 30, 2009 from a benefit of $705,000 for the nine months ended September 30, 2008. Tax expense in the 2009 period is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments.

Income from Continuing Operations.  Income from continuing operations was $3.8 million for the nine months ended September 30, 2009 compared to $15.6 million for the nine months ended September 30, 2008.  The income for the 2009 period includes additional income tax expense of $5.4 million, as well as an increase in the provision for doubtful accounts of $571,000.

Loss from Discontinued Operations, Net of Taxes.  Loss from discontinued operations for the nine months ended September 30, 2009 of $6.0 million includes a loss on the disposal of the Englewood, Colorado facility of $5.7 million.  Included in this loss is $4.1 million accrued for future contractual obligations under a facility operating lease.

Net Income Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests decreased to $15.8 million for the nine months ended September 30, 2009 compared to $18.2 million for the nine months ended September 30, 2008. As a percentage of revenues, net income attributable to noncontrolling interests decreased to 6.1% for the 2009 period from 7.4% for the 2008 period.  This decrease is primarily attributable to a decrease in operating income.

Liquidity and Capital Resources

Operating Activities

During the nine months ended September 30, 2009, we generated operating cash flow from continuing operations of $49.8 million compared to $46.2 million for the nine months ended September 30, 2008. The increase is attributable to facilities acquired or developed since January 1, 2008.

At September 30, 2009, we had working capital of $52.4 million compared to $52.3 million at December 31, 2008.  Our available cash, along with our expected future operating cash flows, is sufficient to service our current obligations.

Investing Activities

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2009 was $8.6 million, including $7.0 million related to purchases of property and equipment. The $7.0 million of property and equipment purchases includes $2.0 million for expansion and development related projects.  Cash used in investing activities in 2009 and 2008 was funded primarily from cash from operations.

During the nine months ended September 30, 2008, net cash used in investing activities from continuing operations was $27.8 million, which includes $15.8 million related to payments for acquisitions, net of cash acquired and $12.4 million related to purchases of property and equipment.

Financing Activities

Net cash used in financing activities from continuing operations during the nine months ended September 30, 2009 was $32.2 million. During 2009, we made principal payments on long-term debt totaling $10.1 million.  Included in this amount were scheduled principal payments on our senior secured credit facility totaling $1.9 million and $2.6 million to extinguish certain long-term debt assumed related to the acquisition of the surgical hospital in Austin, Texas.  Additionally, we made $19.3 million of distributions to noncontrolling interest partners.

Our net cash used in financing activities from continuing operations during the nine months ended September 30, 2008 was $24.4 million.  During the nine months ended September 30, 2008, we made scheduled principal payments on long-term debt totaling $1.9 million, along with $11.0 million of voluntary principal payments.  Additionally, we made $16.5 million of distributions to noncontrolling interest partners.

Long-Term Debt

The Company’s long-term debt is summarized as follows (in thousands):

	September 30, 2009 (Unaudited)	December 31, 2008
Senior secured credit facility	$234,000	$235,876
Senior PIK toggle notes	206,967	184,635
Notes payable to banks	15,164	17,297
Secured term loans	2,784	3,213
Capital lease obligations	9,519	11,796
	468,434	452,817
Less current maturities	(17,091)	(12,205)
Total long-term debt	$451,343	$440,612

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

As of September 30, 2009, the amount outstanding under the senior secured credit facility was $234.0 million with an interest rate on the borrowings of 3.6%. The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used. We pay this fee quarterly. As of September 30, 2009, the amount available under the Revolving Facility was $100.0 million.

Interest Rate Swap

In October 2007, we entered into an interest rate swap agreement to protect against certain interest rate fluctuations of the LIBOR rate on $150.0 million of our variable rate debt under the senior secured credit facility. The effective date of the interest rate swap was October 31, 2007, and it is scheduled to expire on October 31, 2010. The interest rate swap effectively fixes our LIBOR interest rate on the $150.0 million of variable debt at a rate of 4.7%. We have recognized the fair value of the interest rate swap as a long-term liability of approximately $6.3 million at September 30, 2009, after a credit risk adjustment of $296,000.  Due to the significant changes in LIBOR rates, we elected an interest term for the January 2009 interest election period under the terms of the senior secured credit agreement which differs from that of the swap instrument.  As a result, we discontinued hedge accounting treatment for our interest rate swap as of December 31, 2008.  In January 2009, we began recognizing a ratable portion of the amount in accumulated other comprehensive income as additional interest expense over the remaining life of the swap instrument.  Also beginning in January 2009, we began recording into earnings the mark-to-market adjustment to reflect the changes in the fair value of the hedging instrument.  During the three months ended September 30, 2009, we recognized additional interest expense of $952,000 due to the ratable recognition of the balance in accumulated other comprehensive income.  We recognized a reduction of interest expense for the quarter of $655,000 due to mark-to-market adjustment of the swap liability. The net effect of discontinuing hedge accounting, including the credit risk adjustment to the swap liability, caused interest expense to increase $1.1 million for the quarter.

Senior PIK Toggle Notes

On August 23, 2008, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 23, 2008 to February 23, 2009.  As a result, the principal due on the Toggle Notes increased by $10.8 million in the first quarter of 2009.  On February 23, 2009, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from February 23, 2009 to August 23, 2009.  This election increased the principal due on the Toggle Notes by $11.5 million in the third quarter of 2009.  On August 23, 2009, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 23, 2009 to February 23, 2010.  We have accrued $2.6 million in interest in other accrued expenses as of September 30, 2009 and will reclassify the total accrued interest to the principal balance of the Toggle Notes on February 23, 2010.

At September 30, 2009, we were in compliance with all material covenants required by each of the senior secured credit facility and the Toggle Notes.

Notes Payable to Banks

Certain of our subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The outstanding balance of this indebtedness as of September 30, 2009 and December 31, 2008 was $15.2 million and $17.3 million, respectively.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. We have guaranteed substantially all of this debt.

Capital Lease Obligations

We are liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at September 30, 2009 and December 31, 2008 was $9.5 million and $11.8 million, respectively.

Inflation

Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.

Earnings before Interest, Taxes, Depreciation and Amortization

When we use the term “EBITDA,” we are referring to net income plus (a) income (loss) from discontinued operations, (b) income tax expense (benefit), (c) net interest expense, (d) depreciation and amortization, (e) net income attributable to noncontrolling interests, (f) non-cash (losses) gains, and (g) non-cash stock option compensation.  Noncontrolling interest represents the interests of third parties, such as physicians and in some cases, health care systems that own an interest in surgical facilities that we consolidate for financial reporting purposes.  Our operating strategy is to apply a market-based approach in structuring our partnerships, with individual market dynamics driving the structure.  We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.

EBITDA increased 1.0% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  This increase is primarily the result of a decrease in general and administrative expense of $1.5 million for the 2009 period compared to the 2008 period.

EBITDA increased 0.5% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase is primarily the result of a decrease in general and administrative expense of $2.8 million for the 2009 period compared to the 2008 period.

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

The following table reconciles EBITDA to net cash provided by operating activities — continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

EBITDA	$13,925	$13,782	$42,800	$42,559
Depreciation and amortization	(4,362)	(3,947)	(12,940)	(11,169)
Non-cash stock option compensation expense	(326)	(323)	(974)	(1,790)
Non-cash net losses	(2,563)	(633)	(2,326)	(437)
Interest expense, net	(11,958)	(11,293)	(33,900)	(32,497)
(Provision) benefit for income taxes	(1,936)	1,053	(4,656)	705
Net income attributable to noncontrolling interests	4,013	5,444	15,837	18,243
Income (loss) on discontinued operations, net of taxes	177	(468)	(5,958)	(2,290)
Net (loss) income	(3,030)	3,615	(2,117)	13,324
(Income) loss from discontinued operations	(177)	468	5,958	2,290
Depreciation and amortization	4,362	3,947	12,940	11,169
Amortization of deferred financing costs	501	519	1,501	3,985
Non-cash payment-in-kind interest option	5,884	4,816	17,183	9,753
Non-cash stock option compensation expense	326	323	974	1,790
Non-cash recognition of other comprehensive income into earnings	484	—	1,866	—
Non-cash credit risk adjustment of financial instruments	812	—	1,521	—
Non-cash net losses	2,563	633	2,326	437
Deferred income taxes	2,107	(541)	5,626	(2,870)
Equity in earnings of unconsolidated affiliates, net of distributions received	(175)	(12)	(217)	237
Provision for doubtful accounts	1,168	1,403	3,150	2,579
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(794)	(170)	(1,870)	(2,495)
Other assets and liabilities	(1,993)	(2,656)	1,006	6,027
Net cash provided by operating activities — continuing operations	$12,038	$12,345	$49,847	$46,226

Other Data:
Number of surgical facilities included in continuing operations, as of the end of period(1)	67	65	67	65

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At September 30, 2009, $234.0 million of our total long-term debt was subject to variable rates of interest, while the remaining $234.4 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $2.4 million. The fair value of our total long-term debt, based on quoted market prices as of September 30, 2009 is approximately $389.1 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported in a timely manner.

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Date:  November 12, 2009

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