Form 10-K
period 2009-12-31
SYMBION INC/TN
filed 2010-03-31
CIK 1091312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

None of the registrant’s common stock is held by non-affiliates.

As of March 31, 2010, 1,000 shares of the registrant’s common stock were outstanding.

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

As of December 31, 2009, we owned and operated 59 surgical facilities, including 55 ambulatory surgery centers and four surgical hospitals.  We also managed eight additional ambulatory surgery centers.  We owned a majority interest in 36 of the 59 surgical facilities and consolidated 52 facilities for financial reporting purposes.  We are reporting one of the 59 surgical facilities as discontinued operations.  In addition to our surgical facilities, we also manage two physician networks, including one physician network in a market in which we operate an ambulatory surgery center.

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

Industry Overview

The outpatient ambulatory surgery market in the United States is a $15.5 billion industry that is characterized both by meaningful growth and fragmented competition according to the Medicare Payment Advisory Commission.

Ambulatory surgical providers such as Symbion have benefited from both the growth in overall outpatient surgery cases as well as the migration of surgical procedures from the hospital to the ambulatory surgery center setting.  We believe this creates an attractive operating environment for well capitalized surgical providers with scale and a national presence.  In addition, with approximately 5,200 Medicare certified ambulatory surgery centers operating in the United States as of 2009 according to the Centers for Medicare and Medicaid Services (“CMS”), we believe significant opportunities exist for consolidation in this industry.

We believe the following factors have contributed to the growth in surgical procedures in the ambulatory surgery center setting:

•                  Physician and Patient Preference for Surgical Facilities.  Physicians often prefer to operate in surgical facilities, as compared to acute care hospitals, because of the efficiency and convenience surgical facilities afford.  Procedures performed at surgical facilities are typically non-emergency, allowing physicians to schedule their time more efficiently and increase the number of procedures performed in a given period.  Surgical facilities also provide physicians with more consistent nurse staffing and faster turnaround time between cases, as compared to acute care hospitals.  Together with an opportunity to own an equity interest in the surgical facility, these attributes meaningfully increase a physician’s productivity and income potential.  Importantly, we also believe patients often prefer surgical facilities because of the comfort of a less institutional setting, the more convenient process for scheduling and registration available in surgical facilities and in many instances, a more convenient location than acute care hospitals.  As patients increasingly have more input into the delivery of their health care, we believe this preference will be a driver of the growth in ambulatory surgery center utilization.

•                  Lower Cost Alternative.  Based upon our management’s experience in the health care industry, we believe that surgeries performed in surgical facilities are generally less expensive than those performed in acute care hospitals because of lower facility development costs, the focus on non-emergency procedures and more efficient staffing and work flow processes.  According to a study conducted for the Ambulatory Surgery Center Association, the cost to the payor of a surgical procedure in an ambulatory surgery center setting in 2007 was approximately 35.0% less than the cost to the payor of performing the same procedure in a hospital outpatient department setting.  We believe payors are attracted to the lower costs available at surgical facilities, as compared to acute care hospitals.

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

•                  Expansion in Medicare Reimbursed Procedures.  On October 30, 2009, CMS finalized a rule that added an additional 26 surgical procedures to Medicare’s list of approved ambulatory surgery center procedures and six procedures subject to the lesser of the non-facility practice expense payment or ASC payment rate for the calendar year 2010.  This will have the effect of further expanding the market opportunity with respect to the Medicare population, which is expected to grow significantly as a greater proportion of the population reaches Medicare eligible age.

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

•                  Capitalize on our experienced management team to pursue multiple growth opportunities in the surgical facility market.  We believe that the experience and capabilities of our senior management team provide a strategic advantage in improving the operations of our surgical facilities, attracting physicians and identifying new development and acquisition opportunities.  Our senior management team has an average of over 29 years of experience in the health care industry having held senior management positions at public and private health care companies.  Our management’s broad industry experience has allowed us to establish strong relationships with participants throughout the health care industry.  These relationships are helpful in forming leads for acquisitions and in making decisions about expanding into new markets and services.  The experience and capabilities of our management team also enable us to pursue multiple growth strategies in the surgical facility market, including acquisitions of established surgical facilities, de novo developments in attractive markets, strategic relationships with prominent hospitals and other health care providers and turnaround opportunities in connection with underperforming facilities.  We have successfully executed each of these growth strategies, and intend to pursue each of them in the future.

•                  Pursue a disciplined strategy of acquiring and developing surgical facilities.  Between January 1999 and December 31, 2009, we acquired 51 surgical facilities and developed 24 surgical facilities, including 16 surgical facilities that we subsequently divested.  We anticipate acquiring one to three facilities and developing one to three facilities annually.  We seek to acquire and develop surgical hospitals and both single and multi-specialty ambulatory surgery centers that meet our criteria.  Our criteria includes prominence and quality of physician partners, specialty mix, opportunities for growth, level of competition in the local market, level of managed care penetration and our ability to access managed care organization contracts.  Our acquisition and development team conducts extensive due diligence and applies a financial model that targets a threshold return on invested capital over a period of five years.  Once we acquire a surgical facility, our team establishes a strategic plan to improve the facility’s operating systems and physical plant, enhance physician recruitment, and capitalize on the facility’s competitive strengths.  We have historically targeted majority ownership in our facilities.  Majority ownership allows us to make and execute managerial decisions, which we believe provides greater opportunity for growth and higher returns.  We also believe that by starting with majority ownership of a facility, we can benefit by capturing a greater share of the value we create in managing and improving the facility.  We intend to continue to target majority ownership in our facilities.  However, when attractive opportunities arise, we may acquire minority interests in developed surgical facilities or surgical facilities that we may purchase.  In addition, we have, and will continue to acquire and develop facilities in which we have “buy-up” rights if the opportunity is attractive to us from a long-term perspective.  Buy-up rights enable us, at our option, to increase our ownership percentage after the initial acquisition.  When appropriate, we also may reduce our interest in majority owned surgical facilities.

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

Operations

Surgical Facility Operations

As of December 31, 2009, we owned (with physician investors or healthcare systems) and operated 59 surgical facilities and managed eight additional surgical facilities.  Four of our surgical facilities are licensed as hospitals.  Our typical ambulatory surgery center is a freestanding facility with about 14,000 square feet of space and four fully equipped operating rooms, two treatment rooms and ancillary areas for preparation, recovery, reception and administration.

Our typical surgical hospital is larger than a typical ambulatory surgery center and includes inpatient hospital rooms and, in some cases, an emergency department.  Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including among others, orthopedics, gynecology, general surgery, ear, nose and throat, pain management, gastroenterology, plastic surgery and ophthalmology.  Our hospitals may also provide additional services such as diagnostic imaging, pharmacy, laboratory and obstetrical services.  In certain markets where we believe it is appropriate, we operate surgical facilities that focus on a single specialty.

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

The majority of our surgical facilities are Medicare certified.  To ensure that a high level of care is provided, we implement quality assurance procedures at each of our surgical facilities.  In addition, a majority of our surgical facilities are also independently accredited by either the Joint Commission or the Accreditation Association for Ambulatory Health Care.  Each of our surgical facilities is available for use only by licensed physicians who have met professional credentialing requirements established by the facility’s medical advisory committee.  In addition, each surgical facility’s medical director supervises and is responsible for the quality of medical care provided at the surgical facility.

Surgical Facility Ownership Structure

We own and operate our surgical facilities through partnerships or limited liability companies.  Local physicians or physician groups also own interests in most of our surgical facilities.  In some cases, a hospital system may own an interest in our surgical facility.  One of our wholly owned subsidiaries typically serves as the general partner or managing member of our surgical facilities.  We seek to own a majority interest in our surgical facilities, or otherwise have sufficient control over the facilities to be able to consolidate the financial results of operations of the facilities with ours.  In some instances, we will acquire ownership in a surgical facility with the prior owners retaining ownership, and, in some cases, we offer new ownership to other physicians or hospital partners.  We hold majority ownership in 36 of the 59 surgical facilities in which we own an interest.  We typically guarantee all of the debts of these partnerships and limited liability companies, even though we do not own all of the interests in the surgical facilities.  We also provide intercompany debt, which usually is secured by a pledge of assets of the partnership or limited liability company.  We also have a management agreement with each of the surgical facilities, under which we provide day-to-day management services for a management fee, which is typically equal to 4% to 6% of the revenues of the facility.

Each of the partnerships and limited liability companies through which we own and operate our surgical facilities is governed by a partnership or operating agreement.  These partnership and operating agreements typically provide, among other things, for voting rights and limited transfer of ownership.  The partnership and operating agreements also provide for the distribution of available cash to the owners.  In addition, the agreements typically restrict the physician owners from owning an interest in a competing surgical facility during the period in which the physician owns an interest in our surgical facility and for one year after that period.  The partnership and operating agreements for our surgical facilities typically provide that the facilities will purchase all of the physicians’ ownership if certain adverse regulatory events occur, such as it becoming illegal for the physicians to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility.  The purchase price that we would be required to pay for the ownership is based on pre-determined formulas, typically either a multiple of the surgical facility’s EBITDA, as defined in our partnership and operating agreements, or the fair market value of the ownership as determined by an independent third-party appraisal.  Some of these agreements require us to make a good faith effort to restructure our relationships with the physician investors in a manner that preserves the economic terms of the relationship prior to purchasing these interests.  See “Item 1A. Risk Factors” and “—Governmental Regulation.” In certain circumstances, we have the right to purchase a physician’s ownership, including upon a physician’s breach of the restriction on ownership provisions of a partnership or operating agreement.  In some cases, we have the right to require the physician owners to purchase our ownership in the event our management agreement with a surgical facility is terminated.  In one surgical facility, the physician owners have the right to purchase our ownership upon a change in our control.

Surgical Facilities

The following table sets forth information regarding each of our surgical facilities as of December 31, 2009:

Surgical Facility	City	Number of Operating Rooms	Number of Treatment Rooms	Symbion Percentage Ownership
Alabama
Birmingham Surgery Center	Birmingham	6	2	59	%(1)
California
Specialty Surgical Center of Beverly Hills / Brighton Way	Beverly Hills	3	1	60	%(1)
Specialty Surgical Center of Beverly Hills / Wilshire Boulevard	Beverly Hills	4	2	61	%(1)
Specialty Surgical Center of Encino	Encino	4	2	61	%(1)
Specialty Surgical Center of Irvine	Irvine	5	1	51	%(1)
Specialty Surgical Center of Arcadia	Arcadia	3	1	22%
Specialty Surgical Center of Westlake Village	Westlake Village	4	2	19%
Colorado
Minimally Invasive Spine Institute	Boulder	2	1	44	%(1)
Animas Surgical Hospital(2)	Durango	4	1	56	%(1)
Florida			12 hospital rooms
West Bay Surgery Center	Largo	4	4	51	%(1)
Jacksonville Beach Surgery Center	Jacksonville	4	1	81	%(1)
Cape Coral Ambulatory Surgery Center	Cape Coral	5	6	65	%(1)
Lee Island Coast Surgery Center	Fort Myers	5	3	50	%(1)
Orlando Surgery Center	Orlando	5	2	66	%(1)
Tampa Bay Regional Surgery Center	Largo	1	2	51	%(1)
The Surgery Center of Ocala	Ocala	4	2	51	%(1)
Blue Springs Surgery Center	Orange City	3	2	29	%(1)
Georgia
Premier Surgery Center	Brunswick	3	—	58	%(1)
The Surgery Center	Columbus	4	2	63	%(1)
Hawaii
Honolulu Spine Center	Honolulu	2	—	50	%(1)
Illinois
Valley Ambulatory Surgery Center	St. Charles	6	1	40	%(1)
Indiana
Vincennes Surgery Center	Vincennes	3	1	52	%(1)
New Albany Outpatient Surgery	New Albany	3	1	79	%(1)
Kansas
Cypress Surgery Center	Wichita	6	5	54	%(1)
Kentucky
DuPont Surgery Center	Louisville	5	—	63	%(1)
Louisiana
Greater New Orleans Surgery Center	Metairie	2	—	30	%(1)
Physicians Medical Center(2)	Houma	5	3	53	%(1)
			30 hospital rooms
St. Luke’s Surgery Center	Hammond	4	2	73	%(1)
Massachusetts
Worcester Surgery Center	Worcester	4	1	58	%(1)
Worcester ENT	Worcester	1	—	51	%(1)
Michigan
Novi Surgery Center	Novi	4	3	14%
Missouri
Central Missouri Medical Park Surgical Center	Jefferson City	4	2	40	%(1)
Timberlake Surgery Center	Chesterfield	4	1	56	%(1)
St. Louis Spine and Orthopedic	Chesterfield	3	1	13%

Surgical Facility	City	Number of Operating Rooms	Number of Treatment Rooms	Symbion Percentage Ownership
Mississippi
DeSoto Surgery Center	DeSoto	2	1	—	(3)
Physicians Outpatient Center	Oxford	4	2	—	(3)
New York
South Shore Ambulatory Surgery Center	Lynbrook	4	1	65	%(4)(1)
North Carolina
Orthopaedic Surgery Center of Asheville	Asheville	3	—	56	%(1)
Wilmington SurgCare	Wilmington	7	3	75	%(1)
Ohio
Physicians Ambulatory Surgery Center	Circleville	2	—	56	%(1)
Valley Surgical Center	Steubenville	3	1	56	%(1)
Oklahoma
Lakeside Women’s Hospital(2)	Oklahoma City	3	3	43%
			23 hospital rooms
Oregon
Gresham Station Surgery Center	Gresham	5	1	29%
Pennsylvania
Village SurgiCenter	Erie	5	1	72	%(1)
Surgery Center of Pennsylvania	Havertown	5	1	49	%(1)
Rhode Island
Bayside Endoscopy Center	Providence	—	6	75	%(1)
East Greenwich Endoscopy Center	East Greenwich	4	2	45	%(1)
East Bay Endoscopy Center	Portsmouth	1	—	75	%(1)
South Carolina
The Center for Specialty Surgery	Greenville	2	—	78	%(1)
Tennessee
Baptist Germantown Surgery Center	Memphis	6	1	—	(3)
Cool Springs Surgery Center	Franklin	5	1	36%
East Memphis Surgery Center	Memphis	6	2	—	(3)
Midtown Surgery Center	Memphis	4	—	—	(3)
Southwind GI	Memphis	2	—	100	%(1)
Union City Surgery Center	Union City	3	1	—	(3)
UroCenter	Memphis	3	—	—	(3)
Premier Orthopaedic Surgery Center	Nashville	2	—	20%
Renaissance Surgery Center	Bristol	2	1	37	%(1)
Texas
Surgical Hospital of Austin(2)	Austin	6	1	47	%(1)
			26 hospital rooms
Central Park Surgery Center	Austin	6	1	44	%(1)
Clear Fork Surgery Center	Fort Worth	4	1	34	%(1)
Village Specialty Surgical Center	San Antonio	4	4	57	%(1)
NorthStar Surgical Center	Lubbock	6	3	45	%(1)
Surgery Center of Duncanville	Duncanville	4	1	37	%(1)
Texarkana Surgery Center	Texarkana	4	3	62	%(1)
Washington
Bellingham Surgery Center	Bellingham	4	—	85	%(1)
Microsurgical Spine Center	Puyallup	1	1	50	%(1)

(1)          We consolidate this surgical facility for financial reporting purposes.

(2)          This surgical facility is licensed as a hospital.

(3)          We manage this surgical facility, but do not have ownership in the facility.

(4)          Due to regulatory restrictions in the State of New York, we cannot directly hold ownership in the surgical facility.  We hold 65% ownership in the limited liability company which provides administrative services to this surgical facility and consolidate the facility for financial reporting purposes.  Additionally, we manage this facility.

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

The strategic relationships through which we own and operate surgical facilities are governed by partnership and operating agreements that are generally comparable to the partnership and operating agreements of the other surgical facilities in which we own an interest.  The primary difference between the structure of these strategic relationships and the other surgical facilities in which we hold ownership is that, in these strategic relationships, a health care system holds ownership in the surgical facility, in addition to physician investors.  For a general description of the terms of our partnership and operating agreements, see “—Operations—Surgical Facility Ownership Structure.” In each of these strategic relationships, we also have entered into a management agreement under which we provide day-to-day management services for a management fee equal to 4% to 6% of the revenues of the surgical facility.  The terms of those management agreements are comparable to the terms of our management agreements with other surgical facilities in which we own an interest.

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

Acquisition and Development of Surgical Facilities

During 2009, our significant acquisitions were as follows:

•                  Acquired incremental ownership in our Westlake Village, California facility.

•                  Acquired ownership in a surgical hospital in Austin, Texas which we consolidate for financial reporting purposes.

•                  Acquired ownership in a surgical facility located in Gresham, Oregon which we account for under the equity method.

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

We believe there are numerous acquisition opportunities that would pass our general screening criteria.  We carefully evaluate each of our acquisition opportunities through an extensive due diligence process to determine which facilities have the greatest potential for growth and profitability improvements under our operating structure.  In many cases, the acquisition team identifies specific opportunities to enhance a facility’s productivity post-acquisition.  For example, we may renovate or construct additional operating or treatment rooms in existing facilities to meet anticipated demand for procedures based on an analysis of local market characteristics.  Our team may also identify opportunities to attract additional physicians to increase the acquired facility’s revenues and profitability.  We have acquired 51 surgical facilities since January 1999 and anticipate acquiring about one to three surgical facilities annually during the next two to three years.

Development Program

We develop surgical facilities in markets in which we identify substantial interest by physicians and payors.  We have experience in developing both single and multi-specialty surgical facilities.  When we develop a new surgical facility, we generally provide all of the services necessary to complete the project.  We offer in-house capabilities for structuring partnerships and financing facilities and work with architects and construction firms in the design and development of surgical facilities.  Before and during the development phase of a new surgical facility, we analyze the competitive environment in the local market, review market data to identify appropriate services to provide, prepare and analyze financial forecasts, evaluate regulatory and licensing issues and assist in designing the surgical facility and identifying appropriate equipment to purchase or lease.  After the surgical facility is developed, we generally provide startup operational support, including information systems, equipment procurement and financing.  We have developed 24 surgical facilities since January 1999 and anticipate acquiring about one to three surgical facilities annually during the next two to three years.

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

Other Services

Although our business is primarily focused on owning and operating surgical facilities, we also provide other services that complement our core surgical facility business.  Throughout 2009, we managed two physician practices in Memphis and Johnson City, Tennessee.  Each of these physician practices has entered into an agreement with us, which provides, among other things, that we will provide billing, financial services and other business management services in exchange for a management fee.  Our agreement with the physician practice in Johnson City, Tennessee expired January 1, 2010.

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

We have developed proprietary measurement tools to track key operating statistics at each of our surgical facilities by integrating data from our local operating systems and our financial reporting systems.  Management uses these tools to measure operating results against target thresholds and to identify, monitor and adjust areas such as specialty mix, staffing, operating costs, employee expenses and accounts receivable management.  Our corporate and facility-level management teams are compensated in part using performance-based incentives focused on revenue growth and improving operating income.

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

Competition

In each market in which we operate a surgical facility, we compete with hospitals and operators of other surgical facilities to attract physicians and patients.  We believe that the competitive factors that affect our surgical facilities’ ability to compete for physicians are convenience of location of the surgical facilities, access to capital and participation in managed care programs.  In addition, we believe the national prominence, scale and reputation of our company are instrumental in attracting physicians.  We believe that our surgical facilities attract patients based upon our quality of care, the specialties and reputations of the physicians who operate in our surgical facilities, participation in managed care programs, ease of access and convenient scheduling and registration procedures.

In developing or acquiring existing surgical facilities, we compete with other public and private surgical facility and hospital companies.  Several large national companies own and/or manage surgical facilities, including HCA Inc., Surgical Care Affiliates, Inc., AmSurg Corp. and United Surgical Partners International, Inc.  We also face competition from local hospitals, physician groups and other providers who may compete with us in the ownership and operation of surgical facilities, as well as the recent trend of physicians choosing to perform procedures in an office-based setting rather than in a surgical facility.

Employees

At December 31, 2009, we had approximately 3,100 employees, of which about 1,900 were full-time employees.  None of our employees are represented by a collective bargaining agreement.  We believe that we have a good relationship with our employees.

Environmental

We are subject to various federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including those governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace.  Our operations include the use, generation and disposal of hazardous materials.  We may, in the future, incur liability under environmental statutes and regulations with respect to contamination of sites we own or operate (including contamination caused by prior owners or operators of such sites, adjoining properties or other persons) and the off-site disposal of hazardous substances.  We believe that we have been and are in substantial compliance with the terms of all applicable environmental laws and regulations and that we have no liabilities under environmental requirements that we would expect to have a material adverse effect on our business, results of operations or financial condition.

Insurance

We maintain liability insurance in amounts that we believe are appropriate for our operations.  Currently, we maintain professional and general liability insurance that provides coverage on a claims-made basis of $1.0 million per occurrence and $3.0 million in annual aggregate coverage per surgical facility, including the facility and employed staff.  We also maintain business interruption insurance and property damage insurance, as well as an additional umbrella liability insurance policy in the aggregate amount of $20.0 million.  Coverage under certain of these policies is contingent upon the policy being in effect when a claim is made regardless of when the events which caused the claim occurred.  The cost and availability of such coverage has varied widely in recent years.  In addition, physicians who provide professional services in our surgical facilities are required to maintain separate malpractice coverage with similar minimum coverage limits.  While we believe that our insurance policies are adequate in amount and coverage for our anticipated operations, we cannot assure you that the insurance coverage is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

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

Health Care Reform

Health care reform has become the subject of much national attention and debate.  The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law by President Obama on March 23, 2010 and March 30, 2010, respectively, dramatically altering the U.S. health care system.  The Acts are intended to provide coverage and access to substantially all Americans, to increase the quality of care provided, and to reduce the rate of growth in healthcare expenditures.  The changes include, among other things, reducing payments to Medicare Advantage plans, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, reducing Medicare and Medicaid payments, including disproportionate share payments, expanding Medicare and Medicaid eligibility, and expanding access to health insurance.  As part of the effort to control or reduce health care spending, the Acts will place a number of significant requirements and limitations on the Stark Law exception that allows physicians to have ownership interests in hospitals (the “Whole Hospital Exception”).  Among other things, the Acts prohibit hospitals from increasing the percentages of the total value of the ownership interests held in the hospital by physicians after March 23, 2010, as well as place severe restrictions on the ability of a hospital subject to the Whole Hospital Exception to add operating rooms, procedure rooms and beds.  The Acts could have an adverse effect on our financial condition and results of operations.

Medicare—Ambulatory Surgery Centers

Payments under the Medicare program to ambulatory surgery centers are made under a system whereby the Secretary of the Department of Health and Human Services (the “Secretary”) determines payment amounts prospectively for various categories of medical services performed in ambulatory surgery centers, subject to an inflation adjustment.  The payments are not based on a center’s costs or reasonable charges.  The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state.  About 21% and 23% of our patient service revenues during 2008 and 2009, respectively, were attributable to Medicare and Medicaid payments.

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

A July 16, 2007 final rule implemented changes to the ambulatory surgery center payment system that were required under the MMA.  Effective January 1, 2008, ambulatory surgery center payment rates are now based on the ambulatory payment classifications (“APCs”) that are used to categorize procedures under the hospital outpatient prospective payment system.  Under the final rule, the ambulatory surgery center payment rate conversion factor will be updated by the rate of increase in the consumer price index for urban consumers beginning in 2010.

On October 30, 2009, CMS issued a final rule to update the Medicare program’s payment policies and rates for ASCs for 2010.  Among other things, the rule increases the ASC payment rate by 1.2%.  As a result of the change, ASC payment rates will be approximately 58% of the applicable hospital outpatient department rate.  The rule also adds 26 surgical procedures to the list of procedures for which Medicare will pay when performed in an ASC setting and six procedures to the list of procedures that are subject to the lesser of the non-facility practice expense payment or the ASC payment rate cap for the calendar year 2010.

While difficult to predict, the ultimate impact of the changes in reimbursement on our centers’ performance will depend upon a number of different factors, including, but not limited to, (i) the annual payment rates, which are subject to annual recalculation, and (ii) each center’s case mix and ability to realize increased volume as the list of approved ambulatory surgery center procedures is expanded.  If the annual payment recalculations result in a further decrease in ambulatory surgery center payment rates for procedures performed in our centers, our revenues and profitability could be materially adversely affected.  In addition, legislation has and likely will continue to be introduced in Congress to further adjust the ambulatory surgery center payment system and refine Medicare’s reimbursement policies.  We cannot predict the potential scope and impact of any future legislative or regulatory changes.

Medicare—Hospital Inpatient Services

Four of our surgical facilities are licensed as hospitals.  The Medicare program pays hospitals on a prospective payment system for acute inpatient services.  Under this prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on each patient’s final assigned diagnosis related group (“DRG”).  These payments do not consider a specific hospital’s costs, but are national rates adjusted for area wage differentials and case-mix index.  For several years, the percentage increases to the prospective payment rates generally have been lower than the percentage increases in the costs of goods and services for hospitals.  On August 2, 2007, CMS issued a final rule that, beginning in fiscal year 2008, replaced the hospital Inpatient Prospective Payment System’s (“IPPS’s”) existing 538 DRGs with 745 Medicare Severity DRGs that were intended to better recognize each patient’s severity of illness.  The new Medicare Severity DRGs are expected to increase payments to hospitals that treat more severely ill and costlier patients and decrease payments to hospitals that generally treat less severely ill persons.  On July 31, 2008, CMS released the final 2009 IPPS rule.  In addition to providing for a 3.6% increase in reimbursement rates, the final rule revised the requirements relating to disclosure to patients of physician ownership and investment interests in hospitals and contained other revisions to the physician self-referral requirements with which the hospitals must comply.

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

Medicare-Hospital Outpatient Services

Most outpatient services provided by hospitals are reimbursed by Medicare under the outpatient prospective payment system (“OPPS”).  Under the OPPS, hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”).  CMS establishes a payment rate for each APC, and, depending on the services provided, a hospital may be paid for more than one APC for each patient encounter.  On October 30, 2009, CMS issued a final rule to update payment rates and policies for calendar year 2010.  In addition to adding additional procedures pursuant to the rule, hospital outpatient department payments would receive a market basket increase of 2.1%.  CMS will reduce the update by 2.0% for hospitals that did not participate in quality data reporting for outpatient services or did not report the quality data successfully, resulting in a 0.1% update for those hospitals.  When combined with other adjustments, CMS projects that overall payments to hospitals under the OPPS in 2010 will increase by 1.9%.

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

Some of our payments come from third-party payors with which our surgical facilities do not have written contracts.  In those situations, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had our center had a contract with the third-party payor.  We also submit a claim for the services to the third-party payor along with full disclosure that our surgical facility has charged the patient an in-network patient responsibility amount.  Historically, those third-party payors who do not have contracts with our surgical facilities have typically paid our claims at higher than comparable contracted rates.  However, there is a growing trend for third-party payors to adopt out-of-network fee schedules that are more comparable to our contracted rates, or to take other steps to discourage their enrollees from seeking treatment at out-of-network surgical facilities.  In these cases, we seek to enter into contracts with such payors.  Typically, we have seen a decrease in revenues per case and an increase in volume of cases in those instances, resulting in an overall decrease in revenues to the surgical facility where we transition from out-of-network to in-network billing.  We can provide no assurance that we will see a sufficient increase in volume of cases to compensate for the decrease in per case revenues where we transition from out-of-network to in-network billing.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Executive Overview — Operating Trends.”

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

Governmental Regulation

General

The health care industry is highly regulated, and we cannot provide any assurance that the regulatory environment in which we operate will not significantly change in the future or that we will be able to successfully address any such changes.  In addition to extensive, existing government health care regulation, there continue to be numerous and potentially far-reaching initiatives on the federal and state levels affecting the payment for and availability of health care services.  Some of the reform initiatives proposed, such as further reductions in Medicare and Medicaid payments and additional prohibitions on physician ownership of facilities to which they refer patients, could, if adopted, adversely affect us and our business.

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

Our health care facilities are also subject to state licensing requirements for medical providers.  Our surgical facilities have licenses to operate as ambulatory surgery centers in the states in which they operate, except for (i) one surgical facility in Colorado, one surgical facility in Louisiana, one surgical facility in Oklahoma and one surgical facility in Texas that are licensed as hospitals, and (ii) one surgical facility in the State of Washington where such state does not issue licenses for ambulatory surgery centers.  Our surgical facilities that are licensed as ambulatory surgery centers must meet all applicable requirements for ambulatory surgery centers.  In addition, even though our surgical facilities that are licensed as hospitals primarily provide surgical services, they must meet all applicable requirements for general hospital licensure.  To assure continued compliance with these regulations, governmental and other authorities periodically inspect our surgical facilities.  The failure to comply with these regulations could result in the suspension or revocation of a facility’s license.  In addition, based on the specific operations of our surgical facilities, some of these facilities maintain a pharmacy license, a controlled substance registration, a clinical laboratory certification waiver, and environmental protection permits for biohazards and/or radioactive materials, as required by applicable law.

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

To participate in the Medicare program and receive Medicare payment, our surgical facilities must comply with regulations promulgated by the U.S. Department of Health and Human Services, or HHS.  Among other things, these regulations, known as “conditions of coverage” or “conditions of participation,” impose numerous requirements on our facilities, their equipment, their personnel and their standards of medical care, as well as compliance with all applicable state and local laws and regulations.  On April 26, 2007, CMS issued a policy memorandum that reaffirmed its prior interpretation of its conditions of participation that all hospitals (other than Critical Access Hospitals) participating in the Medicare program are required to provide basic emergency care interventions regardless of whether or not the hospital maintains an emergency department.  Our four facilities licensed as hospitals are required to meet this requirement to maintain their participating provider status in the Medicare program.  One of our hospitals, which does not have an emergency room, maintains a protocol for the transfer of patients requiring emergency treatment, which protocol may be interpreted as inconsistent with a recent CMS policy memorandum.  Our surgical facilities must also satisfy the conditions of participation to be eligible to participate in the various state Medicaid programs.  The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, we may have to make changes from time to time in our facilities, equipment, personnel or services.  Although we intend to continue to participate in these reimbursement programs, we cannot assure you that our surgical facilities will continue to qualify for participation.

In order to develop its strategic plan required by the Deficit Reduction Act (“DRA”), in its report to Congress on August 8, 2006, CMS disclosed that it planned to require specialty hospitals to provide certain information to CMS on a periodic basis concerning physician investment interests and to require all hospitals to disclose their compensation arrangements with physicians.  In connection with this strategic plan, CMS designed a form entitled “Disclosure of Financial Relationships Report (DFRR).”  CMS initially proposed requiring 500 hospitals to report on the DFRR.  On April 10, 2008, CMS withdrew its request for Office of Management and Budget approval of the DFRR after industry representatives asserted that CMS had severely underestimated the time it would take for a hospital to complete the form.  In the Final 2009 IPPS Rule, CMS announced that it is proceeding with its proposal to send the DFRR to 500 hospitals, which number subsequently was reduced to 400 pursuant to the Paperwork Reduction Act.  As currently proposed, hospitals will have 60 days to respond to the DFRR and will be subject to penalties for late submissions.  If CMS implements the DFRR, we intend for our four surgical facilities that are licensed as hospitals to comply with the DFRR requests to the extent they receive any such requests.

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

MMA required the Secretary of HHS to establish a Technical Advisory Group (“TAG”) to advise the Secretary on issues related to Emergency Medical Treatment and Labor Act (“EMTALA”) regulations and implementation of EMTALA.  In the Final 2009 IPPS Rule, CMS noted that the TAG submitted 55 recommendations to the Secretary, certain of which have been adopted and others of which are still under study.  Several of the recommendations concern how a hospital will satisfy its on-call list obligations.  The TAG recommended that each hospital and its medical staff have an annual plan to address on-call coverage.  Recognizing that certain hospitals have difficulty attracting on-call coverage, especially for specialties where a physician is on more than one medical staff, the TAG recommended that hospitals be permitted to participate in “community call,” which allows all the hospitals in a community to be covered by one on-call physician in a specialty.  In the Final 2009 IPPS Rule, CMS outlined the requirements for community call.  A hospital participating in community call is still required to provide an initial screening.

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

In addition, although we expect each physician-investor to utilize the ambulatory surgery center as an extension of his or her practice, we cannot assure you that all physician-investors will derive at least one-third of their medical practice income from performing Medicare-covered ambulatory surgery center procedures, perform one-third of their procedures at the ambulatory surgery center or inform their referred patients of their investment interests.  Interests in our ambulatory surgery center joint ventures are purchased at fair market value.  Investors who purchase at a later time generally pay more for a given percentage interest than founding investors.  The result is that while all investors are paid distributions in accordance with their ownership interests, for ambulatory surgery centers where there are later purchases we cannot meet the safe harbor requirement that return on investment is directly proportional to the amount of capital investment.  Nonetheless, we believe our fair market value purchase requirements and distribution policies comply with the Anti-Kickback Statute.  In Advisory Opinion No 01-21 (November 16, 2001), the OIG approved an arrangement where a hospital made a later fair market value purchase of interests in an ambulatory surgery center where some of the existing physicians had purchased at a later time for a higher per unit investment.  In Advisory Opinion No. 07-05 (June 12, 2007), however, the OIG refused to provide protection to a proposed sale of certain interests owned by certain founding physician investors to a would-be hospital investor.  The OIG raised three concerns: (1) the hospital was purchasing its interests from physician investors, thus the ambulatory surgery center would not receive an infusion of capital, rather the physicians would realize gain on their investment, (2) the hospital was purchasing from only certain of the investor physicians raising the possibility that the hospital’s purchase was to reward or influence the selling physicians’ referrals to the surgery center or the hospital, and (3) for each investor, return on investment would not be directly proportional to the amount of capital invested.  The OIG admitted that none of the factors alone or together necessarily indicates an Anti-Kickback Statute violation.  Given the results in Advisory Opinion No. 01-21 and that negative OIG Advisory Opinions are unusual, it appears to us that the OIG’s conclusions as stated in Advisory Opinion No. 07-05 may be limited to the facts of the arrangement in the Advisory Opinion request.

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

In OIG Advisory Opinion No. 09-09 (July 29, 2009), the OIG concluded that an arrangement involving an ASC joint venture between a hospital and physicians involving the combination of their two ASCs into a single, larger ASC presented minimal risk of fraud or abuse, despite the fact that it did not fit within any applicable anti-kickback safe harbors.  In the proposed arrangement, the physicians would not invest in the joint venture directly, but rather indirectly through the physician entity that was a party to the joint venture.  In the past, the OIG has expressed concern that intermediate investment entities “could be used to redirect revenues to reward referrals.”  The OIG determined, however, that the use of a “pass-through” entity in this case did not substantially increase the risk of fraud and abuse based on several safeguards the hospital and physicians had implemented.  Additionally, the OIG stated that fair market value should be determined based only on the tangible assets of each ASC since the physician investors are referral sources for the ASC.  The OIG stated that a cash flow-based valuation of the business contributed by the physician investors potentially would include the value of the physician investors’ referrals over the time that their ASC was in existence prior to the merger with the hospital’s ASC.  The OIG went on to note that a valuation involving intangible assets would not necessarily result in a violation of the Anti-Kickback Statute, but would require a review of all the facts and circumstances.  It is not clear whether the OIG is concerned about using a cash flow-based valuation in most healthcare transactions involving referral sources, or just transactions, like this one, where the parties’ contributions would be valued differently for contributing the same assets if only one party’s contribution is valued as a going concern based on cash flow.  Also, the OIG appears to be focused on historical cash flow rather than a projected, discounted cash flow, which is a commonly used valuation methodology.  What is clear is that for the first time, the OIG addressed valuation methodologies, which could lead to increased scrutiny of all transactions involving physicians.

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

Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of our arrangements.  Law enforcement authorities, including the OIG, the courts and Congress, are increasing their scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals or opportunities.  Investigators have also demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purposes of payments between healthcare providers and potential referral sources.

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

Four of our facilities are licensed as hospitals.  The Stark Law currently includes the Whole Hospital Exception, which applies to physician ownership of a hospital, provided such ownership is in the whole hospital and the physician is authorized to perform services at the hospital.  Physician investment in our facilities licensed as hospitals meet this requirement.  However, changes to the Whole Hospital Exception have been the subject of recent regulatory action and legislation.  See “Reimbursement — Health Care Reform.”  Changes in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act provide:

•      A prohibition on hospitals from having any physician ownership unless the hospital already had physician ownership and a Medicare provider agreement in effect as of  August 1, 2010, with a proposed change to December 31, 2010 pending in the reconciliation bill;

•      A limitation on the percentage of total physician ownership or investment interests in the hospital or entity whose assets include the hospital to the percentage of physician ownership or investment as of March 23, 2010;

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

•      A requirement that any hospital that does not have 24/7 physician coverage inform patients of this fact and receive signed acknowledgement from the patients of the disclosure; and

•      A prohibition on “grandfathered” status for any physician owned hospital that converted from an ambulatory surgery center to a hospital on or after March 23, 2010.

We cannot predict whether other proposed amendments to the Whole Hospital Exception will be included in any future legislation or if Congress will adopt any similar provisions that would prohibit or otherwise restrict physicians from holding ownership interests in hospitals.  The Acts could have an adverse effect on our financial condition  and results of operations.

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

Health Information Practices

Privacy and Security Requirements

We are subject to HIPAA and the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was enacted as part of the American Recovery and Reinvestment Act of 2009.  The HITECH Act strengthened the requirements and significantly increased the penalties for violations of the HIPAA privacy and security regulations.  In addition, a new breach notification requirement was established requiring reporting of certain unauthorized access, acquisition, or disclosure of unsecured protected health information that poses significant risk of financial, reputational or other harm to a patient.  On August 24, 2009, the Secretary of HHS issued regulations implementing certain of the requirements of the HITECH Act.  Although these regulations were effective September 23, 2009, HHS announced the imposition of penalties pursuant to these regulations would be delayed until February 2010.  We cannot quantify the financial impact of compliance with these new regulations, but could incur expenses associated with such compliance.

There are currently several laws at the state and federal levels addressing the privacy and security of patient health and other identifiable information.  The privacy regulations of HIPAA apply to all health plans, all health care clearinghouses and health care providers that transmit health information in an electronic form in connection with HIPAA standard transactions.  Our facilities are subject to the privacy regulations of HIPAA. The privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally.  These standards impose extensive administrative requirements on us.  These standards require our compliance with rules governing the use and disclosure of this health information.  They create rights for patients in their health information, such as the right to amend their health information, and they require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf.  In addition, our surgical facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA.  These state laws vary by state and could impose additional penalties.

In addition, we also are subject to the security regulations of HIPAA designed to protect the confidentiality, availability and integrity of health information by health plans, health care clearinghouses and health care providers that receive, store, maintain or transmit health and related financial information in electronic form.  These security standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information.  The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure.  Although the security standards do not reference or advocate a specific technology, and covered health care providers, plans and clearinghouses have the flexibility to choose their own technical solutions, the security standards have required us to implement significant new systems, business procedures and training programs.  We believe that we are in material compliance with the privacy and security requirements of HIPAA.

The HITECH Act also creates a federal breach notification law to mirror protections that many states have passed in recent years.  This law requires us to notify patients of any unauthorized access, acquisition, or disclosure of their unsecured protected health information that poses significant risk of financial, reputational or other harm to a patient.  This law specifies how protected health information must be secured and acceptable methods of notice and information that must appear in the notification to the patient.  All such breaches must be reported to the Secretary of HHS.  If a breach affects 500 patients or more, it must immediately be reported to the Secretary of HHS, who, in turn, will post the name of the provider on its public website.  Finally, the law requires that breaches affecting 500 patients or more who reside in the same area be reported to local media.  On August 2009, the Secretary of HHS issued interim final regulations with request for comment which clarify several aspects of this law.

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties.  The HITECH Act strengthened the requirements of the HIPAA privacy and security regulations and significantly increased the penalties for violations by introducing a tiered penalty system, with penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement.  Under the HITECH Act, HHS is required to conduct periodic compliance audits of covered entities and their business associates.  The HITECH Act also extends the application of certain provisions of the security and privacy regulations to business associates and subjects business associates to civil and criminal penalties for violation of the regulations.  The Secretary of HHS has issued an interim final rule conforming HIPAA’s enforcement regulations to the HITECH Act’s statutory revisions.  This interim final rule also sets forth guidance on, among other things, how the tiered penalty structure will reflect increasing levels of culpability and provides a prohibition on the imposition of penalties for any violation that is corrected within a 30-day time period, as long as the violation was not due to willful neglect.  This interim final rule became effective on November 30, 2009.

In addition, the HITECH Act authorizes State Attorneys General to bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations or the new data breach law that affects the privacy of their state residents.  In January 2010, Connecticut’s Attorney General filed suit against Health Net of Connecticut, Inc. for failing to secure member information and for failure to notify members of a data breach in a timely fashion.  We expect vigorous enforcement of the HITECH Act’s requirements by HHS and State Attorneys General.

Our facilities remain subject to any state laws that relate to privacy or the reporting of data breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the HITECH Act.  For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving certain personal information, such as social security numbers, dates of birth and credit card information.

In addition, the Federal Trade Commission (“FTC”) issued a final rule, known as the Red Flags Rule, in October 2007 requiring financial institutions and businesses which maintain accounts that permit multiple payments for primarily individual purposes, which may include ASCs and other healthcare providers, to implement written identity theft prevention programs.  These identity theft programs must be designed to detect, prevent, and mitigate identity theft in connection with these accounts.  At the request of members of Congress, the FTC is delaying enforcement of the Red Flags Rule until June 1, 2010.  The FTC may seek penalties for violating the Red Flags Rules of up to $3,500 per violation, for certain violations.  Additionally, states may enforce the action on behalf of their citizens either through seeking direct damages or up to $1,000 per independent violation, plus recovering attorney’s fees from the violator.  Finally, individuals may file civil suits, in which they may seek actual damages, plus recovering attorney’s fees from the violator, for negligent violations.  Individuals may seek actual damages of up to $1,000, plus punitive damages and attorney’s fees from the violator, for willful noncompliance.

Compliance with these standards requires significant commitment and action by us.  We have appointed members of our management team to direct our compliance with these standards.  We have also appointed a privacy officer, prepared privacy policies, trained our workforce on these policies and entered into business associate agreements with the appropriate vendors.  Continued compliance with these regulations will require us to continue these activities on an ongoing basis and may require us to make additional expenditures in the future.

HIPAA Administrative Simplification Requirements.

The HIPAA transaction regulations were issued to encourage electronic commerce in the health care industry.  These regulations include standards that healthcare providers must follow when electronically transmitting certain healthcare transactions, such as healthcare claims.  We believe that we are in compliance with these regulations.

In January 2009, CMS published a final rule adopting modifications to the International Classification of Diseases (“ICD”), 10th Revision, or ICD-10, code sets for certain diagnoses and inpatient hospital procedures, as well as related changes to certain formats for electronic transactions.  While use of these updated code sets will not be mandatory until October 1, 2013, preparation for compliance with these standards may require significant administrative changes to our payment systems and procedures.  We do not believe costs of compliance with these administrative simplification requirements will have a material adverse effect on our business, financial position or results of operations.

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

Recovery Audit Contractors

CMS has expanded the pilot recovery audit contractor (“RAC”) program to a permanent nationwide program.  RACs are private contractors contracting with CMS to identify overpayment and underpayments for services through post-payment reviews of Medicare providers and suppliers.  We cannot quantify the financial impact of potential RAC audits, but could incur expenses associated with responding to and challenging any audit, as well as costs of repayment of alleged overpayments.

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

We incurred a significant amount of indebtedness in connection with the Merger.  As of December 31, 2009, we had (a) total indebtedness of approximately $465.2 million and (b) approximately $100.0 million of revolving credit borrowings available under our senior secured credit facility, subject to customary conditions.  In addition, subject to the restrictions in our senior secured credit facility and the indenture governing our 11.00%/11.75% Senior PIK toggle notes due 2015 (the “Toggle Notes”), we may incur significant additional indebtedness, which may be secured, from time to time.

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

We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth and operating improvements will be realized or that future borrowings will be available to us under our senior secured credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.  We expect we will need to incur additional debt to fund development activities.  In 2008 and 2009, in order to preserve cash to fund potential buy-ups, developments and acquisitions, we elected to pay interest on our bridge loan and the Toggle Notes in kind.  We may also choose to do so in the future with respect to the Toggle Notes.  If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional equity capital.  We cannot assure you that we will be able to accomplish those actions on satisfactory terms, if at all.

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

In addition, our senior secured credit facility contains other and more restrictive covenants, including requiring us to maintain specified financial ratios when we have outstanding revolver balances and to satisfy other financial condition tests.  Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet those tests.  A breach of any of these covenants could result in a default under our senior secured credit facility and/or the indenture governing our Toggle Notes.  Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit.  If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness.  We have pledged substantially all of our assets, other than assets of our non-guarantor subsidiaries, as security under our senior secured credit facility.  If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our senior secured credit facility and our other indebtedness, including the Toggle Notes.

The current state of the economy and future economic conditions may adversely impact our business.

The United States economy continues to experience difficult conditions.  Burdened by economic constraints, patients may delay or cancel non-emergency surgical procedures.  It is difficult to predict the degree to which our business will be impacted by such conditions or the course of the economy in the coming year.

We depend on payments from third-party payors, including government health care programs and managed care organizations.  If these payments are reduced or eliminated, our revenues and profitability could be adversely affected.

We are dependent upon private and governmental third-party sources of payment for the services provided to patients in our surgical facilities and the physician networks we manage.  The amounts that our surgical facilities and physician networks receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors, Congressional changes and refinements to the Medicare ambulatory surgery center payment system and CMS refinements to Medicare’s reimbursement policies.  See Item 1. “Business — Reimbursement.”

If we are unable to negotiate contracts or maintain satisfactory relationships with private third-party payors, our revenues and operating income will decrease.

Payments from private third-party payors (including state workers’ compensation programs) represented about 78% and 77% of our patient service revenues for the years ended December 31, 2008 and 2009, respectively.  Most of these payments came from third-party payors with which our centers have contracts.  Managed care companies such as HMOs and PPOs, which offer prepaid and discounted medical service packages, represent a growing segment of private third-party payors.  If we fail to enter into favorable contracts and to maintain satisfactory relationships with managed care organizations, our revenues may decrease.  Cost containment measures, such as fixed fee schedules, capitation payment arrangements, reductions in reimbursement schedules by third-party payors and closed provider networks, could also cause a reduction of our revenues in the future.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Operating Trends.”

Some of our payments from third-party payors in the past year came from third-party payors with which our surgical facilities did not have a contract.  In those cases, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had our center had a contract with the payor.  We also submit a claim for the services to the payor along with full disclosure that our surgical facility has charged the patient an in-network patient responsibility amount.  Historically, those third-party payors who do not have contracts with our surgical facilities typically have paid our claims at higher than comparable contracted rates.  However, there is a growing trend for third-party payors to adopt out-of-network fee schedules that are more comparable to our contracted rates or to take other steps to discourage their enrollees from seeking treatment at out-of-network surgical facilities.  In these cases, we seek to enter into contracts with the payors.  In certain situations, we have seen an increase in the volume of cases in those instances where we transition from out-of-network to in-network billing, although we may experience an overall decrease in revenues to the surgical facility.  We can provide no assurance that we will see a sufficient increase in volume of cases to compensate for the decrease in per case revenues where we transition from out-of-network to in-network billing.

Payments from workers’ compensation payors represented approximately 12% and 10% of our patient service revenues for the years ended December 31, 2008 and 2009, respectively.  Several states have recently considered or implemented workers’ compensation provider fee schedules.  In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services.  If the trend of states adopting lower workers’ compensation fee schedules continues, it could have a material adverse effect on our surgical facilities’ financial condition and results of operations.

Our growth strategy depends in part on our ability to acquire and develop additional surgical facilities on favorable terms.  If we are unable to do so, our future growth could be limited and our operating results could be adversely affected.

Our strategy is to increase our revenues and earnings by continuing to focus on existing surgical facilities and continuing to acquire and develop additional surgical facilities.  Between January 1999 and December 31, 2009, we acquired 51 surgical facilities and developed 24 surgical facilities, including 16 surgical facilities that we subsequently divested.  We may be unable to identify suitable acquisition and development opportunities and to negotiate and complete acquisitions and new projects on favorable terms.  In addition, our acquisition and development program requires substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities.  As a result, we may take actions that could have a materially adverse effect on our financial condition and results of operations, including incurring substantial debt.  Sufficient financing may not be available to us on satisfactory terms, if at all.

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

In addition, we may acquire surgical facilities with unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations.  Although we maintain professional and general liability insurance, we do not maintain insurance specifically covering any unknown or contingent liabilities that may have occurred prior to the acquisition of companies and surgical facilities.  In some cases, our right to indemnification for these liabilities may be subject to negotiated limits.

In developing new surgical facilities, we may be unable to attract physicians to use our facilities or contract with third-party payors.  In addition, our newly developed surgical facilities typically incur net losses during the initial periods of operation and, unless and until their case loads grow, they generally experience lower total revenues and operating margins than established surgical facilities.  Integrating a new surgical facility could be expensive and time consuming and could disrupt our ongoing business and distract our management and other key personnel.  If we are unable to timely and efficiently integrate an acquired or newly developed facility, our business could suffer.

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

Our business depends upon the efforts and success of the physicians who provide medical services at our surgical facilities and the strength of our relationships with these physicians.  These physicians are not employees of our surgical facilities and are not contractually required to use our facilities.  We generally do not enter into contracts with physicians who use our surgical facilities, other than partnership and operating agreements with physicians who own interests in our surgical facilities, provider agreements with anesthesiology groups that provide anesthesiology services in our surgical facilities, medical director agreements and pain clinic agreements.  Physicians who use our surgical facilities also use other facilities or hospitals and may choose to perform procedures in an office-based setting that might otherwise be performed at our surgical facilities.  In recent years, pain management and gastrointestinal procedures have been performed increasingly in an office-based setting.  Although physicians who own interests in our surgical facilities are subject to agreements restricting ownership of competing facilities, these agreements may not restrict procedures performed in a physician office or in other unrelated facilities.  Also, these agreements restricting ownership of competing facilities are difficult to enforce, and we may be unsuccessful in preventing physicians who own interests in our surgical facilities from acquiring interests in competing facilities.

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

If we fail or have failed to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including becoming the subject of cease and desist orders, the loss of our licenses to operate and disqualification from Medicare, Medicaid and other government-sponsored health care programs.

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

As discussed in Item 1. “Business — Governmental Regulations,” regulations implement various “safe harbors” to the Anti-Kickback Statute.  Business arrangements that meet the requirements of the safe harbors are deemed to be in compliance with the Anti-Kickback Statute.  Business arrangements that do not meet the safe harbor requirements do not necessarily violate the Anti-Kickback Statute, but may be subject to scrutiny by the federal government to determine compliance.  However, the structure of the partnerships and limited liability companies operating our surgical facilities, as well as our business arrangements involving physician networks, do not satisfy all of the requirements of the safe harbor and, therefore, are not immune from government review or prosecution.

If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur a significant loss of reimbursement revenues.

The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a Medicare or Medicaid reimbursed referral for a “designated health service” to an entity if the physician or a member of the physician’s immediate family has a “financial relationship” with the entity.  The list of “designated health services” under the Stark Law does not include ambulatory surgery services, but it does include services such as clinical laboratory services, and certain imaging services that may be provided by an ambulatory surgery center.  Under the current Stark Law and related regulations, services provided at an ambulatory surgery center are not covered by the statute, even if those services include imaging, laboratory services or other Stark designated health services, provided that (i) the ambulatory surgery center does not bill for these services separately, or (ii) if the center is permitted to bill separately for these services, they are specifically exempted from Stark Law prohibitions.  These are generally radiology and other imaging services integral to performance of surgical procedures that meet certain requirements and certain outpatient prescription drugs.  Services provided at our facilities licensed as hospitals are covered by the Stark Law, but referrals for such services are exempt from the Stark Law under its “whole hospital exception.”  Certain services provided by our managed physician networks are covered by the Stark Law, but referrals for those services are exempt from the Stark Law under its “in-office ancillary services exception,” among others.

The Stark Law and similar state statutes are subject to different interpretations with respect to many important provisions.  Violations of these self-referral laws may result in substantial civil or criminal penalties, including treble damages for amounts improperly claimed, civil monetary penalties of up to $15,000 per prohibited service billed, up to $100,000 per prohibited circumvention scheme and exclusion from participation in the

Medicare and Medicaid and other federal and state health care programs.  Exclusion of our ambulatory surgery centers or hospitals from these programs through future judicial or agency interpretation of existing laws or additional legislative restrictions on physician ownership or investments in health care entities could result in a significant loss of reimbursement revenues.  We cannot provide assurances that CMS will not undertake other rulemaking to address additional revisions to the Stark Law regulations.  If future rules modify the provisions of the Stark Law regulations that are applicable to our business, our revenues and profitability could be materially adversely affected and could require us to modify our relationships with our physician and health care system partners.

Physician ownership of hospitals has been the subject of legislation, and future statutory and regulatory changes could limit or impair our ability to own and operate our hospitals.

Four of our owned surgical facilities are licensed as hospitals.  The Stark Law currently includes an exception relating to physician ownership of a hospital, provided that the physician’s ownership interest is in the whole hospital and the physician is authorized to perform services at the hospital (the “Whole Hospital Exception”).  Physician investment in our facilities licensed as hospitals meets this requirement.

For the past several years, the Whole Hospital Exception has been the subject of regulatory action and legislation, and was addressed in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 enacted into law on March 23, 2010 and March 30, 2010, respectively.  See Item 1. “Business — Governmental Regulations.”  The Acts could have an adverse effect on our financial condition and results of operations.   If future legislation prohibiting physician referrals to hospitals in which the physicians own an interest were enacted by Congress our financial condition and results of operations could be materially adversely affected.

We may be subject to actions for false and other improper claims.

As discussed in Item 1. “Business — Governmental Regulations,” federal and state government agencies, as well as private payors, have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of the cost reporting and billing practices of health care organizations and their quality of care and financial relationships with referral sources.  In addition, the Office of the Inspector General of the U.S. Department of Health and Human Services, or OIG, and the U.S. Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse.

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

We own and operate our surgical facilities through 21 limited partnerships and 38 limited liability companies.  Local physicians, physician groups and health systems also own an interest in all but one of these partnerships and limited liability companies.  In the partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership, even if we do not own all of the partnership interests.  For the majority of our surgical facilities, indebtedness at the partnership level is funded through intercompany loans that we provide.  Through most of these loans, which totaled approximately $41.2 million as of December 31, 2009, we have a secured interest in the partnership’s assets.  However, our financial condition and results of operations would be materially adversely affected if our surgical facilities are unable to repay these intercompany loans.

We also guarantee the debts and other obligations of many of the partnerships and limited liability companies in which we own an interest.  In some instances, the partnerships or limited liability companies in which we are a minority interest holder seek financing from a third-party and the physicians and/or physician groups guarantee their pro-rata share of the indebtedness to secure the financing.  As of December 31, 2009, we had approximately $2.2 million of off-balance sheet guarantees of non-consolidated third-party debt in connection with these surgical facilities.

Our senior secured credit facility and the indenture governing our senior notes allow us to borrow funds that we can lend to the partnerships and limited liability companies in which we own an interest.  Although most of our intercompany loans are secured by the assets of the partnership, the physicians and physician groups that own an interest in these partnerships and limited liability companies generally do not guarantee a pro rata amount of this debt or the other obligations of these partnerships and limited liability companies.

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

Our revenues are particularly sensitive to regulatory, economic and other conditions in the states of Texas and Florida.  As of December 31, 2009, we owned (with physician investors or healthcare systems) and operated seven surgical facilities in Texas and eight surgical facilities in Florida.  The surgical facilities in Texas represented about 17% of our patient service revenues during 2009 and 13% during 2008, and the surgical facilities in Florida represented about 12% of our patient service revenues during 2009 and 13% during 2008.

In addition, our facilities in Houma, Louisiana; Durango, Colorado; and Chesterfield, Missouri (Timberlake Surgery Center) generated approximately 6%, 6%, and 5%, respectively, of our patient service revenues during 2008, and 6%, 5%, and 5%, respectively, during 2009.  If these facilities are adversely affected by regulatory, economic and other conditions, or if these facilities do not perform effectively, our financial condition and results of operations will be adversely affected.  None of our remaining surgical facilities accounted for more than 5% of our revenues during 2008 or 2009.

We depend on our senior management and we may be adversely affected if we lose any member of our senior management.

We are highly dependent on our senior management, including Richard E. Francis, Jr., our chairman of the board and chief executive officer, and Clifford G. Adlerz, our president and chief operating officer.  We have entered into employment agreements with Messrs. Francis and Adlerz that became effective upon the closing of the Merger.  The initial term of each of these agreements is three years from August 23, 2007, which automatically will extend so that the term is three years until terminated.  We may terminate each employment agreement for cause.  In addition, either party may terminate the employment agreement at any time by giving prior written notice to the other party.  We do not maintain “key man” life insurance policies on any of our officers.  Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on our financial condition and results of operations.

If we are unable to integrate and manage our information systems effectively, our operations could be disrupted.

Our operations significantly depend on effective information systems.  Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs.  Moreover, our acquisition activity requires frequent transitions from, and the integration of, various information systems.  If we experience difficulties with the transition from information systems or are unable to properly maintain or expand our information systems, we could suffer, among other things, operational disruptions and increases in administrative expenses.

Risks Related to Our Corporate Structure

We may have a special legal responsibility to the holders of ownership interests in the entities through which we own our surgical facilities, which may conflict with the interests of our noteholders and prevent us from acting solely in our own best interests or the interests of our noteholders.

We generally hold our ownership interests in surgical facilities through limited partnerships or limited liability companies in which we maintain ownership along with physicians or physician practice groups.  As general partner or manager of these entities, we may have a special responsibility, known as a fiduciary duty, to manage these entities in the best interests of the other interest holders.  As a result, we may encounter conflicts between our responsibility to the other interest holders and our responsibility to enhance the value of our company.  For example, we have entered into management agreements to provide management services to our surgical facilities in exchange for a fee.  Disputes may arise as to the nature of the services to be provided or the amount of the fee to be paid.  In these cases, we are obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests or the interests of the noteholders.  Disputes may also arise between us and our physician investors with respect to a particular business decision or regarding the interpretation of the provisions of the applicable limited partnership agreement or operating agreement.  We seek to avoid these disputes but have not implemented any measures to resolve these conflicts if they arise.  If we are unable to resolve a dispute on terms favorable or satisfactory to us, our financial condition and results of operations may be adversely affected.

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

All of the surgical facilities in which we have ownership are held through partnerships or limited liability companies.  We typically own, directly or indirectly, the general partnership or majority member interests in these entities.  The partnership and operating agreements for these entities provide for distribution of available cash, in some cases on a quarterly basis subject in certain cases to requirements that we obtain approval of other equity holders.  Many of these agreements also impose limits on the ability of these entities to make loans or transfer assets to us.  If we are unable to cause sufficient cash to be distributed from one or more of these entities, our relationships with the physicians who also own an interest in these entities may be damaged and we could be adversely affected, as could our ability to make debt service payments.  We may not be able to resolve favorably any dispute regarding cash distribution or other matters with a health care system with which we share control of the distributions made by these entities.  Further, the failure to resolve a dispute with these health care systems could cause an entity in which we own an interest to be dissolved.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are located in Nashville, Tennessee in approximately 44,000 square feet of leased office space, under a ten-year lease that commenced on November 1, 2002.  Upon expiration of the initial ten-year term, the lease may be renewed for two additional five-year periods.  To exercise the renewal option, we must give notice at least nine months prior to the expiration of the lease term in question.

Our surgical facilities typically are located on real estate leased by the partnership or limited liability company that operates the facility.  These leases generally have initial terms of ten years, but range from two to 15 years.  Most of the leases contain options to extend the lease period for up to ten additional years.  The surgical facilities are generally responsible for property taxes, property and casualty insurance and routine maintenance expenses.  Two of our surgical facilities are located on real estate owned by the limited partnership or limited liability company that owns the surgical facility.  We generally guarantee the lease obligations of the partnerships and limited liability companies that own our surgical facilities.

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

PART II

Item 4.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are wholly owned by Symbion Holdings Corporation which is owned by Crestview and certain affiliated funds managed by Crestview and co-investors.  There is no public trading market for our equity securities or those of Holdings.  As of March 31, 2010, there were 10 holders of Holdings common stock.

Item 5.  Selected Financial Data

The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 6 and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the years ended December 31, 2009, 2008 and 2007, and the selected consolidated balance sheet data set forth below at December 31, 2009 and 2008, are derived from our audited consolidated financial statements that are included elsewhere in this report.  The selected consolidated statement of operations data set forth below for the years ended December 31, 2006 and 2005, and the selected consolidated balance sheet data set forth below at December 31, 2007, 2006 and 2005, are derived from our audited consolidated financial statements that are not included in this report.

The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$346,984	$331,900	$304,305	$285,387	$241,877
Cost of revenues	248,584	225,444	206,652	181,950	148,214
General and administrative expense	21,448	23,923	31,873	24,407	21,993
Depreciation and amortization	17,314	15,175	12,652	11,913	11,575
Provision for doubtful accounts	3,354	3,861	4,449	3,952	3,827
Income on equity investments	(2,318)	(1,504)	(16)	(2,423)	(1,273)
Impairment and loss on disposal of long-lived assets	3,505	1,899	372	1,162	1,541
Gain on sale of long-lived assets	(250)	(975)	(915)	(1,808)	(1,785)
Proceeds from insurance settlements, net	(430)	—	(161)	(410)	—
Litigation settlements, net	—	893	—	(588)	—
Merger transaction expenses	—	—	7,522	—	—
Total operating expenses	291,207	268,716	262,428	218,155	184,092
Operating income	55,777	63,184	41,877	67,232	57,785
Interest expense, net	(44,981)	(43,426)	(19,991)	(7,108)	(4,884)
Income before income taxes and discontinued operations	10,796	19,758	21,886	60,124	52,901
Provision for income taxes	7,766	13,256	3,240	12,254	10,428
Income from continuing operations	3,030	6,502	18,646	47,870	42,473
(Loss) income from discontinued operations, net of taxes	(6,097)	(3,643)	(707)	(783)	1,534
Net (loss) income	(3,067)	2,859	17,939	47,087	44,007
Less: Net income attributable to noncontrolling interests	(19,387)	(23,657)	(23,341)	(28,294)	(24,952)
Net (loss) income attributable to Symbion, Inc.	$(22,454)	$(20,798)	$(5,402)	$18,793	$19,055
Cash Flow Data — continuing operations:
Net cash provided by operating activities	$61,439	$62,266	$53,624	$57,914	$61,636
Net cash used in investing activities	(11,405)	(32,848)	(38,848)	(64,486)	(68,592)
Net cash (used in) provided by financing activities	(42,870)	(31,690)	2,467	6,966	8,984
Other Data:
EBITDA(1)	$57,826	$57,740	$48,913	$54,070	$44,164
EBITDA as a % of revenues	16.7%	17.4%	16.1%	18.9%	18.3%
Number of surgical facilities operated as of the end of period(2)	67	66	58	56	56

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$40,781	$52,272	$70,617	$56,643	$48,784
Total assets	790,726	783,564	768,813	503,806	436,378
Total long-term debt, less current maturities	445,008	440,612	428,925	136,553	101,909
Total Symbion, Inc. stockholders’ equity	193,413	211,206	233,286	285,279	260,058

(1)

When we use the term “EBITDA,” we are referring to net (loss) income plus (a) income (loss) from discontinued operations, net of taxes (b) income tax expense (benefit), (c) net interest expense, (d) depreciation and amortization, (e) net income attributable to noncontrolling interests, (f) non-cash (losses) gains, and (g) non-cash stock option compensation. Noncontrolling interest represents the interest of third parties, such as physicians and in some cases, health care systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.

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

The following table reconciles EBITDA to net cash provided by operating activities — continuing operations:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
EBITDA	$57,826	$57,740	$48,913	$54,070	$44,164
Depreciation and amortization	(17,314)	(15,175)	(12,652)	(11,913)	(11,575)
Non-cash (losses) gains	(2,825)	(924)	543	646	244
Non-cash stock option compensation expense	(1,297)	(2,114)	(10,746)	(3,865)	—
Interest expense, net	(44,981)	(43,426)	(19,991)	(7,108)	(4,884)
Provision for income taxes	(7,766)	(13,256)	(3,240)	(12,254)	(10,428)
Merger transaction expenses	—	—	(7,522)	—	—
Net income attributable to noncontrolling interests	19,387	23,657	23,341	28,294	24,952
(Loss) gain on discontinued operations, net of taxes	(6,097)	(3,643)	(707)	(783)	1,534
Net (loss) income	(3,067)	2,859	17,939	47,087	44,007
Loss (income) from discontinued operations	6,097	3,643	707	783	(1,534)
Depreciation and amortization	17,314	15,175	12,652	11,913	11,575
Amortization of deferred financing costs	2,004	4,477	2,194	506	671
Non-cash payment-in-kind interest option	23,263	17,616	—	—	—
Non-cash recognition of other comprehensive loss into earnings	2,853	—	—	—	—
Non-cash credit risk adjustment of financial instruments	1,629	—	—	—	—
Non-cash stock option compensation expense	1,297	2,114	10,746	3,865	—
Non-cash losses (gains)	2,825	924	(274)	(646)	(244)
Deferred income taxes	8,682	13,718	15,854	(1,556)	2,836
Equity in earnings of unconsolidated affiliates, net of distributions received	(207)	333	(16)	(2,423)	(1,273)
Provision for doubtful accounts	3,354	3,861	4,449	3,952	3,827
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(4,142)	(3,536)	(256)	(2,955)	(5,353)
Other assets and liabilities	(463)	1,082	(10,371)	(3,395)	6,453
Net cash provided by operating activities — continuing operations	$61,439	$62,266	$53,624	$57,131	$60,965

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 5. “Selected Financial Data” and our audited consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties.  For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read Item 1A. “Risk Factors” found elsewhere in this report.  Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Executive Overview

We own and operate a national network of short stay surgical facilities in 26 states.  Our surgical facilities, which include ambulatory surgery centers and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology.  We own our surgical facilities in partnership with physicians and in some cases health care systems in the markets and communities we serve.  We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure.  We believe this approach aligns our interests with those of our partners.  As of December 31, 2009, we owned and operated 59 surgical facilities, including 55 ambulatory surgery centers and four surgical hospitals.  We also managed eight additional ambulatory surgery centers.  We owned a majority interest in 36 of the 59 surgical facilities and consolidated 52 of these facilities for financial reporting purposes.  We are reporting one of the 59 surgical facilities as discontinued operations.  In addition to our surgical facilities, we also managed two physician networks throughout 2009, including one physician network in a market in which we operate an ambulatory surgery center.  Each of these physician networks has entered into an agreement with us, which provides, among other things, that we will provide billing, financial services and other business management services in exchange for a management fee.  Our agreement with one of these physician networks expired January 1, 2010.

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

We continue to focus on improving the performance of our same store facilities and acquiring facilities that we believe have favorable growth potential.  During the year ended December 31, 2009, we acquired an ownership interest in a surgical facility located in Gresham, Oregon.  We account for this facility as an equity investment.  Also, we acquired an ownership interest in a surgical hospital in Austin, Texas, an existing market for the Company.  This acquisition provides us with the opportunity to expand our market presence.  In addition, favorable growth potential exists if we are successful in leveraging our physician relationships at our existing ambulatory surgery center.  The surgical facility we acquired in Austin, Texas has historically experienced financial difficulties and represents an opportunity for the Company to improve the financial position of this facility through operational efficiencies.

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

The following tables summarize our revenues by service type as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Patient service revenues	96%	95%	95%
Physician service revenues	2	2	2
Other service revenues	2	3	3
Total	100%	100%	100%

Payor Mix

Approximately 96% of our revenues are patient service revenues.  The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Private Insurance	71%	72%	73%
Government	24	22	21
Self-pay	4	4	4
Other	1	2	2
Total	100%	100%	100%

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

The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Ear, nose and throat	5.8%	6.4%	7.3%
Gastrointestinal	28.1	28.1	26.7
General surgery	4.6	4.2	5.0
Obstetrics/gynecology	2.9	3.1	3.6
Ophthalmology	16.6	15.1	14.0
Orthopedic	16.2	16.1	16.5
Pain management	15.3	15.8	15.4
Plastic surgery	2.7	2.9	3.2
Other	7.8	8.3	8.3
Total	100.0%	100.0%	100.0%

Case Growth

Same Store Information

We define same store facilities as those facilities that were operating throughout the respective years ended December 31, 2009 and 2008.  For the comparison of same store facilities provided below, we have also included the results of one developed surgical facility within a market served by another surgical facility in which we previously owned an interest.  This surgical facility is consolidated for financial reporting purposes.  Management believes that it is appropriate to include the results of this surgical facility in the same store facility information below based on the following considerations: (1) the migration of cases from the previously owned surgical facility to the new surgical facility; (2) the waiver of the restriction on ownership applicable to the owners of the previously owned facility that allows certain owners of the previously owned facility to own an interest in the new surgical facility; and (3) the resulting enhancement of our market position by leveraging management services and capacity.

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

	Year Ended December 31,
	2009	2008
Cases	247,566	247,986
Case growth	(0.2)%	N/A
Net patient service revenue per case	$1,450	$1,434
Net patient service revenue per case growth	1.1%	N/A
Number of same store surgical facilities	49	N/A

The following same store facility table is presented for purposes of explaining changes in our condensed consolidated financial results and accordingly excludes non-consolidated surgical facilities that are not reported in our revenue.  For the comparison of same store facilities provided below, the results for the periods presented include the results of a developed surgical facility within a market served by another surgical facility in which we previously owned an interest.  This surgical facility is consolidated for financial reporting purposes.  Management believes it is appropriate to present the results of this facility in the same store information based on the following considerations: (1) the migration of cases from the previously owned surgical facility to the new surgical facility; (2) the waiver of the restriction on ownership applicable to the owners of the previously owned facility that allows certain owners of the previously owned facility to own an interest in the new surgical facility; and (3) the resulting enhancement of our market position by leveraging management services and capacity:

	Year Ended December 31,
	2009	2008
Cases	225,630	226,776
Case growth	(0.5)%	N/A
Net patient service revenue per case	$1,324	$1,327
Net patient service revenue per case growth	(0.2)%	N/A
Number of same store surgical facilities	44	N/A

Consolidated Information

The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated.  Accordingly, the table includes surgical facilities that we have acquired, developed or disposed of since January 1, 2008.

	Year Ended December 31,
	2009	2008
Cases	240,153	235,244
Case growth	2.1%	N/A
Net patient service revenue per case	$1,386	$1,343
Net patient service revenue per case growth	3.2%	N/A
Number of surgical facilities operated as of end of the period(1)	66	66
Number of consolidated surgical facilities	51	49

(1)          Includes surgical facilities that we manage but in which we have no ownership.

Operating Trends

We are dependent upon private and government third-party sources of payment for the services we provide.  The amounts that our surgical facilities and networks receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid, and state regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors.  See Item 1. “Business — Reimbursement”.

Our operating income margin for the year ended December 31, 2009 decreased to 16.1% from 19.0% during the year ended December 31, 2008.  The margin in 2009 reflects, among other things, $2.4 million of impairment charge related to our equity method investment located in Arcadia, California.  Excluding the impairment charge, our operating income margin decreased to 16.9% for 2009.  The acquisition of the surgical hospital in Austin, Texas negatively impacted our operating income margins by 1.3% during the year ended December 31, 2009.  The surgical hospital has historically experienced financial difficulties and represents an opportunity for the Company to improve the financial position of this facility through operational efficiencies.  In addition, same store cost of revenues increased 1.7% as a percentage of same store revenue primarily as a result of an increase in supplies expense related to an increase in ophthalmology cases which are predominantly reimbursed by Medicare and involve higher cost lenses.

Acquisitions and Developments

2009 Activities

Effective February 28, 2009, we acquired an incremental ownership of 18.0% in our surgical facility located in Westlake Village, California, for a purchase price of $416,000, financed with cash from operations.  We account for this investment under the equity method.  Prior to the acquisition, we owned 1.0% of this facility.

Effective May 1, 2009, we acquired a 91.8% ownership interest in a surgical hospital in Austin, Texas for $350,000 plus the assumption of $2.6 million of debt.  Subsequently, we reduced our ownership in this facility to 47.0%.  Austin, Texas is an existing market for the Company and this acquisition provides the opportunity to expand our market presence.  In addition, favorable growth potential exists if we are successful in leveraging our physician relationships at the existing ambulatory surgery center.  The surgical hospital has historically experienced financial difficulties and represents an opportunity for us to improve the financial position of this facility. The purchase price was financed with cash from operations.  We consolidate this surgical facility for financial reporting purposes.  We also entered into a management agreement with this facility.

Effective September 1, 2009, we acquired an ownership of 28.8% in a surgical facility located in Gresham, Oregon for $525,000.  The purchase price was financed with cash from operations.  We account for this investment under the equity method.  We also entered into a management agreement with this facility.

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

Effective August 1, 2008, we acquired an incremental ownership of 18.5% in our surgical facility located in Irvine, California for a purchase price of $5.1 million, financed with cash from operations.  Through this acquisition we obtained a controlling interest in this facility, and we began consolidating the facility for financial reporting purposes during the third quarter of 2008.

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

Discontinued Operations and Divestitures

In February 2009, we ceased operations at our surgical facility located in Englewood, Colorado.  We recorded a loss on the disposal of $5.9 million, which includes an accrual of $4.6 million for future contractual obligations under a facility operating lease. As of December 31, 2009, this lease liability was $3.9 million.  As of December 31, 2009, we owned one surgical facility that is classified as discontinued operations.  This facility’s assets, liabilities, revenues, expenses and cash flows have been reclassified as discontinued operations for all periods presented.

Revenues, (loss) gain on operations before income taxes, the income tax provision (benefit), the (loss) gain on the sale from discontinued operations, net of taxes, and the income (loss) from discontinued operations, net of taxes, for the following periods indicated, were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007	2006	2005
Revenues	$4,508	$7,463	$9,803	$19,128	$23,867
(Loss) gain on operations before income taxes	(240)	(792)	(1,522)	(1,094)	2,496
Income tax provision (benefit)	17	(676)	(580)	(420)	962
(Loss) gain on sale, net of taxes	(5,840)	(3,527)	235	(109)	—
(Loss) income from discontinued operations, net of taxes	$(6,097)	$(3,643)	$(707)	$(783)	$1,534

Effective February 1, 2010, we disposed of our ownership interest in our surgical facility located in Arcadia, California.  We recorded an impairment charge related to this equity method investment of $2.4 million in 2009.  Effective July 10, 2009, we disposed of our ownership interest in our surgical facility located in Temple, Texas.  A loss of $273,000 was recorded in the quarter ended June 30, 2009.

Because both of these investments were accounted for under the equity method, the results of operations for these facilities are not reported as discontinued operations.  The loss on disposal of these facilities is included in impairment and loss on disposal of long-lived assets.

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

Consolidation and Control

Our consolidated financial statements include our accounts and those of our wholly owned subsidiaries, as well as our interests in surgical facilities that we control through our ownership of a majority voting interest or other rights granted to us by contract as the sole general partner or manager to manage and control the business.  The rights of the limited partners or minority members in these surgical facilities are generally limited to those that protect their ownership, including the right to approve of the issuance of new ownership interests, and those that protect their financial interests, including the right to approve the acquisition or divestiture of significant assets or the incurrence of debt that physician limited partners or members are required to guarantee on a pro rata basis based upon their respective ownership, or that exceeds 20.0% of the fair market value of the surgical facility’s assets.  All significant intercompany balances and transactions, including management fees from consolidated surgical facilities, are eliminated in consolidation.

We also hold non-controlling interests in some surgical facilities over which we exercise significant influence.  Significant influence includes financial interests, duties, rights and responsibilities for the day-to-day management of the surgical facility.  These non-controlling interests are accounted for under the equity method.

We also consider the relevant sections of the Financial Accounting Standards Board’s Accounting Standards Codification, Topic 810, Consolidation, to determine if we are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights.  At December 31, 2009, we consolidate two entities because we are the primary beneficiary.

Revenue Recognition

Our revenues are comprised of patient service revenues, physician service revenues and other service revenues.  Our patient service revenues relate to fees charged for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes.  These fees are billed either to the patient or a third-party payor.  Our fees vary depending on the procedure, but usually include all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications.  Also, in a very limited number of our surgical facilities, we charge for anesthesia services.  Our fees normally do not include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by the physicians to the patient or third-party payor.  We recognize patient service revenues on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid.  Changes in estimated contractual adjustments and discounts are recorded in the period of change.

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

Allowance for Contractual Adjustments and Doubtful Accounts

Our patient service revenues and receivables from third-party payors are recorded net of estimated contractual adjustments and allowances from third-party payors, which we estimate based on the historical trend of our surgical facilities’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics.  While changes in estimated reimbursement from third-party payors remain a possibility, we expect that any such changes would be minimal and, therefore, would not have a material effect on our financial condition or results of operations.

We estimate our allowances for bad debts using similar information and analysis.  While we believe that our allowances for contractual adjustments and bad debts are adequate, if the actual write-offs are significantly different from our estimates, it could have a material adverse effect on our financial condition and results of operations.  Because we have the ability to verify a patient’s insurance coverage before services are rendered and because we have entered into contracts with third-party payors which account for a majority of our total revenues, the out-of-period contractual adjustments have been minimal.  Our net accounts receivable reflected allowances for doubtful accounts of $9.9 million, $12.0 million and $15.6 million, at December 31, 2009, 2008 and 2007, respectively.

The following table summarizes our day’s sales outstanding for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Day’s sales outstanding	38	38	40

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

At a consolidated level, we review the standard aging schedule, by facility, to determine the appropriate provision for doubtful accounts by monitoring changes in our consolidated accounts receivable by aged schedule, day’s sales outstanding and bad debt expense as a percentage of revenues.  At a consolidated level, we do not review a consolidated aging by payor.  Regional and local employees review each surgical facility’s aged accounts receivable by payor schedule.  These employees have a closer relationship with the payors and have a more thorough understanding of the collection process for that particular surgical facility.  Furthermore, this review is supported by an analysis of the actual net revenues, contractual adjustments and cash collections received.  If our internal collection efforts are unsuccessful, we further review patient accounts with balances of $25 or more.  We then classify the accounts based on any external collection efforts we deem appropriate.  An account is written-off only after we have pursued collection with legal or collection agency assistance or otherwise deemed an account to be uncollectible.  Typically, accounts will be outstanding a minimum of 120 days before being written-off.

The following table summarizes our accounts receivable aging, net of contractual adjustments but before our allowance for doubtful accounts and certain other allowances, for consolidated surgical facilities as of the periods indicated (in thousands):

	Year Ended December 31,
	2009		2008
	Amount	% of Total	Amount	% of Total
Current	$20,627	41%	$18,155	35%
31 to 60 days	9,188	18	9,926	19
61 to 90 days	4,170	8	5,265	10
91 to 120 days	2,589	5	3,413	7
121 to 150 days	1,787	4	2,475	5
Over 150 days	11,950	24	12,235	24
Total	$50,311	100%	$51,469	100%

We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor.  However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal.  Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered.  It is our policy to collect co-payments and deductibles prior to providing services.  It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure.  Because our services are primarily non-emergency, our surgical facilities have the ability to control these procedures.  Our patient service revenues from self-pay as a percentage of total revenues for the years ended December 31, 2009, 2008 and 2007 were approximately 4% in each respective period.

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

Long-Lived Assets, Goodwill and Intangible Assets

Long-lived assets, including property, plant and equipment comprise a significant portion of our total assets.  We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist. When events, circumstances or operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, we assess whether the carrying value of the assets will be recovered through undiscounted future cash flows expected to be generated from the use of the assets and their eventual disposition.  If the assessment indicates that the recorded carrying value will not be recoverable, that cost will be reduced to estimated fair value.  Estimated fair value will be determined based on a discounted future cash flow analysis.

Goodwill represents our single largest asset, and is a significant portion of our total assets.  We review goodwill and indefinite lived intangible assets annually, as of December 31, or more frequently if certain indicators arise.  We review goodwill at the reporting unit level, which we have determined to be the consolidated results of Symbion, Inc.  We compare the carrying value of the net assets of the reporting unit to the net present value of the estimated discounted future cash flows of the reporting unit.  If the carrying value exceeds the net present value of the estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated.  The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied.  Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position and results of operations.

As previously discussed, the Company was acquired in a leveraged buy-out transaction on August 23, 2007.  We accounted for the Merger using the purchase method of accounting.  As a result, we recorded goodwill of $509.8 million.

We performed our annual goodwill impairment assessment by developing a fair value estimate of the business enterprise as of December 31, 2009 using a discounted cash flows approach.  We corroborated the results of our fair value estimate using a market-based approach.  As we do not have publicly traded equity from which to derive a market value, an assessment of peer-company trading data was performed, whereby management selected comparable peers based on growth and leverage ratios, as well as industry specific characteristics.  Based on the comparable peer market trading data, management identified a reasonable estimate for the market trading price of the Company as of December 31, 2009.  This market-based approach was then used to assess the reasonableness of the discounted cash flows approach.  The result of our annual goodwill impairment test at December 31, 2009 indicated no potential impairment.

Due to the sensitivity of the business enterprise value model, and the potential for further deterioration in the market, more specifically the surgical facility and healthcare industries, we will continually monitor the trading market of our peers, as well as our discrete future cash flow forecast.  While we do not anticipate such a change, if projected future cash flows become less favorable than those projected by management, an assessment of possible impairments may become necessary that could have a material non-cash impact on our financial position and results of operations.

Results of Operations

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008

The following table summarizes certain statements of operations items for each of the three years ended December 31, 2009, 2008 and 2007.  The December 31, 2007 information in the table below includes, on a combined basis, the statement of operations for the predecessor period prior to the Merger (January 1, 2007 to August 23, 2007) and the statement of operations for the successor period following the Merger (August 24, 2007 to

December 31, 2007.) The predecessor and successor periods have different bases of accounting and, accordingly, the presentation of the combined statement of operations of the predecessor and successor is not in accordance with generally accepted accounting principles.  We have presented this information on a combined basis to assist in the comparability of our financial statements and to facilitate an understating of our results of operations.  The table also shows the percentage relationship to revenues for the periods indicated:

	2009		2008		2007
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$346,984	100.0%	$331,900	100.0%	$304,305	100.0%
Cost of revenues	248,584	71.6	225,444	67.9	206,652	67.9
General and administrative expense	21,448	6.2	23,923	7.2	31,873	10.5
Depreciation and amortization	17,314	5.0	15,175	4.6	12,652	4.1
Provision for doubtful accounts	3,354	1.0	3,861	1.2	4,449	1.5
Income on equity investments	(2,318)	(0.7)	(1,504)	(0.5)	(16)	—
Impairment and loss on disposal of long-lived assets	3,505	1.0	1,899	0.6	372	0.1
Gain on sale of long-lived assets	(250)	(0.1)	(975)	(0.3)	(915)	(0.3)
Proceeds from insurance settlements, net	(430)	(0.1)	—	—	(161)	(0.1)
Litigation settlements, net	—	—	893	0.3	—	—
Merger transaction expenses	—	—	—	—	7,522	2.5
Total operating expenses	291,207	83.9	268,716	81.0	262,428	86.2
Operating income	55,777	16.1	63,184	19.0	41,877	13.8
Interest expense, net	(44,981)	(13.0)	(43,426)	(13.1)	(19,991)	(6.6)
Income before income taxes and discontinued operations	10,796	3.1	19,758	5.9	21,886	7.2
Provision for income taxes	7,766	2.2	13,256	4.0	3,240	1.1
Income from continuing operations	3,030	0.9	6,502	1.9	18,646	6.1
Loss from discontinued operations, net of taxes	(6,097)	(1.8)	(3,643)	(1.1)	(707)	(0.2)
Net (loss) income	(3,067)	(0.9)	2,859	0.8	17,939	5.9
Less: Net income attributable to noncontrolling interests	(19,387)	(5.5)	(23,657)	(7.1)	(23,341)	(7.7)
Net loss attributable to Symbion, Inc.	$(22,454)	(6.4)%	$(20,798)	(6.3)%	$(5,402)	(1.8)%

Overview.  In 2009, our revenues increased 4.5% to $347.0 million from $331.9 million for 2008.  We incurred a net loss attributable to Symbion, Inc. for the year ended December 31, 2009 of $(22.5 million) compared to $(20.8 million) for the year ended December 31, 2008.  Our financial results for 2009 compared to 2008 reflect the addition of one surgical facility which we consolidate for financial reporting purposes and one surgical facility we account for using the equity method.  Additionally, we disposed of two surgical facilities which we accounted for using the equity method and one facility reported as discontinued operations as of December 31, 2008.  The acquisition of the surgical hospital in Austin, Texas negatively impacted our operating margins by 1.3%.  The surgical hospital has historically experienced financial difficulties and represents an opportunity for us to improve the financial position of this facility through operational efficiencies.

We define same store facilities as those facilities that were operating throughout the respective periods listed below.  For the comparison of same store facilities provided below, we have also included the results of one developed surgical facility within a market served by another surgical facility in which we previously owned an interest. This surgical facility is consolidated for financial reporting purposes. Management believes it is appropriate to present the results of this facility in the same store information based on the following considerations: (1) the migration of cases from the previously owned surgical facility to the new surgical facility; (2) the waiver of the restriction on ownership applicable to the owners of the previously owned facility that allows certain owners of the previously owned facility to own an interest in the new surgical facility; and (3) the resulting enhancement of our market position by leveraging management services and capacity.

Revenues.  Revenues for the year ended December 31, 2009 compared to December 31, 2008 were as follows (in thousands):

	2009	2008	Dollar Variance	Percent Variance
Patient service revenues:
Same store revenues	$298,720	$300,875	$(2,155)	(0.7)%
Revenues from other surgical facilities	34,107	14,994	19,113	—
Total patient service revenues	332,827	315,869	16,958	5.4
Physician service revenues	6,464	6,547	(83)	(1.3)
Other service revenues	7,693	9,484	(1,791)	(1.9)
Total revenues	$346,984	$331,900	$15,084	4.5%

Patient service revenues at same store facilities decreased 0.7% for the year ended December 31, 2009 compared to 2008, primarily as a result of a 0.5% decrease in cases combined with a 0.2% decrease in net revenue per case.  The decrease in other service revenues results from a scheduled reduction in management fees from one of our physician networks.

Cost of Revenues.  Cost of revenues for the year ended December 31, 2009 compared to 2008 were as follows (in thousands):

	2009	2008	Dollar Variance	Percent Variance
Same store cost of revenues	$218,529	$215,248	$3,281	1.5%
Cost of revenues from other surgical facilities	30,055	10,196	19,859	—
Total cost of revenues	$248,584	$225,444	$23,140	10.3%

As a percentage of same store revenues, same store cost of revenues increased to 73.2% for the year ended December 31, 2009 compared to 71.5% for the year ended December 31, 2008. This increase is primarily the result of an increase in supplies expense related to an increase in ophthalmology cases which are predominantly reimbursed by Medicare and involve higher cost lenses.

Cost of revenues from other surgical facilities increased by $19.9 million.  This increase is primarily attributable to surgical facilities acquired or developed since January 1, 2008.  The acquisition of the surgical hospital in Austin, Texas negatively impacted our operating margins by 1.3%.  The surgical hospital has historically experienced financial difficulties and represents an opportunity for the Company to improve the financial position of this facility through operational efficiencies.  As a percentage of revenues, total cost of revenues increased to 71.6% for 2009 compared to 67.9% for 2008.

General and Administrative Expense.  General and administrative expense decreased to $21.4 million for the year ended December 31, 2009 from $23.9 million for the year ended December 31, 2008.  As a percentage of revenues, general and administrative expenses were 6.2% for 2009 and 7.2% for 2008.  This decrease is attributable to a reduction in incentive compensation and other employee benefits.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2009 was $17.3 million compared to $15.2 million for the year ended December 31, 2008.  This increase is primarily attributable to depreciation expense at facilities acquired or developed since January 1, 2008.  As a percentage of revenues, depreciation and amortization expense increased to 5.0% for 2009 from 4.6% for 2008.  Same store depreciation and amortization expense increased to $14.7 million for 2009 from $13.5 million in 2008, primarily as a result of asset additions at certain facilities.

Provision for Doubtful Accounts.  Provision for doubtful accounts decreased 12.8% to $3.4 million for the year ended December 31, 2009 from $3.9 million for the year ended December 31, 2008.  As a percentage of revenues, the provision for doubtful accounts decreased to 1.0% for 2009 from 1.2% for 2008.  On a same store basis, the provision for doubtful accounts decreased to 0.9% of revenue for 2009 compared to 1.2% for 2008.

Income on Equity Investments.  Income on equity investments represents the net income of certain investments we have in surgical facilities.  These surgical facilities are not consolidated for financial reporting purposes.  Income on equity investments increased to $2.3 million for the year ended December 31, 2009 from $1.5 million for the year ended December 31, 2008.  The increase in income on equity investments for 2009 compared to 2008 is primarily attributable to facilities acquired and developed since January 1, 2008.

Impairment and Loss on Disposal of Long-Lived Assets.  During the third quarter of 2009, we recorded an impairment charge of $2.4 million related to our equity method investment located in Arcadia, California.  Also included in 2009 is a loss of $273,000 related to the disposal of our ownership interest in our surgical facility located in Temple, Texas.  The remaining loss is attributable to asset disposals at various facilities.

Gain on Sale of Long-Lived Assets.  We recognized a gain on the sale of long-lived assets for the year ended December 31, 2009 of $250,000.  For the year ended December 31, 2008, our gain of $975,000 primarily represented the gain we recognized on the sale of a portion of our ownership in certain surgical facilities to physician investors.  In accordance with the guidance of ASC 810, Consolidation, these gains and losses are no longer reflected in the statement of operations but are considered equity transactions.  During 2009, we recorded $511,000 in additional paid-in-capital as a result of the sale of a portion of our ownership in certain consolidated surgical facilities to physician investors.

Operating Income.  Operating income decreased to $55.8 million for the year ended December 31, 2009 from $63.2 million for the year ended December 31, 2008.  This decrease is partially attributable to a $2.4 million impairment charge related to our equity method investment located in Arcadia, California.  Excluding the impairment charge, operating income decreased to 16.8% for the 2009 period from 19.0% for the 2008 period.  This decrease is also attributable to a negative operating margin impact of 1.3% related to the acquisition of the surgical hospital in Austin, Texas.  In addition, same store cost of revenues increased 1.7% as a percentage of same store revenue primarily as a result of an increase in supplies expense related to an increase in ophthalmology cases which are predominantly reimbursed by Medicare and involve higher cost lenses.

Interest Expense, Net of Interest Income.  Interest expense, net of interest income, increased to $45.0 million for the year ended December 31, 2009 from $43.4 million for the year ended December 31, 2008.  Included in interest expense for the year ended December 31, 2009 is $1.9 million of net additional interest as a result of discontinuing hedge accounting treatment related to our interest rate swap in January 2009 and the mark-to-market adjustment of the interest rate swap instrument to fair market value.  Interest expense also increased as a result of our election of the PIK option related to the Toggle Notes, whereby the outstanding principal amount of debt has increased $22.3 million since December 31, 2008.  The increase in interest expense is offset by a reduction in amortization of deferred financing costs of $2.5 million in 2009 compared to 2008, which was a result of the accelerated amortization of costs as a result of the bridge facility repayment.

Provision for Income Taxes.  The provision for income taxes decreased to $7.7 million for the year ended December 31, 2009 from $13.3 million for the year ended December 31, 2008.  Tax expense in 2009 is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments.

Loss from Discontinued Operations, Net of Taxes.  Loss from discontinued operations for the year ended December 31, 2009 of $6.1 million includes a loss on the disposal of the Englewood, Colorado facility of $5.9 million.  Included in this loss is $4.6 million accrued for future contractual obligations under a facility operating lease.

Income Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests decreased to $19.4 million for the year ended December 31, 2009 compared to $23.7 million for the year ended December 31, 2008.  As a percentage of revenues, net income attributable to noncontrolling interests decreased to 5.5% for 2009 from 7.1% for 2008.  A decrease of $1.4 million is attributable to our acquisition of the surgical facility in Austin, Texas.  The remaining decrease is attributable to our overall decrease in operating income.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Overview.  In 2008, our revenues increased 9.1% to $331.9 million from $304.3 million for 2007.  We incurred a net loss for the year ended December 31, 2008 of $(20.8 million) compared to $(5.4 million) for the year ended December 31, 2007.  Included in the loss for 2008 is a valuation allowance of $12.9 million against certain deferred tax assets.  Also included in the net loss for 2008 is an additional $14.2 million, net of tax, of interest and amortization of deferred financing costs, primarily due to our new capital structure following the Merger.  Our financial results for the year ended December 31, 2008 compared to 2007 reflect the addition of five surgical facilities that we consolidate for financial reporting purposes and four surgical facilities that we do not consolidate for financial reporting purposes.  The surgical facilities that we do not consolidate for financial reporting purposes are accounted for as equity investments.  For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those surgical facilities that we consolidate for financial reporting purposes and were operating throughout the years ended December 31, 2008 and 2007.

For the comparison of same store facilities provided below, the results of the periods presented include the consolidation of an existing surgical facility that was previously accounted for using the equity method.  We have also included the results of two developed surgical facilities within markets served by other surgical facilities in which we own an interest.  Both of these recently opened surgical facilities are consolidated for financial reporting purposes.  Management believes that it is appropriate to include the results of these surgical facilities in the same store facility information below based on the following considerations: (1) the migration of cases from the existing surgical facilities to the new surgical facilities, (2) the waiver of the restriction on ownership applicable to the owners of the existing facilities that allows certain owners of the existing facilities to own an interest in the new surgical facilities and (3) the resulting enhancement of our market position by leveraging management services and capacity.

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

Interest Expense, Net of Interest Income.  Interest expense, net of interest income, increased to $43.4 million for the year ended December 31, 2008 from $20.0 million for the year ended December 31, 2007.  Included in interest expense in 2008 is an additional $2.3 million of amortization expense related to deferred financing costs.  The increase in interest expense in 2008 was primarily due to our new capital structure following the Merger.

Provision for Income Taxes.  The provision for income taxes increased to $13.3 million for the year ended December 31, 2008 from $3.2 million for the year ended December 31, 2007.  Tax expense in 2008 is primarily the result of a valuation allowance of approximately $12.9 million recorded against certain federal and state net operating losses, capital losses, and other deferred tax assets.  We expect to fully utilize the net operating losses within the 20-year carry-forward period.  However, because ASC 740 generally does not allow a company to consider more than two to three years of future taxable income when evaluating the ability to utilize net operating losses, it is unlikely that we will be able to utilize these net operating loss carry-forwards or realize the deferred tax assets within this two to three year period, we have established a valuation allowance against them.

Income from Continuing Operations.  Income from continuing operations was $6.5 million for the year ended December 31, 2008 compared to $18.6 million for the year ended December 31, 2007.  The 2008 period includes a valuation allowance on certain deferred tax assets of $12.9 million, and additional interest expense and amortization of deferred financing costs totaling approximately $14.2 million, net of tax.

Net Income Attributable to Noncontrolling Interests.  Noncontrolling interests in income of consolidated subsidiaries increased to $23.7 million for the year ended December 31, 2008 compared to $23.3 million for the year ended December 31, 2007.  As a percentage of revenues, noncontrolling interests in income of consolidated subsidiaries decreased to 7.1% for 2008 from 7.7% for 2007.

Quarterly Results of Operations

The following tables present a summary of our unaudited quarterly consolidated results of operations for each of the four quarters in 2009 and 2008.  The unaudited financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited consolidated financial statements and related notes.  Our quarterly operating results have varied in the past, may continue to do so and are not necessarily indicative of results for any future period.

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands) (unaudited)
Consolidated Statement of Operations Data:

Revenues	$84,171	$88,461	$86,766	$87,586
Operating expenses:
Salaries and benefits	23,026	23,974	25,167	24,677
Supplies	16,924	19,349	19,275	19,357
Professional and medical fees	4,831	6,481	5,790	6,060
Rent and lease expense	5,896	6,260	6,484	6,963
Other operating expenses	6,739	6,692	7,434	7,205
Cost of revenues	57,416	62,756	64,150	64,262
General and administrative expense	5,876	5,469	4,698	5,405
Depreciation and amortization	4,352	4,226	4,362	4,374
Provision for doubtful accounts	935	1,047	1,168	204
Income on equity investments	(186)	(466)	(712)	(954)
Impairment and loss on disposal of long-lived assets	52	388	2,593	472
Gain on sale of long-lived assets	(297)	(380)	(30)	457
Proceeds from insurance settlements, net	(88)	(178)	(150)	(14)
Total operating expenses	68,060	72,862	76,079	74,206
Operating income	16,111	15,599	10,687	13,380
Interest expense, net	(11,046)	(10,896)	(11,958)	(11,081)
Income (loss) before income taxes	5,065	4,703	(1,271)	2,299
Provision for income taxes	1,327	1,393	1,936	3,110
Income (loss) from continuing operations	3,738	3,310	(3,207)	(811)
(Loss) income on discontinued operations, net of taxes	(6,232)	97	177	(139)
Net (loss) income	(2,494)	3,407	(3,030)	(950)
Less: Net income attributable to noncontrolling interests	(6,519)	(5,305)	(4,013)	(3,550)
Net loss attributable to Symbion, Inc.	$(9,013)	$(1,898)	$(7,043)	$(4,500)

The following table reconciles EBITDA to net cash provided by operating activities — continuing operations:

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands) (unaudited)
EBITDA	$14,023	$14,853	$13,347	$15,603
Depreciation and amortization	(4,352)	(4,226)	(4,362)	(4,374)
Non-cash gains (losses)	245	(9)	(2,562)	(499)
Non-cash stock option compensation expense	(324)	(324)	(326)	(323)
Interest expense, net	(11,046)	(10,896)	(11,381)	(11,658)
Provision for income taxes	(1,327)	(1,393)	(1,936)	(3,110)
Net income attributable to noncontrolling interests	6,519	5,305	4,013	3,550
(Income) loss on discontinued operations, net of taxes	(6,232)	97	177	(139)
Net (loss) income	(2,494)	3,407	(3,030)	(950)
Income (loss) from discontinued operations	6,232	(97)	(177)	139
Depreciation and amortization	4,352	4,226	4,362	4,374
Amortization of deferred financing costs	499	501	501	503
Non-cash payment-in-kind interest option	5,556	5,743	5,884	6,080
Non-cash stock option compensation expense	324	324	326	323
Non-cash recognition of other comprehensive loss into earnings	732	650	484	987
Non-cash credit risk adjustment of financial instruments	—	709	812	108
Non-cash (gains) losses	(245)	9	2,562	499
Deferred income taxes	1,876	1,643	2,107	3,056
Equity in earnings of unconsolidated affiliates, net of distributions received	125	(167)	(175)	10
Provision for doubtful accounts	935	1,047	1,168	204
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(998)	(78)	(794)	(2,272)
Other assets and liabilities	1,639	1,387	(2,020)	(1,469)
Net cash provided by operating activities — continuing operations	$18,533	$19,304	$12,010	$11,592

Other Data:
Number of surgical facilities included in continuing operations, as of the end of period(1)	65	66	66	66

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands) (unaudited)
Consolidated Statement of Operations Data:

Revenues	$79,253	$84,361	$83,570	$84,716
Operating expenses:
Salaries and benefits	21,876	22,558	23,389	22,687
Supplies	16,153	16,850	16,919	17,640
Professional and medical fees	4,616	4,525	4,908	4,972
Rent and lease expense	5,435	5,608	5,573	5,691
Other operating expenses	6,300	6,470	6,750	6,524
Cost of revenues	54,380	56,011	57,539	57,514
General and administrative expense	6,701	5,940	6,175	5,107
Depreciation and amortization	3,516	3,706	3,947	4,006
Provision for doubtful accounts	127	1,049	1,403	1,282
Income on equity investments	(185)	(517)	(450)	(352)
Impairment and loss on disposal of long-lived assets	194	279	675	751
Gain on sale of long-lived assets	(158)	(510)	(42)	(265)
Litigation settlements, net	—	—	—	893
Total operating expenses	64,575	65,958	69,247	68,936
Operating income	14,678	18,403	14,323	15,780
Interest expense, net	(10,084)	(11,120)	(11,293)	(10,929)
Income before income taxes	4,594	7,283	3,030	4,851
(Benefit) provision for income taxes	(428)	529	(1,053)	14,208
Income (loss) from continuing operations	5,022	6,754	4,083	(9,357)
Loss on discontinued operations, net of taxes	(214)	(1,809)	(468)	(1,152)
Net income (loss)	4,808	4,945	3,615	(10,509)
Less: Net income attributable to noncontrolling interests	(5,889)	(6,956)	(5,444)	(5,368)
Net loss attributable to Symbion, Inc.	$(1,081)	$(2,011)	$(1,829)	$(15,877)

The following table reconciles EBITDA to net cash provided by operating activities — continuing operations:

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands) (unaudited)
EBITDA	$13,485	$15,265	$13,349	$15,641
Depreciation and amortization	(3,516)	(3,706)	(3,947)	(4,006)
Non-cash (losses) gains	(36)	211	(200)	(899)
Non-cash stock option compensation expense	(1,144)	(323)	(323)	(324)
Interest expense, net	(10,084)	(11,120)	(11,293)	(10,929)
Provision for income taxes	428	(529)	1,053	(14,208)
Net income attributable to noncontrolling interests	5,889	6,956	5,444	5,368
Loss on discontinued operations, net of taxes	(214)	(1,809)	(468)	(1,152)
Net income (loss)	4,808	4,945	3,615	(10,509)
Income from discontinued operations	214	1,809	468	1,152
Depreciation and amortization	3,516	3,706	3,947	4,006
Amortization of deferred financing costs	1,313	2,153	519	492
Non-cash payment-in-kind interest option	2,535	2,402	4,816	7,863
Non-cash stock option compensation expense	1,144	323	323	324
Non-cash losses (gains)	36	(211)	200	899
Deferred income taxes	(2,629)	300	(541)	16,588
Equity in earnings of unconsolidated affiliates, net of distributions received	(185)	434	(12)	96
Provision for doubtful accounts	127	1,049	1,403	1,282
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	595	(2,920)	(170)	(1,041)
Other assets and liabilities	767	7,917	(2,245)	(5,357)
Net cash provided by operating activities — continuing operations	$12,241	$21,907	$12,323	$15,795

Other Data:
Number of consolidated surgical facilities included in continuing operations, as of the end of period (1)	64	65	65	66

(1)          Includes surgical facilities that we manage but in which have no ownership.

Liquidity and Capital Resources

Operating Activities

The principal source of our operating cash flows is the collection of patient receivables.  Collection efforts for patient receivables are conducted by our personnel at each facility or in centralized service offices for areas in which there are multiple facilities.  Each of our surgical facilities bill for services as performed, usually within several days following the procedure.  Bad debt reserves are established in increasing percentages by aging category based on historical collection experience.  Generally, the entire balance of all accounts remaining uncollected 180 days after the date of service are written off as bad debt and sent to an outside collection agency.  Net amounts received from collection agencies are recorded as recoveries of bad debts.  Our operating cash flows, including changes in accounts payable and other current liabilities, are impacted by the timing of payments to our vendors.  In 2009, 2008 and 2007, we did not make any significant changes to the timing of our payments to vendors.

During the year ended December 31, 2009, we generated operating cash flow from continuing operations of $61.4 million compared to $62.3 million for the year ended December 31, 2008.  The $61.4 million of operating cash generated in the year ended December 31, 2009 includes approximately $2.2 million of tax refunds, compared to $4.0 million of tax refunds in 2008.  During 2007, we generated operating cash flow from continuing operations of $53.6 million.

At December 31, 2009, we had working capital of $40.8 million compared to $52.3 million at December 31, 2008.  This decrease is primarily related to an increase in the current portion of our senior secured credit facility.  Our available cash, along with our expected future operating cash flows, is sufficient to service our current obligations.

Investing Activities

Net cash used in investing activities from continuing operations during the year ended December 31, 2009 was $11.4 million, including $9.9 million related to purchases of property and equipment.  During 2009, we acquired $224,000 of cash through acquisitions which were consolidated for financial reporting purposes.  Cash used in investing activities in 2009 was funded primarily from cash from operations.

Net cash used in investing activities from continuing operations during the year ended December 31, 2008 was $32.8 million, including $15.7 million of payments related to acquisitions and $15.6 million related to purchases of property and equipment.  The $15.6 million of property and equipment purchases includes $8.2 million for expansion and development related projects.  During 2008, we acquired $1.6 million of cash through acquisitions which were consolidated for financial reporting purposes.  Cash used in investing activities in 2008 was funded primarily from cash from operations.  Certain expansion and development related projects were funded using facility level third-party debt.

Net cash used in investing activities from continuing operations during the year ended December 31, 2007 was $38.8 million, including $24.8 million of payments related to acquisitions and $14.6 million related to purchases of property and equipment.  The $14.6 million of property and equipment purchases includes construction projects at several of our surgical facilities.  Cash used in investing activities in 2007 was funded primarily from cash from operations and proceeds from the Merger financing.

Financing Activities

Net cash used in financing activities from continuing operations during the year ended December 31, 2009 was $42.9 million.  During 2009, we made scheduled principal payments on our senior secured credit facility totaling $3.8 million.  Also during 2009, we elected to exercise the PIK option by increasing the principal amount in lieu of making scheduled interest payments of $23.3 million on our Toggle Notes.  We also made distributions to noncontrolling interest holders of $25.0 million during 2009.

Net cash used in financing activities from continuing operations during the year ended December 31, 2008 was $31.7 million.  During 2008, we made scheduled principal payments on our senior secured credit facility totaling $2.5 million and voluntary principal payments of $11.0 million.  Also during 2008, we elected to exercise the PIK option by increasing the principal amount in lieu of making scheduled interest payments of $4.9 million on our Toggle Notes, as well as $4.9 million on our retired bridge facility.  Additionally, we incurred $4.7 million of deferred finance cost related to the issuance of the Toggle Notes.  We also made distributions to noncontrolling interest holders of $23.4 million during the year ended December 31, 2008.

Our net cash provided by financing activities from continuing operations during the year ended December 31, 2007 was $2.5 million.  On August 23, 2007, we completed the Merger and Holdings received net proceeds on the issuance of common stock totaling $239.1 million and $425.0 million in proceeds from borrowings under our new senior secured credit and bridge loan credit facilities.  We paid a sponsor fee of $7.0 million upon completion of the Merger on August 23, 2007 to Crestview and The Northwestern Mutual Life Insurance Company.  This payment is presented in the statement of cash flows as a reduction to the net proceeds received from the sale of common stock.  We paid $490.5 million to our stockholders to retire all of the outstanding stock and options and repaid $129.0 million representing the outstanding principal balance as of August 23, 2007 of our former credit facility.  We also paid approximately $7.5 million in Merger transaction expenses.  During 2007, we made principal payments on debt totaling $163.0 million and received proceeds from debt totaling $458.6 million.

Long-Term Debt

The Company’s long-term debt is summarized as follows (in thousands):

	2009	2008
Senior secured credit facility	$232,125	$235,875
Senior PIK toggle notes	206,967	184,635
Notes payable to banks	14,433	17,636
Secured term loans	2,628	3,213
Capital lease obligations	9,067	11,458
	465,220	452,817
Less current maturities	(20,212)	(12,205)
	$445,008	$440,612

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

The Tranche A Term Loan matures on August 23, 2013, the Tranche B Term Loan matures on August 23, 2014 and the Revolving Facility matures on August 23, 2013.  The Tranche A Term Loan requires quarterly principal payments of $1.6 million through September 30, 2010, quarterly payments of $4.7 million from December 31, 2010 through September 30, 2011, quarterly payments of $6.3 million from December 31, 2011 through September 30, 2012, quarterly payments of $18.1 million from December 31, 2012 through June 30, 2013 and a balloon payment of $12.6 million on August 23, 2013.  The Tranche B Term Loan requires quarterly principal payments of $312,500 through June 30, 2014 and a balloon payment of $111.1 million on August 23, 2014.

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

As of December 31, 2009, the amount outstanding under the senior secured credit facility was $232.1 million with an interest rate on the borrowings of 3.5%.  The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used.  We pay this fee quarterly.  As of December 31, 2009, the amount available under the Revolving Facility was $100.0 million.

Interest Rate Swap

In October 2007, we entered into an interest rate swap agreement to protect against certain interest rate fluctuations of the LIBOR rate on $150.0 million of our variable rate debt under the senior secured credit facility.  The effective date of the interest rate swap was October 31, 2007, and it is scheduled to expire on October 31, 2010.  The interest rate swap effectively fixes our LIBOR interest rate on the $150.0 million of variable debt at a rate of 4.7%.  We have recognized the fair value of the interest rate swap as a current liability of approximately $5.0 million at December 31, 2009.  Due to the dramatic decrease in LIBOR rates, we elected an interest term for the January 2009 interest election period under the terms of the debt agreement which differs from that of the swap instrument.  As a result, we discontinued hedge accounting treatment for our interest rate swap in 2009.  In January 2009, we began recognizing a ratable portion of the $7.0 million in accumulated other comprehensive income as additional interest expense over the remaining life of the swap instrument.  Also beginning in January 2009, we began recording into earnings the mark-to-market adjustment to reflect the fair value of the hedging instrument.  Our mark to market adjustment for 2009 resulted in a reduction of interest expense of $3.6 million.  We recognized $3.8 million of interest expense related to the ratable reduction of the balance in accumulated other comprehensive income during 2009.

Senior PIK Toggle Notes

On June 3, 2008, we completed a private offering of $179.9 million aggregate principal amount of the Toggle Notes.  The notes issued in the private offering were subsequently exchanged for Toggle Notes registered under the Securities Act of 1933, as amended, in an exchange offer.  Interest on the Toggle Notes is due on February 23 and August 23 of each year.  The Toggle Notes will mature on August 23, 2015.  For any interest period through August 23, 2011, we may elect to pay interest on the Toggle Notes (i) in cash, (ii) in kind, by increasing the principal amount of the notes or issuing new notes (referred to as “PIK interest”) for the entire amount of the interest payment or (iii) by paying interest on 50% of the principal amount of the Toggle Notes in cash and 50% in PIK interest.  Cash interest on the Toggle Notes accrues at the rate of 11.0% per annum.  PIK interest on the Toggle Notes accrues at the rate of 11.75% per annum.  We elect to pay cash interest or to exercise the PIK option in advance of the interest period.

Upon issuance of the Toggle Notes, we elected to exercise the PIK option by increasing the principal amount of the Toggle Notes in lieu of making scheduled interest payments of $4.7 million for the interest period through August 23, 2008.  On August 23, 2008, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 23, 2008 to February 23, 2009.  This election increased the principal due on the Toggle Notes by $10.8 million in the first quarter of 2009.  On February 23, 2009, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from February 23, 2009 to August 23, 2009.  This election increased the principal due on the Toggle Notes by $11.5 million in the third quarter of 2009.  On August 23, 2009, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 23, 2009 to February 23, 2010.  We have accrued $8.6 million in interest in other accrued expenses as of December 31, 2009 and will reclassify the total accrued interest to the principal balance of the Toggle Notes on February 23, 2010.

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

At December 31, 2009, we were in compliance with all material covenants required by each of the senior secured credit facility and the Toggle Notes.

Notes Payable to Banks

Certain of our subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The outstanding balance of this indebtedness as of December 31, 2009 and December 31, 2008 was $14.4 million and $24.0 million, respectively.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.  We have guaranteed $9.4 million of this debt.

Capital Lease Obligations

We are liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at December 31, 2009 and December 31, 2008 was $9.1 million and $5.1 million, respectively.

Summary

We believe we have sufficient liquidity in the next 12 to 18 months as described above. Nevertheless, we continue to monitor the state of the financial and credit markets and our current and expected liquidity and capital resource needs, and intend to continue to explore various financing alternatives to improve our capital structure, including by reducing debt, extending maturities or relaxing financial covenants.  These may include new equity or debt financings or exchange offers with our existing security holders (including exchanges of debt for debt or equity) and other transactions involving our outstanding securities, given their secondary market trading prices.  We cannot assure you, if we pursue any of these transactions, that we will be successful in completing a transaction on attractive terms, or at all.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations by period as of December 31, 2009 on a historical basis (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Long-term debt	$456,153	$16,036	$65,823	$166,564	$207,730
Capital lease obligations	9,067	4,176	4,029	676	186
Operating lease obligations	147,514	23,498	44,330	31,384	48,302
Total	$612,734	$43,710	$114,182	$198,624	$256,218

Inflation

For the past three years, inflation and changing prices have not significantly affected our operating results or the markets in which we operate.

Recently Adopted and Recently Issued Accounting Guidelines

Adopted

On September 30, 2009, we adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of generally accepted accounting principles (“GAAP”).  These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the financial statements.

On January 1, 2009, we adopted changes issued by the FASB to noncontrolling interests in consolidated financial statements.  These changes require, among other items, that a noncontrolling interest be included within equity separate from the parent’s equity; consolidated net income be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares; and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all be reported on the consolidated statement of operations.  The implementation of these changes also results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities.  Those changes to the statement of cash flows include: a) distributions to noncontrolling interest partners were previously recorded as an operating activity and are now included in the financing activities section; and b) acquisitions or sales of equity interests in consolidated subsidiaries in which there were no changes of control were previously recorded in the investing section and are now presented as financing activities.

We could be obligated, under the terms of the partnership and operating agreements governing many of our joint ventures, upon the occurrence of various fundamental regulatory changes, to purchase some or all of the noncontrolling interests related to our consolidated subsidiaries.  These repurchase requirements are limited to the portions of our facilities that are owned by physicians who perform surgery at our facilities and would be triggered by regulatory changes making the existing ownership structure illegal.  While we are not aware of events that would make the occurrence of such a change probable, regulatory changes are outside of our control.  Accordingly, the noncontrolling interests subject to these repurchase provisions, and the income attributable to those interests, have been classified outside of equity on our consolidated balance sheets.

Effective January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations.  These changes retain the purchase method of accounting for acquisitions, but require a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred.  Furthermore, these changes provide guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  We have applied these changes to the acquisitions completed during the year ended December 31, 2009.

Effective January 1, 2009, we adopted changes issued by the FASB to the method of determination of the useful life of intangible assets.  This guidance amends the factors that should be considered in determining the useful life of a recognized intangible asset.  The intent of this guidance is to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

Effective January 1, 2009, we adopted changes issued by the FASB to equity method investment accounting.  These changes clarify the accounting for certain transactions and impairment considerations involving equity method investments.  The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Effective January 1, 2009, we adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities.  This guidance requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The objective of the guidance is to provide users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  We are adhering to the enhanced disclosure requirements regarding derivative instruments and hedging activities.

In April 2009, we adopted changes issued by the FASB to interim disclosures about fair value of financial instruments, which require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of the guidance, and to include disclosures related to the methods and significant assumptions used in estimating those instruments.  Other than the required disclosures, these changes had no impact on the financial statements.

On June 30, 2009, we adopted changes issued by the FASB to subsequent events.  This guidance establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before the financial statements are issued.  We evaluated all subsequent events that occurred after the balance sheet date through the date the Form 10-K is issued.

Issued

In June 2009, the FASB issued changes to the accounting for variable interest entities.  These changes require an enterprise: (i) to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (iii) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iv) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and (v) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  These changes become effective for us on January 1, 2010.  Management is currently evaluating the potential impact of these changes on the financial statements.

Item 6A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in prevailing interest rates.  Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility.  We do not use derivative instruments for speculative purposes.  Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate.  At December 31, 2009, $232.1 million of our total long-term debt was subject to variable rates of interest, while the remaining $233.1 million of our total long-term debt was subject to fixed rates of interest.  A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $1.6 million.  The fair value of our total long-term debt, based on quoted market prices as of December 31, 2009, is approximately $363.6 million.

Item 7.  Financial Statements and Supplementary Data

Information with respect to this item is contained in our consolidated financial statements beginning with the Index on page F-1 of this report.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures

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

Management has assessed the effectiveness of our internal control over financial reporting using the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financing reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)      Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B.  Other Information

None.

PART III

Item 9.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

MANAGEMENT

The following list identifies the name, age and position(s) of our executive officers, key employees and directors:

Name	Age	Position
Richard E. Francis, Jr.	56	Chairman of the Board, Chief Executive Officer and Director
Clifford G. Adlerz	56	President, Chief Operating Officer and Director
Teresa F. Sparks	41	Senior Vice President of Finance, Chief Financial Officer
Kenneth C. Mitchell	60	Senior Vice President of Mergers and Acquisitions
R. Dale Kennedy	62	Senior Vice President of Management Services and Secretary
Thomas S. Murphy, Jr.	50	Director
Robert V. Delaney	52	Director
Quentin Chu	33	Director
Kurt E. Bolin	51	Director
Craig R. Callen	54	Director

Each director shall hold office until a successor is elected or until the directors death or resignation.

Richard E. Francis, Jr. has served as the Chairman of the Board since May 2002 and as Chief Executive Officer and a director since 1996.  Mr. Francis also served as President from 1996 to May 2002.  Mr. Francis served from 1992 to 1995 as Senior Vice President, Development of HealthTrust, Inc. From 1990 to 1992, Mr. Francis served as Regional Vice President, Southern Region for HealthTrust, where he oversaw operations of 11 hospitals.  Mr. Francis’ experience in the health care industry as well as his leadership of the Company and his role as a director since its founding in 1996 provides the Board with a unique and deeper insight into our business, challenges and opportunities.

Clifford G. Adlerz has served as President since May 2002 and as Chief Operating Officer and a director since 1996.  Mr. Adlerz also served as Secretary from 1996 to May 2002.  Mr. Adlerz served as Regional Vice President, Midsouth Region for HealthTrust, Inc. from 1992 until its merger with HCA Inc. in May 1995, at which time he became Division Vice President of HCA and served in that position until September 1995.  Mr. Adlerz served as Chief Executive Officer of South Bay Hospital in Sun City, Florida from 1987 to 1992.  Mr. Adlerz’s experience in the health care industry as well as his leadership of the Company and his role as a director since its founding in 1996 provides the Board with a unique and deeper insight into our business, challenges and opportunities.

Teresa F. Sparks has served as Chief Financial Officer and Senior Vice President of Finance since August 2007.  Ms. Sparks served as Corporate Controller from the Company’s inception in 1996 to August 2007 and was named Vice President in December 2002.  Previously, she served as Assistant Controller for HealthWise of America, Inc., a managed care organization.  Prior to joining HealthWise of America, Ms. Sparks was a senior healthcare auditor for Deloitte & Touche LLP, Nashville, Tennessee.

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

Thomas S. Murphy, Jr. co-founded Crestview Partners in 2004 and has served as a director of the Company since August 2007.  He retired from Goldman, Sachs & Co. in 2003 where he was a Partner/Managing Director.  Mr. Murphy spent sixteen years in the Investment Banking Division of Goldman, Sachs & Co.  Mr. Murphy brings to the board his extensive experience with acquisitions, divestitures, recapitalizations, initial public offerings, bank and high yield financings and private equity investments.  In addition to his charitable activities, Mr. Murphy serves on the Board of Directors of FBR Capital Markets Co. and Key Safety Systems, Inc.

Robert V. Delaney joined Crestview as a partner in 2007 and has served as a director of the Company since October 2007.  He retired from Goldman, Sachs & Co. in 2003 where he served in a variety of leadership positions including head of the Principal Investment Area in Asia, head of the Principal Investment Area in Japan and head of the Leveraged Finance Group.  Mr. Delaney brings to the board his extensive experience in high yield debt, leveraged loans, restructuring, mergers and acquisitions and principal investing.

Quentin Chu is a Principal at Crestview Partners and has been with the firm since July 2005, after graduating from Harvard Business School.  Mr. Chu has served as a director of the Company since August 2007.  Prior to attending business school, Mr. Chu was an associate at The Carlyle Group, where he evaluated and executed transactions in the health care industry, including pharmaceuticals, medical devices, facility-based providers, managed care and outsourcing.  Prior to joining Carlyle, Mr. Chu was an analyst in the health care investment banking team at Goldman, Sachs & Co., where he completed a range of mergers and acquisitions and financing assignments for both early stage and Fortune 500 companies. Mr. Chu’s experience in health care transactions and finance provides the Board greater insight into the health care industry and financial strategy.

Kurt E. Bolin is a Principal of Stone Point Capital LLC and has been with the firm since 1997.  Mr. Bolin has served as a director of the Company since August 2007.  Prior to joining Stone Point Capital, Mr. Bolin was with GE Capital, Inc., where he held various private equity positions from 1986 to 1997, most recently as Managing Director of the Equity Capital Group.  In addition to private equity investing, Mr. Bolin’s activities at GE Capital, Inc. included leading the acquisitions of various insurance companies.  Mr. Bolin is also a director of Edgewood Partners Holdings, LLC, GENEX Services, Inc. and Wilton Re Holdings Limited.  The Board benefits from Mr. Bolin’s experience as a private equity investor and the knowledge he has gained as a board member of various companies.

Craig R. Callen has been a Senior Advisor at Crestview since October 2009 and became a director of the Company in March 2010.  From 2004 to 2007, Mr. Callen served as Senior Vice President of Strategic Planning and Business Development and a member of the Executive Committee for Aetna, Inc., responsible for oversight and development of Aetna’s corporate strategy, including mergers and acquisitions.  Prior to joining Aetna in 2004, Mr. Callen was a Managing Director and Head of U.S. healthcare investment banking at Credit Suisse First Boston and co-head of health care investment banking at Donaldson Lufkin & Jenrette prior to its acquisition by Credit Suisse First Boston.  During his 20 year career as an investment banker in the healthcare practice, Mr. Callen successfully completed over 100 transactions for clients and contributed as an advisor to the board of directors and managements of many leading healthcare companies in the United States.  Currently, Mr. Callen serves on the Board of Directors of Kinetic Concepts, Inc., and previously served on the Board of Directors of Sunrise Senior Living, Inc.  Mr. Callen, through his lengthy and broad focus on the healthcare industry, offers the Board greater insight into industry dynamics as well as investment and acquisitions strategies.

Board Structure and Compensation

Our board is currently composed of 7 members.  We do not currently pay our directors any fees.

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

Item 10.  Executive Compensation

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

Compensation Process

The Compensation Committee approves salaries and other compensation for our executive officers. The Compensation Committee also reviews and approves, in advance, employment and similar arrangements or payments to be made to any executive officer.  For purposes of this discussion, the Named Executive Officers, or NEOs, are the individuals included in the Summary Compensation Table on page72 of this filing.  Salaries and other compensation for all other officers and employees are determined by management in accordance with our compensation policies and plans.

Prior to the Merger, our compensation procedures were similar to those of other similarly situated companies. Our former Compensation Committee retained an independent compensation consultant for advice with respect to specific compensation decisions.  Currently, our Compensation Committee is appointed by Holdings’ Board of Directors, which is controlled by Crestview. Accordingly, our Compensation Committee represents the interests of our shareholders and makes decisions independent from our executive officers. During 2008 and 2009, our current Compensation Committee generally continued the levels of compensation that were in place at the time of the Merger with cost of living adjustments it has deemed appropriate. Our Compensation Committee has not otherwise utilized the services of a consulting firm in connection with compensation decisions it has made after the Merger.

The Compensation Committee may delegate to the Chief Executive Officer the authority to make, within the framework of the Compensation Committee’s philosophy or objectives that it has adopted from time to time, compensation decisions with respect to our non-executive employees.

Components of Executive Compensation

Base Salaries

The Compensation Committee reviews the base salaries of our executive officers on an annual basis. Salaries are determined based on a subjective assessment of the nature and responsibilities of the position involved, our performance and the performance of the particular officer, and the officer’s experience and tenure with us. The base salaries for 2009 for our Named Executive Officers were as follows: $463,500 for Mr. Francis, $334,750 for Mr. Adlerz, $219,078 for Ms. Sparks, $219,078 for Mr. Mitchell, and $207,930 for Mr. Kennedy.  Messrs. Francis and Adlerz were entitled to increases in salary effective January 1, 2008, to $525,000 and $375,000, respectively, under the terms of their employment agreements but elected to delay implementing this increase to their base salary for 2008 and 2009.  Messrs. Francis and Adlerz received the 3% cost of living salary increase that all other employees received in 2008 and received no salary increase for 2009.

Non-Equity Incentive Compensation

Non-equity incentive compensation is intended to motivate executive officers to achieve pre-determined financial or other goals appropriate to each executive officer’s area of responsibility set by the Compensation Committee, consistent with our overall business strategies.

In February 2009, the Compensation Committee established the 2009 Corporate Key Management Incentive Plan for key management employees, including our executive officers.  The 2009 plan provides for a cash bonus equal to a percentage of base salary upon achievement of financial indicators selected by our Compensation Committee, including achievement of applicable budgeted EBITDA, development and division performance targets. The amount paid under the plan depends on the level of achievement. The 2009 plan also provides for an additional cash bonus in the event that 2009 EBITDA for the Company exceeded a target that is materially higher than budgeted EBITDA.  The potential additional bonus payments for 2009 range from 38% to 152% of base salary if the EBITDA target is met or exceeded.

For Messrs. Francis and Adlerz, the target bonus was 100% of base salary upon achievement of applicable budgeted EBITDA for the Company.  For our other Named Executive Officers, the potential bonus payments for 2009 ranged from 45% to 50% of base salary upon achievement of applicable budgeted EBITDA for the Company.  A portion of Mr. Kennedy’s potential bonus payment was contingent upon achievement of applicable divisional budgeted EBITDA of $19.3 million. Based on 2009 performance, no bonuses were paid to Messrs. Francis, Adlerz or Mitchell or to Ms. Sparks.  Mr. Kennedy was paid a bonus of $20,592.   The bonus paid to Mr. Kennedy was based on the achievement of applicable divisional budgeted EBITDA.  See “Executive Compensation — Grants of Plan-Based Awards” for additional information on these awards.

In March 2010, the Compensation Committee established the 2010 Corporate Key Management Incentive Plan for key management employees, including our executive officers.  The 2010 plan provides for a  bonus in cash or equity securities with a value equal to a percentage of base salary upon achievement of financial indicators selected by our Compensation Committee, including achievement of applicable budgeted EBITDA, development and division performance targets.  The amount of the award under the plan depends on the level of achievement.

For Messrs. Francis and Adlerz, the target bonus is 100% of base salary upon achievement of applicable budgeted EBITDA for the Company.  For our other Named Executive Officers, the potential bonus payments for 2010 range from 45% to 50% of base salary.

Equity-Based Compensation

Equity-based compensation is intended to align the financial interests of our executive officers’ interests with those of our stockholders. The Compensation Committee believes that equity awards give our executives a stake in our long-term performance and align senior management with our achievement of longer-term financial objectives that enhance stockholder value.  The Compensation Committee considers the number of available shares, but has no fixed formula for determining the awards to be granted.

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

In 2009, options to purchase 42,933 shares of Holdings common stock were granted to employees under the 2007 Equity Incentive Plan.  No options or other equity-based awards, however, were granted to our Named Executive Officers in 2009.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued for the last three years with respect to our Named Executive Officers — the Chief Executive Officer, the Chief Financial Officer and our three other most highly compensated executive officers:

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Richard E. Francis, Jr.
Chairman of the Board	2009	$463,500	$—	$—	$—	$—	$13,405	$476,905
and Chief Executive	2008	463,500	—	—	—	231,750	14,193	709,443
Officer	2007	450,000	—	307,355	4,689,655	—	14,131	5,461,141

Clifford G. Adlerz President and Chief Operating Officer	2009 2008 2007	334,750 334,750 325,000	— — —	— — 221,012	— — 3,194,763	— 167,375 —	10,664 11,414 11,228	345,414 513,539 3,752,003

Teresa F. Sparks (4) Senior Vice President of Finance and Chief Financial Officer	2009 2008 2007	219,078 219,078 195,674	— — —	— — 43,437	— — 706,000	— 54,769 —	7,755 8,325 7,666	226,833 282,172 952,777

Kenneth C. Mitchell Senior Vice President of Mergers and Acquisitions	2009 2008 2007	219,078 219,078 212,697	— 28,017 —	— — 69,066	— — 731,636	— — —	7,771 8,636 8,599	226,849 255,731 1,021,998

R. Dale Kennedy Senior Vice President of Management Services and Secretary	2009 2008 2007	207,930 207,930 201,874	— — —	— — 65,622	— — 728,181	20,592 64,978 —	7,385 8,368 8,330	235,907 281,276 1,004,007

(1)          We account for the cost of stock-based compensation awarded under the Symbion Long Term Incentive Plan and the Holdings 2007 Equity Incentive Plan in accordance with accounting guidance for stock-based compensation, under which the cost of equity awards to employees is measured by the fair value of the awards on their grant date, whether or not the awards had any intrinsic value. Amounts shown in the table above reflect the fair value measured on their grant date of awards under the Long Term Incentive Plan and the 2007 Equity Incentive Plan calculated in accordance with accounting guidance for stock-based compensation.  The value of all Long Term Incentive Plan awards was based on the determined market price of our common stock on the date of grant using general valuation principles. The 2007 Equity Incentive Plan awards were based on the value of $10 per share, the same as the value on the date of the Merger, which was determined to be the market value of our common stock based on general valuation principles.  No forfeitures occurred with respect to our Named Executive Officers during 2007, 2008 or 2009. See note 10 to the consolidated financial statements for further information regarding significant assumptions used to determine stock-based compensation expense.  In addition to the time-vesting stock options reflected in the table above, performance-vesting stock options were granted to the Named Executive Officers in 2007, However the Company has not assigned any value to the performance-vesting stock option awards because it is considered unlikely that the performance requirements will be met given current and foreseeable market conditions.  In the event such performance requirements are met, the maximum grant date fair value of such performance-vesting stock option awards would increase the amounts set forth in the table above by an additional $2.7 million for Mr. Francis, $1.6 million for Mr. Adlerz, $410,000 for Ms. Sparks, $410,000 for Mr. Mitchell and $410,000 for Mr. Kennedy.

(2)          Represents awards under the 2008 and 2009 Corporate Key Management Incentive Plans.  See “Grants of Plan-Based Awards” below for additional information on the 2009 awards.

(3)          Represents:

(a)          Company contributions to the Supplemental Executive Retirement Plan for Mr. Francis of $9,001 for 2007, and $9,270 for each of 2008 and 2009, Mr. Adlerz of $6,500 for 2007 and $6,695 for each of 2008 and 2009; Ms. Sparks of $3,914 for 2007 and $4,382 for each of 2008 and 2009; Mr. Mitchell of $4,255 for 2007 and $4,382 for each of 2008 and 2009; and Mr. Kennedy of $4,038 for 2007 and $4,159 for each of 2008 and 2009.

(b)         Company contributions to the 401(k) plan for Mr. Francis of $3,375 for 2007, $3,375 for 2008 and $2,587 for 2009; Mr. Adlerz of $3,375 for 2007, $3,375 for 2008 and $2,587 for 2009; Ms. Sparks of $3,034 for 2007, $3,064 for 2008 and $2,469 for 2009; Mr. Mitchell of $3,375 for 2007, $3,375 for 2008 and $2,485 for 2009; and Mr. Kennedy of $3,375 for 2007, $3,375 for 2008 and $2,368 for 2009.

(c)          Premiums we paid for term life insurance on behalf of each Named Executive Officer of $1,755 for 2007 and $1,548 for each of 2008 and 2009, for Mr. Francis; $1,353 for 2007, $1,344 for 2008 and $1,382 for 2009 for Mr. Adlerz; $718 for 2007, $879 for 2008 and $904 for 2009 for Ms. Sparks; $969 for 2007, $879 for 2008 and $904 for 2009 for Mr. Mitchell; and $917 for 2007, $834 for 2008 and $858 for 2009 for Mr. Kennedy.

(4)          Ms. Sparks was appointed Senior Vice President and Chief Financial Officer effective August 23, 2007.  She replaced Mr. Mitchell on that date.

Grants of Plan-Based Awards

The following table provides information regarding non-equity incentive awards granted during 2009 to our Named Executive Officers under the 2009 Corporate Key Management Incentive Plan, conditioned on achievement of applicable performance targets:

	Estimated Payouts Under Non-Equity Incentive Plan Awards(3)
	Threshold(1)	Target(2)	Maximum
Richard E. Francis, Jr.(4)	$76,385	$381,924	$1,203,274
Clifford G. Adlerz(4)	55,167	275,834	869,032
Teresa F. Sparks(4)	18,052	90,260	284,370
Kenneth C. Mitchell(4)	16,247	81,234	269,899
R. Dale Kennedy	11,479	85,667	255,933

(1)   Threshold is based upon minimum level of bonus payout assuming base level of performance is achieved. If base level is not reached, no bonus would be paid under the plan.

(2)   Target is based upon the expectation of the potential payout of non-equity incentive awards when the incentive plan was established.

(3)   Actual awards made under the plan for performance in 2009 are included in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation”.

(4)   The base level of performance was not achieved for Messrs. Francis, Adlerz or Mitchell or Ms. Sparks.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information with respect to the Named Executive Officers regarding outstanding equity awards as of December 31, 2009:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)		Number of Securities Underlying Unexercised Options (#) (Unexercisable)		Option Exercise Price ($)	Option Expiration Date
Richard E. Francis, Jr.	135,162	(1)	—		$1.50	5/16/12
	76,119	(1)	—		$1.50	12/10/13
	24,941	(1)	—		$1.50	12/10/14
	29,082	(1)	—		$1.50	1/05/15
	21,098	(1)	—		$1.50	1/18/14
	258,181	(2)	634,316	(2)	$10.00	8/31/17

Clifford G. Adlerz	108,128	(1)	—		$1.50	5/16/12
	60,505	(1)	—		$1.50	12/10/13
	15,588	(1)	—		$1.50	12/10/14
	18,176	(1)	—		$1.50	1/05/15
	15,171	(1)	—		$1.50	1/18/14
	172,121	(3)	433,509	(3)	$10.00	8/31/17

Teresa F. Sparks	1,729	(1)	—		$1.50	12/10/13
	6,361	(1)	—		$1.50	1/05/15
	2,982	(1)	—		$1.50	1/18/14
	30,913	(4)	104,023	(4)	$10.00	8/31/17

Kenneth C. Mitchell	9,352	(1)	—		$1.50	12/10/14
	10,905	(1)	—		$1.50	1/05/15
	4,741	(1)	—		$1.50	1/18/14
	30,913	(4)	104,023	(4)	$10.00	8/31/17

R. Dale Kennedy	9,066	(1)	—		$1.50	5/16/12
	30,913	(4)	104,023	(4)	$10.00	8/31/17

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

Option Exercises and Stock Vested

During 2009, the Named Executive Officers did not exercise any stock options.  In addition, no restricted stock or similar awards were outstanding during 2009.

Nonqualified Deferred Compensation

The following table shows the activity during 2009 and the aggregate balances held by each of the Named Executive Officers at December 31, 2009 under our SERP:

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year(1)	Aggregate Earnings (Losses) in Last Fiscal Year	Aggregate Balance at Last Fiscal Year End
Richard E. Francis, Jr.	$9,270	$9,270	$34,152	$139,460
Clifford G. Adlerz	6,695	6,695	16,959	81,515
Teresa F. Sparks	17,526	17,526	22,899	94,817
Kenneth C. Mitchell	4,381	4,382	14,310	60,504
R. Dale Kennedy	8,317	8,317	15,973	58,837

(1)          Amounts in this column are also reported in the “All Other Compensation” column of the Summary Compensation Table.

See “Compensation Discussion and Analysis — Components of Executive Compensation — Other Benefits” for additional information about the SERP.

Potential Payments Upon Termination or Change in Control

Employment Agreements. Messrs. Francis and Adlerz entered into new employment agreements with us which became effective on August 23, 2007 upon the consummation of the Merger. The initial term of each of the employment agreements is three years, which is automatically extended so that the term will be three years until terminated. We are able to terminate each employment agreement for cause, including (but not limited to) the executive’s conviction of a felony or gross negligence or internal misconduct in the performance of the executive’s duties to the extent it causes demonstrable harm to us. In addition, either party is able to terminate the employment agreement at any time by giving prior written notice to the other party. However, we would be obligated to pay the executive a severance benefit if we terminated the executive’s employment without cause or if the executive terminated his employment upon the occurrence of certain events specified in the agreement, including (but not limited to) a change in control or our material breach of the agreement which is not cured promptly. The severance benefit is generally equal to three times the executive’s highest base salary and the incentive bonus amount that would be paid for the current year as if the incentive bonus performance goals were fully achieved. Upon a termination of employment as a result of the executive’s disability, we will pay the executive contractual disability benefits. If the executive receives severance payments following a change in control of Symbion that are subject to tax under Section 4999 of the Internal Revenue Code, we will pay additional amounts to offset the effect of such taxes on the executive. Each of the employment agreements also includes a covenant not to compete in which the executive agrees that, during the term of the employment agreement and for a period of one year thereafter, he will not own or work for any other company that is predominantly engaged in the ownership and management of surgery centers.

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

Change in Control and Liquidity Events. As described above under “Compensation Discussion and Analysis — Components of Executive Compensation — Equity-Based Compensation,” the Company has awarded stock options to executive officers that become vested over a period of time provided that the executive officer continues to be employed by us and stock options that become vested upon achievement of performance goals. The effect of a change in control varies for time vesting options and options that vest upon performance.

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

Change in Control or Liquidity Event Rights on Termination of Employment. Termination of an executive officer’s employment by the Company without cause or upon a resignation for Good Reason will result in the right to exercise options as follows: (i) if termination occurs within 12 months following a Change in Control, the executive officer will be able to fully exercise the time vesting options and, to the extent that the performance conditions are satisfied, performance vesting options for three months following the date of the event; and (ii) if termination occurs within 12 months prior to the execution of an agreement that results in a liquidity event, the executive officer will be able to exercise the time vesting options to the extent that they were vested as of the termination of employment and, to the extent that the performance conditions are satisfied, performance vesting options for three months following the date of a liquidity event; provided, however, that the number of shares that can be acquired on exercise of the performance vesting option will be reduced by one-half if termination of employment is more than six months prior to execution of such agreement.

As it relates to Messrs. Francis and Adlerz, a termination of employment by the executive officer for “Good Reason” occurs following (a) any material breach by the Company of any material provision of the employment agreement; (b) a reduction in base salary or target bonus opportunity; (c) a material diminution in title or level of responsibility, or change in office or reporting relationship; (d) a transfer of the executive’s primary workplace by more than 35 miles; (e) the failure of the executive to be elected or the executive ceases be a member of our board or the board of Symbion (except for cause); or (g) the executive’s resignation for any reason within 120 days following a Change in Control.

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

Potential Payments. The following table shows the amounts that each Named Executive Officer would have received if the Named Executive Officer’s employment had been terminated for the reasons indicated effective December 31, 2009:

Name	Cash Compensation		Accelerated Vesting of Stock Options		Benefits		Total
Richard E. Francis, Jr.
Termination for cause, voluntary termination or retirement	$—		$—		$35,654	(1)	$35,654
Death	—		—		35,654	(1)	35,654
Disability	208,575	(2)	—		43,033	(3)	251,608
Termination by the Company without cause or by the NEO for Good Reason	2,781,000	(4)	—		43,033	(3)	2,824,033
Change in Control	3,431,794	(5)	—	(6)	43,033	(3)	3,474,827

Clifford G. Adlerz
Termination for cause, voluntary termination or retirement	—		—		25,750	(1)	25,750
Death	—		—		25,750	(1)	25,750
Disability	150,649	(2)	—		32,963	(3)	183,612
Termination by the Company without cause or by the NEO for Good Reason	2,008,500	(4)	—		32,963	(3)	2,041,463
Change in Control	2,452,473	(5)	—	(6)	32,963	(3)	2,485,436

Teresa F. Sparks
Termination for cause, voluntary termination or retirement	—		—		16,853	(1)	16,853
Death	—		—		16,853	(1)	16,853
Disability	—	(2)	—		16,853	(1)	16,853
Termination by the Company without cause or by the NEO for Good Reason	—		—		16,853	(1)	16,853
Change in Control	328,617	(7)	—	(6)	23,588	(3)	352,205

Kenneth C. Mitchell
Termination for cause, voluntary termination or retirement	—		—		16,853	(1)	16,853
Death	—		—		16,853	(1)	16,853
Disability	—	(2)	—		16,853	(1)	16,853
Termination by the Company without cause or by the NEO for Good Reason	—		—		16,853	(1)	16,853
Change in Control	317,663	(7)	—	(6)	23,588	(3)	341,251

R. Dale Kennedy
Termination for cause, voluntary termination or retirement	—		—		15,995	(1)	15,995
Death	—		—		15,995	(1)	15,995
Disability	—	(2)	—		15,995	(1)	15,995
Termination by the Company without cause or by the NEO for Good Reason	—		—		15,995	(1)	15,995
Change in Control	311,895	(7)	—	(6)	22,684	(3)	334,579

(1)          Represents accrued vacation only.

(2)          For Messrs. Francis and Adlerz, this represents a disability benefit annual payment equal to 75% of base salary for a maximum period of 36 months, less the amount that is provided under our disability plan that is generally available to all salaried employees. Our other Named Executive Officers are only eligible for disability benefits under our plan available to all salaried employees.

(3)          Includes accrued vacation and the premiums for medical, life and disability insurance benefits for the period of time the Named Executive Officer is eligible for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) in accordance with the Named Executive Officer’s employment agreement or the Executive Change in Control Severance Plan, as applicable.

(4)          Represents a severance payment equal to (a) three times the Named Executive Officer’s base salary plus (b) three times the target cash bonus amount for 2009 in accordance with the Named Executive Officer’s employment agreement.

(5)          Includes the amount described in footnote 4 above plus a “gross up” payment of all excise taxes imposed under Section 4999 of the Code and any federal income and excise taxes that are payable as a result of any reimbursements for Section 4999 excise taxes in accordance with the Named Executive Officer’s employment agreement. The gross up amount is $877,200 for Mr. Francis and $620,721 for Mr. Adlerz.  This calculation assumes termination of employment.

(6)          As discussed above, all unvested time vesting options held by an executive officer vest upon a Change in Control. In addition, if specified internal rates of return are achieved upon a liquidity event, then performance vesting options held by executive officers would vest in connection. The fair market value of Holdings common stock on December 31, 2009, as determined under general valuation principles, was less than the exercise price of the unvested options. Therefore, for purposes of this table, no value would have been realized for accelerated vesting of options upon a Change in Control.

(7)          Represents payment under the Executive Change in Control Severance Plan of one year of annual pay, which includes base pay and targeted bonus of 50% of base pay for Ms. Sparks and Mr. Kennedy and 45% for Mr. Mitchell.

The table above does not include information about vesting of Company contributions under our 401(k) plan or the SERP. Information about such plans can be found under “Other Effects of Termination of Employment or Change in Control” and “Nonqualified Deferred Compensation.”

Director Compensation

None of our directors received compensation for service as a member of our (or Holdings) board or board committees for 2009. They are reimbursed for any expenses incurred in connection with their service.

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

Compensation Committee

Robert V. Delaney
Thomas S. Murphy, Jr.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our capital stock is owned by our parent company, Holdings.  The following table presents information with respect to the beneficial ownership of Holdings’ common stock as of March 31, 2010 by (a) any person or group who beneficially owns more than five percent of Holdings common stock, (b) each of our directors and Named Executive Officers and (c) all directors and executive officers as a group.  The percentage shares outstanding provided in the table are based on 24,816,623 shares of our common stock, par value $0.01 per share, outstanding as of March 31, 2010.

Name of Beneficial Holder	Number of Shares(1)	Percent of Class
Crestview Funds(2)	14,500,000	58.4%
The Northwestern Mutual Life Insurance Company(3)	4,000,000	16.1
Trident IV, L.P.(4)	3,000,000	12.1
Banc of America Capital Investors V, L.P.(5)	2,500,000	10.1
Richard E. Francis, Jr.(6)(7)	771,140	3.0
Clifford G. Adlerz(6)(8)	479,755	1.9
Teresa F. Sparks(6)(9)	41,985	*
Kenneth C. Mitchell(6)(10)	55,911	*
R. Dale Kennedy(6)(11)	39,979	*
Thomas S. Murphy, Jr.(12)	0	*
Robert V. Delaney(12)	0	*
Quentin Chu(12)	0	*
Craig R. Callen(12)	0	*
Kurt E. Bolin(4)	0	*
All directors and executive officers as a group (10 persons) (13)	1,388,770	5.4%

*           Less than one percent.

(1)   Beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to options that are exercisable within 60 days of March 31, 2010. Shares issuable pursuant to options are deemed outstanding in computing the percentage held by the person holding the options but are not deemed outstanding in computing the percentage held by any other person.

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

(7)   Includes options to purchase 544,583 shares which were exercisable as of March 31, 2010 or become exercisable within 60 days following March 31, 2010.

(8)   Includes options to purchase 389,689 shares which were exercisable as of March 31, 2010 or become exercisable within 60 days following March 31, 2010.

(9)   Represents options to purchase 41,985 shares which were exercisable as of March 31, 2010 or become exercisable within 60 days following March 31, 2010.

(10) Represents options to purchase 55,911 shares which were exercisable as of March 31, 2010 or become exercisable within 60 days following March 31, 2010.

(11) Represents options to purchase 39,979 shares which were exercisable as of March 31, 2010 or become exercisable within 60 days following March 31, 2010.

(12) The address of each of Messrs. Murphy, Delaney, Chu and Callen is 667 Madison Avenue, New York, New York 10021.

(13) Includes options to purchase 1,072,147 shares which were exercisable as of March 31, 2010 or become exercisable within 60 days following March 31, 2010.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which shares of the common stock of Holdings are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders (1)	3,372,586	$7.98	183,817
Equity compensation plans not approved by security holders	—	—	—
Total	3,372,586	$7.98	183,817

(1)          Represents stock options granted or issuable under the Holdings 2007 Equity Incentive Plan.  See additional disclosure at Item 7. “Financial Statements and Supplementary Data - Note 10. Stock Options”.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

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

Shareholders Agreement

Holdings, the Crestview Funds, the other co-investors and each of our management shareholders entered into a shareholders’ agreement at the closing of the Merger.

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

Director Independence

We do not have securities listed on a national securities exchange or in an automated inter-dealer quotation system of a national securities association and, as such, are not subject to the director independence requirements of such an exchange or association.  In addition, based on the listing standards of The NASDAQ Stock Market, the national securities exchange upon which our common stock was traded prior to the Merger, we would be a “controlled company” within the meaning of Rule 5615(c)(1) of the Nasdaq Listing rules because Crestview and its affiliates own a majority of the equity of Holdings, and Holdings owns all of our common stock.  As a controlled company, we would qualify for exemptions from certain NASDAQ corporate governance rules, including the requirement that the board of directors be composed of a majority of independent directors.

Item 13.  Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for 2009 and 2008, and fees billed for other services rendered by Ernst & Young LLP for 2009 and 2008:

	2009	2008
Audit Fees	$780,642	$1,056,523
Audit-Related Fees	—	28,500
Tax Fees	186,393	602,540
All Other Fees	—	—
Total	$967,035	$1,687,563

Audit Fees.  These fees were primarily for professional services rendered by Ernst & Young LLP in connection with the audit of our consolidated annual financial statements.  The fees also include services related to Securities and Exchange Commission filings.

Audit-Related Fees.  For 2008, these fees were for services rendered by Ernst & Young LLP related to our Toggle Note offering and  a subscription to online accounting services.

Tax Fees.  These fees were for services rendered by Ernst & Young LLP for compliance regarding tax filings and for other tax planning and tax advice services.

All Other Fees.  For 2009 and 2008, Ernst & Young LLP did not render any other professional services or bill any fees for other services not included within Audit Fees or Tax Fees.

Pre-approval of Auditor Services

The charter of the Audit and Compliance Committee provides that the Audit and Compliance Committee must pre-approve all services to be provided by the independent auditors prior to the commencement of work.  Unless the specific service has been pre-approved with respect to that year, the Audit and Compliance Committee must approve the permitted service before the independent auditors are engaged to perform it.  For 2009, all services provided by Ernst & Young LLP were pre-approved by the Audit and Compliance Committee.

All non-audit services were reviewed with the Audit and Compliance Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of the accounting firm’s independence in the conduct of its auditing functions.

PART IV

Item 14.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)         Consolidated Financial Statements

The consolidated financial statements required to be included in Part II, Item 7. are indexed on Page F-1 and submitted as a separate section of this report.

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
10.3

Credit Agreement, dated as of August 23, 2007, among Symbol Holdings Corporation, Symbol Merger Sub, Inc., the Lenders party thereto from time to time, Merrill Lynch Capital Corporation as Administrative Agent and Collateral Agent, Bank of America, N.A. as Syndication Agent, The Royal Bank of Scotland PLC and Fifth Third Bank as Co-Documentation Agents, and Merrill Lynch & Co., Merrill, Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC as Joint Lead Arrangers and Joint Lead Bookrunners (c)

10.4	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (d)
10.5	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (e)
10.6	Symbion Holdings Corporation 2007 Equity Incentive Plan (b) (g)
10.7	Symbion, Inc. Executive Change in Control Severance Plan (b) (g)
10.8	Symbion Holdings Corporation Compensatory Equity Participation Plan (b) (g)
10.9	Shareholders Agreement, dated as of August 23, 2007, among Symbion Holdings Corporation and the stockholders of Symbion Holdings Corporation and other persons named therein (b)
10.10	Advisory Services and Monitoring Agreement, dated as of August 23, 2007, among Symbion, Inc., Symbion Holdings Corporation and Crestview Advisors, L.L.C. (b)
10.11	Form of Employee Contribution Agreement (b)
10.12	Symbion, Inc. Supplemental Executive Retirement Plan (f) (g)
10.13	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc. (c)
10.14	Interest Rate Swap Agreement, dated October 31, 2007, between Symbion, Inc and Merrill Lynch Capital Services, Inc. (c)
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 24, 2007 (File No. 000-50574)
(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (Registration No. 333-153678)
(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended (File No. 000-50574)
(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554)
(e)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574)
(f)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50574)
(g)	Compensation plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Symbion, Inc.

We have audited the accompanying consolidated balance sheets of Symbion, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008 and the period from August 24, 2007 to December 31, 2007, and the period from January 1, 2007 to August 23, 2007 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symbion, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and the period from August 24, 2007 to December 31, 2007, and the period from January 1, 2007 to August 23, 2007 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its accounting and disclosure for noncontrolling interests with the adoption of the guidance originally issued in FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB ASC Topic 810, Consolidation) effective January 1, 2009.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 31, 2010

SYMBION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2009	December 31, 2008 (As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$47,920	$41,833
Accounts receivable, less allowance for doubtful accounts of $9,859 and $11,993, respectively	36,636	34,707
Inventories	9,730	9,050
Prepaid expenses and other current assets	12,511	12,719
Deferred tax asset	432	825
Current assets of discontinued operations	530	1,104
Total current assets	107,759	100,238
Land	2,938	2,938
Buildings and improvements	53,726	53,847
Furniture and equipment	57,201	49,093
Computers and software	4,022	2,864
	117,887	108,742
Less accumulated depreciation	(28,628)	(14,057)
Property and equipment, net	89,259	94,685
Intangible assets	19,480	19,570
Goodwill	545,238	541,831
Investments in and advances to affiliates	17,652	14,532
Other assets	10,687	11,875
Long-term assets of discontinued operations	651	833
Total assets	$790,726	$783,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,306	$5,392
Accrued payroll and benefits	5,922	7,500
Other accrued expenses	31,352	22,240
Current maturities of long-term debt	20,212	12,205
Current liabilities of discontinued operations	1,186	629
Total current liabilities	66,978	47,966
Long-term debt, less current maturities	445,008	440,612
Deferred income tax payable	40,776	33,008
Other liabilities	6,279	12,526
Long-term liabilities of discontinued operations	3,330	236

Noncontrolling interests — redeemable	31,546	32,645

Stockholders’ equity:
Common stock, 1,000 shares, $0.01 par value, authorized, issued and outstanding at December 31, 2009 and December 31, 2008	—	—
Additional paid-in-capital	242,623	240,815
Accumulated other comprehensive loss	(2,731)	(5,584)
Retained deficit	(46,479)	(24,025)
Total Symbion, Inc. stockholders’ equity	193,413	211,206
Noncontrolling interests — non-redeemable	3,396	5,365
Total equity	196,809	216,571
Total liabilities and stockholders’ equity	$790,726	$783,564

See Notes to Consolidated Financial Statements.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008 (As Adjusted)	August 24, 2007 to December 31, 2007 (As Adjusted)	January 1, 2007 to August 23, 2007 (Predecessor, As Adjusted)	Year Ended December 31, 2007 (Combined, As Adjusted)
Revenues	$346,984	$331,900	$106,640	$197,665	$304,305
Operating expenses:
Salaries and benefits	96,844	90,510	29,763	54,048	83,811
Supplies	74,905	67,562	21,932	39,103	61,035
Professional and medical fees	23,162	19,021	6,468	12,120	18,588
Rent and lease expense	25,603	22,307	7,038	12,297	19,335
Other operating expenses	28,070	26,044	8,610	15,273	23,883
Cost of revenues	248,584	225,444	73,811	132,841	206,652
General and administrative expense	21,448	23,923	7,912	23,961	31,873
Depreciation and amortization	17,314	15,175	4,732	7,920	12,652
Provision for doubtful accounts	3,354	3,861	1,758	2,691	4,449
(Income) loss on equity investments	(2,318)	(1,504)	(21)	5	(16)
Impairment and loss on disposal of long-lived assets	3,505	1,899	53	319	372
Gain on sale of long-lived assets	(250)	(975)	(319)	(596)	(915)
Proceeds from insurance settlements, net	(430)	—	—	(161)	(161)
Litigation settlements, net	—	893	—	—	—
Merger transaction expenses	—	—	—	7,522	7,522
Total operating expenses	291,207	268,716	87,926	174,502	262,428
Operating income	55,777	63,184	18,714	23,163	41,877
Interest expense, net	(44,981)	(43,426)	(14,763)	(5,228)	(19,991)
Income before income taxes and discontinued operations	10,796	19,758	3,951	17,935	21,886
Provision (benefit) for income taxes	7,766	13,256	(776)	4,016	3,240
Income from continuing operations	3,030	6,502	4,727	13,919	18,646
Loss from discontinued operations, net of taxes	(6,097)	(3,643)	(269)	(438)	(707)
Net (loss) income	(3,067)	2,859	4,458	13,481	17,939
Less: Net income attributable to noncontrolling interests	(19,387)	(23,657)	(7,685)	(15,656)	(23,341)
Net loss attributable to Symbion, Inc.	$(22,454)	$(20,798)	$(3,227)	$(2,175)	$(5,402)

See Notes to Consolidated Financial Statements.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Symbion, Inc. Common Stock		Additional	Accumulated Other Comprehensive	Retained Earnings	Noncontrolling Interests-Non-	Total Shareholders’
	Shares	Amount	Paid-in Capital	Income (Loss)	(Deficit)	redeemable	Equity
Balance at December 31, 2006 (Predecessor, as audited)	21,643,291	$216	$212,452	$485	$72,126	$5,244	$290,523
Issuance of warrants and common stock, net of repurchases, and other	89,367	1	959	—	—	—	960
Amortized compensation expense related to stock options and restricted stock	—	—	10,337	—	—	—	10,337
Unrealized gain on interest rate swap, net of taxes	—	—	—	(485)	—	—	(485)
Retirement of common stock in connection with Merger	(21,590,992)	(216)	(223,747)	—	—	—	(223,963)
Common stock rolled over	(141,666)	(1)	(1)	—	—	—	(2)
Net loss, January 1, 2007, through August 23, 2007	—	—	—	—	(2,175)	849	(1,326)
Distributions to noncontrolling interest holders	—	—	—	—	—	(870)	(870)
Acquisitions and disposal of shares of noncontrolling interests	—	—	—	—	—	712	712
Other	—	—	—	—	—	(277)	(277)
Elimination of retained earnings as of merger date	—	—	—	—	(69,951)	—	(69,951)
Balance at August 23, 2007 (Predecessor, as adjusted)	—	$—	$—	$—	$—	$5,658	$5,658
Issuance of common stock, net of issuance costs of $60	1,000	—	244,942	—	—	—	244,942
Payment of sponsor fee	—	—	(6,650)	—	—	—	(6,650)
Amortized compensation expense related to stock options	—	—	409	—	—	—	409
Unrealized loss on interest rate swap, net of taxes	—	—	—	(2,188)	—	—	(2,188)
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,164)	(2,164)
Acquisitions and disposal of shares of noncontrolling interests	—	—	—	—	—	715	715
Other	—	—	—	—	—	279	279
Net loss, August 24, 2007 to December 31, 2007 (as adjusted)	—	—	—	—	(3,227)	1,447	(1,780)
Balance at December 31, 2007 (as adjusted)	1,000	$—	$238,701	$(2,188)	$(3,227)	$5,935	$239,221
Amortized compensation expense related to stock options	—	—	2,114	—	—	—	2,114
Unrealized loss on interest rate swap, net of taxes	—	—	—	(3,396)	—	—	(3,396)
Distributions to noncontrolling interest holders	—	—	—	—	—	(3,555)	(3,555)
Acquisitions and disposal of shares of noncontrolling interests	—	—	—	—	—	(356)	(356)
Other	—	—	—	—	—	160	160
Net loss	—	—	—	—	(20,798)	3,181	(17,617)
Balance at December 31, 2008 (as adjusted)	1,000	$—	$240,815	$(5,584)	$(24,025)	$5,365	$216,571
Amortized compensation expense related to stock options	—	—	1,297	—	—	—	1,297
Unrealized loss on interest rate swap, net of taxes	—	—	—	2,853	—	—	2,853
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,966)	(2,966)
Acquisitions and disposal of shares of noncontrolling interests	—	—	511	—	—	220	731
Net loss	—	—	—	—	(22,454)	777	(21,677)

Balance at December 31, 2009	1,000	$—	$242,623	$(2,731)	$(46,479)	$3,396	$196,809

See Notes to Consolidated Financial Statements.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008 (As Adjusted)	August 24, 2007 to December 31, 2007 (As Adjusted)	January 1, 2007 to August 23, 2007 (Predecessor, As Adjusted)	Year Ended December 31, 2007 (Combined, As Adjusted)
Cash flows from operating activities:
Net (loss) income	$(3,067)	$2,859	$4,458	$13,481	$17,939
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations	6,097	3,643	269	438	707
Depreciation and amortization	17,314	15,175	4,732	7,920	12,652
Amortization of deferred financing costs	2,004	4,477	1,872	322	2,194
Non-cash payment-in-kind interest option	23,263	17,616	—	—	—
Non-cash stock option compensation expense	1,297	2,114	409	10,337	10,746
Non–cash recognition of other comprehensive loss into earnings	2,853	—	—	—	—
Non–cash credit risk adjustment of financial instruments	1,629	—	—	—	—
Non–cash losses (gains)	2,825	924	31	(305)	(274)
Deferred income taxes	8,682	13,718	2,217	13,637	15,854
Equity in earnings of unconsolidated affiliates, net of distributions received	(207)	333	(21)	5	(16)
Provision for doubtful accounts	3,354	3,861	1,758	2,691	4,449
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(4,142)	(3,536)	(90)	(166)	(256)
Income taxes payable	1,762	1,959	6,096	(10,402)	(11,899)
Other assets and liabilities	(2,225)	(877)	(979)	(5,086)	1,528
Net cash provided by operating activities — continuing operations	61,439	62,266	20,752	32,872	53,624
Net cash (used in) provided by operating activities — discontinued operations	(1,021)	(43)	580	24	604
Net cash provided by operating activities	60,418	62,223	21,332	32,896	54,228
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(126)	(15,695)	(9,815)	(14,981)	(24,796)
Purchases of property and equipment, net	(9,861)	(15,649)	(6,948)	(7,664)	(14,612)
Payments from unit activity of unconsolidated facilities	(724)	—	—	—	—
Change in other assets	(694)	(1,504)	(841)	1,401	560
Net cash used in investing activities — continuing operations	(11,405)	(32,848)	(17,604)	(21,244)	(38,848)
Net cash used in investing activities — discontinued operations	(40)	(358)	(24)	(36)	(60)
Net cash used in investing activities	(11,445)	(33,206)	(17,628)	(21,280)	(38,908)
Cash flows from financing activities:
Principal payments on long-term debt	(13,741)	(18,675)	(1,492)	(161,555)	(163,047)
Repayment of bridge facility	—	(179,937)	—	—	—
Proceeds from debt issuances	678	13,491	50	458,597	458,647
Proceeds from issuance of Toggle Notes	—	179,937	—	—	—
Payment of debt issuance costs	(203)	(4,739)	—	(12,544)	(12,544)
Distributions to noncontrolling interests	(24,971)	(23,423)	(7,301)	(17,185)	(24,486)
Proceeds from unit activity of consolidated facilities	307	219	756	2,241	2,997
Payment of merger costs incurred by Symbion Holdings Corporation	—	—	(445)	(6,528)	(6,973)
Cash paid to shareholders	—	—	—	(490,510)	(490,510)
Proceeds from issuance of common stock, net of issuance costs	—	—	—	239,085	239,085
Other financing activities	(4,940)	1,437	(952)	250	(702)
Net cash (used in) provided by financing activities — continuing operations	(42,870)	(31,690)	(9,384)	11,851	2,467
Net cash used in financing activities — discontinued operations	(16)	(150)	(11)	(29)	(40)
Net cash (used in) provided by financing activities	(42,886)	(31,840)	(9,395)	11,822	2,427
Net increase (decrease) in cash and cash equivalents	6,087	(2,823)	(5,691)	23,438	17,747
Cash and cash equivalents at beginning of period	41,833	44,656	50,347	26,909	26,909
Cash and cash equivalents at end of period	$47,920	$41,833	$44,656	$50,347	$44,656

See Notes to Consolidated Financial Statements.

SYMBION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

1.  Organization

Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies and operates a national network of short stay surgical facilities in joint ownership with physicians and physician groups, hospitals and hospital systems.  As of December 31, 2009, the Company owned and operated 59 surgical facilities, including 55 ambulatory surgery centers and four surgical hospitals, and managed eight additional ambulatory surgery centers and two physician networks.  The Company owns a majority ownership interest in 36 of the 59 surgical facilities and consolidates 52 of these surgical facilities for financial reporting purposes, of which 51 are included in continuing operations.

On August 23, 2007, the Company was acquired by an investment group led by an affiliate of Crestview Partners, L.P. (“Crestview”).  As a result of this merger (the “Merger”), the Company no longer has publicly traded equity securities.  The Company is a wholly owned subsidiary of Symbion Holdings Corporation (“Holdings”), which is owned by an investor group that includes affiliates of Crestview, members of the Company’s management and other investors.  The Company’s financial position and the results of operations prior to the Merger are presented separately in the consolidated financial statements as “Predecessor” financial statements.  Symbion, Inc. is referred to as the “Predecessor” for all periods and dates through August 23, 2007 and Symbion, Inc. is referred to as the “Company” for all periods and dates subsequent to August 23, 2007.  References made herein to the “Company,” unless indicated otherwise or the context requires, include the Predecessor.  As a result of the Merger, which substantially increased the Company’s debt and interest expense, and the revaluation of assets and liabilities as a result of purchase accounting associated with the Merger, the combined 2007 financial statements are for comparison purposes only as they represent the combination of different bases of accounting.

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

The expenses incurred as a result of the Merger are classified as follows in the accompanying statements of operations (in thousands):

	January 1, 2007 to August 23, 2007 (Predecessor)	Year Ended December 31, 2007 (Combined)
Cost of revenues	$710	$710
General and administrative expense	8,152	8,152
Merger transaction expenses	7,522	7,522
Net income attributable to noncontrolling interests	(329)	(329)
Total	$16,055	$16,055

Additionally, the Company paid $7.0 million in costs incurred by Crestview in connection with the Merger which were recorded as additional purchase price.

3.  Significant Accounting Policies and Practices

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and accompanying footnotes.  Examples include, but are not limited to, estimates of accounts receivable allowances, professional and general liabilities and the estimate of deferred tax assets or liabilities.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All adjustments are of a normal, recurring nature.  Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business.  The physician limited partners and physician minority members of the entities that the Company controls are responsible for the supervision and delivery of medical services.  The governance rights of limited partners and minority members are restricted to those that protect their financial interests.  Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach of the partnership or operating agreement, gross negligence or bankruptcy.  These protective rights do not preclude consolidation of the respective partnerships and limited liability companies.  The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of ASC Topic 810, Consolidation.  The variable interest entities are surgical facilities located in the states of Florida and New York.  With regard to the New York facility, the Company is the primary beneficiary due to the level of variability within the management service agreement, as well as the obligation and likelihood of absorbing the majority of expected gains and losses.   Regarding the Florida facility, the Company has fully guaranteed debt obligations.  The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected gains and losses.  The accompanying consolidated balance sheets as of December 31, 2009 and December 31, 2008 include assets of $14.5 million and $17.6 million, respectively, and liabilities of $4.4 million and $8.3 million, respectively, related to the variable interest entities.  All significant intercompany balances and transactions are eliminated in consolidation.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), or inputs other than quoted prices in active markets that are either directly or indirectly observable (Level 2), or unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions (Level 3), depending on the Nature of the item being valued.

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of their short-term nature.

The carrying amount and fair value of the Company’s term loans under its senior secured credit facility and the Toggle Notes as of December 31, 2009 and 2008 were as follows:

	Carrying Amount December 31,		Fair Value December 31,
	2009	2008	2009	2008
Tranche A, term loan	$115,438	$117,939	$103,120	$70,763
Tranche B, term loan	116,687	117,938	104,237	70,763
Senior PIK Toggle Notes	206,967	184,635	156,260	73,854

The fair value of the term loans and Toggle Notes were based on quoted prices at December 31, 2009 and 2008.  The Company’s long-term debt instruments are discussed further in Note 8.

The Company determines the fair value of its interest rate swap based on the amount at which it could be settled, which is considered to be the exit price.  This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk.  The Company has categorized its interest rate swap as a Level 2 financial instrument.  See Note 8 for further discussion regarding the interest rate swap.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.

Accounts Receivable

Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients.  The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies.  Concentration of credit risk with respect to other payors is limited because of the large number of such payors.  Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value.  The Company does not require collateral for private pay patients.  Accounts receivable at December 31, 2009 and December 31, 2008 were as follows (in thousands):

	December 31,
	2009	2008
Surgical facilities	$36,039	$34,053
Physician networks	597	654
Total	$36,636	$34,707

The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgical facilities as of December 31, 2009 and December 31, 2008:

	December 31,
	2009	2008
Private insurance	59%	59%
Government	15	15
Self-pay	13	15
Other	13	11
Total	100%	100%

Allowance for Doubtful Accounts

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

Changes in the allowance for doubtful accounts and the amounts charged to revenues, costs and expenses were as follows (in thousands):

	Allowance Balance at Beginning of Period	Charged to Revenues, Costs and Expenses	Charged to Other Accounts (1)	Other	Allowance Balance at End of Period
Year ended December 31:
2007	$24,576	$4,449	$938	$(14,355)	$15,608
2008	15,608	3,861	152	(7,628)	11,993
2009	11,993	3,354	—	(5,488)	9,859

(1)          Relates to allowances for doubtful accounts recorded under the purchase method of accounting for acquired entities.

Inventories

Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value.  Cost is determined using the first-in, first-out method.

Prepaid and Other Current Assets

A summary of prepaid and other current assets is as follows (in thousands):

	2009	2008
Prepaid expenses	$5,072	$4,947
Other receivables	7,439	7,772
	$12,511	$12,719

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

Depreciation expense, including the amortization of assets under capital leases, was $17.3 million, $15.2 million and $12.7 million for the periods ended December 31, 2009, 2008 and 2007, respectively.

Impairment of Long-Lived Assets

When events or circumstances indicate that the carrying value of certain property and equipment might be impaired, the Company prepares an expected undiscounted cash flow projection.  If the projection indicates that the recorded amounts of the property and equipment are not expected to be recovered, these amounts are reduced to estimated fair value.  The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation.  In 2009, the Company recorded an impairment of $2.4 million related to its equity method investment located in Arcadia, California.   This impairment charge is included in the impairment and loss on disposal of long-lived assets.  The Company recorded no impairment charges for 2008 and 2007.

Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets acquired.  The Company tests for impairment annually as of December 31, or more frequently if certain indicators are encountered.  See Note 6 for further discussion of our goodwill impairment valuation.

Other Intangible Assets

The Company recorded intangible assets of $19.5 million as a result of the purchase price allocation related to the certificates of need for certain of its facilities.  These indefinite lived assets are not amortized, but will be assessed for possible impairment as part of the Company’s annual impairment analysis.

Unfavorable leasehold rights arising from the Merger were $869,000.  Amortization of $83,468 and $110,835 was recorded in 2009 and 2008, respectively.  The unamortized balance at December 31, 2009 totaled $674,697.  The unfavorable leasehold rights are amortized on a straight-line basis over the life of the applicable lease and reflected as a component of cost of revenues from continuing operations.  Scheduled amortization expense for the five years ending December 31, 2010 to 2014 is $83,468 per year.

Noncontrolling Interests

The consolidated financial statements include all assets, liabilities, revenues and expenses of surgical facilities in which the Company has sufficient ownership and rights to allow the Company to consolidate the surgical facilities.  The Company has recorded noncontrolling interests in the earnings (losses) of such surgical facilities.

Investments in and Advances to Affiliates

As of December 31, 2009 and 2008, the Company held interests in eight and nine surgical facilities, respectively, in which it exercised significant influence. However, the Company does not consolidate these facilities because of a lack of control.  The Company accounts for such investments under the equity method.  As of both December 31, 2009 and 2008, the Company owned less than 20% of three of these surgical facilities, but exerted significant influence through board of director representation, as well as an agreement to manage the surgical facilities.

Other Assets (Liabilities)

Other assets at December 31, 2009 and 2008 included approximately $9.5 million and $11.3 million, respectively, related to deferred financing costs.  Deferred financing costs primarily relate to the Company’s senior secured credit facility and the issuance of the Toggle Notes. Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements.  The deferred financing costs are amortized as interest expense on the accompanying consolidated statements of operations.

Other liabilities at 2008 included approximately $7.0 million related to the fair value of the Company’s interest rate swap.  The Company’s interest rate swap agreement was entered into to reduce the interest rate risk associated with the interest rate on the Company’s senior secured credit facility.  In 2009, the interest rate swap liability is considered a current liability, as it expires in October 2010.  As such, the liability is included in other accrued expenses as of December 31, 2009.

Other Accrued Expenses

A summary of other accrued expenses is as follows (in thousands):

	2009	2008
Interest payable	$9,945	$9,787
Current taxes payable	5,782	2,284
Self-insurance liabilities	2,651	2,325
Interest rate swap liability	5,045	—
Other accrued expenses	7,929	7,844
	$31,352	$22,240

Comprehensive Income

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that result from recognized transactions.  The Company entered into an interest rate swap agreement on October 31, 2007.  The value of the interest rate swap was recorded as a current liability of $5.0 million at December 31, 2009.  Prior to 2009, the change in the fair value of the interest rate swap was recorded to comprehensive income, net of taxes.  Effective in 2009, the Company records the current market value of the interest rate swap as an adjustment to interest expense in the accompanying consolidated statement of operations.

Revenues

Revenues by service type consist of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2009	2008	2007
Patient service revenues	$332,708	$315,869	$289,271
Physician service revenues	6,464	6,548	5,623
Other service revenues	7,812	9,483	9,411
Total revenues	$346,984	$331,900	$304,305

Patient Service Revenues

Approximately 96% of the Company’s revenues are patient service revenues.  Patient service revenues are revenues from surgical or diagnostic procedures performed in each of the facilities that the Company consolidates for financial reporting purposes.  The fee charged for a procedure varies depending on the procedure, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications.  Also, in a very limited number of surgical facilities, the Company charges for anesthesia services.  The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.  Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid.  Changes in estimated contractual adjustments and discounts are recorded in the period of change.

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

Physician service revenues consist of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2009	2008	2007
Professional services revenues	$18,736	$18,623	$16,243
Contractual adjustments	(9,414)	(9,294)	(7,685)
Clinic revenue	9,322	9,329	8,558
Medical group retainage	(2,858)	(2,781)	(2,935)
Physician service revenues	$6,464	$6,548	$5,623

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

The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the periods indicated (in thousands):

	Year Ended December 31,
	2009	2008	2007
Private Insurance	71%	72%	73%
Government	24	22	21
Self-pay	4	4	4
Other	1	2	2
Total	100%	100%	100%

Supplemental Cash Flow Information

The Company made cash income tax payments of $288,000, $409,000 and $8.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company made interest payments of $18.2 million, $33.8 million and $17.0 million for the years ended December 31, 2009, 2008 and 2007 respectively.  The Company entered into capital leases for $408,000, $1.9 million and $908,000 of equipment for the years ended December 31, 2009, 2008 and 2007, respectively.

Recently Adopted Accounting Guidelines

On September 30, 2009, we adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the financial statements.

On January 1, 2009, we adopted changes issued by the FASB to noncontrolling interests in consolidated financial statements.  These changes require, among other items, that a noncontrolling interest be included within equity separate from the parent’s equity; consolidated net income be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares; and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all be reported on the consolidated statement of operations.  The implementation of these changes also results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities.  Those changes to the statement of cash flows include: a) distributions to noncontrolling interest partners were previously recorded as an operating activity and are now included in the financing activities section; and b) acquisitions or sales of equity interests in consolidated subsidiaries in which there were no changes of control were previously recorded in the investing section and are now presented as financing activities.

We could be obligated, under the terms of the partnership and operating agreements governing our joint ventures, upon the occurrence of various fundamental regulatory changes, to purchase some or all of the noncontrolling interests related to our consolidated subsidiaries.  These repurchase requirements are limited to the portions of our facilities that are owned by physicians who perform surgery at our facilities and would be triggered by regulatory changes making the existing ownership structure illegal.  While we are not aware of events that would make the occurrence of such a change probable, regulatory changes are outside of our control.  Accordingly, the noncontrolling interests subject to these repurchase provisions, and the income attributable to those interests, have been classified outside of equity on our consolidated balance sheets.

Effective January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations.  These changes retain the purchase method of accounting for acquisitions, but require a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred.  Furthermore, these changes provide guidance for recognizing and measuring the goodwill acquired in the business combination and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  We have applied these changes to the acquisitions completed during the year ended December 31, 2009.

Effective January 1, 2009, we adopted changes issued by the FASB to the method of determination of the useful life of intangible assets.  This guidance amends the factors that should be considered in determining the useful life of a recognized intangible asset.  The intent of this guidance is to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

Effective January 1, 2009, we adopted changes issued by the FASB to equity method investment accounting.  These changes clarify the accounting for certain transactions and impairment considerations involving equity method investments.  The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Effective January 1, 2009, we adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities.  This guidance requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The objective of the guidance is to provide users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  We are adhering to the enhanced disclosure requirements regarding derivative instruments and hedging activities.

In April 2009, we adopted changes issued by the FASB to interim disclosures about fair value of financial instruments, which require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of the guidance, and to include disclosures related to the methods and significant assumptions used in estimating those instruments.  Other than the required disclosures, these changes had no impact on the financial statements.

On June 30, 2009, we adopted changes issued by the FASB to subsequent events.  This guidance establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before the financial statements are issued.  We evaluated all subsequent events that occurred after the balance sheet date through the filing of this Annual Report on Form 10-K on March 31, 2010.

Reclassifications

Certain reclassifications have been made to the comparative periods’ financial statements to conform to the 2009 presentation.  The reclassifications primarily related to the presentation of discontinued operations and noncontrolling interests and had no impact on the Company’s financial position or results of operations.

4.  Acquisitions and Equity Method Investments

Effective May 1, 2009, the Company acquired a 49.8% ownership interest in a surgical hospital in Austin, Texas for $350,000 plus the assumption of $2.6 million of debt.  The acquisition included gross accounts receivable of $7.1 million.  The Company recorded the receivables at $1.8 million, which was deemed to be fair value of the receivables at the date of the acquisition.  This fair value estimate was assumed by the Company to be fully collectible as of the acquisition date.  The acquisition was financed with cash from operations.  The Company, as general partner, has the ability to direct the financial affairs of the facility, and as such, this facility is consolidated for financial reporting purposes.

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

These acquisitions were accounted for under the purchase method of accounting, and accordingly, the results of operations of the acquired consolidated businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition.  These acquisitions placed the Company in new markets or expanded the Company’s presence in current markets.

The Company also engages in investing transactions that are not business combinations.  These transactions primarily consist of acquisitions and sales of non-controlling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development.  During the first quarter of 2009, the Company acquired an incremental ownership of 18.0% in its surgical facility located in Westlake Village, California for $416,000.   Prior to the acquisition, the Company owned 1.0% of this facility.  The acquisition was financed with cash from operations.

Effective September 1, 2009, the Company acquired an ownership of 28.8% in a surgical facility located in Gresham, Oregon for $525,000.  The acquisition was financed with cash from operations.  The Company accounts for this investment under the equity method.

During 2008, the Company acquired an incremental ownership of 16.7% in its surgical facility located in Irvine, California for $3.1 million and an incremental ownership of 18.0% in its surgical facility located in Arcadia, California for $304,000.  Prior to the acquisitions, the Company owned 15.3% of the Irvine, California surgical facility and 19.2% of the Arcadia, California surgical facility.

Additionally during 2008, the Company acquired an incremental ownership of 18.5% in its surgical facility located in Irvine, California for $5.1 million.  Through this acquisition, the Company obtained a controlling interest in the facility.  The acquisition was treated as a business combination and the Company began consolidating the facility for financial reporting purposes in 2008.  The Company also acquired an incremental ownership in three other of its existing surgical facilities located in California.  The Company acquired an incremental ownership of 10.7% in two surgical facilities located in Beverly Hills, California for an aggregate of $2.5 million and a 6.4% incremental ownership in a surgical facility located in Encino, California for $2.0 million.  Prior to the acquisitions, the Company owned 55.1% and 57.0% of the two Beverly Hills, California surgical facilities and 55.5% of the Encino, California surgical facility.

5.  Discontinued Operations

In February 2009, the Company completed its shutdown of the Englewood, Colorado facility.  The Company recorded a loss on the disposal of $5.9 million, which includes an accrual of $4.6 million for future contractual obligations under a facility operating lease.  As of December 31, 2009, this lease liability was $3.9 million. As of December 31, 2009, the Company owned one surgical facility that is classified as discontinued operations.  The results of operations in these centers are presented net of income taxes in the accompanying consolidated financial statements as discontinued operations.  The accompanying consolidated financial statements have been reclassified to conform to this presentation for all periods presented.  These required reclassifications of prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net loss or cash flows.

Revenues, the loss on operations before income taxes, income tax provision (benefit), loss (gain) on sale, net of tax and the loss from discontinued operations net of tax for the years ended December 31, 2009, 2008 and 2007 related to discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net revenues	$4,508	$7,463	$9,803
Loss on operations, before tax	$(240)	$(792)	$(1,522)
Income tax provision (benefit)	$17	$(676)	$(580)
(Loss) gain on sale, net of tax	$(5,840)	$(3,527)	$235
Loss from discontinued operations, net of taxes	$(6,097)	$(3,643)	$(707)

6.  Goodwill and Intangible Assets

The Company tests its goodwill and intangible assets for impairment at least annually, or more frequently if certain indicators arise.  The Company tests goodwill at the reporting unit level, which the Company concludes is the consolidated results of Symbion, Inc.  The Company completed the required annual impairment testing as of December 31, 2009, 2008 and 2007.

During 2009, the Company performed its impairment test by developing a fair value estimate of the business enterprise as of December 31, 2009 using a discounted cash flow approach and corroborated this analysis using a market-based approach.  As the Company does not have publicly traded equity from which to derive a market value, an assessment of peer company data was performed whereby the Company selected comparable peers based on growth and leverage ratios, as well as industry specific characteristics.  Based on the comparable peer market trading data, the Company identified a reasonable estimate for the market trading price of the Company as of December 31, 2009.  This market-based approach was then used to corroborate the results of the discounted cash flows approach.  No impairment was indicated as of December 31, 2009.

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2008	$541,831
Purchase price allocations	3,583
Disposals	(176)
Balance at December 31, 2009	$545,238

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

The Company has intangible assets related to the certificates of need for certain of its facilities of $19.5 million.  These indefinite-lived assets are not amortized but are assessed for possible impairment as part of the Company’s impairment analysis.

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

The future minimum lease payments under non-cancelable operating leases at December 31, 2009 are as follows (in thousands):

2010	$23,498
2011	22,575
2012	21,755
2013	18,287
2014	13,097
Thereafter	48,302
Total minimum lease payments	$147,514

Total rent and lease expense was $25.6 million, $22.3 million and $19.3 million for the periods ended December 31, 2009, 2008 and 2007, respectively.  The Company incurred rental expense of $5.6 million, $4.6 million and $4.7 million under operating leases with physician investors and an entity that is an affiliate of one of the Company’s former directors for the periods ended December 31, 2009, 2008 and 2007, respectively.

8.  Long-Term Debt

The Company’s long-term debt is summarized as follows (in thousands):

	December 31,
	2009	2008
Senior secured credit facility	$232,125	$235,875
Senior PIK toggle notes	206,967	184,635
Notes payable to banks	14,433	17,636
Secured term loans	2,628	3,213
Capital lease obligations	9,067	11,458
	465,220	452,817
Less current maturities	(20,212)	(12,205)
	$445,008	$440,612

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

The Tranche A Term Loan matures on August 23, 2013, the Tranche B Term Loan matures on August 23, 2014 and the Revolving Facility matures on August 23, 2013.  The Tranche A Term Loan requires quarterly principal payments $1.6 million through September 30, 2010, quarterly payments of $4.7 million from December 31, 2010 through September 30, 2011, quarterly payments of $6.3 million from December 31, 2011 through September 30, 2012, quarterly payments of $18.1 million from December 31, 2012 through June 30, 2013 and a balloon payment of $12.6 million on August 23, 2013.  The Tranche B Term Loan requires quarterly principal payments of $312,500 through June 30, 2014 and a balloon payment of $111.1 million on August 23, 2014.

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

As of December 31, 2009, the amount outstanding under the senior secured credit facility was $232.1 million with an interest rate on the borrowings of 3.5%.  The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used.  The Company pays this fee quarterly.  As of December 31, 2009, the amount available under the Revolving Facility was $100.0 million.

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

The FASB established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company determines the fair value of its interest rate swap based on the amount at which it could be settled, which is referred to as the exit price.  This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk.  The Company has categorized its interest rate swap as Level 2.

The interest rate swap agreement exposes both parties of the swap instrument to credit risk in the event of non-performance by the counter-party.  As of December 31, 2009, the Company recorded a credit risk adjustment of $189,000 to reduce the carrying value of the swap liability, reflecting the liability at fair value.

The Company does not hold or issue derivative financial instruments for trading purposes.  The fair value of the Company’s interest rate swap at December 31, 2009 and December 31, 2008 reflected a liability of approximately $5.0 million and $7.0 million, respectively, and is included in other accrued expenses and other liabilities in the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively.  The interest rate swap reflects a liability balance as of December 31, 2009 and 2008 because of decreases in market interest rates since inception.

At inception, the Company designated the interest rate swap as a cash flow hedge instrument.  The Company assesses the effectiveness of this cash flow hedge instrument on a quarterly basis.  Due to the significant decline in benchmark interest rates, the Company elected, as of January 28, 2009, an interest term under the provisions of the hedged term debt agreement, different than the terms of the hedging instrument.  The Company has determined that this benchmark interest rate swap would no longer result in effectiveness within an acceptable range under the authoritative guidance, on a prospective basis.  As of December 31, 2008, the Company determined the hedge instrument to be ineffective and discontinued hedge accounting treatment.  In January 2009, the Company began recognizing a ratable portion of the $7.0 million in accumulated other comprehensive income as additional interest expense, over the remaining life of the hedging instrument which expires October 31, 2010.  Also in January 2009, the Company began recording into earnings the mark-to-market adjustment to reflect the fair value of the hedging instrument.  During 2009, the Company recorded a mark-to-market adjustment of $3.6 million as a reduction of interest expense and additional interest expense of $3.8 million related to the amortization of the interest rate swap balance in accumulated other comprehensive income.

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

Upon issuance of the Toggle Notes, the Company elected to exercise the PIK option by increasing the principal amount of the Toggle Notes in lieu of making scheduled interest payments of $4.7 million for the interest period through August 23, 2008.  On August 23, 2008, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 23, 2008 to February 23, 2009.  This election increased the principal due on the Toggle Notes by $10.8 million in the first quarter of 2009.  On February 23, 2009, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from February 23, 2009 to August 23, 2009.  This election increased the principal due on the Toggle Notes by $11.5 million in the third quarter of 2009.  On August 23, 2009, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 23, 2009 to February 23, 2010.  The Company has accrued $8.6 million in interest in other accrued expenses as of December 31, 2009 and will reclassify the total accrued interest to the principal balance of the Toggle Notes on February 23, 2010.

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

At December 31, 2009, the Company was in compliance with all material covenants required by each of the senior secured credit facility and the Toggle Notes.

Notes Payable to Banks

Certain subsidiaries of the Company have outstanding bank indebtedness of $14.4 million which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.  The Company has guaranteed $9.4 million of this debt.

Capital Lease Obligations

The Company is liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at December 31, 2009 and 2008 was $9.1 million and $11.5 million, respectively.  The carrying value of the assets was $5.9 million and $4.5 million as of December 31, 2009 and 2008, respectively.

Other Long-Term Debt Information

Scheduled maturities of obligations as of December 31, 2009 are as follows (in thousands):

	Long-term Debt	Capital Lease Obligations	Total
2010	$16,036	$4,176	$20,212
2011	24,047	2,441	26,488
2012	41,776	1,588	43,364
2013	54,174	624	54,798
2014	112,390	52	112,442
Thereafter	207,730	186	207,916
	$456,153	$9,067	$465,220

9.  Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return.  The partnerships and limited liability companies file separate income tax returns.  The Company’s allocable portion of each partnership’s and limited liability company’s income or loss is included in the taxable income of the Company.  The remaining income or loss of each partnership and limited liability company is allocated to the other owners.  The Company made income tax payments of $288,000 and $409,000 for the periods ended December 31, 2009 and 2008, respectively.

Income tax (benefit) expense from continuing operations is comprised of the following (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	August 24, 2007 to December 31, 2007	January 1, 2007 to August 23, 2007 (Predecessor)	January 1, 2007 to December 31, 2007 (Combined)
Current:
Federal	$(111)	$(1,756)	$(3,347)	$1,199	$(2,148)
State	673	453	354	348	702
Deferred	7,204	14,559	2,217	2,469	4,686
Income tax (benefit) expense	$7,766	$13,256	$(776)	$4,016	$3,240

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income (loss) before taxes by the U.S. federal statutory rate of 35% was as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	August 24, 2007 to December 31, 2007	January 1, 2007 to August 23, 2007 (Predecessor)	January 1, 2007 to December 31, 2007 (Combined)
Tax at U.S. statutory rates	$3,810	$6,915	$1,383	$6,277	$7,660
State income taxes, net of federal tax benefit	565	993	(171)	90	(81)
Change in valuation allowance	10,192	14,137	402	193	595
Non-deductible transaction costs	—	—	—	2,947	2,947
Net income attributable to noncontrolling interests	(6,786)	(8,280)	(2,690)	(5,479)	(8,169)
Other	(15)	(509)	300	(12)	288
	$7,766	$13,256	$(776)	$4,016	$3,240

The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax liability are as follows at December 31 (in thousands):

	2009	2008
Deferred tax assets:
Depreciation	$—	$—
Accrued vacation and bonus	296	798
Net operating loss carryforwards	26,116	14,801
Deferred project costs	84	317
Deferred rent	979	—
Interest rate swap	1,964	2,518
Capital loss carryforward	5,619	5,729
Stock option compensation	3,139	2,771
Other deferred assets	1,084	401
Total gross deferred tax assets	39,281	27,335
Less: Valuation allowance	(37,371)	(24,481)
Total deferred tax assets	1,910	2,854
Deferred tax liabilities:
Depreciation on property and equipment	(193)	(723)
Amortization of intangible assets	(2,241)	(2,364)
Basis differences of partnerships and joint ventures	(39,150)	(31,350)
Other liabilities	(670)	(600)
Total deferred tax liabilities	(42,254)	(35,037)
Net deferred tax liability	$(40,344)	$(32,183)

As of December 31, 2009, the Company has recorded current deferred tax assets and net non-current deferred tax liabilities of $432,000 and $40.8 million, respectively.  The Company had federal net operating loss carryforwards of $56.0 million as of December 31, 2009, which expire between 2027 and 2029.  The Company had state net operating loss carryforwards of $150.7 million as of December 31, 2009, which expire between 2009 and 2029.  The Company had capital loss carryforwards of $16.1 million as of December 31, 2009, which expire between 2009 and 2013.

The Company recorded a valuation allowance against deferred tax assets at December 31, 2009 and December 31, 2008 totaling $37.4 and $24.5 million, respectively, which represents an increase of approximately $12.9 million.  The valuation allowance has been provided for certain deferred tax assets, for which the Company believes it is more likely than not that the assets will not be realized.  During 2008, goodwill was reduced by approximately $122,000 as a result of the utilization of state net operating losses that relate to the predecessor and for which a valuation allowance was previously recorded.

The benefit for income taxes for the period ended August 23, 2007 includes approximately $8.1 million of transactions costs incurred related to the Merger that may not be deductible for tax purposes.  The treatment of these costs as non-deductible reduced the Company’s tax benefit and increased the tax expense for the period ended August 23, 2007.

For the year ended December 31, 2009, the Company recorded income tax expense of $16,961 related to discontinued operations.

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits at December 31, 2009 and 2008 is as follows (in thousands).

	2009	2008
Unrecognized tax benefits balance at January 1	$44	$86
Additions based on tax provisions related to the current year	3,094	—
Additions for tax positions of prior years	190	6
Reductions for settlements with taxing authorities	(13)	(48)
Unrecognized tax benefits balance at December 31	$3,315	$44

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2009 and 2008, the Company had approximately $96,000 and $20,000 of accrued interest and penalties related to uncertain tax positions, respectively.

Total amount of accrued liabilities related to uncertain tax positions that would affect the Company’s effective tax rate if recognized is $3.3 million as of December 31, 2009 and $44,000 as of December 31, 2008.  The tax years 2006 through 2009 remain open to examination by major taxing jurisdictions to which the Company is subject.

10.  Stock Options

Overview

The Company recognizes in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards.

The Predecessor used the modified prospective method of adoption, and the Company uses the Black-Scholes option pricing model to value any options awarded subsequent to adoption of ASC 718, Compensation, Stock Compensation.  Under the modified prospective method, compensation cost is recognized for all share-based payments granted or modified after January 1, 2006 for all unvested awards granted prior to the effective date of ASC 718.  The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  All option pricing models require the input of highly subjective assumptions including the expected stock price volatility and the expected exercise patterns of the option holders.

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

During 2009, 94,417 options to purchase shares of common stock included in the August 31, 2007 grant, which were reserved for issuance for positions to be filled after the initial grant, were issued to certain employees of the Company.  During 2008, 87,386 options included in the August 31, 2007 grant were issued to certain employees of the Company.  The Company began expensing these options during the requisite service period.

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

Valuation Methodology

The fair values of the options were derived using the Black-Scholes option pricing model.  In applying the Black-Scholes option pricing model, the Company used the following assumptions:

•                  Weighted average risk-free interest rate.  The risk-free interest rate is used as a component of the fair value of stock options to take into account the time value of money.  For the risk-free interest rate, the Company uses the implied yield on United States Treasury zero-coupon issues with a remaining term equal to the expected life, in years, of the options granted.

•                  Expected volatility.  Volatility, for the purpose of stock-based compensation, is a measurement of the amount that a share price has fluctuated.  Expected volatility involves reviewing historical volatility and determining what, if any, change the share price will have in the future.  FASB recommended that companies such as Holdings, whose common stock is not publicly traded or had a limited public stock trading history, use average volatilities of similar entities.  As a result, the Company has used the average volatilities of some of its competitors as an estimate in determining stock option fair values.

•                  Expected life, in years.  A clear distinction is made between the expected life of the option and the contractual term of the option.  The expected life of the option is considered the amount of time, in years, that the option is expected to be outstanding before it is exercised.  Whereas, the contractual term of the stock option is the term the option is valid before it expires.

•                  Expected dividend yield.  Since issuing dividends will affect the fair value of a stock option, GAAP requires companies to estimate future dividend yields or payments.  The Company has not historically issued dividends and does not intend to issue dividends in the future.

•                  Expected forfeiture rate.  The Company uses an estimated forfeiture rate based on historical experience for the respective position held by the option holder.  The Company reviews the forfeiture estimate annually in comparison to the actual forfeiture rate experienced.

The following table summarizes the assumptions used by the Company in the valuation of the time-vested options for the various periods:

	Weighted average fair value per share	Weighted average risk- free interest rate	Expected volatility	Expected life, in years	Expected dividend yield	Expected forfeiture rate
August 31, 2007	$4.91	4.4%	42.0%	6.5	0.0%	4.0%
March 31, 2008	$4.72	4.4%	42.0%	6.5	0.0%	4.0%
March 31, 2009	$0.70	0.5%	42.0%	6.5	0.0%	4.0%

Pro Forma Net Income

The Company recorded non-cash compensation expense of $1.3 million for the year ended December 31, 2009 and $2.1 million for the year ended December 31, 2008.  Non-cash compensation expense of $409,000 was recorded for the Successor period of 2007 from August 24, 2007 to December 31, 2007.  After noncontrolling interests and the related tax benefit, the Company recorded a net impact of approximately $793,000 for 2009, $1.3 million for 2008 and $250,000 for the period August 24, 2007 to December 31, 2007.

Outstanding Option Information

The following is a summary of option transactions since the Merger on August 23, 2007:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
				(in thousands)		(in years)
Outstanding as of August 23, 2007	—	$—	$—	$—	$—	—
Rolled over	611,799	1.50	8.81	5,390	7.31	6.1
Granted	2,908,852	10.00	4.91	14,282	—	9.6
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2007	3,520,651	8.52	5.59	19,672	—	8.5
Exercisable at December 31, 2007	872,262	4.04	7.65	6,669	3.61	7.1

2008 Activity
Granted	—	$—	$—	$—	$—	—
Exercised	—	—	—	—	—	—
Forfeited	78,527	—	—	—	—	—
Vested	275,213	10.00	4.90	1,349	—	8.6
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2008	3,442,124	8.49	5.60	19,287	—	7.8
Exercisable at December 31, 2008	1,147,475	$5.47	$6.99	$8,017	$1.52	6.6

2009 Activity
Granted	—	$—	$—	$—	$—	—
Exercised	—	—	—	—	—	—
Forfeited	69,538	—	—	—	—	—
Vested	284,655	10.00	4.76	1,355	—	7.7
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2009	3,372,586	8.46	5.62	18,945	—	6.5
Exercisable at December 31, 2009	1,432,129	$6.37	$6.54	$9,372	$0.18	6.1

As of December 31, 2009, the total compensation expense related to non-vested time-based awards not yet recognized was $2.7 million.  This expense will be recognized over 3 years.

The following table summarizes information regarding the options outstanding at December 31, 2009:

Options Outstanding				Options Exercisable
Exercise Prices	Outstanding as of December 31, 2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of December 31, 2009	Weighted- Average Exercise Price
$1.50	611,799	4.07	$1.50	611,799	$1.50
10.00	2,760,787	7.77	10.00	820,330	10.00
	3,372,586	6.54	7.98	1,432,129	6.37

Total unvested share awards as of December 31, 2009 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
				(in thousands)		(in years)
Unvested at January 1, 2009	2,294,649	$10.00	$4.73	$10,858	—	8.7
Forfeited	69,538	—	—	—	—	—
Vested	284,655	10.00	4.76	1,355	—	7.8
Unvested at December 31, 2009	1,940,456	10.00	4.93	9,569	—	7.8

11.  Employee Benefit Plans

Symbion, Inc. 401(k) Plan

The Symbion, Inc. 401(k) Plan (the “401(k) Plan”) is a defined contribution plan whereby employees who have completed six months of service in which they have worked a minimum of 1,000 hours and are age 21 or older are eligible to participate.  Employees may enroll in the plan on either January 1 or July 1 of each year.  The 401(k) Plan allows eligible employees to make contributions of varying percentages of their annual compensation, up to the maximum allowed amounts by the Internal Revenue Service.  Eligible employees may or may not receive a match by the Company of their contributions.  The match varies depending on location and is determined prior to the start of each plan year.  Generally, employer contributions vest 20% after two years of service and continue vesting at 20% per year until fully vested.  The Company’s matching expense for the periods ended December 31, 2009, 2008 and 2007 was $326,000, $1.1 million and $892,000, respectively.

Supplemental Retirement Savings Plan

The Company adopted the supplemental retirement savings plan (the “SERP”) in May 2005.  The SERP provides supplemental retirement alternatives to eligible officers and key employees of the Company by allowing participants to defer portions of their compensation.  Under the SERP, eligible employees may enroll in the plan before December 31 to be entered in the plan the following year.  Eligible employees may defer into the SERP up to 25% of their normal period payroll and up to 50% of their annual bonus.  If the enrolled employee contributes a minimum of 2% of his or her base salary into the SERP, the Company will contribute 2% of the enrolled employee’s base salary to the plan and has the option of contributing additional amounts.  Periodically, the enrolled employee’s deferred amounts are transferred to a plan administrator.  The plan administrator maintains separate non-qualified accounts for each enrolled employee to track deferred amounts.  On May 1 of each year, the Company is required to make its contribution to each enrolled employee’s account.  Compensation expense recorded by the Company related to the Company’s contribution to the SERP was $53,000, $54,000 and $46,000, for years ended December 31, 2009, 2008 and 2007, respectively.

12.  Recently Issued Accounting Guidelines

In June 2009, the FASB issued Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) interests should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. ASU 2009-17 requires a number of additional disclosures about an entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 became applicable to the Company on January 1, 2010. The Company is in the process of evaluating the potential impact of these changes on the financial statements.

13.  Commitments and Contingencies

Debt and Lease Guaranty on Non-consolidated Entities

The Company has guaranteed $1.4 million of operating lease payments of certain surgical facilities.  These operating leases typically have 10 year terms, with optional renewal periods.  As of December 31, 2009, the Company has also guaranteed $2.2 million of debt of six non-consolidating surgical facilities.  In the event that the Company meets certain financial and debt service benchmarks, the guarantees at these surgical facilities will expire between 2010 and 2017.

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

Acquired Facilities

The Company, through its wholly owned subsidiaries or controlled partnerships and limited liability companies, has acquired and will continue to acquire surgical facilities with prior operating histories.  Such facilities may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws.  Although the Company attempts to assure itself that no such liabilities exist and obtains indemnification from prospective sellers covering such matters and institutes policies designed to conform centers to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies.  There can be no assurance that any such matter will be covered by indemnification or, if covered, that the liability sustained will not exceed contractual limits or the financial capacity of the indemnifying party.

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

14.  Related Party Transactions

In addition to related party transactions discussed elsewhere in the notes to the accompanying consolidated financial statements, the consolidated financial statements include the following related party transactions.  On August 23, 2007, the Company entered into a ten year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, for the year ended December 31, 2009, has an asset of $643,845 that is included in prepaid expenses and other current assets.

As of December 31, 2009 and 2008, the Company has $545,000 and $560,000, respectively payable to physicians at one of our physician networks as a result of cash receipts in excess of expenditures for the related facilities.  These amounts are included in other accrued expenses.

15.  Selected Quarterly Financial Data (Unaudited)

The following is selected quarterly financial data for each of the four quarters in 2009 and 2008.  Quarterly results are not necessarily representative of operations for a full year.

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited and in thousands)
Revenues	$84,171	$88,461	$86,766	$87,586
Cost of revenues	57,416	62,756	64,150	64,262
Income (loss) from continuing operations	3,738	3,310	(3,207)	(811)
Net (loss) income	(2,494)	3,407	(3,030)	(950)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited and in thousands)
Revenues	$79,253	$84,361	$83,570	$84,716
Cost of revenues	54,380	56,011	57,539	57,514
Income (loss) from continuing operations	5,022	6,754	4,083	(9,357)
Net income (loss)	4,808	4,945	3,615	(10,509)

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

SYMBION, INC.

CONSOLIDATING BALANCE SHEET

December 31, 2009

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,272	$14,992	$21,656	$—	$47,920
Accounts receivable, net	—	586	36,050	—	36,636
Inventories	—	—	9,730	—	9,730
Prepaid expenses and other current assets	4,234	416	7,861	—	12,511
Due from related parties	106,061	—	—	(106,061)	—
Deferred Tax Asset - Current	432	—	—	—	432
Current assets of discontinued operations	—	—	530	—	530
Total current assets	121,999	15,994	75,827	(106,061)	107,759
Property and equipment, net	1,331	433	87,495	—	89,259
Goodwill and intangibles	564,718	—	—	—	564,718
Investments in and advances to affiliates	990	46,821	4,193	(34,352)	17,652
Other assets	9,790	44	853	—	10,687
Long-term assets of discontinued operations	—	—	651	—	651
Total assets	$698,828	$63,292	$169,019	$(140,413)	$790,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15	$136	$8,155	$—	$8,306
Accrued payroll and benefits	464	593	4,865	—	5,922
Due to related parties	—	61,080	44,981	(106,061)	—
Other accrued expenses	17,296	390	13,666	—	31,352
Current maturities of long-term debt	10,865	—	9,347	—	20,212
Current liabilities of discontinued operations	—	—	1,186	—	1,186
Total current liabilities	28,640	62,199	82,200	(106,061)	66,978
Long-term debt, less current maturities	428,655	—	16,353	—	445,008
Deferred income tax payable	40,424	—	352	—	40,776
Other liabilities	3,503	103	2,673	—	6,279
Long-term liabilities of discontinued operations	—	—	3,330	—	3,330
Noncontrolling interest - redeemable	—	—	31,546	—	31,546
Total Symbion, Inc. stockholders’ equity	197,606	990	29,169	(34,352)	193,413
Noncontrolling interests - nonredeemable	—	—	3,396	—	3,396
Total equity	197,606	990	32,565	(34,352)	196,809
Total liabilities and stockholders’ equity	$698,828	$63,292	$169,019	$(140,413)	$790,726

SYMBION, INC.

CONSOLIDATING BALANCE SHEET

December 31, 2008

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,369	$9,801	$27,663	$—	$41,833
Accounts receivable, net	—	654	34,053	—	34,707
Inventories	—	—	9,050	—	9,050
Prepaid expenses and other current assets	6,481	585	5,653	—	12,719
Due from related parties	78,735	—	—	(78,735)	—
Deferred Tax Asset - Current	825	—	—	—	825
Current assets of discontinued operations	—	—	1,104	—	1,104
Total current assets	90,410	11,040	77,523	(78,735)	100,238
Property and equipment, net	3,900	878	89,907	—	94,685
Goodwill and intangibles	561,401	—	—	—	561,401
Investments in and advances to affiliates	6,033	22,006	1,019	(14,526)	14,532
Other assets	11,345	85	445	—	11,875
Long-term assets of discontinued operations	—	—	833	—	833
Total assets	$673,089	$34,009	$169,727	$(93,261)	$783,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1	$53	$5,338	$—	$5,392
Accrued payroll and benefits	1,822	678	5,000	—	7,500
Due to related parties	—	27,030	51,705	(78,735)	—
Other accrued expenses	15,373	77	6,790	—	22,240
Current maturities of long-term debt	3,998	17	8,190	—	12,205
Current liabilities of discontinued operations	—	—	629	—	629
Total current liabilities	21,194	27,855	77,652	(78,735)	47,966
Long-term debt, less current maturities	417,217	—	23,395	—	440,612
Other liabilities	9,927	121	22,960	—	33,008
Deferred income tax payable	12,526	—	—	—	12,526
Long-term liabilities of discontinued operations	—	—	236	—	236
Noncontrolling interest - redeemable	—	—	32,645	—	32,645
Total Symbion, Inc. stockholders’ equity	212,225	6,033	7,474	(14,526)	211,206
Noncontrolling interests - nonredeemable	—	—	5,365	—	5,365
Total equity	212,225	6,033	12,839	(14,526)	216,571
Total liabilities and stockholders’ equity	$673,089	$34,009	$169,727	$(93,261)	$783,564

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2009

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$35,064	$9,299	$317,997	$(15,376)	$346,984
Operating expenses:
Salaries and benefits	—	4,751	92,093	—	96,844
Supplies	—	698	74,207	—	74,905
Professional and medical fees	—	1,153	22,009	—	23,162
Rent and lease expense	—	772	24,831	—	25,603
Other operating expenses	—	507	27,563	—	28,070
Cost of revenues	—	7,881	240,703	—	248,584
General and administrative expense	21,448	—	—	—	21,448
Depreciation and amortization	696	270	16,348		17,314
Provision for doubtful accounts	—	198	3,156	—	3,354
Income on equity investments	—	(2,318)	—	—	(2,318)
Impairment and (gain) loss on disposal of long-lived assets	835	2,420	—	—	3,255
Proceeds from insurance settlements, net	—	(430)	—		(430)
Management fees	—	—	15,376	(15,376)	—
Equity in earnings of affiliates	(23,814)	(22,542)	—	46,356	—
Total operating expenses	(835)	(14,521)	275,583	30,980	291,207
Operating income (loss)	35,899	23,820	42,414	(46,356)	55,777
Interest (expense) income, net	(51,134)	(6)	6,159	—	(44,981)
(Loss) income before taxes and discontinued operations	(15,235)	23,814	48,573	(46,356)	10,796
Provision for income taxes	7,219	—	547	—	7,766
(Loss) income from continuing operations	(22,454)	23,814	48,026	(46,356)	3,030
Loss from discontinued operations, net of taxes	—	—	(6,097)	—	(6,097)
Net (loss) income	(22,454)	23,814	41,929	(46,356)	(3,067)
Net (loss) income attributable to noncontrolling interests	—	—	(19,387)	—	(19,387)
Net (loss) income attributable to Symbion, Inc.	$(22,454)	$23,814	$22,542	$(46,356)	$(22,454)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2008

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$35,122	$10,685	$301,767	$(15,674)	$331,900
Operating expenses:
Salaries and benefits	—	17,229	73,281	—	90,510
Supplies	—	923	66,639	—	67,562
Professional and medical fees	—	5,416	13,605	—	19,021
Rent and lease expense	—	2,032	20,275	—	22,307
Other operating expenses	—	3,658	22,386	—	26,044
Cost of revenues	—	29,258	196,186	—	225,444
General and administrative expense	23,923	—	—	—	23,923
Depreciation and amortization	280	492	14,403	—	15,175
Provision for doubtful accounts	—	262	3,599	—	3,861
Income on equity investments	—	(1,504)	—	—	(1,504)
Impairment and (gain) loss on disposal of long-lived assets	—	—	924	—	924
Litigation Settlements, net	—	—	893	—	893
Management fees	—	—	15,674	(15,674)	—
Equity in earnings of affiliates	(22,312)	(39,841)	—	62,153	—
Total operating expenses	1,891	(11,333)	231,679	46,479	268,716
Operating income (loss)	33,231	22,018	70,088	(62,153)	63,184
Interest (expense) income, net	(41,977)	294	(1,743)	—	(43,426)
(Loss) income before taxes and discontinued operations	(8,746)	22,312	68,345	(62,153)	19,758
Provision for income taxes	12,052	—	1,204	—	13,256
Income (loss) from continuing operations	(20,798)	22,312	67,141	(62,153)	6,502
Loss from discontinued operations, net of taxes	—	—	(3,643)	—	(3,643)
Net (loss) income	(20,798)	22,312	63,498	(62,153)	2,859
Net loss attributable to noncontrolling interests	—	—	(23,657)	—	(23,657)
Net (loss) income attributable to Symbion, Inc.	$(20,798)	$22,312	$39,841	$(62,153)	$(20,798)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the period August 24, 2007 to December 31, 2007

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$5,932	$3,590	$101,941	$(4,823)	$106,640
Operating expenses:
Salaries and benefits	—	1,560	28,203	—	29,763
Supplies	—	299	21,633	—	21,932
Professional and medical fees	—	304	6,164	—	6,468
Rent and lease expense	—	215	6,823	—	7,038
Other operating expenses	—	143	8,467	—	8,610
Cost of revenues	—	2,521	71,290	—	73,811
General and administrative expense	7,912	—	—	—	7,912
Depreciation and amortization	184	360	4,188	—	4,732
Provision for doubtful accounts	—	63	1,695	—	1,758
Income on equity investments	—	(21)	—	—	(21)
Impairment and (gain) loss on disposal of long-lived assets	2	(275)	7	—	(266)
Management fees	—	—	4,823	(4,823)	—
Equity in earnings of affiliates	(11,218)	(8,790)	—	20,008	—
Total operating expenses	(3,120)	(6,142)	82,003	15,185	87,926
Operating income (loss)	9,052	9,732	19,938	(20,008)	18,714
Interest (expense) income, net	(14,006)	1,486	(2,243)	—	(14,763)
(Loss) income before taxes and discontinued operations	(4,954)	11,218	17,695	(20,008)	3,951
Provision for income taxes	(1,727)	—	951	—	(776)
Income (loss) from continuing operations	(3,227)	11,218	16,744	(20,008)	4,727
Loss from discontinued operations, net of taxes	—	—	(269)	—	(269)
Net income (loss)	(3,227)	11,218	16,475	(20,008)	4,458
Net income attributable to noncontrolling interests	—	—	(7,685)	—	(7,685)
Net income (loss) attributable to Symbion, Inc.	$(3,227)	$11,218	$8,790	$(20,008)	$(3,227)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the period January 1, 2007 to August 23, 2007

	PREDECESSOR
	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$10,984	$6,673	$188,874	$(8,866)	$197,665
Operating expenses:
Salaries and benefits	—	2,792	51,256	—	54,048
Supplies	—	411	38,692	—	39,103
Professional and medical fees	—	267	11,853	—	12,120
Rent and lease expense	—	347	11,950	—	12,297
Other operating expenses	—	245	15,028	—	15,273
Cost of revenues	—	4,062	128,779	—	132,841
General and administrative expense	23,961	—	—	—	23,961
Depreciation and amortization	396	211	7,313	—	7,920
Provision for doubtful accounts	—	98	2,593	—	2,691
Loss on equity investments	—	5	—	—	5
Impairment and (gain) loss on disposal of long-lived assets	(1,453)	(113)	1,289	—	(277)
Management fees	—	—	8,866	(8,866)	—
Equity in earnings of affiliates	(28,272)	(23,273)	—	51,545	—
Proceeds from insurance and litigation settlements, net	—	—	(161)	—	(161)
Merger transaction expenses	7,522	—	—	—	7,522
Total operating expenses	2,154	(19,010)	148,679	42,679	174,502
Operating income (loss)	8,830	25,683	40,195	(51,545)	23,163
Interest (expense) income, net	(6,322)	2,589	(1,495)	—	(5,228)
(Loss) income before taxes and discontinued operations	2,508	28,272	38,700	(51,545)	17,935
Provision (benefit) for income taxes	4,683	—	(667)	—	4,016
Income (loss) from continuing operations	(2,175)	28,272	39,367	(51,545)	13,919
Loss from discontinued operations, net of taxes	—	—	(438)	—	(438)
Net (loss) income	(2,175)	28,272	38,929	(51,545)	13,481
Net loss attributable to noncontrolling interests	—	—	(15,656)	—	(15,656)
Net (loss) income attributable to Symbion, Inc.	$(2,175)	$28,272	$23,273	$(51,545)	$(2,175)

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2009

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(22,454)	$23,814	$41,929	$(46,356)	$(3,067)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	6,097	—	6,097
Depreciation and amortization	696	270	16,348	—	17,314
Amortization of deferred financing costs	2,004	—	—	—	2,004
Non-cash payment-in-kind interest option	23,263	—	—	—	23,263
Non-cash stock option compensation expense	1,297	—	—	—	1,297
Non-cash recognition of other comprehensive loss into earnings	2,853	—	—	—	2,853
Non-cash credit risk adjustment of financial instruments	1,629	—	—	—	1,629
Non-cash losses	835	1,990	—	—	2,825
Deferred income taxes	8,682	—	—	—	8,682
Equity in earnings of consolidated affiliates	(23,814)	(22,542)	—	46,356	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—	(207)	—	—	(207)
Provision for doubtful accounts	—	198	3,156	—	3,354
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(4,142)	—	(4,142)
Income taxes receivable	1,762	—	—	—	1,762
Other assets and liabilities	20,108	1,668	(24,001)	—	(2,225)
Net cash provided by operating activities — continuing operations	16,861	5,191	39,387	—	61,439
Net cash used in operating activities —discontinued operations	—	—	(1,021)	—	(1,021)
Net cash provided by operating activities	16,861	5,191	38,366	—	60,418
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(126)	—	—	—	(126)
Purchases of property and equipment, net	(226)	—	(9,635)	—	(9,861)
Change in other assets	(724)	—	(694)	—	(1,418)
Net cash used in investing activities — continuing operations	(1,076)	—	(10,329)	—	(11,405)
Net cash used in investing activities — discontinued operations	—	—	(40)	—	(40)
Net cash used in investing activities	(1,076)	—	(10,369)	—	(11,445)
Cash flows from financing activities:
Principal payments on long-term debt	(4,046)	—	(9,695)	—	(13,741)
Proceeds from debt issuances	—	—	678	—	678
Payment of debt issuance costs	(203)	—		—	(203)
Distributions to noncontrolling interests	—	—	(24,971)	—	(24,971)
Proceeds from unit activity of consolidated facilities	307	—	—	—	307
Change in other long-term liabilities	(4,940)	—	—	—	(4,940)
Net cash used in financing activities — continuing operations	(8,882)	—	(33,988)	—	(42,870)
Net cash used in financing activities — discontinued operations	—	—	(16)	—	(16)
Net cash used in financing activities	(8,882)	—	(34,004)	—	(42,886)
Net (decrease) increase in cash and cash equivalents	6,903	5,191	(6,007)	—	6,087
Cash and cash equivalents at beginning of period	4,369	9,801	27,663	—	41,833
Cash and cash equivalents at end of period	$11,272	$14,992	$21,656	$—	$47,920

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2008

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(20,798)	$22,312	$63,498	$(62,153)	$2,859
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	3,643	—	3,643
Depreciation and amortization	280	492	14,403	—	15,175
Amortization of deferred financing costs	4,477	—	—	—	4,477
Non-cash payment-in-kind interest option	17,616	—	—	—	17,616
Non-cash stock option compensation expense	2,114	—	—	—	2,114
Non-cash losses	—	—	924	—	924
Deferred income taxes	13,718	—	—	—	13,718
Equity in earnings of consolidated affiliates	(22,312)	(39,841)	—	62,153	—
Equity in earnings of affiliates, net of distributions received	—	333	—	—	333
Provision for doubtful accounts	—	262	3,599	—	3,861
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(3,536)	—	(3,536)
Income taxes payable	1,959	—	—	—	1,959
Other assets and liabilities	24,203	19,180	(44,260)	—	(877)
Net cash provided by operating activities — continuing operations	21,257	2,738	38,271	—	62,266
Net cash used in operating activities —discontinued operations	—	—	(43)	—	(43)
Net cash provided by operating activities	21,257	2,738	38,228	—	62,223
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	—	(15,695)	—	(15,695)
Purchases of property and equipment, net	(580)	—	(15,069)	—	(15,649)
Change in other assets	(1,504)	—		—	(1,504)
Net cash used in investing activities — continuing operations	(2,084)	—	(30,764)	—	(32,848)
Net cash used in investing activities — discontinued operations	—	—	(358)	—	(358)
Net cash used in investing activities	(2,084)		(31,122)	—	(33,206)
Cash flows from financing activities:
Principal payments on long-term debt	(13,513)	—	(5,162)	—	(18,675)
Repayment of bridge facility	(179,937)	—		—	(179,937)
Proceeds from debt issuances	12,639	—	852	—	13,491
Proceeds from issuance of Toggle Notes	179,937	—		—	179,937
Payment of debt issuance costs	(4,739)	—		—	(4,739)
Distributions to noncontrolling interests	—	—	(23,423)	—	(23,423)
Proceeds from unit activity of consolidated facilities	219	—	—	—	219
Change in other long-term liabilities	(22,429)	—	23,866	—	1,437
Net cash used in financing activities — continuing operations	(27,823)	—	(3,867)	—	(31,690)
Net cash used in financing activities — discontinued operations	—	—	(150)	—	(150)
Net cash used in financing activities	(27,823)	—	(4,017)	—	(31,840)
Net (decrease) increase in cash and cash equivalents	(8,650)	2,738	3,089	—	(2,823)
Cash and cash equivalents at beginning of period	13,019	7,063	24,574	—	44,656
Cash and cash equivalents at end of period	$4,369	$9,801	$27,663	$—	$41,833

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from August 24, 2007 through December 31, 2007

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(3,227)	$11,218	$16,475	$(20,008)	$4,458
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	269	—	269
Depreciation and amortization	184	360	4,188	—	4,732
Non-cash stock option compensation expense	409	—	—	—	409
Amortization of deferred financing costs	1,872	—	—	—	1,872
Non-cash gains and losses	2	(275)	304	—	31
Deferred income taxes	2,217	—	—	—	2,217
Equity in earnings of affiliates	(11,218)	(8,790)	—	20,008	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—	(21)	—	—	(21)
Provision for doubtful accounts	—	63	1,695	—	1,758
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(90)	—	(90)
Income tax receivable	6,096	—	—	—	6,096
Other assets and liabilities	(5,421)	1,808	2,634	—	(979)
Net cash (used in) provided by operating activities — continuing operations	(9,086)	4,363	25,475	—	20,752
Net cash provided by operating activities — discontinued operations	—	—	580	—	580
Net cash (used in) provided by operating activities	(9,086)	4,363	26,055	—	21,332
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	—	(9,815)	—	(9,815)
Purchases of property and equipment, net	(306)	—	(6,642)	—	(6,948)
Change in other assets	—	(661)	(180)	—	(841)
Net cash used in investing activities — continuing operations	(306)	(661)	(16,637)	—	(17,604)
Net cash used in investing activities — discontinued operations	—	—	(24)	—	(24)
Net cash used in investing activities	(306)	(661)	(16,661)	—	(17,628)
Cash flows from financing activities:
Principal payments on long-term debt	(625)	—	(867)	—	(1,492)
Proceeds from debt issuances	—	—	50	—	50
Distributions to noncontrolling interests	—	—	(7,301)	—	(7,301)
Proceeds from capital contributions by minority partners	—	—	756	—	756
Payment of merger costs incurred by Symbion Holdings, LLC	(445)	—	—	—	(445)
Change in other long-term liabilities	409	—	(1,361)	—	(952)
Net cash used in financing activities — continuing operations	(661)	—	(8,723)	—	(9,384)
Net cash used in financing activities — discontinued operations	—	—	(11)	—	(11)
Net cash used in financing activities	(661)	—	(8,734)	—	(9,395)
Net (decrease) increase in cash and cash equivalents	(10,053)	3,702	660	—	(5,691)
Cash and cash equivalents at beginning of period	23,072	3,361	23,914	—	50,347
Cash and cash equivalents at end of period	$13,019	$7,063	$24,574	$—	$44,656

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1 to August 23, 2007

	Predecessor
	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(2,175)	$28,272	$38,929	$(51,545)	$13,481
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	438	—	438
Depreciation and amortization	396	211	7,313	—	7,920
Non-cash stock option compensation expense	9,367	—	970	—	10,337
Amortization of deferred financing costs	322	—	—	—	322
Non-cash gains and losses	(1,453)	(6,008)	7,156	—	(305)
Deferred income taxes	13,637	—	—	—	13,637
Equity in earnings of consolidated affiliates	(28,272)	(23,273)	—	51,545	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—	5	—	—	5
Provision for doubtful accounts	—	98	2,593	—	2,691
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(166)	—	(166)
Income tax receivable	(10,402)	—	—	—	(10,402)
Other assets and liabilities	(1,977)	—	(3,109)	—	(5,086)
Net cash (used in) provided by operating activities — continuing operations	(20,557)	(695)	54,124	—	32,872
Net cash provided by operating activities — discontinued operations	—	—	24	—	24
Net cash (used in) provided by operating activities	(20,557)	(695)	54,148	—	32,896
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	—	(14,981)	—	(14,981)
Purchases of property and equipment, net	—	—	(7,664)	—	(7,664)
Change in other assets	—	—	1,401	—	1,401
Net cash used in investing activities — continuing operations	—	—	(21,244)	—	(21,244)
Net cash used in investing activities — discontinued operations	—	—	(36)	—	(36)
Net cash used in investing activities	—	—	(21,280)	—	(21,280)
Cash flows from financing activities:
Principal payments on long-term debt	(159,500)	—	(2,055)	—	(161,555)
Proceeds from debt issuances	455,500	—	3,097	—	458,597
Payment of debt issuance costs	(12,544)	—	—	—	(12,544)
Distributions to noncontrolling interests	—	—	(17,185)	—	(17,185)
Proceeds from capital contributions by minority partners	—	—	2,241	—	2,241
Payment of merger costs incurred by Symbion Holdings, LLC	(6,528)	—	—	—	(6,528)
Cash paid to shareholders	(490,510)	—	—	—	(490,510)
Net proceeds from issuance of common stock	239,085	—	—	—	239,085
Change in other long-term liabilities	17,786	2,592	(20,128)	—	250
Net cash provided by (used in) financing activities — continuing operations	43,289	2,592	(34,030)	—	11,851
Net cash used in financing activities — discontinued operations		—	(29)	—	(29)
Net cash provided by (used in) financing activities	43,289	2,592	(34,059)	—	11,822
Net increase (decrease) in cash and cash equivalents	22,732	1,897	(1,191)	—	23,438
Cash and cash equivalents at beginning of period	340	1,464	25,105	—	26,909
Cash and cash equivalents at end of period	$23,072	$3,361	$23,914	$—	$50,347

17.  Subsequent Events

The Company has evaluated subsequent events through the date that the Consolidated Financial Statements were issued, and concluded there are no material subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBION, INC.

March 31, 2010	By:	/s/ Richard E. Francis, Jr.
Richard E. Francis, Jr.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Francis, Jr.	Chairman of the Board, Chief Executive Officer and Director
Richard E. Francis, Jr.	(Principal Executive Officer)	March 31, 2010

/s/ Teresa F. Sparks	Senior Vice President of Financial and Chief Financial Officer
Teresa F. Sparks	(Principal Financial and Accounting Officer)	March 31, 2010

/s/ Clifford G. Adlerz
Clifford G. Adlerz	President, Chief Operating Officer and Director	March 31, 2010

/s/ Thomas S. Murphy, Jr.
Thomas S. Murphy, Jr.	Director	March 31, 2010

/s/ Robert V. Delaney
Robert V. Delaney	Director	March 31, 2010

/s/ Quentin Chu
Quentin Chu	Director	March 31, 2010

/s/ Kurt E. Bolin
Kurt E. Bolin	Director	March 31, 2010

/s/ Craig R. Callen
Craig R. Callen	Director	March 31, 2010

Exhibit Index

No.	Description
2	Agreement and Plan of Merger, dated as of April 24, 2007, by and among Symbol Acquisition, L.L.C., Symbol Merger Sub, Inc. and Symbion, Inc. (a)
3.1	Amended Certificate of Incorporation of Symbion, Inc. (b)
3.2	Amended and Restated Bylaws of Symbion, Inc. (b)
4.1	Indenture, dated as of June 3, 2008, among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (b)
4.2	Form of Notes (included in Exhibit 4.1)
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
10.3

Credit Agreement, dated as of August 23, 2007, among Symbol Holdings Corporation, Symbol Merger Sub, Inc., the Lenders party thereto from time to time, Merrill Lynch Capital Corporation as Administrative Agent and Collateral Agent, Bank of America, N.A. as Syndication Agent, The Royal Bank of Scotland PLC and Fifth Third Bank as Co-Documentation Agents, and Merrill Lynch & Co., Merrill, Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC as Joint Lead Arrangers and Joint Lead Bookrunners (c)

10.4	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (d)
10.5	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (e)
10.6	Symbion Holdings Corporation 2007 Equity Incentive Plan (b) (g)
10.7	Symbion, Inc. Executive Change in Control Severance Plan (b) (g)
10.8	Symbion Holdings Corporation Compensatory Equity Participation Plan (b) (g)
10.9	Shareholders Agreement, dated as of August 23, 2007, among Symbion Holdings Corporation and the stockholders of Symbion Holdings Corporation and other persons named therein (b)
10.10	Advisory Services and Monitoring Agreement, dated as of August 23, 2007, among Symbion, Inc., Symbion Holdings Corporation and Crestview Advisors, L.L.C. (b)
10.11	Form of Employee Contribution Agreement (b)
10.12	Symbion, Inc. Supplemental Executive Retirement Plan (f) (g)
10.13	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc. (c)
10.14	Interest Rate Swap Agreement, dated October 31, 2007, between Symbion, Inc and Merrill Lynch Capital Services, Inc. (c)
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)         Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 24, 2007 (File No. 000-50574)

(b)        Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (Registration No. 333-153678)

(c)         Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended (File No. 000-50574)

(d)        Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554)

(e)         Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574)

(f)           Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50574)

(g)        Compensation plan or arrangement