Form 10-Q
period 2010-03-31
SYMBION INC/TN
filed 2010-05-13
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 13, 2010, 1,000 shares of the registrant’s common stock were outstanding.

SYMBION, INC.

FORM 10-Q

MAY 13, 2010

Item 1.  Financial Statements

SYMBION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$55,671	$47,920
Accounts receivable, less allowance for doubtful accounts of $10,063 and $9,859, respectively	35,113	36,636
Inventories	9,733	9,730
Prepaid expenses and other current assets	8,705	12,511
Deferred tax asset	635	432
Current assets of discontinued operations	583	530
Total current assets	110,440	107,759
Land	2,938	2,938
Buildings and improvements	53,901	53,726
Furniture and equipment	57,577	57,201
Computers and software	3,980	4,022
	118,396	117,887
Less accumulated depreciation	(31,924)	(28,628)
Property and equipment, net	86,472	89,259
Intangible assets	19,480	19,480
Goodwill	545,238	545,238
Investments in and advances to affiliates	17,681	17,652
Other assets	10,204	10,687
Long-term assets of discontinued operations	651	651
Total assets	$790,166	$790,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,071	$8,306
Accrued payroll and benefits	7,181	5,922
Other accrued expenses	24,073	31,352
Current maturities of long-term debt	23,305	20,212
Current liabilities of discontinued operations	1,235	1,186
Total current liabilities	64,865	66,978
Long-term debt, less current maturities	450,719	445,008
Deferred income tax payable	42,358	40,776
Other liabilities	6,608	6,279
Long-term liabilities of discontinued operations	3,077	3,330

Noncontrolling interests — redeemable	31,831	31,546

Stockholders’ equity:
Common stock, 1,000 shares, $0.01 par value, authorized, issued and outstanding at March 31, 2010 and at December 31, 2009	—	—
Additional paid-in-capital	242,940	242,623
Accumulated other comprehensive loss	(1,776)	(2,731)
Retained deficit	(52,127)	(46,479)
Total Symbion, Inc. stockholders’ equity	189,037	193,413
Noncontrolling interests — non-redeemable	1,671	3,396
Total equity	190,708	196,809
Total liabilities and stockholders’ equity	$790,166	$790,726

See notes to unaudited consolidated financial statements.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Revenues	$85,037	$84,171
Operating expenses:
Salaries and benefits	24,807	23,026
Supplies	18,593	16,924
Professional and medical fees	6,006	4,831
Rent and lease expense	6,525	5,896
Other operating expenses	7,122	6,739
Cost of revenues	63,053	57,416
General and administrative expense	5,232	5,876
Depreciation and amortization	4,206	4,352
Provision for doubtful accounts	1,269	935
Income on equity investments	(628)	(186)
Impairment and loss on disposal of long—lived assets	1,073	52
Gain on sale of long-lived assets	(16)	(297)
Proceeds from insurance settlements, net	(36)	(88)
Total operating expenses	74,153	68,060
Operating income	10,884	16,111
Interest expense, net	(10,711)	(11,046)
Income before income taxes and discontinued operations	173	5,065
Provision for income taxes	1,605	1,327
(Loss) income from continuing operations	(1,432)	3,738
Income (loss) from discontinued operations, net of taxes	4	(6,232)
Net loss	(1,428)	(2,494)
Less: Net income attributable to noncontrolling interests	(4,220)	(6,519)
Net loss attributable to Symbion, Inc	$(5,648)	$(9,013)

See notes to unaudited consolidated financial statements.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Symbion, Inc.
	Common Stock		Additional	Accumulated Other Comprehensive		Noncontrolling Interests
	Shares	Amount	Paid-in Capital	Loss	Retained Deficit	Non-redeemable	Total
Balance at December 31, 2008	1,000	$—	$240,815	$(5,584)	$(24,025)	$5,365	$216,571
Net loss	—	—	—	—	(9,013)	796	(8,217)
Amortized compensation expense related to stock options	—	—	324	—	—	—	324
Recognition of interest rate swap liability to earnings	—	—	—	1,009	—	—	1,009
Distributions to noncontrolling interest partners	—	—	—	—	—	(396)	(396)
Acquisition and disposal of shares to noncontrolling interests	—	—	272	—	—	124	396
Balance at March 31, 2009	1,000	$—	$241,411	$(4,575)	$(33,038)	$5,889	$209,687

Balance at December 31, 2009	1,000	$—	$242,623	$(2,731)	$(46,479)	$3,396	$196,809
Net loss	—	—	—	—	(5,648)	3	(5,645)
Amortized compensation expense related to stock options	—	—	324	—	—	—	324
Recognition of interest rate swap liability to earnings	—	—	—	955	—	—	955
Distributions to noncontrolling interest partners	—	—	—	—	—	(1,546)	(1,546)
Acquisition and disposal of shares of noncontrolling interests	—	—	(7)	—	—	(182)	(189)
Balance at March 31, 2010	1,000	$—	$242,940	$(1,776)	$(52,127)	$1,671	$190,708

See notes to unaudited consolidated financial statements.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,428)	$(2,494)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations	(4)	6,232
Depreciation and amortization	4,206	4,352
Amortization of deferred financing costs	501	499
Non-cash payment-in-kind interest option	6,230	5,556
Non-cash stock option compensation expense	324	324
Non-cash recognition of accumulated other comprehensive loss into earnings	484	732
Non-cash credit risk adjustment of financial instruments	89	—
Non—cash losses (gains)	1,057	(245)
Deferred income taxes	1,828	1,876
Equity in earnings of unconsolidated affiliates, net of distributions received	(70)	125
Provision for doubtful accounts	1,269	935
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	243	(998)
Income taxes receivable	3,081	1,762
Other assets and liabilities	870	(123)
Net cash provided by operating activities — continuing operations	18,680	18,533
Net cash used in operating activities — discontinued operations	(108)	(254)
Net cash provided by operating activities	18,572	18,279

Cash flows from investing activities:
Purchases of property and equipment, net	(1,279)	(2,595)
Payments from unit activity of nonconsolidated facilities	(55)	(416)
Change in other assets	(17)	(245)
Net cash used in investing activities — continuing operations	(1,351)	(3,256)
Net cash provided by investing activities — discontinued operations	—	1
Net cash used in investing activities	(1,351)	(3,255)

Cash flows from financing activities:
Principal payments on long-term debt	(3,561)	(2,188)
Payment of debt issuance costs	—	(203)
Distributions to noncontrolling interest partners	(5,645)	(6,102)
Payments and proceeds from unit activity	(188)	584
Other financing activities	(72)	(889)
Net cash used in financing activities — continuing operations	(9,466)	(8,798)
Net cash used in financing activities — discontinued operations	(4)	(4)
Net cash used in financing activities	(9,470)	(8,802)
Net increase in cash and cash equivalents	7,751	6,222
Cash and cash equivalents at beginning of period	47,920	41,833
Cash and cash equivalents at end of period	$55,671	$48,055

See notes to unaudited consolidated financial statements.

SYMBION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1.  Organization

Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and physician groups, hospitals and hospital systems.  As of March 31, 2010, the Company owned and operated 57 surgical facilities, including 53 ambulatory surgery centers and four surgical hospitals, and managed eight additional ambulatory surgery centers and one physician network.  The Company owns a majority ownership interest in 35 of the 57 surgical facilities and consolidates 51 of these surgical facilities for financial reporting purposes, of which 50 are included in continuing operations.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board amended the consolidation guidance related to variable-interest entities. The amendments include the elimination of the exemption for qualifying special purpose entities, revised criteria for determining the primary beneficiary of a variable-interest entity, and expanded the requirements for reconsideration of the primary beneficiary. We adopted this standard effective January 1, 2010. This adoption did not have an impact on our consolidated results of operations or financial condition.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business.  The physician limited partners and physician minority members of the entities the Company controls are responsible for the supervision and delivery of medical services.  The governance rights of limited partners and minority members are restricted to those that protect their financial interests.  Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breaches of the partnership or operating agreement, gross negligence or bankruptcy.  These protective rights do not preclude consolidation of the respective partnerships and limited liability companies.  The condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of ASU 2009-17.  The variable interest entities are surgical facilities located in the states of Florida and New York.  With regard to the New York facility, the Company is the primary beneficiary due to the level of variability within the management services agreement as well as the obligation and likelihood of absorbing the majority of expected gains and losses.  Regarding the Florida facility, the Company has fully guaranteed debt obligations.  The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected gains and losses.  The accompanying condensed consolidated balance sheets at March 31, 2010 and December 31, 2009 include assets of $14.6 million and $14.5 million, respectively, and liabilities of $4.3 million and $4.4 million, respectively, related to the variable interest entities.  All significant intercompany balances and transactions are eliminated in consolidation.

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s term loans under its senior secured credit facility and the senior PIK toggle notes as of March 31, 2010 and December 31, 2009 were as follows:

	Carrying Amount		Fair Value
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Tranche A Term Loan	$113,875	$115,438	$106,188	$103,120
Tranche B Term Loan	116,375	116,687	108,520	104,237
Senior PIK Toggle Notes	219,126	206,967	195,570	156,260

The fair value of the term loans and senior PIK toggle notes were based on quoted prices at March 31, 2010 and December 31, 2009.  The Company’s long-term debt instruments are discussed further in Note 4.

Accounts Receivable

Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients.  The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there is significant credit risk associated with these government agencies.  Concentration of credit risk with respect to other payors is limited because of the large number of such payors.  Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value.  The Company does not require collateral for private pay patients.  Accounts receivable at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010 (Unaudited)	December 31, 2009
Surgical facilities	$34,462	$36,039
Physician networks	651	597
Total	$35,113	$36,636

The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgical facilities as of March 31, 2010 and December 31, 2009:

	March 31, 2010 (Unaudited)	December 31, 2009
Private insurance	55%	59%
Government	18	15
Self-pay	14	13
Other	13	13
Total	100%	100%

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

Other Accrued Expenses

A summary of other accrued expenses is as follows (in thousands):

	March 31, 2010 (Unaudited)	December 31, 2009
Interest payable	$4,079	$9,945
Current taxes payable	6,240	5,782
Self-insurance liabilities	2,426	2,651
Interest rate swap liability	3,736	5,045
Other accrued expenses	7,592	7,929
	$24,073	$31,352

Other Comprehensive Loss

The Company reports other comprehensive loss as a measure of changes in stockholders’ equity that results from recognized transactions.  Other comprehensive loss of the Company resulted from adjustments due to the fluctuation of the value of the Company’s interest rate swap. The Company entered into an interest rate swap agreement on October 31, 2007.  The value of the interest rate swap was recorded as a current liability of $3.7 million at March 31, 2010.  The Company previously recorded the change in value of the interest rate swap as other comprehensive loss. As of December 31, 2008, the Company discontinued hedge accounting treatment for the interest rate swap and began recognizing the amount in accumulated other comprehensive loss to earnings, ratably over the remaining life of the hedging instrument.  See Note 5 for further discussion of derivative instruments.

Revenues

Revenues by service type consist of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
Patient service revenues	$81,929	$80,658
Physician service revenues	1,429	1,639
Other service revenues	1,679	1,874
Total revenues	$85,037	$84,171

The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Private Insurance	69%	70%
Government	26	24
Self-pay	4	4
Other	1	2
Total	100%	100%

Reclassifications

Certain reclassifications have been made to the comparative period’s financial statements to conform to the 2010 presentation.  The reclassifications primarily related to the presentation of discontinued operations and noncontrolling interests and had no impact on the Company’s financial position or results of operations.

3.  Discontinued Operations

As of March 31, 2010, the Company owned one surgical facility that is classified as discontinued operations.  The results of operations in this center are presented net of income taxes in the accompanying consolidated financial statements as discontinued operations.  The accompanying consolidated financial statements have been reclassified to conform to this presentation for all periods presented.  These required reclassifications of prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net loss or cash flows.

Revenues, income (loss) on operations before taxes, income tax provision, loss on sale, net of taxes and the income (loss) from discontinued operations, net of taxes for the three months ended March 31, 2010 and 2009  related to discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues	$1,128	$1,219
Income (loss) on operations, before taxes	$12	$(372)
Income tax provision	$8	$8
Loss on sale, net of taxes	$—	$(5,852)
Income (loss) from discontinued operations, net of taxes	$4	$(6,232)

4.  Long-Term Debt

The Company’s long-term debt is summarized as follows (in thousands):

	March 31, 2010 (unaudited)	December 31, 2009
Senior secured credit facility	$230,250	$232,125
Senior PIK toggle notes	219,126	206,967
Notes payable to banks	13,739	14,433
Secured term loans	2,452	2,628
Capital lease obligations	8,457	9,067
	474,024	465,220
Less current maturities	(23,305)	(20,212)
Total long-term debt	$450,719	$445,008

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

At the Company’s option, the term loans bear interest at the lender’s alternate base rate in effect on the applicable borrowing date plus an applicable alternate base rate margin, or Eurodollar rate in effect on the applicable borrowing date plus an applicable Eurodollar rate margin.  Both the applicable alternate base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of the Company’s total indebtedness to consolidated EBITDA.

The senior secured credit facility permits the Company to declare and pay dividends only in additional shares of its stock except for the following exceptions.  Restricted Subsidiaries, as defined in the credit agreement, may declare and pay dividends ratably with respect to their capital stock.  The Company may declare and pay cash dividends or make other distributions to Holdings provided the proceeds are used by Holdings to (i) purchase or redeem equity interest of Holdings acquired by former or current employees, consultants or directors of Holdings, the Company or any Restricted Subsidiary or (ii) pay principal or interest on promissory notes that were issued in lieu of cash payments for the repurchase or redemption of such Equity Instruments, provided that the aggregate amount of such dividends or other distributions shall not exceed $3.0 million in any fiscal year.  Any unused amounts that are permitted to be paid under this provision are available to be carried over to subsequent fiscal years provided that certain conditions are met.  The Company may also make payments to Holdings to pay franchise taxes and other fees required to maintain its corporate existence provided such payments do not exceed $3.0 million in any calendar year and also make payments in the amount necessary to enable Holdings to pay income taxes directly attributable to the operations of the Company and to make $1.0 million in annual advisory and management agreement payments.  The Company may also make additional payments to Holdings in an aggregate amount not to exceed $5.0 million throughout the term of the senior secured credit facility.

As of March 31, 2010, the amount outstanding under the senior secured credit facility was $230.3 million with an interest rate on the borrowings of 3.5%.  The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used.  The Company pays this fee quarterly.  As of March 31, 2010, the amount available under the Revolving Facility was $100.0 million.

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

Since August 23, 2008, the Company has elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods.  As a result, the principal due on the Toggle Notes increased by $41.4 million since the issuance of the Toggle Notes.  On February 23, 2010, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from February 24, 2010 to August 23, 2010.  The Company has accrued $2.7 million in interest in other accrued expenses as of March 31, 2010.  As of March 31, 2010, the amount outstanding under the Toggle Notes was $219.1 million.

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

At March 31, 2010, the Company was in compliance with all material covenants required by each of the senior secured credit facility and the Toggle Notes.

Notes Payable to Banks

Certain subsidiaries of the Company have outstanding bank indebtedness of $13.7 million which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.  The Company has guaranteed $9.1 million of this debt.

Capital Lease Obligations

The Company is liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at March 31, 2010 was $8.5 million.  The carrying value of the assets was $5.9 million as of March 31, 2010.

5.  Derivative Instruments

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

The interest rate swap agreement exposes both parties of the swap instrument to credit risk in the event of non-performance by the counter-party.  As of March 31, 2010, the Company recorded a credit risk adjustment of $100,000 to reduce the carrying value of the swap liability, reflecting the liability at fair value.

The Company does not hold or issue derivative financial instruments for trading purposes.  The fair value of the Company’s interest rate swap at March 31, 2010 and December 31, 2009 reflected a liability of approximately $3.7 million and $5.0 million, respectively, and is included in other accrued expenses in the accompanying consolidated balance sheets. The interest rate swap reflects a liability balance as of March 31, 2010 and December 31, 2009 because of decreases in market interest rates since inception.

At inception, the Company designated the interest rate swap as a cash flow hedge instrument.  Due to the significant decline in benchmark interest rates, the Company elected, as of January 28, 2009, an interest term under the provisions of the hedged term debt agreement, different than the terms of the hedging instrument.  The Company has determined this benchmark interest rate swap would no longer result in effectiveness within an acceptable range under the authoritative guidance, on a prospective basis.  As of December 31, 2008, the Company determined the hedge instrument to be ineffective and discontinued hedge accounting treatment.  In January 2009, the Company began recognizing a ratable portion of the $7.0 million in accumulated other comprehensive loss as additional interest expense, over the remaining life of the hedging instrument which expires October 31, 2010.  Also in January 2009, the Company began recording into earnings the mark-to-market adjustment to reflect the fair value of the hedging instrument.  During the first quarter of 2010,  the Company recorded a mark-to-market adjustment of $1.4 million as a reduction of interest expense and additional interest expense of $955,000 related to the amortization of the interest rate swap balance in accumulated other comprehensive loss.

6.  Commitments and Contingencies

Debt and Lease Guaranty on Non-consolidated Entities

The Company has guaranteed $1.3 million of operating lease payments of certain non-consolidating surgical facilities.  These operating leases typically have 10-year terms, with optional renewal periods.  As of March 31, 2010, the Company has also guaranteed $2.2 million of debt of five non-consolidating surgical facilities.  In the event that the Company meets certain financial and debt service benchmarks, the guarantees at these surgical facilities will expire between 2010 and 2017.

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries.  To cover these claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a third party commercial insurance carrier in amounts that management believes is sufficient for the Company’s operations, although, potentially, some claims may exceed the scope of coverage in effect.  This insurance coverage is on a claims-made basis.  Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance.  The Company is not aware of any such proceedings that would have a material adverse effect on the Company’s business, financial condition or results of operations.  The Company expenses the costs under the self-insured retention exposure for general and professional liability claims which relate to (i) deductibles on claims made during the policy period, and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires.  Reserves and provisions for professional liability are based upon actuarially determined estimates.  The reserves are estimated using individual case-basis valuations and actuarial analysis.  Based on historical results and data currently available, management does not believe a change in one or more of the underlying assumptions will have a material impact on the Company’s consolidated financial position or results of operations.

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

Potential Physician Investor Liability

A majority of the physician investors in the partnerships and limited liability companies which operate the Company’s surgical facilities carry general and professional liability insurance on a claims-made basis.  Each investee may, however, be liable for damages to persons or property arising from occurrences at the surgical facilities.  Although the various physician investors and other surgeons generally are required to obtain general and professional liability insurance with tail coverage, such individuals may not be able to obtain coverage in amounts sufficient to cover all potential liability.  Since most insurance policies contain exclusions, the physician investors will not be insured against all possible occurrences.  In the event of an uninsured or underinsured loss, the value of an investment in the partnership interests or limited liability company membership units and the amount of distributions could be adversely affected.

7.  Related Party Transactions

On August 23, 2007, the Company entered into a ten-year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, for the quarter ended March 31, 2010, has an asset of $397,000 that is included in prepaid expenses and other current assets.

As of March 31, 2010 and December 31, 2009, the Company has $639,000 and $545,000, respectively, payable to physicians at one of the Company’s physician networks as a result of cash receipts in excess of expenditures for the related facilities.  These amounts are included in other accrued expenses.

8.  Financial Information for the Company and Its Subsidiaries

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

SYMBION, INC.

CONSOLIDATING BALANCE SHEET

March 31, 2010

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,150	$21,081	$25,440	$—	$55,671
Accounts receivable, net	—	651	34,462	—	35,113
Inventories	—	—	9,733	—	9,733
Prepaid expenses and other current assets	659	596	7,450	—	8,705
Due from related parties	106,433	—	—	(106,433)	—
Deferred tax asset	635	—	—	—	635
Current assets of discontinued operations	—	—	583	—	583
Total current assets	116,877	22,328	77,668	(106,433)	110,440
Property and equipment, net	1,352	382	84,738	—	86,472
Goodwill and intangible assets	564,718	—	—	—	564,718
Investments in and advances to affiliates	10,139	48,608	4,193	(45,259)	17,681
Other assets	9,338	33	833	—	10,204
Long-term assets of discontinued operations	—	—	651	—	651
Total assets	$702,424	$71,351	$168,083	$(151,692)	$790,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,197	$62	$7,812	$—	$9,071
Accrued payroll and benefits	485	506	6,190	—	7,181
Due to related parties	—	60,395	46,038	(106,433)	—
Other accrued expenses	11,201	151	12,721	—	24,073
Current maturities of long-term debt	14,041	—	9,264	—	23,305
Current liabilities of discontinued operations	—	—	1,235	—	1,235
Total current liabilities	26,924	61,114	83,260	(106,433)	64,865
Long-term debt, less current maturities	435,854	—	14,865	—	450,719
Deferred income tax payable	42,358	—	—	—	42,358
Other liabilities	4,058	98	2,452	—	6,608
Long-term liabilities of discontinued operations	—	—	3,077	—	3,077
Noncontrolling interests – redeemable	—	—	31,831	—	31,831
Total Symbion, Inc. stockholders’ equity	193,230	10,139	30,927	(45,259)	189,037
Noncontrolling interests – non-redeemable	—	—	1,671	—	1,671
Total equity	193,230	10,139	32,598	(45,259)	190,708
Total liabilities and stockholders’ equity	$702,424	$71,351	$168,083	$(151,692)	$790,166

SYMBION, INC.

CONSOLIDATING BALANCE SHEET

December 31, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,272	$14,992	$21,656	$—	$47,920
Accounts receivable, net	—	586	36,050	—	36,636
Inventories	—	—	9,730	—	9,730
Prepaid expenses and other current assets	4,234	416	7,861	—	12,511
Due from related parties	106,061	—	—	(106,061)	—
Deferred Tax Asset - Current	432	—	—	—	432
Current assets of discontinued operations	—	—	530	—	530
Total current assets	121,999	15,994	75,827	(106,061)	107,759
Property and equipment, net	1,331	433	87,495	—	89,259
Goodwill and intangible assets	564,718	—	—	—	564,718
Investments in and advances to affiliates	990	46,821	4,193	(34,352)	17,652
Other assets	9,790	44	853	—	10,687
Long-term assets of discontinued operations	—	—	651	—	651
Total assets	$698,828	$63,292	$169,019	$(140,413)	$790,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15	$136	$8,155	$—	$8,306
Accrued payroll and benefits	464	593	4,865	—	5,922
Due to related parties	—	61,080	44,981	(106,061)	—
Other accrued expenses	17,296	390	13,666	—	31,352
Current maturities of long-term debt	10,865	—	9,347	—	20,212
Current liabilities of discontinued operations	—	—	1,186	—	1,186
Total current liabilities	28,640	62,199	82,200	(106,061)	66,978
Long-term debt, less current maturities	428,655	—	16,353	—	445,008
Deferred income tax payable	40,424	—	352	—	40,776
Other liabilities	3,503	103	2,673	—	6,279
Long-term liabilities of discontinued operations	—	—	3,330	—	3,330
Noncontrolling interest - redeemable	—	—	31,546	—	31,546
Total Symbion, Inc. stockholders’ equity	197,606	990	29,169	(34,352)	193,413
Noncontrolling interests - nonredeemable	—	—	3,396	—	3,396
Total equity	197,606	990	32,565	(34,352)	196,809
Total liabilities and stockholders’ equity	$698,828	$63,292	$169,019	$(140,413)	$790,726

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2010

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$8,359	$2,513	$77,835	$(3,670)	$85,037
Operating expenses:
Salaries and benefits	—	1,192	23,615	—	24,807
Supplies	—	179	18,414	—	18,593
Professional and medical fees	—	250	5,756	—	6,006
Rent and lease expense	—	198	6,327	—	6,525
Other operating expenses	—	97	7,025	—	7,122
Cost of revenues	—	1,916	61,137	—	63,053
General and administrative expense	5,232	—	—	—	5,232
Depreciation and amortization	170	77	3,959	—	4,206
Provision for doubtful accounts	—	47	1,222	—	1,269
Income on equity investments	—	(628)	—	—	(628)
Impairment and loss on disposal of long-lived assets	—	1,073	—	—	1,073
Gain on sale of long-lived assets	—	(16)	—	—	(16)
Proceeds from insurance settlements, net	—	(36)	—		(36)
Management fees	—	—	3,670	(3,670)	—
Equity in earnings of affiliates	(4,164)	(4,084)	—	8,248	—
Total operating expenses	1,238	(1,651)	69,988	4,578	74,153
Operating income	7,121	4,164	7,847	(8,248)	10,884
Interest (expense) income, net	(11,205)	—	494	—	(10,711)
(Loss) income before taxes and discontinued operations	(4,084)	4,164	8,341	(8,248)	173
Provision for income taxes	1,564	—	41	—	1,605
(Loss) income from continuing operations	(5,648)	4,164	8,300	(8,248)	(1,432)
Income from discontinued operations, net of taxes	—	—	4	—	4
Net (loss) income	(5,648)	4,164	8,304	(8,248)	(1,428)
Net income attributable to noncontrolling interests	—	—	(4,220)	—	(4,220)
Net (loss) income attributable to Symbion, Inc.	$(5,648)	$4,164	$4,084	$(8,248)	$(5,648)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$8,519	$2,295	$77,134	$(3,777)	$84,171
Operating expenses:
Salaries and benefits	—	4,243	18,783	—	23,026
Supplies	—	206	16,718	—	16,924
Professional and medical fees	—	1,688	3,143	—	4,831
Rent and lease expense	—	516	5,380	—	5,896
Other operating expenses	—	831	5,908	—	6,739
Cost of revenues	—	7,484	49,932	—	57,416
General and administrative expense	5,876	—	—	—	5,876
Depreciation and amortization	197	68	4,087	—	4,352
Provision for doubtful accounts	—	49	886	—	935
Income on equity investments	—	(186)	—	—	(186)
Impairment and loss on disposal of long-lived assets	—	52	—	—	52
Gain on sale of long-lived assets	1,116	(1,400)	(13)	—	(297)
Litigation settlements, net	—	—	(88)		(88)
Management fees	—	—	3,777	(3,777)	—
Equity in earnings of affiliates	(1,091)	(7,923)	—	9,014	—
Total operating expenses	6,098	(1,856)	58,581	5,237	68,060
Operating income	2,421	4,151	18,553	(9,014)	16,111
Interest (expense) income, net	(10,320)	516	(1,242)	—	(11,046)
(Loss) income before taxes and discontinued operations	(7,899)	4,667	17,311	(9,014)	5,065
Provision for income taxes	1,114	—	213	—	1,327
(Loss) income from continuing operations	(9,013)	4,667	17,098	(9,014)	3,738
Loss from discontinued operations, net of taxes	—	(3,576)	(2,656)	—	(6,232)
Net (loss) income	(9,013)	1,091	14,442	(9,014)	(2,494)
Net income attributable to noncontrolling interests	—	—	(6,519)	—	(6,519)
Net (loss) income attributable to Symbion, Inc.	$(9,013)	$1,091	$7,923	$(9,014)	$(9,013)

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2010

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(5,648)	$4,164	$8,304	$(8,248)	$(1,428)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	(4)	—	(4)
Depreciation and amortization	170	77	3,959	—	4,206
Amortization of deferred financing costs	501	—	—	—	501
Non-cash payment-in-kind interest option	6,230	—	—	—	6,230
Non-cash stock option compensation expense	324	—	—	—	324
Non-cash recognition of other comprehensive income into earnings	484	—	—	—	484
Non-cash credit risk adjustment of financial instruments	89	—	—	—	89
Non-cash losses (gains)	—	1,057	—	—	1,057
Deferred income taxes	1,828	—	—	—	1,828
Equity in earnings of affiliates, net of distributions received	—	(70)	—	—	(70)
Equity in earnings of affiliates	(4,164)	(4,084)	—	8,248	—
Provision for doubtful accounts	—	47	1,222	—	1,269
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	243	—	243
Income taxes payable	3,081	—	—	—	3,081
Other assets and liabilities	(2,576)	4,898	(1,452)	—	870
Net cash provided by operating activities — continuing operations	319	6,089	12,272	—	18,680
Net cash used in operating activities —discontinued operations	—	—	(108)	—	(108)
Net cash provided by operating activities	319	6,089	12,164	—	18,572
Cash flows from investing activities:
Purchases of property and equipment, net	(17)	—	(1,262)	—	(1,279)
Payments from unit activity	(55)	—	—	—	(55)
Change in other assets	—	—	(17)	—	(17)
Net cash used in investing activities —continuing operations	(72)	—	(1,279)	—	(1,351)
Net cash used in investing activities	(72)		(1,279)	—	(1,351)
Cash flows from financing activities:
Principal payments on long-term debt	(1,966)	—	(1,595)	—	(3,561)
Distributions to noncontrolling interest partners	—	—	(5,645)	—	(5,645)
Proceeds from unit activity	(188)	—	—	—	(188)
Change in other long-term liabilities	(215)	—	143	—	(72)
Net cash used in financing activities — continuing operations	(2,369)	—	(7,097)	—	(9,466)
Net cash used in financing activities —discontinued operations	—	—	(4)	—	(4)
Net cash used in financing activities	(2,369)	—	(7,101)	—	(9,470)
Net (decrease) increase in cash and cash equivalents	(2,122)	6,089	3,784	—	7,751
Cash and cash equivalents at beginning of period	11,272	14,992	21,656	—	47,920
Cash and cash equivalents at end of period	$9,150	$21,081	$25,440	$—	$55,671

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(9,013)	$1,091	$14,442	$(9,014)	$(2,494)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	6,232	—	6,232
Depreciation and amortization	197	68	4,087	—	4,352
Amortization of deferred financing costs	499	—	—	—	499
Non-cash payment-in-kind interest option	5,556	—	—	—	5,556
Non-cash stock option compensation expense	324	—	—	—	324
Non-cash recognition of other comprehensive income into earnings	732	—	—	—	732
Non-cash losses (gains)	1,116	(1,348)	(13)	—	(245)
Deferred income taxes	1,876	—	—	—	1,876
Equity in earnings of affiliates, net of distributions received	—	125	—	—	125
Equity in earnings of affiliates	(1,091)	(7,923)	—	9,014	—
Provision for doubtful accounts	—	49	886	—	935
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(998)	—	(998)
Income taxes payable	1,762	—	—	—	1,762
Other assets and liabilities	(137)	12,696	(12,682)	—	(123)
Net cash provided by operating activities — continuing operations	1,821	4,758	11,954	—	18,533
Net cash used in operating activities —discontinued operations	—	—	(254)	—	(254)
Net cash provided by operating activities	1,821	4,758	11,700	—	18,279
Cash flows from investing activities:
Purchases of property and equipment, net	(74)	—	(2,521)	—	(2,595)
Payments from unit activity	(416)	—	—	—	(416)
Change in other assets	911	—	(1,156)	—	(245)
Net cash provided by (used in) investing activities —continuing operations	421	—	(3,677)	—	(3,256)
Net cash provided by investing activities —discontinued operations	—	—	1	—	1
Net cash provided by (used in) investing activities	421		(3,676)	—	(3,255)
Cash flows from financing activities:
Principal payments on long-term debt	(688)	—	(1,500)	—	(2,188)
Payment of debt issuance costs	(203)	—	—	—	(203)
Distributions to noncontrolling interest partners	—	—	(6,102)	—	(6,102)
Proceeds from unit activity	584	—	—	—	584
Change in other long-term liabilities	(1,688)	120	679	—	(889)
Net cash (used in) provided by financing activities — continuing operations	(1,995)	120	(6,923)	—	(8,798)
Net cash used in financing activities —discontinued operations	—	—	(4)	—	(4)
Net cash (used in) provided by financing activities	(1,995)	120	(6,927)	—	(8,802)
Net increase in cash and cash equivalents	247	4,878	1,097	—	6,222
Cash and cash equivalents at beginning of period	4,369	9,801	27,663	—	41,833
Cash and cash equivalents at end of period	$4,616	$14,679	$28,760	$—	$48,055

9.  Subsequent Events

Effective April 9, 2010, the Company acquired a 54.5% ownership interest in a 43-bed, general acute care hospital with a surgical and obstetrics focus located in Idaho Falls, Idaho for a purchase price of approximately $31.9 million, plus the assumption of debt of approximately $6.1 million.  The purchase price was financed using the Company’s existing revolving credit facility.  The Company consolidates this facility for financial reporting purposes for the periods subsequent to the acquisition.

Following are the unaudited pro forma results for the three months ended March 31, 2010 and March 31, 2009 as if the acquisition had occurred on January 1, 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net revenue	$101,655	$97,727
Income (loss)	$1,348	$(328)
Net loss attributable to Symbion, Inc	$(4,141)	$(7,838)

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

•                  uncertainty associated with the implementation of legislative and regulatory initiatives relating to health care reform;

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

•                  legislative changes restricting physician ownership of hospitals;

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

Executive Overview

We own and operate a national network of short stay surgical facilities in 26 states. Our surgical facilities, which include ambulatory surgery centers and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology. We own our surgical facilities in partnership with physicians and in some cases health care systems in the markets and communities we serve. We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe this approach aligns our interests with those of our partners. As of May 13, 2010, we owned and operated 58 surgical facilities, including 53 ambulatory surgery centers and five surgical hospitals. We also managed eight additional ambulatory surgery centers. We owned a majority interest in 36 of the 58 surgical facilities and consolidated 52 of these facilities for financial reporting purposes. We are reporting one of the 58 surgical facilities as discontinued operations. In addition to our surgical facilities, we also manage one physician network in a market in which we operate an ambulatory surgery center.

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

We continue to focus on improving the performance of our same store facilities and acquiring facilities that we believe have favorable growth potential. On April 9, 2010, we acquired an ownership interest in a general acute care hospital with a surgical and obstetrics focus, located in Idaho Falls, Idaho.  This acquisition provides us with the opportunity to expand into a new market and is consolidated for financial reporting purposes for periods subsequent to the acquisition.

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

The following tables summarize our revenues by service type as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Patient service revenues	96%	96%
Physician service revenues	2	2
Other service revenues	2	2
Total	100%	100%

Payor Mix

Approximately 96% of our revenues are patient service revenues. The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Three Months Ended March 31,
	2010	2009
Private Insurance	69%	70%
Government	26	24
Self-pay	4	4
Other	1	2
Total	100%	100%

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

The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Ear, nose and throat	6.0%	6.4%
Gastrointestinal	29.5	27.2
General surgery	4.3	4.2
Obstetrics/gynecology	2.7	3.0
Ophthalmology	16.5	16.2
Orthopedic	17.0	16.4
Pain management	14.2	16.5
Plastic surgery	2.8	2.4
Other	7.0	7.7
Total	100.0%	100.0%

Case Growth

Same Store Information

We define same store facilities as those facilities that were operating throughout the three months ended March 31, 2010 and 2009. The following same store facility table includes both consolidated surgical facilities from continuing operations that are included in revenue and non-consolidated surgical facilities that are not reported in our revenue, as we account for these surgical facilities using the equity method. This same store facilities table is presented to allow comparability to other companies in our industry for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Cases	62,692	64,157
Case growth	(2.3)%	N/A
Net patient service revenue per case	$1,518	$1,489
Net patient service revenue per case growth	1.9%	N/A
Number of same store surgical facilities	55	N/A

The following same store facility table is presented for purposes of explaining changes in our condensed consolidated financial results and accordingly excludes non-consolidated surgical facilities that are not reported in our revenue.

	Three Months Ended March 31,
	2010	2009
Cases	56,911	58,776
Case growth	(3.2)%	N/A
Net patient service revenue per case	$1,364	$1,374
Net patient service revenue per case growth	(0.7)%	N/A
Number of same store surgical facilities	49	N/A

Consolidated Information

The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated. Accordingly, the table includes surgical facilities that we have acquired, developed or disposed of since January 1, 2009.

	Three Months Ended March 31,
	2010	2009
Cases	57,617	58,776
Case growth	(2.0)%	N/A
Net patient service revenue per case	$1,422	$1,374
Net patient service revenue per case growth	3.5%	N/A
Number of surgical facilities operated as of end of the period(1)	64	66
Number of consolidated surgical facilities	50	50

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

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law by President Obama on March 23, 2010 and March 30, 2010, respectively, dramatically altering the U.S. health care system.  The Acts are intended to provide coverage and access to substantially all Americans, to increase the quality of care provided, and to reduce the rate of growth in healthcare expenditures.  The changes include, among other things, reducing payments to Medicare Advantage plans, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, reducing Medicare and Medicaid payments, including disproportionate share payments, expanding Medicare and Medicaid eligibility, and expanding access to health insurance.  As part of the effort to control or reduce health care spending, the Acts also contain a number of measures intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and limitations on the Stark Law exception that allows physicians to have ownership interests in hospitals (the “Whole Hospital Exception”).  Among other things, the Acts prohibit hospitals from increasing the percentages of the total value of the ownership interests held in the hospital by physicians after March 23, 2010, as well as place severe restrictions on the ability of a hospital subject to the Whole Hospital Exception to add operating rooms, procedure rooms and beds.  It is difficult to predict the impact the Acts will have on the Company’s operations as a majority of the measures contained in the Acts do not take effect until 2013 and 2014.  The Acts could have an adverse effect on our financial condition and results of operations.

Medicare Reimbursement — Hospital Services

Five of our surgical facilities are licensed as hospitals.  The Medicare program pays hospitals on a prospective payment system for acute inpatient services.  Under this prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on each patient’s final assigned diagnosis related group (“DRG”).  On April 19, 2010, the Centers for Medicare and Medicaid Services (“CMS”) issued the inpatient prospective payment system (“IPPS”) proposed rule for federal fiscal year 2011, beginning on October 1, 2009.  Among other things, the proposed rule provides for a market basket increase of 2.4% for hospitals that successfully report the 2011 quality measures included in the Reporting Hospital Quality Date for Annual Payment Update program and 0.4% for hospitals that do not.  The quality reporting program would also increase the outlier threshold and add 45 new patient care quality measures, 10 of which our hospitals would be required to report in order to receive the full market basket increase in FFY 2012.  CMS anticipates that, when combined with the various other adjustments, Medicare payments to hospitals for inpatient services will decrease by 0.1% in federal fiscal year 2011.

Additionally, the Acts implemented a 0.25% reduction to hospital inpatient rates effective April 1, 2010 and October 1, 2010 and a 0.25% reduction to hospital outpatient rates retroactive to January 1, 2010, and CMS has indicated that those provisions will be handled through a separate rule.

Health Information Practices

We are subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was enacted as part of the American Recovery and Reinvestment Act of 2009.  The HITECH Act strengthened the requirements and significantly increased the penalties for violations of the HIPAA privacy and security regulations.  On August 24, 2009, the Secretary of the Department of Health and Human Services (“HHS”) issued regulations implementing certain of the requirements of the HITECH Act, including the Breach Notification Rule providing obligations for compiling and reporting of certain information relating to breaches by providers and their business associates.  Although these regulations were effective September 23, 2009, HHS announced the imposition of penalties pursuant to these regulations would be delayed until February 22, 2010.  Since that date has passed, the Office for Civil Rights will now enforce the Breach Notification Rule, including the possible imposition of sanctions, as it does with the HIPAA Privacy and Security Rule requirements.  We cannot quantify the financial impact of compliance with these new regulations, but could incur expenses associated with such compliance.

Operating Margins

Our operating income margin for the three months ended March 31, 2010 decreased to 12.8% from 19.1% during the three months ended March 31, 2009.  The 2010 period reflects, among other things, $816,000 of impairment charge related to our equity method investment located in Gresham, Oregon.  Excluding the impairment charge, our operating income margin decreased to 13.8%.  Our surgical hospital in Austin, Texas, which historically has experienced financial difficulties, negatively impacted our operating income margins by 2.1% during the three months ended March 31, 2010.  We continue to implement strategic initiatives to improve the operational efficiencies and financial position of this facility.  Additionally, we experienced a decrease in case volume for the period which had a negative impact on our operating income margins due to certain fixed costs.  We experienced volatility within the quarter which impacted our ability to adjust staffing and reduce supply costs at our facilities in proportion to the lower case volume.

Acquisitions and Developments

Effective April 9, 2010, we acquired an ownership of 54.5% in a general acute care hospital with a surgical and obstetrics focus in Idaho falls, Idaho for approximately $31.9 million plus the assumption of approximately $6.1 million of debt.  The acquisition was financed with borrowings from our revolving credit facility.  We consolidate this facility for financial reporting purposes for periods subsequent to the acquisition.

Discontinued Operations and Divestitures

As of March 31, 2010, we owned one surgical facility that is classified as discontinued operations.  This facility’s assets, liabilities, revenues, expenses and cash flows have been reclassified as discontinued operations for all periods presented.

Revenue, income (loss) on operations before taxes, income tax provision, loss on sale, net of taxes, and income (loss) from discontinued operations, net of taxes, for the following periods indicated, were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues	$1,128	$1,219
Income (loss) on operations, before taxes	12	(372)
Income tax provision	8	8
Loss on sale, net of taxes	—	(5,852)
Income (loss) from discontinued operations, net of taxes	$4	$(6,232)

Effective February 1, 2010, we disposed of our equity method investment located in Arcadia, California.  We recorded an impairment charge of $2.4 million related to this investment at December 31, 2009.

Effective March 2, 2010, we consolidated the operations of our two facilities located in Worcester, Massachusetts.  We recorded an impairment charge of $392,000 at December 31, 2009 related to certain leasehold improvements.  During the three months ended March 31, 2010, we recorded an additional loss of $184,000 which is included in impairment and loss on disposal of long-lived assets.

Results of Operations

The following table summarizes certain statements of operations items for each of the three months ended March, 2010 and 2009.  The table also shows the percentage relationship to revenues for the periods indicated:

	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$85,037	100.0%	$84,171	100.0%
Cost of revenues	63,053	74.1	57,416	68.2
General and administrative expense	5,232	6.2	5,876	7.0
Depreciation and amortization	4,206	5.0	4,352	5.2
Provision for doubtful accounts	1,269	1.5	935	1.1
Income on equity investments	(628)	(0.7)	(186)	(0.2)
Impairment and loss on disposal of long-lived assets	1,073	1.3	52	0.1
Gain on sale of long-lived assets	(16)	(0.1)	(297)	(0.4)
Proceeds from insurance settlements, net	(36)	(0.1)	(88)	(0.1)
Total operating expenses	74,153	87.2	68,060	80.9
Operating income	10,884	12.8	16,111	19.1
Interest expense, net	(10,711)	(12.6)	(11,046)	(13.1)
Income before income taxes and discontinued operations	173	0.2	5,065	6.0
Provision for income taxes	1,605	1.9	1,327	1.6
(Loss) income from continuing operations	(1,432)	(1.7)	3,738	4.4
Income (loss) from discontinued operations, net of taxes	4	0.0	(6,232)	(7.4)
Net loss	(1,428)	(1.7)	(2,494)	(3.0)
Less: Net income attributable to noncontrolling interests	(4,220)	(5.0)	(6,519)	(7.7)
Net loss attributable to Symbion, Inc	$(5,648)	(6.7)%	$(9,013)	(10.7)%

Overview.  During the three months ended March 31, 2010, our revenues increased 1.0% to $85.0 million from $84.2 million for the three months ended March, 31, 2009.  We incurred a net loss attributable to Symbion, Inc. for the 2010 period of $5.6 million compared to a loss of $9.0 million for the 2009 period.  Included in the loss for the 2010 period is an impairment charge of $816,000 related to our equity method investment located in Gresham, Oregon. Excluding the impairment charge, our net loss is $4.8 million for the 2010 period.

Our financial results for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 reflect the addition of one surgical facility that we consolidate for financial reporting purposes and one surgical facility which we account for using the equity method.  Additionally, we disposed of three surgical facilities which we accounted for using the equity method as of March 31, 2009.  For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those surgical facilities that we consolidate for financial reporting purposes for both three-month periods ended March 31, 2010 and 2009.

Revenues.  Revenues for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 were as follows (in thousands):

	2010	2009	Dollar Variance	Percent Variance
Patient service revenues:
Same store revenues	$77,603	$80,776	$(3,173)	(3.9)%
Revenues from other surgical facilities	4,326	—	4,326	—
Total patient service revenues	81,929	80,776	1,153	1.4
Physician service revenues	1,429	1,639	(210)	(12.8)
Other service revenues	1,679	1,756	(77)	(4.4)
Total revenues	$85,037	$84,171	$866	1.0%

Patient service revenues at same store facilities decreased 3.9% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily as a result of a 3.2% decrease in cases and a 0.7% decrease in net revenue per case.  The decrease in case volume is attributable to weak economic conditions.  During the three months ended March 31, 2010, reimbursement from governmental payors increased 2.0% compared to the three months ended March 31, 2009.  Governmental payors have typically paid claims at a lower rate than third-party payors and therefore our net revenue per case decreased during the 2010 period compared to the 2009 period.  The increase in reimbursement from governmental payors is related to an increase in gastrointestinal and ophthalmology cases which are typically reimbursed by Medicare.

Cost of Revenues.  Cost of revenues for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, were as follows (in thousands):

	2010	2009	Dollar Variance	Percent Variance
Same store cost of revenues	$57,828	$57,416	$412	0.7%
Cost of revenues from other surgical facilities	5,225	—	5,225	—
Total cost of revenues	$63,053	$57,416	$5,637	9.8%

As a percentage of same store revenues, same store cost of revenues increased to 74.5% for the three months ended March 31, 2010 compared to 71.1% for the three months ended March 31, 2009.  The decrease in case volume resulted in a negative impact on operating income margins due to certain fixed costs such as facility rent expense and minimum staffing requirements.  We experienced volatility within the quarter which impacted our ability to adjust staffing and reduce supply costs at our facilities in proportion to the lower case volume.  Cost of revenues from other surgical facilities increased by $5.2 million.  This increase is attributable to surgical facilities acquired or developed since January 1, 2009.  As a percentage of revenues, total cost of revenues increased to 74.1% for 2010 compared to 68.2% for 2009.

General and Administrative Expense.  General and administrative expense decreased to $5.2 million for the three months ended March 31, 2010 from $5.9 million for the three months ended March 31, 2009.  As a percentage of revenues, general and administrative expense was 6.2% for 2010 and 7.0% for 2009.  This decrease is primarily attributable to a reduction in incentive compensation.

Depreciation and Amortization.  Depreciation and amortization expense decreased to $4.2 million for the three months ended March 31, 2010 compared to $4.4 million for the three months ended March 31, 2009.  As a percentage of revenues, depreciation and amortization expense decreased to 5.0% for 2010 from 5.2% for 2009.

Provision for Doubtful Accounts. The provision for doubtful accounts increased to $1.3 million for the three months ended March 31, 2010 compared to $935,000 for the three months ended March 31, 2009.  As a percentage of revenues, the provision for doubtful accounts was 1.5% for the 2010 period compared to 1.1% for the 2009 period.

Impairment and Loss on Disposal of Long-lived Assets.  Included in impairment and loss on disposal of long-lived assets for the three months ended March 31, 2010 is an impairment charge of $816,000 related to our equity method investment located in Gresham, Oregon.

Operating Income.  Operating income decreased to $10.9 million in 2010 from $16.1 million in 2009.  Included in the 2010 period is an impairment charge of $816,000 related to our equity method investment located in Gresham, Oregon.  In addition, the decrease resulted from our surgical hospital located in Austin, Texas and the decrease in case volume.

Interest Expense, Net of Interest Income.  Interest expense, net of interest income, decreased to $10.7 million for the three months ended March 31, 2010 from $11.0 million for the three months ended March 31, 2009.  This decrease is primarily attributable to a mark-to-market adjustment of the interest rate swap liability resulting in a reduction of interest expense of $1.4 million in the 2010 period compared to $615,000 in the 2009 period.

Provision for Income Taxes.  The provision for income taxes increased to $1.6 million for the three months ended March 31, 2010 from $1.3 million for the three months ended March 31, 2009. Tax expense in both periods is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments.

Income Attributable to Noncontrolling Interests.  Income attributable to noncontrolling interests decreased to $4.2 million for the three months ended March 31, 2010 compared to $6.5 million for the three months ended March 31, 2009.  As a percentage of revenues, income attributable to noncontrolling interests decreased to 5.0% for 2010 from 7.7% for 2009.  This decrease is attributable to a decrease in operating income at same store facilities and the impact of facilities acquired or developed since January 1, 2009.

Liquidity and Capital Resources

Operating Activities

During the three months ended March 31, 2010, we generated operating cash flow from continuing operations of $18.7 million compared to $18.5 million for the three months ended March 31, 2009. We received approximately $3.0 million of tax refunds in the 2010 period and $2.0 million in the 2009 period.

At March 31, 2010, we had working capital of $45.6 million compared to $40.8 million at December 31, 2009.  This increase is primarily related to our increased cash balance resulting from an income tax refund of $3.0 million and cash generated from operations.  Our available cash, along with our expected future operating cash flows, is sufficient to service our current obligations.

Investing Activities

Net cash used in investing activities from continuing operations during the three months ended March 31, 2010 was $1.4 million, including $1.3 million related to purchases of property and equipment.  During the three months ended March 31, 2009, net cash used in investing activities was $3.3 million, which included $2.6 million related to purchases of property and equipment.  Cash used in investing activities in the 2010 and 2009 periods was funded primarily from cash from operations.

Financing Activities

Net cash used in financing activities from continuing operations during the three months ended March 31, 2010 was $9.5 million. During the three months ended March 31, 2010, we made scheduled principal payments on our senior secured credit facility totaling $1.9 million. Additionally, we made $5.6 million of distributions to noncontrolling interest partners.

Our net cash used in financing activities from continuing operations during the three months ended March 31, 2009 was $8.8 million.  During the three months ended March 31, 2009, we made scheduled principal payments on our senior secured credit facility of $625,000. Additionally, we made $6.1 million of distributions to noncontrolling interest partners.

Long-Term Debt

The Company’s long-term debt is summarized as follows (in thousands):

	March 31, 2010 (Unaudited)	December 31, 2009
Senior secured credit facility	$230,250	$232,125
Senior PIK toggle notes	219,126	206,967
Notes payable to banks	13,739	14,433
Secured term loans	2,452	2,628
Capital lease obligations	8,457	9,067
	474,024	465,220
Less current maturities	(23,305)	(20,212)
Total long-term debt	$450,719	$445,008

Senior Secured Credit Facility

On August 23, 2007, in conjunction with the Merger, we entered into a $350.0 million senior secured credit facility with a syndicate of banks.  The senior secured credit facility extends credit in the form of two term loans of $125.0 million each (the first, the “Tranche A Term Loan” and the second, the “Tranche B Term Loan”) and a $100.0 million revolving, swingline and letter of credit facility (the “Revolving Facility”).  The swingline facility is limited to $10.0 million and the swingline loans are available on a same-day basis.  The letter of credit facility is limited to $10.0 million.  We are the borrower under the senior secured credit facility, and all of our wholly owned subsidiaries are guarantors.  Under the terms of the senior secured credit facility, entities that become wholly owned subsidiaries must also guarantee the debt.

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

As of March 31, 2010, the amount outstanding under the senior secured credit facility was $230.3 million with an interest rate on the borrowings of 3.5%.  The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used.  We pay this fee quarterly.  As of May 13, 2010, the amount available under the Revolving Facility was $67.0 million.

Interest Rate Swap

In October 2007, we entered into an interest rate swap agreement to protect against certain interest rate fluctuations of the LIBOR rate on $150.0 million of our variable rate debt under the senior secured credit facility. The effective date of the interest rate swap was October 31, 2007, and it is scheduled to expire on October 31, 2010. The interest rate swap effectively fixes our LIBOR interest rate on the $150.0 million of variable debt at a rate of 4.7%. We have recognized the fair value of the interest rate swap as a current liability of approximately $3.7 million at March 31, 2010, after a credit risk adjustment of $100,000.  Due to the significant changes in LIBOR rates, we elected an interest term for the January 2009 interest election period under the terms of the senior secured credit agreement which differs from that of the swap instrument.  As a result, we discontinued hedge accounting treatment for our interest rate swap as of December 31, 2008.  In January 2009, we began recognizing a ratable portion of the amount in accumulated other comprehensive income as additional interest expense over the remaining life of the swap instrument.  Also beginning in January 2009, we began recording into earnings the mark-to-market adjustment to reflect the changes in the fair value of the hedging instrument.  During the three months ended March 31, 2010, we recognized additional interest expense of $955,000 due to the ratable recognition of the balance in accumulated other comprehensive income.  We recognized a gain in interest expense for the quarter of $1.4 million due to mark-to-market adjustment of the swap liability.

Senior PIK Toggle Notes

Since August 23, 2008, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods.  As a result, the principal due on the Toggle Notes increased by $41.4 million since the issuance of the toggle notes.  On February 23, 2010, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from February 24, 2010 to August 23, 2010.  We have accrued $2.7 million in interest in other accrued expenses as of March 31, 2010.  As of March 31, 2010, the amount outstanding under the Toggle Notes was $219.1 million.

At March 31, 2010, we were in compliance with all material covenants required by each of the senior secured credit facility and the Toggle Notes.

Notes Payable to Banks

Certain of our subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The outstanding balance of this indebtedness as of March 31, 2010 and December 31, 2009 was $13.7 million and $14.4 million, respectively.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. We have guaranteed $9.1 million of this debt.

Capital Lease Obligations

We are liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at March 31, 2010 and December 31, 2009 was $8.5 million and $9.1 million, respectively.

Inflation

Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.

Earnings Before Interest, Taxes, Depreciation and Amortization and other adjustments

When we use the term “Adjusted EBITDA,” we are referring to net loss plus (a) (income) loss from discontinued operations, net of taxes, (b) income tax expense, (c) interest expense, net, (d) depreciation and amortization, (e) non-cash losses (gains), and (f) non-cash stock option compensation expense, less (g) net income attributable to noncontrolling interests.  Noncontrolling interest represents the interests of third parties, such as physicians and in some cases, health care systems that own an interest in surgical facilities that we consolidate for financial reporting purposes.  Our operating strategy is to apply a market-based approach in structuring our partnerships, with individual market dynamics driving the structure.  We believe that it is helpful to investors to present Adjusted EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of Adjusted EBITDA generated by our surgical facilities and other operations.

Adjusted EBITDA decreased to $12.3 million for the three months ended March 31, 2010 from $14.0 million for the three months ended March 31, 2009.  Adjusted EBITDA margin decreased to 14.4% for the 2010 period compared to 16.7% for the 2009 period.  Excluding the impact of the loss incurred at our surgical hospital in Austin, Texas, our Adjusted EBITDA margin was 15.5% for the 2010 period.

We use Adjusted EBITDA as a measure of liquidity.  We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures.  We also use Adjusted EBITDA, with some variation in the calculation, to determine compliance with some of the covenants under the senior secured credit facility, as well as to determine the interest rate and commitment fee payable under the senior secured credit facility.

Adjusted EBITDA is not a measurement of financial performance or liquidity under GAAP.  It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.  The items excluded from Adjusted EBITDA are significant components in understanding and evaluating financial performance and liquidity.  Our calculation of Adjusted EBITDA is not comparable to the Adjusted EBITDA measure we have used in certain prior periods but is consistent with the measure of Adjusted EBITDA less income attributable to noncontrolling interests previously reported.  Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table reconciles Adjusted EBITDA to net cash provided by operating activities – continuing operations (in thousands):

	Three Months Ended March 31,
	2010	2009

Adjusted EBITDA	$12,251	$14,023
Depreciation and amortization	(4,206)	(4,352)
Non-cash (losses) gains	(1,057)	245
Non-cash stock option compensation expense	(324)	(324)
Interest expense, net	(10,711)	(11,046)
Provision for income taxes	(1,605)	(1,327)
Net income attributable to noncontrolling interests	4,220	6,519
Income (loss) on discontinued operations, net of taxes	4	(6,232)
Net loss	(1,428)	(2,494)
(Income) loss from discontinued operations	(4)	6,232
Depreciation and amortization	4,206	4,352
Amortization of deferred financing costs	501	499
Non-cash payment-in-kind interest option	6,230	5,556
Non-cash stock option compensation expense	324	324
Non-cash recognition of other comprehensive income into earnings	484	732
Non-cash credit risk adjustment of financial instruments	89	—
Non-cash losses (gains)	1,057	(245)
Deferred income taxes	1,828	1,876
Equity in earnings of unconsolidated affiliates, net of distributions received	(70)	125
Provision for doubtful accounts	1,269	935
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	243	(998)
Other assets and liabilities	3,951	1,639
Net cash provided by operating activities – continuing operations	$18,680	$18,533

Other Data:
Number of surgical facilities included in continuing operations, as of the end of period(1)	64	65

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At March 31, 2010, $80.3 million of our total long-term debt was subject to variable rates of interest, while the remaining $393.8 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $800,000.  The fair value of our total long-term debt, based on quoted market prices as of March 31, 2010 was approximately $434.9 million.

Item 4T. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

No.	Description
2.1	Agreement and Plan of Merger, dated as of April 24, 2007, by and among Symbol Acquisition, L.L.C., Symbol Merger Sub, Inc. and Symbion, Inc. (a)
2.2	Contribution and Distribution Agreement by and among SMBI Idaho, LLC, Mountain View Hospital, LLC and the existing unitholders and their owners, dated as of April 9, 2010. (c)
3.1	Amended Certificate of Incorporation of Symbion, Inc. (b)
3.2	Amended and Restated Bylaws of Symbion, Inc. (b)
4.1	Indenture, dated as of June 3, 2008, among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (b)
4.2	Form of Notes (included in Exhibit 4.1)
4.3

Registration Rights Agreement, dated as of June 3, 2007, among Symbion, Inc., the subsidiaries of Symbion, Inc. party thereto as guarantors, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Greenwich Capital Markets, Inc. (b)

4.4	First Supplemental Indenture, dated as of September 18, 2008 among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (b)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 24, 2007 (File No. 000-50574)
(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (Registration No. 333-153678)
(c)	Certain information has been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBION, INC.

	By:	/s/ TERESA F. SPARKS
Teresa F. Sparks
Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 13, 2010

EXHIBIT INDEX

No.	Description
2.1	Agreement and Plan of Merger, dated as of April 24, 2007, by and among Symbol Acquisition, L.L.C., Symbol Merger Sub, Inc. and Symbion, Inc. (a)
2.2	Contribution and Distribution Agreement by and among SMBI Idaho, LLC, Mountain View Hospital, LLC and the existing unitholders and their owners, dated as of April 9, 2010. (c)
3.1	Amended Certificate of Incorporation of Symbion, Inc. (b)
3.2	Amended and Restated Bylaws of Symbion, Inc. (b)
4.1	Indenture, dated as of June 3, 2008, among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (b)
4.2	Form of Notes (included in Exhibit 4.1)
4.3

Registration Rights Agreement, dated as of June 3, 2007, among Symbion, Inc., the subsidiaries of Symbion, Inc. party thereto as guarantors, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Greenwich Capital Markets, Inc. (b)

4.4	First Supplemental Indenture, dated as of September 18, 2008 among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (b)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 24, 2007 (File No. 000-50574)
(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (Registration No. 333-153678)
(c)	Certain information has been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.