Form 10-Q
period 2010-06-30
SYMBION INC/TN
filed 2010-08-16
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 16, 2010, 1,000 shares of the registrant’s common stock were outstanding.

SYMBION, INC.

FORM 10-Q

August 16, 2010

Item 1.  Financial Statements

SYMBION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$68,980	$47,683
Accounts receivable, less allowance for doubtful accounts of $10,785 and $9,270, respectively	45,743	35,163
Inventories	10,555	9,434
Prepaid expenses and other current assets	9,870	12,399
Deferred tax asset	637	432
Current assets of discontinued operations	1,858	2,648
Total current assets	137,643	107,759
Land	7,260	2,938
Buildings and improvements	99,007	53,126
Furniture and equipment	65,178	53,898
Computers and software	4,595	3,877
	176,040	113,839
Less accumulated depreciation	(33,169)	(25,441)
Property and equipment, net	142,871	88,398
Intangible assets	19,480	19,480
Goodwill	594,632	545,238
Investments in and advances to affiliates	17,750	17,652
Other assets	10,218	10,675
Long-term assets of discontinued operations	1,428	1,524
Total assets	$924,022	$790,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,706	$7,732
Accrued payroll and benefits	10,526	5,824
Other accrued expenses	32,487	31,089
Current maturities of long-term debt	28,435	20,151
Current liabilities of discontinued operations	2,259	2,182
Total current liabilities	83,413	66,978
Long-term debt, less current maturities	483,359	444,834
Deferred income tax payable	44,203	40,776
Other liabilities	65,279	6,021
Long-term liabilities of discontinued operations	3,254	3,945

Noncontrolling interests — redeemable	34,196	31,363

Stockholders’ equity:
Common stock, 1,000 shares, $0.01 par value, authorized, issued and outstanding at June 30, 2010 and at December 31, 2009	—	—
Additional paid-in-capital	241,506	242,623
Accumulated other comprehensive loss	(1,014)	(2,731)
Retained deficit	(53,185)	(46,479)
Total Symbion, Inc. stockholders’ equity	187,307	193,413
Noncontrolling interests — non-redeemable	23,011	3,396
Total equity	210,318	196,809
Total liabilities and stockholders’ equity	$924,022	$790,726

See notes to unaudited consolidated financial statements.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$103,768	$86,590	$187,327	$168,547
Operating expenses:
Salaries and benefits	29,004	23,437	53,266	45,956
Supplies	23,186	18,852	41,374	35,289
Professional and medical fees	6,942	6,164	12,595	10,692
Rent and lease expense	6,079	5,954	12,308	11,578
Other operating expenses	7,517	6,414	14,385	12,866
Cost of revenues	72,728	60,821	133,928	116,381
General and administrative expense	5,937	5,469	11,169	11,345
Depreciation and amortization	4,975	4,165	9,121	8,456
Provision for doubtful accounts	1,964	972	3,200	1,813
Income on equity investments	(876)	(466)	(1,505)	(652)
Impairment and loss on disposal of long-lived assets	96	388	1,159	440
Gain on sale of long-lived assets	(5)	(558)	(7)	(943)
Litigation settlements	(8)	—	(44)	—
Total operating expenses	84,811	70,791	157,021	136,840
Operating income	18,957	15,799	30,306	31,707
Interest expense, net	(12,213)	(10,889)	(22,947)	(21,938)
Income before income taxes and discontinued operations	6,744	4,910	7,359	9,769
Provision for income taxes	608	1,393	2,214	2,720
Income from continuing operations	6,136	3,517	5,145	7,049
Loss from discontinued operations, net of taxes	(164)	(3)	(429)	(6,033)
Net income	5,972	3,514	4,716	1,016
Less: Net income attributable to noncontrolling interests	(7,030)	(5,412)	(11,422)	(11,927)
Net loss attributable to Symbion, Inc.	$(1,058)	$(1,898)	$(6,706)	$(10,911)

See notes to unaudited consolidated financial statements.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Symbion, Inc.
				Accumulated		Noncontrolling
				Other		Interests
	Common Stock		Additional	Comprehensive	Retained	Non-
	Shares	Shares	Paid-in Capital	Loss	Deficit	redeemable	Total
Balance at December 31, 2008	1,000	$—	$240,815	$(5,584)	$(24,025)	$10,508	$221,714
Net loss	—	—	—	—	(10,911)	2,567	(8,344)
Amortized compensation expense related to stock options	—	—	648	—	—	—	648
Recognition of interest rate swap liability to earnings, net of taxes of $631,000	—	—	—	1,273	—	—	1,273
Distributions to noncontrolling interests	—	—	—	—	—	(2,952)	(2,952)
Acquisition and disposal of shares of noncontrolling interests	—	—	—	—	—	154	154
Other	—	—	—	—	—	190	190
Balance at June 30, 2009	1,000	$—	$241,463	$(4,311)	$(34,936)	$10,467	$212,683

Balance at December 31, 2009	1,000	$—	$242,623	$(2,731)	$(46,479)	$3,396	$196,809
Net loss	—	—	—	—	(6,706)	1,603	(5,103)
Amortized compensation expense related to stock options	—	—	649	—	—	—	649
Recognition of interest rate swap liability to earnings, net of taxes of $188,000	—	—	—	1,717	—	—	1,717
Distributions to noncontrolling interest partners	—	—	—	—	—	(2,198)	(2,198)
Acquisition and disposal of shares of noncontrolling interests	—	—	(1,766)	—	—	20,210	18,444
Balance at June 30, 2010	1,000	$—	$241,506	$(1,014)	$(53,185)	$23,011	$210,318

See notes to unaudited consolidated financial statements.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,716	$1,016
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	429	6,033
Depreciation and amortization	9,121	8,456
Amortization of deferred financing costs	1,000	1,000
Non-cash payment-in-kind interest option	12,667	11,299
Non-cash stock option compensation expense	649	648
Non-cash recognition of accumulated other comprehensive loss into earnings	968	1,382
Non-cash credit risk adjustment of financial instruments	189	708
Non–cash losses (gains)	1,152	(503)
Deferred income taxes	4,333	3,462
Equity in earnings of unconsolidated affiliates, net of distributions received	(329)	(42)
Provision for doubtful accounts	3,200	1,813
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(4,504)	(894)
Income taxes receivable	(2,117)	1,762
Other assets and liabilities	2,583	1,305
Net cash provided by operating activities — continuing operations	34,057	37,445
Net cash provided by operating activities — discontinued operations	53	130
Net cash provided by operating activities	34,110	37,575

Cash flows from investing activities:
Purchases of property and equipment, net	(2,549)	(5,696)
Payments for acquisitions, net of cash acquired	(25,019)	(126)
Payments from unit activity of nonconsolidated facilities	(55)	(199)
Change in other assets	(571)	(521)
Net cash used in investing activities — continuing operations	(28,194)	(6,542)
Net cash used in investing activities — discontinued operations	(13)	(80)
Net cash used in investing activities	(28,207)	(6,622)

Cash flows from financing activities:
Principal payments on long-term debt	(7,239)	(7,423)
Proceeds from debt issuances	33,739	289
Payment of debt issuance costs	—	(203)
Distributions to noncontrolling interest partners	(11,056)	(12,923)
Payments and proceeds from unit activity	581	1,027
Other financing activities	(592)	(3,103)
Net cash provided by (used in) financing activities — continuing operations	15,433	(22,336)
Net cash used in financing activities — discontinued operations	(39)	(49)
Net cash provided by (used in) financing activities	15,394	(22,385)
Net increase in cash and cash equivalents	21,297	8,568
Cash and cash equivalents at beginning of period	47,683	41,632
Cash and cash equivalents at end of period	$68,980	$50,200

See notes to unaudited consolidated financial statements.

SYMBION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

1.  Organization

Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and physician groups, hospitals and hospital systems.  As of June 30, 2010, the Company owned and operated 58 surgical facilities, including 53 ambulatory surgery centers and five surgical hospitals, and managed eight additional ambulatory surgery centers and one physician network.  The Company owns a majority ownership interest in 35 of the 58 surgical facilities and consolidates 51 of these surgical facilities for financial reporting purposes, of which 48 are included in continuing operations.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation guidance related to variable interest entities. The amendments include the elimination of the exemption for qualifying special purpose entities, revised criteria for determining the primary beneficiary of a variable interest entity, and expanded the requirements for reconsideration of the primary beneficiary. Effective January 1, 2010 the Company adopted this standard, which did not have an impact on its consolidated results of operations or financial condition.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business.  The physician limited partners and physician minority members of the entities the Company controls are responsible for the supervision and delivery of medical services.  The governance rights of limited partners and minority members are restricted to those that protect their financial interests.  Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breaches of the partnership or operating agreement, gross negligence or bankruptcy.  These protective rights do not preclude consolidation of the respective partnerships and limited liability companies.  The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of ASU 2009-17.  The variable interest entities are surgical facilities located in the states of Florida and New York.  With regard to the New York facility, the Company is the primary beneficiary due to the level of variability within the management services agreement as well as the obligation and likelihood of absorbing the majority of expected gains and losses.  Regarding the Florida facility, the Company has fully guaranteed the facility’s debt obligations.  The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected gains and losses.  The accompanying consolidated balance sheets at June 30, 2010 and December 31, 2009 include assets of $15.5 million and $14.5 million, respectively, and liabilities of $4.4 million and $4.4 million, respectively, related to the variable interest entities.  All significant intercompany balances and transactions are eliminated in consolidation.

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s term loans under its senior secured credit facility and the senior PIK Toggle Notes as of June 30, 2010 and December 31, 2009 were as follows:

	Carrying Amount		Fair Value
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Senior Secured Credit Facility
Tranche A term loan	$112,313	$115,438	$100,991	$103,120
Tranche B term loan	116,062	116,687	104,363	104,237
Revolving facility	33,000	—	29,674	—

Senior PIK toggle notes	219,126	206,967	190,377	156,260

The fair value of the term loans and senior PIK toggle notes were based on quoted prices at June 30, 2010 and December 31, 2009.  The Company’s long-term debt instruments are discussed further in Note 5.

Accounts Receivable

Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients.  The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there is significant credit risk associated with these government agencies.  Concentration of credit risk with respect to other payors is limited because of the large number of such payors.  Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value.  The Company does not require collateral for private pay patients.  Accounts receivable at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010	December 31, 2009
Surgical facilities	$45,197	$34,566
Physician networks	546	597
Total	$45,743	$35,163

The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgical facilities as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Private insurance	56%	59%
Government	24	15
Self-pay	11	13
Other	9	13
Total	100%	100%

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

Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2009	$545,238
Purchase price allocations	49,394
Balance at June 30, 2010	$594,632

Purchase price allocations for the period reflect adjustments to the identifiable net assets of acquired facilities.  As a result of the acquisition of a general acute care hospital with a surgical and obstetrics focus, located in Idaho Falls, Idaho during the second quarter of 2010, the Company recorded goodwill of $49.4 million.  The Company is in the process of performing a valuation of certain assets of the facility to determine the final purchase price allocation.

The Company has intangible assets related to the certificates of need for certain of its facilities of $19.5 million.  These indefinite-lived assets are not amortized, but are assessed for possible impairment as part of the Company’s impairment analysis.

Noncontrolling Interests

The consolidated financial statements include all assets, liabilities, revenues and expenses of surgical facilities in which the Company has sufficient ownership and rights to allow the Company to consolidate the surgical facilities.  The Company has recorded noncontrolling interests in the earnings of such surgical facilities.

Other Accrued Expenses

A summary of other accrued expenses is as follows (in thousands):

	June 30, 2010	December 31, 2009
Interest payable	$10,573	$9,945
Current taxes payable	6,514	5,782
Self-insurance liabilities	1,809	2,651
Interest rate swap liability	2,106	5,045
Other accrued expenses	11,485	7,666
	$32,487	$31,089

Other Comprehensive Loss

The Company reports other comprehensive loss as a measure of changes in stockholders’ equity that results from recognized transactions.  Other comprehensive loss of the Company resulted from adjustments due to the fluctuation of the value of the Company’s interest rate swap. The Company entered into an interest rate swap agreement on October 31, 2007.  The value of the interest rate swap was recorded as a current liability of $2.1 million at June 30, 2010.  The Company previously recorded the change in value of the interest rate swap as other comprehensive loss.  See Note 6 for further discussion of derivative instruments.

Revenues

Revenues by service type consist of the following for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Patient service revenues	$100,631	$82,943	$181,081	$161,505
Physician service revenues	1,428	1,615	2,857	3,255
Other service revenues	1,709	2,032	3,389	3,787
Total revenues	$103,768	$86,590	$187,327	$168,547

The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Private insurance	69%	71%	69%	71%
Government	25	24	25	24
Self-pay	5	4	5	4
Other	1	1	1	1
Total	100%	100%	100%	100%

Reclassifications

Certain reclassifications have been made to the comparative period’s financial statements to conform to the 2010 presentation.  The reclassifications primarily related to the presentation of discontinued operations and noncontrolling interests and had no impact on the Company’s financial position or results of operations.

3.  Business Combinations

On April 9, 2010, SMBI Idaho, LLC completed the acquisition of a 54.46% ownership interest in Mountain View Hospital, LLC, which owns and operates a 43-bed general acute care hospital with a surgical and obstetrics focus located in Idaho Falls, Idaho.  The purchase price for the acquisition was $31.9 million, plus existing indebtedness of $6.1 million and other obligations of $49.6 million which are consolidated on the Company’s balance sheet.  SMBI Idaho, LLC is a wholly owned subsidiary of the Company.

The Company has accounted for the acquisition under the purchase method of accounting.  Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values. The preliminary allocation of the purchase price was based upon management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, and such valuation is subject to change.

The following table summarizes the allocation of the aggregate purchase price of the acquisition recorded using the purchase method of accounting for the six months ended June 30, 2010 (in thousands):

	Six Months Ended June 30, 2010
Cash consideration	$31,924
Working capital true-up in escrow	(601)
Fair value of the noncontrolling interests	19,645
Total consideration	50,968
Net assets acquired
Cash	6,132
Accounts receivable	9,321
Inventories	1,139
Prepaid expenses and other current assets	258
Property and equipment	59,804
Other assets	225
Accounts payable	(2,588)
Accrued payroll and benefits	(2,266)
Other accrued expenses	(4,939	)(a)
Current portion of long-term debt	(1,075)
Long-term debt, less current maturities	(6,478)
Other liabilities	(58,006	)(a)
Net assets acquired	1,527
Excess of purchase price over identifiable net assets acquired	$49,441

(a)         Other liabilities includes $44,930 to record the financing obligation payable to the hospital facility lessor relating to land, building and improvements. The current portion of the obligation is $4,620, which is included in other accrued expenses.

The hospital’s results for the three months ended June 30, 2010 are included in the Company’s statement of operations.  Following are the results for the six months ended June 30, 2010 as if the acquisition had occurred on January 1, 2010 (in thousands):

Six Months Ended June 30, 2010
Revenues	$202,193
Net income	$4,172
Net loss attributable to Symbion, Inc.	$(7,130)

Following are the results for the three and six months ended June 30, 2009 as if the acquisition had occurred on January 1, 2009 (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Revenues	$102,435	$199,327
Net income	$4,959	$3,560
Net loss attributable to Symbion, Inc.	$(1,249)	$(9,803)

4.  Discontinued Operations

During the second quarter of 2010, the Company identified two additional underperforming ambulatory surgery centers that are consolidated for financial reporting purposes.  The Company committed to a plan to divest its interest in these facilities.  As of June 30, 2010, the Company had three surgical facilities which are classified as discontinued operations.   The results of operations in these centers are presented net of income taxes in the accompanying consolidated financial statements as discontinued operations.  The accompanying consolidated financial statements have been reclassified to conform to this presentation for all periods presented.  These required reclassifications of prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net loss or cash flows.

Revenues, (loss) income on operations before taxes, income tax (benefit) provision, gain (loss) on sale, net of taxes and the loss from discontinued operations, net of taxes for the three and six months ended June 30, 2010 and 2009 related to discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$2,573	$3,030	$5,179	$6,464
(Loss) income on operations, before taxes	$(166)	$5	$(413)	$(165)
Income tax (benefit) provision	$(2)	$8	$6	$16
Gain (loss) on sale, net of taxes	$—	$—	$10	$(5,852)
Loss from discontinued operations, net of taxes	$(164)	$(3)	$(429)	$(6,033)

5.  Long-Term Debt

The Company’s long-term debt is summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Senior secured credit facility	$261,375	$232,125
Senior PIK toggle notes	219,126	206,967
Notes payable to banks	20,297	14,433
Secured term loans	3,247	2,628
Capital lease obligations	7,749	8,832
	511,794	464,985
Less current maturities	(28,435)	(20,151)
Total long-term debt	$483,359	$444,834

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

At the Company’s option, the term loans bear interest at the lender’s alternate base rate in effect on the applicable borrowing date plus an applicable alternate base rate margin, or the Eurodollar rate in effect on the applicable borrowing date plus an applicable Eurodollar rate margin.  Both the applicable alternate base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of the Company’s total indebtedness to consolidated EBITDA.

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

As of June 30, 2010, the amount outstanding under the senior secured credit facility was $261.4 million with an interest rate on the borrowings of 3.6%.  The Company borrowed $33.0 million against its existing Revolving Facility during the second quarter of 2010 to fund the acquisition of an ownership interest in a general acute care hospital with a surgical and obstetrics focus, located in Idaho Falls, Idaho.  The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used.  The Company pays this fee quarterly.  As of June 30, 2010, the amount available under the Revolving Facility was $67.0 million.

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

Since August 23, 2008, the Company has elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods.  As a result, the principal due on the Toggle Notes increased by $34.5 million since the issuance of the Toggle Notes.  On February 23, 2010, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from February 24, 2010 to August 23, 2010.  The Company has accrued $9.2 million in interest in other accrued expenses as of June 30, 2010.  As of June 30, 2010, the amount outstanding under the Toggle Notes was $219.1 million.

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

At June 30, 2010, the Company was in compliance with all material covenants required by each of the senior secured credit facility and the Toggle Notes.

Notes Payable to Banks

Certain subsidiaries of the Company have outstanding bank indebtedness of $20.3 million which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.  The Company has guaranteed $8.9 million of this debt.

Capital Lease Obligations

The Company is liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at June 30, 2010 was $7.7 million.  The carrying value of the assets was $5.7 million as of June 30, 2010.

6.  Derivative Instruments

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

The Company does not hold or issue derivative financial instruments for trading purposes.  The fair value of the Company’s interest rate swap at June 30, 2010 and December 31, 2009 reflected a liability of approximately $2.1 million and $5.0 million, respectively, and is included in other accrued expenses in the accompanying consolidated balance sheets. The interest rate swap reflects a liability balance as of June 30, 2010 and December 31, 2009 as a result of decreases in market interest rates since inception.

At inception, the Company designated the interest rate swap as a cash flow hedge instrument.  Due to the significant decline in benchmark interest rates, the Company elected, as of January 28, 2009, an interest term under the provisions of the hedged term debt agreement, different than the terms of the hedging instrument.  The Company has determined this benchmark interest rate swap would no longer result in effectiveness within an acceptable range under the authoritative guidance, on a prospective basis.  As of December 31, 2008, the Company determined the hedge instrument to be ineffective and discontinued hedge accounting treatment.  In January 2009, the Company began recognizing a ratable portion of the $7.0 million in accumulated other comprehensive loss as additional interest expense, over the remaining life of the hedging instrument which expires October 31, 2010.  Also in January 2009, the Company began recording into earnings the mark-to-market adjustment to reflect the fair value of the hedging instrument.  During 2010,  the Company recorded a mark-to-market adjustment of $3.1 million as a reduction of interest expense and additional interest expense of $1.9 million related to the amortization of the interest rate swap balance in accumulated other comprehensive loss.

7.  Commitments and Contingencies

Debt and Lease Guaranty on Non-consolidated Entities

The Company has guaranteed $1.2 million of operating lease payments of certain non-consolidating surgical facilities.  These operating leases typically have ten year terms, with optional renewal periods.  As of June 30, 2010, the Company has also guaranteed $2.2 million of debt of five non-consolidating surgical facilities.  In the event that the Company meets certain financial and debt service benchmarks, the guarantees at these surgical facilities will expire between 2010 and 2017.

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

8.  Related Party Transactions

On August 23, 2007, the Company entered into a ten-year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, for the quarter ended June 30, 2010, has an asset of $148,000 that is included in prepaid expenses and other current assets.

As of June 30, 2010 and December 31, 2009, the Company has $405,000 and $545,000, respectively, payable to physicians at one of the Company’s physician networks as a result of cash receipts in excess of expenditures for the related facilities.  These amounts are included in other accrued expenses.

9.  Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries.  Presented below is consolidating financial information for the Company and its subsidiaries as required by regulations of the Securities and Exchange Commission (“SEC”) in connection with the Company’s Toggle Notes that have been registered with the SEC.  The information segregates the parent company issuer, the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and consolidating adjustments.  The operating and investing activities of the separate legal entities are fully interdependent and integrated.  Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis.  All of the subsidiary guarantees are both full and unconditional and joint and several.

SYMBION, INC.

CONSOLIDATING BALANCE SHEET

June 30, 2010

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,945	$26,366	$34,669	$—	$68,980
Accounts receivable, net	—	546	45,197	—	45,743
Inventories	—	392	10,163	—	10,555
Prepaid expenses and other current assets	2,850	85	6,935	—	9,870
Due from related parties	101,623	—	—	(101,623)	—
Deferred tax asset	541	—	96	—	637
Current assets of discontinued operations	—	—	1,858	—	1,858
Total current assets	112,959	27,389	98,918	(101,623)	137,643
Property and equipment, net	1,267	332	141,272	—	142,871
Goodwill and intangible assets	614,112	—	—	—	614,112
Investments in and advances to affiliates	4,105	33,439	4,724	(24,518)	17,750
Other assets	8,909	23	1,286	—	10,218
Long-term assets of discontinued operations	—	—	1,428	—	1,428
Total assets	$741,352	$61,183	$247,628	$(126,141)	$924,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12	$62	$9,632	$—	$9,706
Accrued payroll and benefits	532	226	9,768	—	10,526
Due to related parties	—	56,179	45,444	(101,623)	—
Other accrued expenses	20,224	406	11,857	—	32,487
Current maturities of long-term debt	17,185	112	11,138	—	28,435
Current liabilities of discontinued operations	—	—	2,259	—	2,259
Total current liabilities	37,953	56,985	90,098	(101,623)	83,413
Long-term debt, less current maturities	463,745	93	19,521	—	483,359
Deferred income tax payable	44,459	—	(256)	—	44,203
Other liabilities	3,164	—	62,115	—	65,279
Long-term liabilities of discontinued operations	—	—	3,254	—	3,254
Noncontrolling interests — redeemable	—	—	34,196	—	34,196
Total Symbion, Inc. stockholders’ equity	192,031	4,105	15,689	(24,518)	187,307
Noncontrolling interests — non-redeemable	—	—	23,011	—	23,011
Total equity	192,031	4,105	38,700	(24,518)	210,318
Total liabilities and stockholders’ equity	$741,352	$61,183	$247,628	$(126,141)	$924,022

SYMBION, INC.

CONSOLIDATING BALANCE SHEET

December 31, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,272	$14,992	$21,419	$—	$47,683
Accounts receivable, net	—	586	34,577	—	35,163
Inventories	—	331	9,103	—	9,434
Prepaid expenses and other current assets	4,234	85	8,080	—	12,399
Due from related parties	106,031	—	—	(106,031)	—
Deferred Tax Asset - Current	335	—	97	—	432
Current assets of discontinued operations	—	—	2,648	—	2,648
Total current assets	121,872	15,994	75,924	(106,031)	107,759
Property and equipment, net	1,331	433	86,634	—	88,398
Goodwill and intangible assets	564,718	—	—	—	564,718
Investments in and advances to affiliates	3,986	49,535	4,193	(40,062)	17,652
Other assets	9,790	44	841	—	10,675
Long-term assets of discontinued operations	—	—	1,524	—	1,524
Total assets	$701,697	$66,006	$169,116	$(146,093)	$790,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15	$136	$7,581	$—	$7,732
Accrued payroll and benefits	464	265	5,095	—	5,824
Due to related parties	—	61,080	44,951	(106,031)	—
Other accrued expenses	17,295	328	13,466	—	31,089
Current maturities of long-term debt	10,865	109	9,177	—	20,151
Current liabilities of discontinued operations	—	—	2,182	—	2,182
Total current liabilities	28,639	61,918	82,452	(106,031)	66,978
Long-term debt, less current maturities	428,655	102	16,077	—	444,834
Deferred income tax payable	40,776	—	—	—	40,776
Other liabilities	6,021	—	—	—	6,021
Long-term liabilities of discontinued operations	—	—	3,945	—	3,945
Noncontrolling interest - redeemable	—	—	31,363	—	31,363
Total Symbion, Inc. stockholders’ equity	197,606	3,986	31,883	(40,062)	193,413
Noncontrolling interests - nonredeemable	—	—	3,396	—	3,396
Total equity	197,606	3,986	35,279	(40,062)	196,809
Total liabilities and stockholders’ equity	$701,697	$66,006	$169,116	$(146,093)	$790,726

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2010

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$8,913	$2,457	$96,315	$(3,917)	$103,768
Operating expenses:
Salaries and benefits	—	1,143	27,861	—	29,004
Supplies	—	188	22,998	—	23,186
Professional and medical fees	—	283	6,659	—	6,942
Rent and lease expense	—	185	5,894	—	6,079
Other operating expenses	—	100	7,417	—	7,517
Cost of revenues	—	1,899	70,829	—	72,728
General and administrative expense	5,937	—	—	—	5,937
Depreciation and amortization	174	75	4,726	—	4,975
Provision for doubtful accounts	—	45	1,919	—	1,964
Income on equity investments	—	(876)	—	—	(876)
Impairment and loss on disposal of long-lived assets	96	—	—	—	96
Gain on sale of long-lived assets	(5)	—	—	—	(5)
Proceeds from insurance settlements, net	(8)	—	—	—	(8)
Management fees	—	—	3,917	(3,917)	—
Equity in earnings of affiliates	(7,433)	(6,119)	—	13,552	—
Total operating expenses	(1,239)	(4,976)	81,391	9,635	84,811
Operating income	10,152	7,433	14,924	(13,552)	18,957
Interest expense, net	(10,531)	—	(1,682)	—	(12,213)
(Loss) income before taxes and discontinued operations	(379)	7,433	13,242	(13,552)	6,744
Provision (benefit) for income taxes	679	—	(71)	—	608
(Loss) income from continuing operations	(1,058)	7,433	13,313	(13,552)	6,136
Loss from discontinued operations, net of taxes	—	—	(164)	—	(164)
Net (loss) income	(1,058)	7,433	13,149	(13,552)	5,972
Net income attributable to noncontrolling interests	—	—	(7,030)	—	(7,030)
Net (loss) income attributable to Symbion, Inc.	$(1,058)	$7,433	$6,119	$(13,552)	$(1,058)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2010

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$17,273	$4,970	$172,671	$(7,587)	$187,327
Operating expenses:
Salaries and benefits	—	2,335	50,931	—	53,266
Supplies	—	367	41,007	—	41,374
Professional and medical fees	—	533	12,062	—	12,595
Rent and lease expense	—	383	11,925	—	12,308
Other operating expenses	—	198	14,187	—	14,385
Cost of revenues	—	3,816	130,112	—	133,928
General and administrative expense	11,169	—	—	—	11,169
Depreciation and amortization	345	152	8,624	—	9,121
Provision for doubtful accounts	—	92	3,108	—	3,200
Income on equity investments	—	(1,505)	—	—	(1,505)
Impairment and loss on disposal of long-lived assets	58	1,101	—	—	1,159
Gain on sale of long-lived assets	(7)	—	—	—	(7)
Litigation settlements, net	(44)	—	—	—	(44)
Management fees	—	—	7,587	(7,587)	—
Equity in earnings of affiliates	(11,521)	(10,207)	—	21,728	—
Total operating expenses	—	(6,551)	149,431	14,141	157,021
Operating income	17,273	11,521	23,240	(21,728)	30,306
Interest expense, net	(21,736)	—	(1,211)	—	(22,947)
(Loss) income before taxes and discontinued operations	(4,463)	11,521	22,029	(21,728)	7,359
Provision (benefit) for income taxes	2,243	—	(29)	—	2,214
(Loss) income from continuing operations	(6,706)	11,521	22,058	(21,728)	5,145
Loss from discontinued operations, net of taxes	—	—	(429)	—	(429)
Net (loss) income	(6,706)	11,521	21,629	(21,728)	4,716
Net income attributable to noncontrolling interests	—	—	(11,422)	—	(11,422)
Net (loss) income attributable to Symbion, Inc.	$(6,706)	$11,521	$10,207	$(21,728)	$(6,706)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$8,892	$2,727	$78,861	$(3,890)	$86,590
Operating expenses:
Salaries and benefits	—	1,219	22,218	—	23,437
Supplies	—	174	18,678	—	18,852
Professional and medical fees	—	289	5,875	—	6,164
Rent and lease expense	—	208	5,746	—	5,954
Other operating expenses	—	137	6,277	—	6,414
Cost of revenues	—	2,027	58,794	—	60,821
General and administrative expense	5,469	—	—	—	5,469
Depreciation and amortization	162	79	3,924	—	4,165
Provision for doubtful accounts	—	47	925	—	972
Income on equity investments	—	(466)	—	—	(466)
Impairment and loss on disposal of long-lived assets	598	—	(768)	—	(170)
Management fees	—	—	3,890	(3,890)	—
Equity in earnings of affiliates	(11,739)	(10,691)	—	22,430	—
Total operating expenses	(5,510)	(9,004)	66,765	18,540	70,791
Operating income	14,402	11,731	12,096	(22,430)	15,799
Interest (expense) income, net	(14,974)	8	4,077	—	(10,889)
(Loss) income before taxes and discontinued operations	(572)	11,739	16,173	(22,430)	4,910
Provision for income taxes	1,326	—	67	—	1,393
(Loss) income from continuing operations	(1,898)	11,739	16,106	(22,430)	3,517
Loss from discontinued operations, net of taxes	—	—	(3)	—	(3)
Net (loss) income	(1,898)	11,739	16,103	(22,430)	3,514
Net income attributable to noncontrolling interests	—	—	(5,412)	—	(5,412)
Net (loss) income attributable to Symbion, Inc.	$(1,898)	$11,739	$10,691	$(22,430)	$(1,898)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$17,411	$5,437	$153,366	$(7,667)	$168,547
Operating expenses:
Salaries and benefits	—	2,419	43,537	—	45,956
Supplies	—	350	34,939	—	35,289
Professional and medical fees	—	586	10,106	—	10,692
Rent and lease expense	—	411	11,167	—	11,578
Other operating expenses	—	254	12,612	—	12,866
Cost of revenues	—	4,020	112,361	—	116,381
General and administrative expense	11,345	—	—	—	11,345
Depreciation and amortization	359	159	7,938	—	8,456
Provision for doubtful accounts	—	98	1,715	—	1,813
Income on equity investments	—	(652)	—	—	(652)
Impairment and loss (gain) on disposal of long-lived assets	1,714	(1,988)	(229)	—	(503)
Management fees	—	—	7,667	(7,667)	—
Equity in earnings of affiliates	(13,607)	(9,801)	—	23,408	—
Total operating expenses	(189)	(8,164)	129,452	15,741	136,840
Operating income	17,600	13,601	23,914	(23,408)	31,707
Interest (expense) income, net	(26,071)	6	4,127	—	(21,938)
(Loss) income before taxes and discontinued operations	(8,471)	13,607	28,041	(23,408)	9,769
Provision for income taxes	2,440	—	280	—	2,720
(Loss) income from continuing operations	(10,911)	13,607	27,761	(23,408)	7,049
Loss from discontinued operations, net of taxes	—	—	(6,033)	—	(6,033)
Net (loss) income	(10,911)	13,607	21,728	(23,408)	1,016
Net income attributable to noncontrolling interests	—	—	(11,927)	—	(11,927)
Net (loss) income attributable to Symbion, Inc.	$(10,911)	$13,607	$9,801	$(23,408)	$(10,911)

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2010

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(6,706)	$11,521	$21,629	$(21,728)	$4,716
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	429	—	429
Depreciation and amortization	345	152	8,624	—	9,121
Amortization of deferred financing costs	1,000	—	—	—	1,000
Non-cash payment-in-kind interest option	12,667	—	—	—	12,667
Non-cash stock option compensation expense	649	—	—	—	649
Non-cash recognition of other comprehensive income into earnings	968	—	—	—	968
Non-cash credit risk adjustment of financial instruments	189	—	—	—	189
Non-cash losses	51	1,101	—	—	1,152
Deferred income taxes	4,333	—	—	—	4,333
Equity in earnings of affiliates	(11,521)	(10,207)	—	21,728	—
Equity in earnings of affiliates, net of distributions received	—	(329)	—	—	(329)
Provision for doubtful accounts	—	92	3,108	—	3,200
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(4,504)	—	(4,504)
Income tax receivable	(2,117)	—	—	—	(2,117)
Other assets and liabilities	(2,210)	2,740	2,053	—	2,583
Net cash (used in) provided by operating activities — continuing operations	(2,352)	5,070	31,339	—	34,057
Net cash provided by operating activities — discontinued operations	—	—	53	—	53
Net cash (used in) provided by operating activities	(2,352)	5,070	31,392	—	34,110
Cash flows from investing activities:
Purchases of property and equipment, net	(106)	—	(2,443)	—	(2,549)
Payments for acquisitions, net of cash acquired	(31,323)	6,304	—	—	(25,019)
Payments from unit activity	(55)	—	—	—	(55)
Change in other assets	(300)	(271)	—	—	(571)
Net cash (used in) provided by investing activities — continuing operations	(31,784)	6,033	(2,443)	—	(28,194)
Net cash used in investing activities — discontinued operations	—	—	(13)	—	(13)
Net cash (used in) provided by investing activities	(31,784)	6,033	(2,456)	—	(28,207)
Cash flows from financing activities:
Principal payments on long-term debt	(3,811)	—	(3,428)	—	(7,239)
Proceeds from debt issuances	33,739	—	—	—	33,739
Distributions to noncontrolling interest partners	—	—	(11,056)	—	(11,056)
Proceeds from unit activity	581	—	—	—	581
Other financing activities	300	271	(1,163)	—	(592)
Net cash provided by (used in) financing activities — continuing operations	30,809	271	(15,647)	—	15,433
Net cash used in financing activities — discontinued operations	—	—	(39)	—	(39)
Net cash provided by (used in) financing activities	30,809	271	(15,686)	—	15,394
Net (decrease) increase in cash and cash equivalents	(3,327)	11,374	13,250	—	21,297
Cash and cash equivalents at beginning of period	11,272	14,992	21,419	—	47,683
Cash and cash equivalents at end of period	$7,945	$26,366	$34,669	$—	$68,980

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(10,911)	$13,607	$21,728	$(23,408)	$1,016
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	6,033	—	6,033
Depreciation and amortization	359	159	7,938	—	8,456
Amortization of deferred financing costs	1,000	—	—	—	1,000
Non-cash payment-in-kind interest option	11,299	—	—	—	11,299
Non-cash stock option compensation expense	648	—	—	—	648
Non-cash recognition of other comprehensive income into earnings	1,382	—	—	—	1,382
Non-cash losses (gains)	1,714	(1,988)	(229)	—	(503)
Non-cash credit risk adjustment of financial instruments	708	—	—	—	708
Deferred income taxes	3,462	—	—	—	3,462
Equity in earnings of affiliates, net of distributions received	—	(42)	—	—	(42)
Equity in earnings of affiliates	(13,607)	(9,801)	—	23,408	—
Provision for doubtful accounts	—	98	1,715	—	1,813
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(894)	—	(894)
Income taxes payable	1,762	—	—	—	1,762
Other assets and liabilities	(387)	(4,543)	6,235	—	1,305
Net cash (used in) provided by operating activities — continuing operations	(2,571)	(2,510)	42,526	—	37,445
Net cash provided by operating activities —discontinued operations	—	—	130	—	130
Net cash (used in) provided by operating activities	(2,571)	(2,510)	42,656	—	37,575
Cash flows from investing activities:
Purchases of property and equipment, net	(198)	—	(5,498)	—	(5,696)
Payments for acquisitions, net of cash acquired	(126)	—	—	—	(126)
Payments from unit activity	(199)	—	—	—	(199)
Change in other assets	—	—	(521)	—	(521)
Net cash used in investing activities — continuing operations	(523)	—	(6,019)	—	(6,542)
Net cash used in investing activities — discontinued operations	—	—	(80)	—	(80)
Net cash used in investing activities	(523)	—	(6,099)	—	(6,622)
Cash flows from financing activities:
Principal payments on long-term debt	(1,250)	—	(6,173)	—	(7,423)
Proceeds from debt issuances	—	—	289	—	289
Payment of debt issuance costs	(203)	—	—	—	(203)
Distributions to noncontrolling interest partners	—	—	(12,923)	—	(12,923)
Proceeds from unit activity	1,027	—	—	—	1,027
Change in other long-term liabilities	—	—	(3,103)	—	(3,103)
Net cash used in financing activities — continuing operations	(426)	—	(21,910)	—	(22,336)
Net cash used in financing activities — discontinued operations	—	—	(49)	—	(49)
Net cash used in financing activities	(426)	—	(21,959)	—	(22,385)
Net (decrease) increase in cash and cash equivalents	(3,520)	(2,510)	14,598	—	8,568
Cash and cash equivalents at beginning of period	11,272	14,992	15,368	—	41,632
Cash and cash equivalents at end of period	$7,752	$12,482	$29,966	$—	$50,200

10.  Subsequent Events

Effective July 1, 2010, the Company acquired an incremental ownership of 37.0% in its surgical facility located in Chesterfield, Missouri for $18.8 million.  Prior to the acquisition, we owned 13% of this facility.  Through this acquisition, the Company obtained a controlling interest in this facility.  The acquisition was treated as a business combination and the Company will begin consolidating the facility in the third quarter of 2010.  The purchase price was financed with proceeds from the Revolving Facility. As part of the transaction, we used proceeds from the Revolving Facility to refinance $4.6 million of facility level debt funded through an intercompany loan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes.

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

•                  our legal responsibility to the holders of ownership interests in the entities through which we own surgical facilities, which may conflict with the interests of our noteholders and prevent us from acting solely in our own bests interests or the interests of our noteholders;

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

Executive Overview

We own and operate a national network of short stay surgical facilities in 27 states. Our surgical facilities, which include ambulatory surgery centers and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology. We own our surgical facilities in partnership with physicians and in some cases health care systems in the markets and communities we serve. We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe this approach aligns our interests with those of our partners. As of August 16, 2010, we owned and operated 58 surgical facilities, including 53 ambulatory surgery centers and five surgical hospitals. We also managed eight additional ambulatory surgery centers. We owned a majority interest in 35 of the 58 surgical facilities and consolidated 52 of these facilities for financial reporting purposes. We are reporting three of the 58 surgical facilities as discontinued operations. In addition to our surgical facilities, we also manage one physician network in a market in which we operate an ambulatory surgery center.

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

We continue to focus on improving the performance of our same store facilities and acquiring facilities on a selective basis that we believe have favorable growth potential. On April 9, 2010, we acquired an ownership interest in a general acute care hospital with a surgical and obstetrics focus, located in Idaho Falls, Idaho.  This acquisition provides us with the opportunity to expand into a new market and the results of the facility are consolidated for financial reporting purposes for periods subsequent to the acquisition.

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

The following tables summarize our revenues by service type as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Patient service revenues	97%	96%	97%	96%
Physician service revenues	1	2	1	2
Other service revenues	2	2	2	2
Total	100%	100%	100%	100%

Payor Mix

Approximately 97% of our revenues are patient service revenues. The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Private insurance	69%	71%	69%	71%
Government	25	24	25	24
Self-pay	5	4	5	4
Other	1	1	1	1
Total	100%	100%	100%	100%

Case Mix

We primarily operate multi-specialty facilities where physicians perform a variety of procedures in various specialties, including orthopedics, pain management, gastroenterology and ophthalmology, among others.  We believe this diversification helps to protect us from any adverse pricing and utilization trends in any individual procedure type and results in greater consistency in our case volume.

The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Ear, nose and throat	6.0%	6.2%	5.9%	6.3%
Gastrointestinal	29.3	28.4	29.7	28.2
General surgery	4.1	4.3	4.1	4.2
Obstetrics/gynecology	2.7	2.8	2.7	2.9
Ophthalmology	15.9	16.4	16.1	16.2
Orthopedic	17.2	16.4	17.3	16.6
Pain management	15.4	15.7	14.9	16.2
Plastic surgery	3.0	2.9	3.0	2.7
Other	6.4	6.9	6.3	6.7
Total	100.0%	100.0%	100.0%	100.0%

Case Growth

Same Store Information

We define same store facilities as those facilities that were operating throughout the three months ended June 30, 2010 and 2009. The following same store facility table includes both consolidated surgical facilities from continuing operations that are included in our revenue and non-consolidated surgical facilities that are not reported in our revenue, as we account for these surgical facilities using the equity method. This same store facilities table is presented to allow comparability to other companies in our industry for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cases	64,091	65,138	125,220	127,512
Case growth	(1.6)%	N/A	(1.8)%	N/A
Net patient service revenue per case	$1,523	$1,440	$1,528	$1,468
Net patient service revenue per case growth	5.8%	N/A	4.1%	N/A
Number of same store surgical facilities	53	N/A	53	N/A

The following same store facility table is presented for purposes of explaining changes in our consolidated financial results and accordingly excludes non-consolidated surgical facilities that are not reported in our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cases	58,016	58,931	113,364	115,924
Case growth	(1.6)%	N/A	(2.2)%	N/A
Net patient service revenue per case	$1,358	$1,339	$1,366	$1,358
Net patient service revenue per case growth	1.4%	N/A	0.6%	N/A
Number of same store surgical facilities	46	N/A	46	N/A

Consolidated Information

The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated. Accordingly, the table includes surgical facilities that we have acquired, developed or disposed of since January 1, 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cases	60,928	59,463	116,982	116,456
Case growth	2.5%	N/A	0.5%	N/A
Net patient service revenue per case	$1,652	$1,395	$1,548	$1,387
Net patient service revenue per case growth	18.4%	N/A	11.6%	N/A
Number of surgical facilities operated as of end of the period(1)	63	64	63	64
Number of consolidated surgical facilities	48	51	48	51

(1)          Includes surgical facilities that we manage but in which we have no ownership.

Recent Regulatory Developments

We are dependent upon private and government third-party sources of payment for the services we provide.  The amounts that our surgical facilities and networks receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid, and state and federal regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) were signed into law by President Obama on March 23, 2010 and March 30, 2010, respectively, dramatically altering the U.S. health care system.  The Acts are intended to provide coverage and access to substantially all Americans, to increase the quality of care provided, and to reduce the rate of growth in healthcare expenditures.  The changes include, among other things, reducing payments to Medicare Advantage plans, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, reducing Medicare and Medicaid payments, including disproportionate share payments, expanding Medicare and Medicaid eligibility, and expanding access to health insurance.  As part of the effort to control or reduce health care spending, the Acts also contain a number of measures intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and limitations on the Stark Law exception that allows physicians to have ownership interests in hospitals (the “Whole Hospital Exception”).  Among other things, the Acts prohibit hospitals from increasing the percentages of the total value of the ownership interests held in the hospital by physicians after March 23, 2010, as well as place severe restrictions on the ability of a hospital subject to the Whole Hospital Exception to add operating rooms, procedure rooms and beds.  It is difficult to predict the impact the Acts will have on the Company’s operations as a majority of the measures contained in the Acts do not take effect until 2014.  The Acts could have an adverse effect on our financial condition and results of operations.

Medicare Reimbursement-Ambulatory Surgery Centers

Beginning in 2008, the Centers for Medicare and Medicaid Services (“CMS”) began transitioning Medicare payments to ambulatory surgery centers (“ASCs”) to a system based upon the hospital outpatient prospective payment system.  In 2011 that transition is complete and payments to ASCs will be solely based on the outpatient prospective payment system (OPPS) relative weights.  CMS has cautioned that the final OPPS relative weights may result in payment rates for the year being less than the payment rates for the preceding year.  On July 2, 2010, CMS issued a proposed rule to update the Medicare program’s payment policies and rates for ASCs for 2011.  The proposed rule outlines no increase to the ASC payment rate.  This net zero update is based upon a 1.6% estimated increase in the consumer price index combined with a (1.6)% productivity adjustment CMS must apply to ASC payment rates pursuant to the Acts.  The proposed rule will also add five procedures to the list of procedures for which Medicare will reimburse when performed in an ASC.  We cannot predict if the proposed rule will be adopted in its current form, and the ultimate impact of the changes in Medicare reimbursement will depend on a number of factors, including the procedure mix at the centers and our ability to realize an increased procedure volume.

Medicare Reimbursement — Hospital Inpatient Services

Five of our surgical facilities are licensed as hospitals.  The Medicare program pays hospitals on a prospective payment system for acute inpatient services.  Under this prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on each patient’s final assigned diagnosis related group (“DRG”).  On April 19, 2010, CMS issued the inpatient prospective payment system (“IPPS”) proposed rule for federal fiscal year 2011, beginning on October 1, 2010.  Among other things, the proposed rule provided for a market basket increase of 2.4% for hospitals that successfully report the 2011 quality measures included in the Reporting Hospital Quality Date for Annual Payment Update (“RHQDAPU”) program and 0.4% for hospitals that do not.  The quality reporting program would also increase the outlier threshold and adjust the number of patient care quality measures required for reporting in order to receive the full market basket increase in fiscal year (“FY”) 2011 to 45.  For FY 2012 CMS anticipates adding an additional ten measures.

On June 2, 2010, CMS published a notice regarding the final Medicare IPPS payment rates for FY 2010 and a supplemental IPPS proposed rule for FY 2011.  The notice and the supplemental proposed rule implement changes that were made to the Medicare program’s reimbursement for hospital inpatient services by the Acts. Among other things, for discharges occurring on or after April 1, 2010, the notice decreases the IPPS market basket update from 2.10% to 1.85% for hospitals that successfully report the quality measures included in the RHQDAPU program and from 0.10% to (0.15)% for hospitals that do not.  These changes were further modified on July 30, 2010, when CMS announced a final rule updating acute care hospital rates.

Per the final rule, the market basket update for FY 2011 for hospitals under the IPPS was raised to 2.6 percent, or 0.6% for those hospitals that do not participate successfully in the RHQDAPU program.  This update amount will be further reduced by 0.25 percentage points, as required by the Acts.  As such, the applicable percentage increase to the standardized amount for FY 2011 is 2.35% for hospitals that submit quality data in accordance with the RHQDAPU requirements and 0.35% for hospitals that do not submit quality data.  Additionally, in FY 2011 the standardized amount will also be adjusted by (2.9)%, as is required by statute to recoup 2007 and 2008 excess spending resulting from hospital coding practices.  An additional (2.9)% adjustment will also be required in the future.  CMS anticipates these reductions, coupled with other adjustments, will decrease Medicare payments to IPPS hospitals for FY 2011 by 0.4%, or $440.0 million.

Medicare Reimbursement-Hospital Outpatient Services

On July 2, 2010 CMS issued a notice regarding the final Medicare hospital outpatient prospective payment system (“OPPS”) rates for calendar year (“CY”) 2010 to implement changes in Medicare’s reimbursement policies for hospital outpatient services that were required by the Acts and its proposed hospital OPPS rule for CY 2011.  Effective as of January 1, 2010, for CY 2011, the notice reduced the hospital operating market basket increase factor from 2.4% to 2.15% for hospitals that satisfy the requirements of the Hospital Outpatient Quality Data Reporting Program (“HOPQDRP”) and from 0.4% to 0.15% for hospitals that do not.  With respect to CY 2010 rates, the proposed OPPS rule would provide a market basket increase of 2.15% for hospitals that satisfy the HOPQDRP requirements (after incorporating the adjustments required by the Acts) and 0.15% for hospitals that do not.

In addition to the above changes, the proposed OPPS rule would also waive the Medicare deductibles and copayments for certain preventative services reimbursed under OPPS and add six additional quality measures to the list of items that a hospital must report to the HOPQDRP in order to receive the full market basket update in CY 2012.  CMS anticipates that the OPPS proposed rule for CY 2011 will increase expenditures under OPPS by $3.9 billion from CY 2010 to CY 2011.

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

On July 14, 2010, HHS issued a notice of proposed rulemaking to modify the HIPAA privacy, security and enforcement regulations. These changes may require substantial operational changes for HIPAA covered entities and their business associates, including, in part, new requirements for business associate agreements and a transition period for compliance, new limits on the use and disclosure of health information for marketing and fundraising, enhanced individuals’ rights to obtain electronic copies of their medical records and restricted disclosure of certain information, new requirements for notices of privacy practices, modified restrictions on authorizations for the use of health information for research, and new changes to the HIPAA enforcement regulations.  We cannot quantify the financial impact of compliance with these new regulations, but could incur expenses associated with such compliance.

Adoption of Electronic Health Records

The HITECH Act also includes provisions designed to increase the use of Electronic Health Records (“EHR”) by both physicians and hospitals.  Beginning with FY 2011 and extending through FY 2016, eligible hospitals may receive reimbursement incentives based upon successfully demonstrating “meaningful use” of its certified EHR technology.   Beginning in FY 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in reimbursements.  On July 13, 2010, HHS released final meaningful use regulations.  We are are currently planning the implementation of EHR at some of our facilities and intend to comply with the EHR meaningful use requirements, but we may not comply in time to qualify for the maximum available incentive payments in FY 2011.  Implementation of EHR and compliance with the HITECH Act will result in significant costs.  While we do not currently know the cost that will be associated with implementation and the amount of reimbursement incentives we will receive, we estimate that at a minimum our costs of implementation and compliance will be recovered through improved reimbursement over the course of the initiative program.

Operating Margins

Our operating income margin for the three months ended June 30, 2010 increased to 18.3% from 18.2% during the three months ended June 30, 2009.  Our overall results reflect our April 9, 2010 acquisition of a general acute care hospital with a surgical and obstetrics focus in Idaho Falls, Idaho, which we consolidate for financial reporting purposes.  Our same store operating margins decreased to 19.3% during the 2010 period from 19.6% during the 2009 period.  This decrease is primarily attributable to an increase in our provision for doubtful accounts to 1.9% in 2010 from 1.1% in 2009 as the result of significant bad debt recoveries at several facilities in the prior period.

Acquisitions and Developments

Effective April 9, 2010, we acquired an ownership of 54.5% in a general acute care hospital with a surgical and obstetrics focus located in Idaho Falls, Idaho for approximately $31.9 million plus the assumption of approximately $6.1 million of debt and other obligations of $49.6 million which we consolidate on our balance sheet.  The other obligations include a financing obligation of $49.6 million payable to the hospital facility lessor for the land, buildings and improvements of the facility.  The acquisition was financed with borrowings from our Revolving Facility.  We consolidate this facility for financial reporting purposes for periods subsequent to the acquisition.

Effective July 1, 2010, we acquired an incremental ownership of 37.0% in our surgical facility located in Chesterfield, Missouri for $18.8 million. Prior to the acquisition, we owned 13% of this facility.  As part of the transaction, we used proceeds from the Revolving Facility to refinance $4.6 million of facility level debt funded through an intercompany loan.  Through this acquisition we obtained a controlling interest in this facility.  The acquisition was treated as a business combination and we will begin consolidating the facility in the third quarter of 2010.  The aggregate purchase price was also financed with proceeds from the Revolving Facility.

Discontinued Operations and Divestitures

From time to time, we evaluate our portfolio of surgical facilities to ensure the facilities are performing as we expect.  During the second quarter of 2010 we identified two additional underperforming ambulatory surgery centers that we consolidate for financial reporting purposes.  We committed to a plan to divest our interest in these facilities.  As of June 30, 2010, we owned three surgical facilities which are classified as discontinued operations. Each facility’s assets, liabilities, revenues, expenses and cash flows have been reclassified as discontinued operations for all periods presented.

Revenues, (loss) income on operations before taxes, income tax (benefit) provision, gain (loss) on sale, net of taxes, and loss from discontinued operations, net of taxes, for the following periods indicated, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$2,573	$3,030	$5,179	$6,464
(Loss) income on operations, before taxes	$(166)	$5	$(413)	$(165)
Income tax (benefit) provision	$(2)	$8	$6	$16
Gain (loss) on sale, net of taxes	$—	$—	$10	$(5,852)
Loss from discontinued operations, net of taxes	$(164)	$(3)	$(429)	$(6,033)

Results of Operations

The following table summarizes certain statements of operations items for each of the three and six months ended June 30, 2010 and 2009.  The table also shows the percentage relationship to revenues for the periods indicated:

	Three Months Ended June 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$103,768	100.0%	$86,590	100.0%
Cost of revenues	72,728	70.1	60,821	70.2
General and administrative expense	5,937	5.7	5,469	6.3
Depreciation and amortization	4,975	4.8	4,165	4.8
Provision for doubtful accounts	1,964	1.9	972	1.1
Income on equity investments	(876)	(0.8)	(466)	(0.5)
Impairment and loss on disposal of long-lived assets	96	0.0	388	0.4
Gain on sale of long-lived assets	(5)	0.0	(558)	(0.5)
Litigation settlements	(8)	0.0	—	0.0
Total operating expenses	84,811	81.7	70,791	81.8
Operating income	18,957	18.3	15,799	18.2
Interest expense, net	(12,213)	(11.8)	(10,889)	(12.5)
Income before income taxes and discontinued operations	6,744	6.5	4,910	5.7
Provision for income taxes	608	0.6	1,393	1.6
Income from continuing operations	6,136	5.9	3,517	4.1
Loss on discontinued operations, net of taxes	(164)	(0.2)	(3)	(0.0)
Net income	5,972	5.7	3,514	4.1
Less: Net income attributable to noncontrolling interests	(7,030)	(6.8)	(5,412)	(6.3)
Net loss attributable to Symbion, Inc.	$(1,058)	(1.1)	$(1,898)	(2.2)

	Six Months Ended June 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$187,327	100.0%	$168,547	100.0%
Cost of revenues	133,928	71.5	116,381	69.0
General and administrative expense	11,169	6.0	11,345	6.7
Depreciation and amortization	9,121	4.9	8,456	5.0
Provision for doubtful accounts	3,200	1.7	1,813	1.1
Income on equity investments	(1,505)	(0.8)	(652)	(0.3)
Impairment and loss on disposal of long-lived assets	1,159	0.6	440	0.3
Gain on sale of long-lived assets	(7)	0.0	(943)	(0.6)
Litigation settlements	(44)	0.0	—	0.0
Total operating expenses	157,021	83.9	136,840	81.2
Operating income	30,306	16.1	31,707	18.8
Interest expense, net	(22,947)	(12.2)	(21,938)	(13.0)
Income before income taxes and discontinued operations	7,359	3.9	9,769	5.8
Provision for income taxes	2,214	1.2	2,720	1.6
Income from continuing operations	5,145	2.7	7,049	4.2
Loss on discontinued operations, net of taxes	(429)	(0.2)	(6,033)	(3.6)
Net income	4,716	2.5	1,016	0.6
Less: Net income attributable to noncontrolling interests	(11,422)	(6.1)	(11,927)	(7.1)
Net loss attributable to Symbion, Inc.	$(6,706)	(3.6)%	$(10,911)	(6.5)

Three Months Ended June 30, 2010 Compared To Three Months Ended June 30, 2009

Overview.  During the three months ended June 30, 2010, our revenues increased 19.8% to $103.8 million from $86.6 million for the three months ended June 30, 2009.  We incurred a net loss attributable to Symbion, Inc. for the 2010 period of $1.1 million compared to a net loss of $1.9 million for the 2009 period.

Our financial results for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 reflect the addition of two surgical facilities that we consolidate for financial reporting purposes and one surgical facility which we account for using the equity method.  Additionally, our financial results for the 2010 period reflect the disposal of one facility which we accounted for using the equity method.  For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those surgical facilities that we consolidate for financial reporting purposes for both three month periods ended June 30, 2010 and 2009.

Revenues.  Revenues for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 were as follows (in thousands):

	2010	2009	Dollar Variance	Percent Variance
Patient service revenues:
Same store revenues	$78,782	$78,907	$(125)	(0.2)%
Revenues from other surgical facilities	21,849	4,036	17,813	—
Total patient service revenues	100,631	82,943	17,688	21.3
Physician service revenues	1,428	1,615	(187)	(11.6)
Other service revenues	1,709	2,032	(323)	(15.8)
Total revenues	$103,768	$86,590	$17,178	19.8%

Patient service revenues at same store facilities decreased slightly for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  We experienced a 1.6% decrease in cases, offset by a 1.4% increase in net revenue per case.  Revenues from other surgical facilities increased by $17.8 million.  This increase is attributable to surgical facilities acquired or developed since April 1, 2009.

Cost of Revenues.  Cost of revenues for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, were as follows (in thousands):

	2010	2009	Dollar Variance	Percent Variance
Same store cost of revenues	$55,282	$56,457	$(1,175)	(2.1)%
Cost of revenues from other surgical facilities	17,446	4,364	13,082	—
Total cost of revenues	$72,728	$60,821	$11,907	19.6%

As a percentage of same store revenues including physician service revenue and other service revenues, same store cost of revenues decreased to 67.5% for the three months ended June 30, 2010 compared to 68.4% for the three months ended June 30, 2009.   This decrease is primarily attributable to a reduction in professional fees as a result of favorable malpractice claims experience.  Cost of revenues from other surgical facilities increased by $13.1 million.  This increase is attributable to surgical facilities acquired or developed since April 1, 2009.  As a percentage of revenues, total cost of revenues decreased to 70.1% for 2010 compared to 70.2% for 2009.

General and Administrative Expense.  General and administrative expense increased to $5.9 million for the three months ended June 30, 2010 from $5.5 million for the three months ended June 30, 2009.  As a percentage of revenues, general and administrative expense decreased to 5.7% for 2010 from 6.3% for 2009.  This decrease is primarily attributable to our leveraging of corporate overhead costs while continuing to increase revenue through recent acquisitions.

Depreciation and Amortization.  Depreciation and amortization expense increased to $5.0 million for the three months ended June 30, 2010 compared to $4.2 million for the three months ended June 30, 2009.  As a percentage of revenues, depreciation and amortization expense remained 4.8% for both 2010 and 2009.  This increase is attributable to credit balances at several facilities during the three months ended June 30, 2009.

Provision for Doubtful Accounts. The provision for doubtful accounts increased to $2.0 million for the three months ended June 30, 2010 compared to $972,000 for the three months ended June 30, 2009.  As a percentage of revenues, the provision for doubtful accounts increased to 1.9% for 2010 from 1.1% for 2009.  This increase is attributable to significant bad debt recoveries at several facilities in the prior period.

Operating Income.  Operating income increased to $19.0 million for the three months ended June 30, 2010 from $15.8 million for the three months ended June 30, 2009.  This change is primarily attributable to facilities acquired since April 1, 2009.

Interest Expense, Net of Interest Income.  Interest expense, net of interest income, increased to $12.2 million for the three months ended June 30, 2010 from $10.9 million for the three months ended June 30, 2009.  This increase is primarily attributable to interest expense incurred at facilities acquired since April 1, 2009.

Provision for Income Taxes.  The provision for income taxes decreased to $608,000 for the three months ended June 30, 2010 from $1.4 million for the three months ended June 30, 2009. The decrease in tax expense is attributable to a tax refund receivable recognized as of June 30, 2010.  The decrease in tax expense is attributable to a tax refund receivable recognized in the second quarter of 2010.  Tax expense in both periods is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments.

Income Attributable to Noncontrolling Interests.  Income attributable to noncontrolling interests increased to $7.0 million for the three months ended June 30, 2010 from $5.4 million for the three months ended June 30, 2009.  As a percentage of revenues, income attributable to noncontrolling interests increased to 6.8% for 2010 from 6.3% for 2009.  This increase is attributable to an increase in operating income at same store facilities and the impact of facilities acquired or developed since April 1, 2009.

Six Months Ended June 30, 2010 Compared To Six Months Ended June 30, 2009

Overview.  During the six months ended June 30, 2010, our revenues increased 11.1% to $187.3 million from $168.5 million for the six months ended June 30, 2009. We incurred a net loss attributable to Symbion, Inc. for the 2010 period of $6.7 million compared to a net loss of $10.9 million for the 2009 period.

Our financial results for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 reflect the addition of two surgical facilities that we consolidate for financial reporting purposes and one surgical facility that we account for using the equity method.  Additionally, our financial results for the 2010 period reflect the disposal of two facilities that we account for using the equity method.  For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those surgical facilities that we consolidate for financial reporting purposes for both six month periods ended June 30, 2010 and 2009.

Revenues.  Revenues for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 were as follows (in thousands):

	Six Months Ended
	June 30,		Dollar	Percent
	2010	2009	Variance	Variance
Patient service revenues:
Same store revenues	$154,908	$157,469	$(2,561)	(1.6)%
Revenues from other surgical facilities	26,173	4,036	22,137	—
Total patient service revenues	181,081	161,505	19,576	12.1
Physician service revenues	2,857	3,255	(398)	(12.2)
Other service revenues	3,389	3,787	(398)	(10.5)
Total revenues	$187,327	$168,547	$18,780	11.1%

Patient service revenues at same store facilities decreased 1.6% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily as a result of a 2.2% decrease in cases. This decrease in case volume is attributable to weak economic conditions primarily experienced during the three months ended March 31, 2010.  Patient service revenues from other surgical facilities increased by $22.1 million.  This increase is attributable to surgical facilities acquired since January 1, 2009.

Cost of Revenues.  Cost of revenues for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 were as follows (in thousands):

	Six Months Ended June 30,		Dollar	Percent
	2010	2009	Variance	Variance
Same store cost of revenues	$111,260	$111,907	$(647)	(0.6)%
Cost of revenues from other surgical facilities	22,668	4,474	18,194	—
Total cost of revenues	$133,928	$116,381	$17,547	15.1%

As a percentage of same store revenues, including physician service revenue and other service revenues, same store cost of revenues increased to 69.1% for the six months ended June 30, 2010 compared to 68.1% for the six months ended June 30, 2009.  The decrease in case volume resulted in a negative impact on operating income margins due to certain fixed costs such as facility rent expense and minimum staffing requirements.  We experienced volatility primarily in the first quarter which impacted our ability to adjust staffing and reduce supply costs at our facilities in proportion to the lower case volume.  Cost of revenues from other surgical facilities increased by $18.2 million.  This increase is attributable to surgical facilities acquired since January 1, 2009.  As a percentage of revenues, total cost of revenues increased to 71.5% for 2010 compared to 69.0% for 2009.

General and Administrative Expense.  General and administrative expense decreased to $11.2 million for the six months ended June 30, 2010 from $11.3 million for the six months ended June 30, 2009.  As a percentage of revenues, general and administrative expense was 6.0% for 2010 and 6.7% for 2009.  This decrease is primarily attributable to our leveraging corporate overhead costs while continuing to increase revenue through recent acquisitions.

Depreciation and Amortization.  Depreciation and amortization expense increased to $9.1 million for the six months ended June 30, 2010 compared to $8.5 million for the six months ended June 30, 2009.  This increase is attributable to surgical facilities acquired since January 1, 2009.  As a percentage of revenues, depreciation and amortization expense decreased to 4.9% for 2010 from 5.0% for 2009.

Provision for Doubtful Accounts. The provision for doubtful accounts increased to $3.2 million for the six months ended June 30, 2010 compared to $1.8 million for the six months ended June 30, 2009.  This increase is attributable to surgical facilities acquired since January 1, 2009.  As a percentage of revenues, the provision for doubtful accounts was 1.7% for the 2010 period compared to 1.1% for the 2009 period.

Impairment and Loss on Disposal of Long-lived Assets.  Included in impairment and loss on disposal of long-lived assets for the six months ended June 30, 2010 is an impairment charge of $816,000 related to our equity method investment located in Gresham, Oregon.

Operating Income.  Operating income decreased to $30.3 million in 2010 from $31.7 million in 2009.  This decrease is primarily attributable to an increase in the provision for doubtful accounts and the impairment charge related to our equity method investment located in Gresham, Oregon.

Interest Expense, Net of Interest Income.  Interest expense, net of interest income, increased to $22.9 million for the six months ended June 30, 2010 from $21.9 million for the six months ended June 30, 2009.  This increase is primarily attributable to interest expense incurred at facilities acquired since January 1, 2009.

Provision for Income Taxes.  The provision for income taxes decreased to $2.2 million for the six months ended June 30, 2010 from $2.7 million for the six months ended June 30, 2009. Tax expense in both periods is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments.

Income Attributable to Noncontrolling Interests.  Income attributable to noncontrolling interests decreased to $11.4 million for the six months ended June 30, 2010 compared to $11.9 million for the six months ended June 30, 2009.  As a percentage of revenues, income attributable to noncontrolling interests decreased to 6.1% for 2010 from 7.1% for 2009.  This decrease is attributable to a decrease in operating income at same store facilities and the impact of facilities acquired or developed since January 1, 2009.

Liquidity and Capital Resources

Operating Activities

During the six months ended June 30, 2010, we generated operating cash flow from continuing operations of $34.1 million compared to $37.4 million for the six months ended June 30, 2009. This decrease is attributable to an increase in accounts receivable and the timing of collections.

At June 30, 2010, we had working capital of $54.2 million compared to $40.8 million at December 31, 2009.  This increase is primarily related to our increased cash and accounts receivable balances due to facilities acquired since January 1, 2010.  Additionally, we retained $1.1 million of cash from our borrowings under our Revolving Facility.  Our available cash, along with our expected future operating cash flows, is sufficient to service our current obligations.

Investing Activities

Net cash used in investing activities from continuing operations during the six months ended June 30, 2010 was $28.2 million which included $25.0 million related to payments for acquisitions, net of cash acquired.  Our acquisition activity was funded from cash borrowings under the Revolving Facility of $33.0 million.  Additionally, the 2010 period includes $2.5 million related to purchases of property and equipment.  During the six months ended June 30, 2009, net cash used in investing activities from continuing operations was $6.5 million, which included $5.7 million related to purchases of property and equipment.  Cash used in investing activities in the 2009 period was funded primarily from cash from continuing operations.

Financing Activities

Net cash provided by financing activities from continuing operations during the six months ended June 30, 2010 was $15.4 million, which includes borrowings under our Revolving Facility of $33.0 million to fund acquisitions.  Additionally, during the six months ended June 30, 2010, we made $11.1 million of distributions to noncontrolling interest partners.  We also made scheduled principal payments on our senior secured credit facility totaling $3.8 million.

Net cash used in financing activities from continuing operations during the six months ended June 30, 2009 was $22.3 million.  During 2009, we made scheduled principal payments on our senior secured credit facility of $1.3 million and $2.6 million to extinguish certain long-term debt assumed related to the acquisition of the surgical hospital in Austin, Texas. Additionally, we made $12.9 million of distributions to noncontrolling interest partners.

Long-Term Debt

The Company’s long-term debt is summarized as follows (in thousands):

	June 30, 2010 (Unaudited)	December 31, 2009
Senior secured credit facility	$261,375	$232,125
Senior PIK toggle notes	219,126	206,967
Notes payable to banks	20,297	14,433
Secured term loans	3,247	2,628
Capital lease obligations	7,749	8,832
	511,794	464,985
Less current maturities	(28,435)	(20,151)
Total long-term debt	$483,359	$444,834

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

At our option, the term loans bear interest at the lender’s alternate base rate in effect on the applicable borrowing date plus an applicable alternate base rate margin, or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin.  Both the applicable alternate base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our total indebtedness to consolidated EBITDA.As of August 16, 2010, the amount outstanding under the senior secured credit facility was $261.4 million with an interest rate on the borrowings of 3.6%.  We borrowed $33.0 million against our Revolving Facility during the second quarter of 2010 to fund the acquisition of the surgical hospital in Idaho Falls, Idaho and $23.0 million on July 1, 2010 to fund the acquisition of incremental ownership in the surgical facility located in Chesterfield, Missouri.  The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used.  We pay this fee quarterly.  As of August 16, 2010, the amount available under the Revolving Facility was $44.0 million.

Interest Rate Swap

In October 2007, we entered into an interest rate swap agreement to protect against certain interest rate fluctuations of the LIBOR rate on $150.0 million of our variable rate debt under the senior secured credit facility. The effective date of the interest rate swap was October 31, 2007, and it is scheduled to expire on October 31, 2010. The interest rate swap effectively fixes our LIBOR interest rate on the $150.0 million of variable debt at a rate of 4.7%. We have recognized the fair value of the interest rate swap as a current liability of approximately $2.1 million at June 30, 2010.  Due to the significant changes in LIBOR rates, we elected an interest term for the January 2009 interest election period under the terms of the senior secured credit agreement which differs from that of the swap instrument.  As a result, we discontinued hedge accounting treatment for our interest rate swap as of December 31, 2008.  In January 2009, we began recognizing a ratable portion of the amount in accumulated other comprehensive income as additional interest expense over the remaining life of the swap instrument.  Also beginning in January 2009, we began recording into earnings the mark-to-market adjustment to reflect the changes in the fair value of the hedging instrument.  During the six months ended June 30, 2010, we recognized additional interest expense of $1.9 million due to the ratable recognition of the balance in accumulated other comprehensive income.  We recognized a gain in interest expense for the quarter of $3.1 million due to mark-to-market adjustment of the swap liability.

Senior PIK Toggle Notes

Since August 23, 2008, we have elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods.  As a result, the principal due on the Toggle Notes increased by $34.5 million since the issuance of the Toggle Notes.  On February 23, 2010, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from February 24, 2010 to August 23, 2010.  We have accrued $9.2 million in interest in other accrued expenses as of June 30, 2010.  As of June 30, 2010, the amount outstanding under the Toggle Notes was $219.1 million.

At June 30, 2010, we were in compliance with all material covenants required by each of the senior secured credit facility and the Toggle Notes.

Notes Payable to Banks

Certain of our subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The outstanding balance of this indebtedness as of June 30, 2010 and December 31, 2009 was $20.3 million and $14.4 million, respectively.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. We have guaranteed $8.9 million of this debt.

Capital Lease Obligations

We are liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at June 30, 2010 and December 31, 2009 was $7.7 million and $8.8 million, respectively.

Inflation

Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.

Earnings Before Interest, Taxes, Depreciation and Amortization and other adjustments

When we use the term “Adjusted EBITDA,” we are referring to net loss plus (a) (income) loss from discontinued operations, net of taxes, (b) income tax expense, (c) interest expense, net, (d) depreciation and amortization, (e) non-cash losses (gains), and (f) non-cash stock option compensation expense, and less (g) net income attributable to noncontrolling interests.  Noncontrolling interest represents the interests of third parties, such as physicians and in some cases, health care systems that own an interest in surgical facilities that we consolidate for financial reporting purposes.  Our operating strategy is to apply a market-based approach in structuring our partnerships, with individual market dynamics driving the structure.  We believe that it is helpful to investors to present Adjusted EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of Adjusted EBITDA generated by our surgical facilities and other operations.

Adjusted EBITDA increased to $17.3 million for the three months ended June 30, 2010 from $14.7 million for the three months ended June 30, 2009.  Adjusted EBITDA margin for the three month period decreased 0.3% to 16.7% for 2010 from 17.0% for 2009.  This decrease is primarily attributable to the increase in income attributable to noncontrolling interests from $7.0 million for the three months ended June 30, 2010 from $5.4 million for the three months ended June 30, 2009.  As a percentage of revenues, income attributable to noncontrolling interests increased to 6.8% for 2010 from 6.3% for 2009 or 0.5%.

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

The following table reconciles Adjusted EBITDA to net cash provided by operating activities — continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
EBITDA	$17,318	$14,706	$29,806	$28,381
Depreciation and amortization	(4,975)	(4,165)	(9,121)	(8,456)
Non-cash (losses) gains	(91)	170	(1,152)	503
Non-cash stock option compensation expense	(325)	(324)	(649)	(648)
Interest expense, net	(12,213)	(10,889)	(22,947)	(21,938)
Provision for income taxes	(608)	(1,393)	(2,214)	(2,720)
Net income attributable to noncontrolling interests	7,030	5,412	11,422	11,927
Loss (income) on discontinued operations, net of taxes	(164)	(3)	(429)	(6,033)
Net income	5,972	3,514	4,716	1,016
Loss from discontinued operations	164	3	429	6,033
Depreciation and amortization	4,975	4,165	9,121	8,456
Amortization of deferred financing costs	499	501	1,000	1,000
Non-cash payment-in-kind interest option	6,437	5,743	12,667	11,299
Non-cash stock option compensation expense	325	324	649	648
Non-cash recognition of other comprehensive income into earnings	484	650	968	1,382
Non-cash credit risk adjustment of financial instruments	100	708	189	708
Non-cash losses (gains)	91	(170)	1,152	(503)
Deferred income taxes	2,505	1,586	4,333	3,462
Equity in earnings of unconsolidated affiliates, net of distributions received	(259)	(167)	(329)	(42)
Provision for doubtful accounts	1,964	972	3,200	1,813
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(4,395)	(435)	(4,504)	(894)
Other assets and liabilities	(3,393)	1,829	466	3,067
Net cash provided by operating activities — continuing operations	$15,469	$19,223	$34,057	$37,445
Other Data:
Number of surgical facilities included in continuing operations, as of the end of period(1)	63	64	63	64

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At June 30, 2010, $111.4 million of our total long-term debt was subject to variable rates of interest, while the remaining $400.4 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $1.1 million.  The fair value of our total long-term debt, based on quoted market prices as of June 30, 2010 was approximately $456.7 million.

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

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

No.	Description
2.1	Agreement and Plan of Merger, dated as of April 24, 2007, by and among Symbol Acquisition, L.L.C., Symbol Merger Sub, Inc. and Symbion, Inc. (a)
2.2	Contribution and Distribution Agreement by and among SMBI Idaho, LLC, Mountain View Hospital, LLC and the existing unitholders and their owners, dated as of April 9, 2010. (b)
3.1	Amended Certificate of Incorporation of Symbion, Inc. (c)
3.2	Amended and Restated Bylaws of Symbion, Inc. (c)
4.1	Indenture, dated as of June 3, 2008, among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (c)
4.2	Form of Notes (included in Exhibit 4.1)
4.3

Registration Rights Agreement, dated as of June 3, 2007, among Symbion, Inc., the subsidiaries of Symbion, Inc. party thereto as guarantors, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Greenwich Capital Markets, Inc. (c)

4.4	First Supplemental Indenture, dated as of September 18, 2008 among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (c)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)          Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 24, 2007 (File No. 000-50574)

(b)         Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010 (File No. 000-50574)

(c)          Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (Registration No. 333-153678)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBION, INC.

By:	/s/ TERESA F. SPARKS
Teresa F. Sparks
Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  August 16, 2010

EXHIBIT INDEX

No.	Description
2.1	Agreement and Plan of Merger, dated as of April 24, 2007, by and among Symbol Acquisition, L.L.C., Symbol Merger Sub, Inc. and Symbion, Inc. (a)
2.2	Contribution and Distribution Agreement by and among SMBI Idaho, LLC, Mountain View Hospital, LLC and the existing unitholders and their owners, dated as of April 9, 2010. (b)
3.1	Amended Certificate of Incorporation of Symbion, Inc. (c)
3.2	Amended and Restated Bylaws of Symbion, Inc. (c)
4.1	Indenture, dated as of June 3, 2008, among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (c)
4.2	Form of Notes (included in Exhibit 4.1)
4.3

Registration Rights Agreement, dated as of June 3, 2007, among Symbion, Inc., the subsidiaries of Symbion, Inc. party thereto as guarantors, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Greenwich Capital Markets, Inc. (c)

4.4	First Supplemental Indenture, dated as of September 18, 2008 among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (c)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)          Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 24, 2007 (File No. 000-50574)

(b)         Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010 (File No. 000-50574)

(c)          Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (Registration No. 333-153678)