Form 10-K/A
period 2009-12-31
SYMBION INC/TN
filed 2010-10-05
CIK 1091312

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

EXPLANATORY NOTE

Symbion, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010 (the “Form 10-K”), solely for the purpose of filing an amended report of the Company’s independent auditor that includes a reference that the engagement was performed in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) in accordance with PCAOB Auditing Standard No. 1.

This amendment sets forth the complete text of Item 7 and Item 14 of the Form 10-K, as amended.  The Company is including as exhibits currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer.  This amendment should be read in conjunction with the Form 10-K, continues to speak as of the date of the Form 10-K, and does not modify or update disclosures in the Form 10-K except as noted above.  Accordingly, this amendment does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures.

1

PART II

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

10.4	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (d)
10.5	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (e)
10.6	Symbion Holdings Corporation 2007 Equity Incentive Plan (b) (g)
10.7	Symbion, Inc. Executive Change in Control Severance Plan (b) (g)
10.8	Symbion Holdings Corporation Compensatory Equity Participation Plan (b) (g)
10.9	Shareholders Agreement, dated as of August 23, 2007, among Symbion Holdings Corporation and the stockholders of Symbion Holdings Corporation and other persons named therein (b)
10.10	Advisory Services and Monitoring Agreement, dated as of August 23, 2007, among Symbion, Inc., Symbion Holdings Corporation and Crestview Advisors, L.L.C. (b)
10.11	Form of Employee Contribution Agreement (b)

2

10.12	Symbion, Inc. Supplemental Executive Retirement Plan (f) (g)
10.13	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc. (h)
10.14	Interest Rate Swap Agreement, dated October 31, 2007, between Symbion, Inc and Merrill Lynch Capital Services, Inc. (c)
21	Subsidiaries of Registrant (i)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (i)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (i)
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (i)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (i)
32.3	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 24, 2007 (File No. 000-50574)
(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (Registration No. 333-153678)
(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended (File No. 000-50574)
(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554)
(e)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574)
(f)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50574)
(g)	Compensation plan or arrangement
(h)	Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K filed August 2, 2005.
(i)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed March 31, 2010 (File No. 000-50574)

3

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

Dated: October 5, 2010

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

10.4	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (d)
10.5	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (e)
10.6	Symbion Holdings Corporation 2007 Equity Incentive Plan (b) (g)
10.7	Symbion, Inc. Executive Change in Control Severance Plan (b) (g)
10.8	Symbion Holdings Corporation Compensatory Equity Participation Plan (b) (g)
10.9	Shareholders Agreement, dated as of August 23, 2007, among Symbion Holdings Corporation and the stockholders of Symbion Holdings Corporation and other persons named therein (b)
10.10	Advisory Services and Monitoring Agreement, dated as of August 23, 2007, among Symbion, Inc., Symbion Holdings Corporation and Crestview Advisors, L.L.C. (b)
10.11	Form of Employee Contribution Agreement (b)
10.12	Symbion, Inc. Supplemental Executive Retirement Plan (f) (g)
10.13	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc. (c)
10.14	Interest Rate Swap Agreement, dated October 31, 2007, between Symbion, Inc and Merrill Lynch Capital Services, Inc. (c)
21	Subsidiaries of Registrant (i)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (i)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (i)
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (i)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (i)
32.3	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 24, 2007 (File No. 000-50574)
(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (Registration No. 333-153678)
(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended (File No. 000-50574)
(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554)
(e)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574)
(f)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50574)
(g)	Compensation plan or arrangement
(i)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed March 31, 2010 (File No. 000-50574)