Form 10-Q
period 2010-09-30
SYMBION INC/TN
filed 2010-11-12
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 12, 2010, 1,000 shares of the registrant’s common stock were outstanding.

SYMBION, INC.

FORM 10-Q

November 12, 2010

Item 1.  Financial Statements

SYMBION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$73,528	$47,683
Accounts receivable, less allowance for doubtful accounts of $11,452 and $9,270, respectively	53,672	35,163
Inventories	10,776	9,434
Prepaid expenses and other current assets	11,388	12,399
Deferred tax asset	668	432
Current assets of discontinued operations	1,438	2,648
Total current assets	151,470	107,759
Land	7,260	2,938
Buildings and improvements	103,164	53,126
Furniture and equipment	69,602	53,898
Computers and software	4,852	3,877
	184,878	113,839
Less accumulated depreciation	(39,573)	(25,441)
Property and equipment, net	145,305	88,398
Intangible assets	19,480	19,480
Goodwill	624,412	545,238
Investments in and advances to affiliates	17,294	17,652
Other assets	10,231	10,675
Long-term assets of discontinued operations	911	1,524
Total assets	$969,103	$790,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,781	$7,732
Accrued payroll and benefits	10,320	5,824
Other accrued expenses	26,673	31,089
Current maturities of long-term debt	31,074	20,151
Current liabilities of discontinued operations	1,870	2,182
Total current liabilities	79,718	66,978
Long-term debt, less current maturities	513,138	444,834
Deferred income tax payable	47,012	40,776
Other liabilities	64,919	6,021
Long-term liabilities of discontinued operations	1,550	3,945

Noncontrolling interests — redeemable	34,670	31,363

Stockholders’ equity:
Common stock, 1,000 shares, $0.01 par value, authorized, issued and outstanding at September 30, 2010 and at December 31, 2009	—	—
Additional paid-in-capital	241,304	242,623
Accumulated other comprehensive loss	(253)	(2,731)
Retained deficit	(52,902)	(46,479)
Total Symbion, Inc. stockholders’ equity	188,149	193,413
Noncontrolling interests — non-redeemable	39,947	3,396
Total equity	228,096	196,809
Total liabilities and stockholders’ equity	$969,103	$790,726

See notes to unaudited consolidated financial statements.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$104,832	$85,004	$292,159	$253,551
Operating expenses:
Salaries and benefits	29,424	24,641	82,690	70,597
Supplies	24,088	18,911	65,462	54,200
Professional and medical fees	7,768	5,487	20,363	16,179
Rent and lease expense	6,104	6,229	18,412	17,807
Other operating expenses	8,034	7,118	22,419	19,984
Cost of revenues	75,418	62,386	209,346	178,767
General and administrative expense	5,521	4,697	16,690	16,042
Depreciation and amortization	5,072	4,299	14,193	12,755
Provision for doubtful accounts	2,070	1,057	5,270	2,870
Income on equity investments	(668)	(712)	(2,173)	(1,364)
Impairment and loss on disposal of long-lived assets	6	2,593	1,165	3,033
Gain on sale of long-lived assets	(409)	(30)	(416)	(707)
Business combination remeasurement gains	(3,169)	—	(3,169)	—
Litigation settlements, net	—	(150)	(44)	(416)
Total operating expenses	83,841	74,140	240,862	210,980
Operating income	20,991	10,864	51,297	42,571
Interest expense, net	(12,668)	(11,954)	(35,615)	(33,892)
Income (loss) before income taxes and discontinued operations	8,323	(1,090)	15,682	8,679
Provision for income taxes	1,756	1,936	3,970	4,656
Income (loss) from continuing operations	6,567	(3,026)	11,712	4,023
(Loss) income from discontinued operations, net of taxes	(221)	95	(650)	(5,938)
Net income (loss)	6,346	(2,931)	11,062	(1,915)
Less: Net income attributable to noncontrolling interests	(6,063)	(4,112)	(17,485)	(16,039)
Net income (loss) attributable to Symbion, Inc	$283	$(7,043)	$(6,423)	$(17,954)

See notes to unaudited consolidated financial statements.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Symbion, Inc.
	Common Stock		Additional	Accumulated Other Comprehensive	Retained	Noncontrolling Interests Non-
	Shares	Shares	Paid-in Capital	Loss	Deficit	redeemable	Total
Balance at December 31, 2008	1,000	$—	$240,815	$(5,584)	$(24,025)	$5,365	$216,571
Net loss attributable to Symbion, Inc	—	—	—	—	(17,954)	1,069	(16,885)
Amortized compensation expense related to stock options	—	—	974	—	—	—	974
Recognition of interest rate swap liability to earnings, net of taxes of $946,000	—	—	—	1,911	—	—	1,911
Distributions to noncontrolling interests	—	—	—	—	—	(2,286)	(2,286)
Acquisition and disposal of shares of noncontrolling interests	—	—	—	—	—	80	80
Other	—	—	—	—	—	—	—
Balance at September 30, 2009	1,000	$—	$241,789	$(3,673)	$(41,979)	$4,228	$200,365

Balance at December 31, 2009	1,000	$—	$242,623	$(2,731)	$(46,479)	$3,396	$196,809
Net loss attributable to Symbion, Inc	—	—	—	—	(6,423)	3,282	(3,141)
Amortized compensation expense related to stock options	—	—	1,002	—	—	—	1,002
Recognition of interest rate swap liability to earnings, net of taxes of $1.4 million	—	—	—	2,478	—	—	2,478
Distributions to noncontrolling interest partners	—	—	—	—	—	(3,848)	(3,848)
Acquisition and disposal of shares of noncontrolling interests	—	—	(2,321)	—	—	37,117	34,796
Balance at September 30, 2010	1,000	$—	$241,304	$(253)	$(52,902)	$39,947	$228,096

See notes to unaudited consolidated financial statements.

SYMBION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$11,062	$(1,915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	650	5,938
Depreciation and amortization	14,193	12,755
Amortization of deferred financing costs	1,501	1,501
Non-cash payment-in-kind interest option	19,264	17,183
Non-cash stock option compensation expense	1,002	974
Non-cash recognition of accumulated other comprehensive loss into earnings	2,478	1,911
Non-cash credit risk adjustment of financial instruments	189	1,521
Non–cash (gains) losses	(2,420)	2,539
Deferred income taxes	5,471	5,581
Equity in earnings of unconsolidated affiliates, net of distributions received	(57)	(217)
Provision for doubtful accounts	5,270	2,870
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(5,192)	(1,830)
Income taxes receivable	857	1,762
Other assets and liabilities	(2,615)	(1,458)
Net cash provided by operating activities — continuing operations	51,653	49,115
Net cash (used in) provided by operating activities — discontinued operations	(418)	176
Net cash provided by operating activities	51,235	49,291

Cash flows from investing activities:
Purchases of property and equipment, net	(5,280)	(6,879)
Payments for acquisitions, net of cash acquired	(43,830)	(126)
Payments from unit activity of nonconsolidated facilities	(55)	(724)
Change in other assets	(375)	(806)
Net cash used in investing activities — continuing operations	(49,540)	(8,535)
Net cash used in investing activities — discontinued operations	(13)	(137)
Net cash used in investing activities	(49,553)	(8,672)

Cash flows from financing activities:
Principal payments on long-term debt	(15,589)	(10,110)
Proceeds from debt issuances	56,975	289
Payment of debt issuance costs	—	(203)
Distributions to noncontrolling interest partners	(17,914)	(19,342)
Payments and proceeds from unit activity	2,410	1,027
Other financing activities	(1,673)	731
Net cash provided by (used in) financing activities — continuing operations	24,209	(27,608)
Net cash used in financing activities — discontinued operations	(46)	(4,589)
Net cash provided by (used in) financing activities	24,163	(32,197)
Net increase in cash and cash equivalents	25,845	8,422
Cash and cash equivalents at beginning of period	47,683	41,688
Cash and cash equivalents at end of period	$73,528	$50,110

See notes to unaudited consolidated financial statements.

SYMBION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

1.  Organization

Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and physician groups, hospitals and hospital systems.  As of September 30, 2010, the Company owned and operated 57 surgical facilities, including 52 ambulatory surgery centers and five surgical hospitals, and managed eight additional ambulatory surgery centers and one physician network.  The Company owns a majority ownership interest in 34 of the 57 surgical facilities and consolidates 52 of these surgical facilities for financial reporting purposes, of which 50 are included in continuing operations.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation guidance related to variable interest entities. The amendments include the elimination of the exemption for qualifying special purpose entities, revised criteria for determining the primary beneficiary of a variable interest entity, and expanded requirements for reconsideration of the primary beneficiary. Effective January 1, 2010 the Company adopted this standard, which did not have an impact on its consolidated results of operations or financial condition.

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

The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of ASU 2009-17.  The variable interest entities are surgical facilities located in the states of Florida and New York.  With regard to the New York facility, the Company is the primary beneficiary due to the level of variability within the management services agreement as well as the obligation and likelihood of absorbing the majority of expected gains and losses.  Regarding the Florida facility, the Company has fully guaranteed the facility’s debt obligations.  The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected gains and losses.  The accompanying consolidated balance sheets at September 30, 2010 and December 31, 2009 include assets of $15.4 million and $14.5 million, respectively, and liabilities of $4.2 million and $4.4 million, respectively, related to the variable interest entities.  All significant intercompany balances and transactions are eliminated in consolidation.

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s term loans under its senior secured credit facility and the 11.00%/11.75% Senior PIK Toggle Notes due 2015 (the “Toggle Notes”) as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Senior Secured Credit Facility
Tranche A term loan	$110,750	$115,438	$103,690	$103,120
Tranche B term loan	115,750	116,687	108,371	104,237
Revolving facility	56,000	—	52,430	—
Toggle Notes	232,000	206,967	200,982	156,260

The fair value of the term loans and Toggle Notes were based on quoted prices at September 30, 2010 and December 31, 2009.  The Company’s long-term debt instruments are discussed further in Note 5.

Accounts Receivable

Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients.  The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there is significant credit risk associated with these government agencies.  Concentration of credit risk with respect to other payors is limited because of the large number of such payors.  Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value.  The Company does not require collateral for private pay patients.  Accounts receivable at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010	December 31, 2009
Surgical facilities	$53,160	$34,566
Physician networks	512	597
Total	$53,672	$35,163

The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgical facilities as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Private insurance	53%	59%
Government	20	15
Self-pay	10	13
Other	17	13
Total	100%	100%

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

During the nine months ended September 30, 2010, the Company’s accounts receivable balance increased $18.6 million as a result of facilities and additional incremental, controlling ownership interests acquired since January 1, 2010.  See Note 3 for further discussion of facilities acquisitions and the impact on the consolidated financial statements.

Inventories

Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value.  Cost is determined using the first-in, first-out method.

Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2009	$545,238
Disposals	(793)
Purchase price allocations	79,967
Balance at September 30, 2010	$624,412

Purchase price allocations for the period reflect adjustments to the identifiable net assets of acquired facilities.  As a result of the acquisition of a 54.5% ownership interest in a general acute care hospital with a surgical and obstetrics focus, located in Idaho Falls, Idaho during the second quarter of 2010, the Company recorded goodwill of $48.9 million.  As a result of the acquisition of an incremental, controlling ownership interest in its Chesterfield, Missouri facility during the third quarter of 2010, the Company recorded goodwill of $31.1 million.  The Company is in the process of performing valuations of certain assets of the facilities to determine the final purchase price allocations.

Effective September 30, 2010, the Company disposed of its facility located in Orlando, Florida.  Goodwill of $793,000 was allocated to this facility and included in the calculation of the loss on disposal and included in the loss from discontinued operations.

The Company has intangible assets related to the certificates of need for certain of its facilities of $19.5 million.  These indefinite-lived assets are not amortized, but are assessed for possible impairment under the Company’s impairment policy.

Noncontrolling Interests

The consolidated financial statements include all assets, liabilities, revenues and expenses of surgical facilities in which the Company has sufficient ownership and rights to allow the Company to consolidate the surgical facilities.  The Company has recorded noncontrolling interests in the earnings of such surgical facilities.

GAAP requires, among other items: that a noncontrolling interest be included within equity separate from the parent’s equity; consolidated net income be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares; and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all be on the consolidated statement of operations. Compliance with GAAP also results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities.  Changes to our statement of cash flows include: a) distributions to noncontrolling interest partners were previously recorded as an operating activity, and are now included in the financing activities section; and b) acquisitions or sales of equity interests in consolidated subsidiaries in which there were no changes of control were previously recorded in the investing section, and are now presented as financing activities.

The Company could be obligated, under the terms of the partnership and operating agreements governing its joint ventures, upon the occurrence of various fundamental regulatory changes, to purchase some or all of the noncontrolling interests in the Company’s consolidated subsidiaries if regulatory changes make the existing ownership structure illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions, and the income attributable to those interests, have been classified outside of equity on the Company’s consolidated balance sheets.

Other Accrued Expenses

A summary of other accrued expenses is as follows (in thousands):

	September 30, 2010	December 31, 2009
Interest payable	$4,287	$9,945
Current taxes payable	7,056	5,782
Self-insurance liabilities	1,633	2,651
Current portion of financing obligation due to facility lessor	5,414	—
Interest rate swap liability	510	5,045
Other accrued expenses	7,773	7,666
	$26,673	$31,089

Other Comprehensive Loss

The Company reports other comprehensive loss as a measure of changes in stockholders’ equity that results from recognized transactions.  Other comprehensive loss of the Company resulted from adjustments due to the fluctuation of the value of the Company’s interest rate swap. The Company entered into an interest rate swap agreement on October 31, 2007.  The value of the interest rate swap was recorded as a current liability of $510,000 at September 30, 2010.  The Company previously recorded the change in value of the interest rate swap as other comprehensive loss.  See Note 6 for further discussion of derivative instruments.

Revenues

Revenues by service type consist of the following for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Patient service revenues	$101,792	$81,423	$282,873	$242,928
Physician service revenues	1,489	1,652	4,346	4,907
Other service revenues	1,551	1,929	4,940	5,716
Total revenues	$104,832	$85,004	$292,159	$253,551

The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Private insurance	67%	70%	68%	71%
Government	26	24	26	24
Self-pay	4	5	4	4
Other	3	1	2	1
Total	100%	100%	100%	100%

Reclassifications

Certain reclassifications have been made to the comparative periods’ financial statements to conform to the 2010 presentation.  The reclassifications primarily related to the presentation of discontinued operations and noncontrolling interests and had no impact on the Company’s financial position or results of operations.

3.  Business Combinations

On April 9, 2010, the Company completed the acquisition of a 54.5% ownership interest in a 43-bed general acute care hospital with a surgical and obstetrics focus located in Idaho Falls, Idaho.  The purchase price for the acquisition was $31.9 million, plus existing indebtedness of $6.1 million and other obligations of $49.6 million which are consolidated on the Company’s balance sheet.

On July 1, 2010, the Company acquired an incremental, controlling ownership interest of 37.0% in its surgical facility located in Chesterfield, Missouri for $18.8 million and began consolidating the facility for financial reporting purposes.  Prior to the acquisition date, the Company owned a 13.0% interest in this facility which was accounted for as an equity method investment.  The acquisition date fair value of the existing equity interest was $16.3 million and is included in the measurement of the consideration transferred for purposes of allocating the purchase price.  The fair value was determined using comparable market multipies.  The Company recognized a gain of $3.2 million as a result of remeasuring its existing equity interest in the facility prior to the purchase of the incremental interest.  The gain is presented separately as “Business combination remeasurement gains” on the consolidated statement of operations.

The Company has accounted for these acquisitions under the purchase method of accounting.  Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values. The preliminary allocation of the purchase price was based upon management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, and such valuation is subject to change.

The following table summarizes the allocation of the aggregate purchase price of the acquisitions recorded using the purchase method of accounting for the nine months ended September 30, 2010 (in thousands):

	Nine Months Ended September 30, 2010
Cash consideration	$50,709
Working capital true-up in escrow	(601)
Fair value of the noncontrolling interests	40,207
Total consideration	90,315
Net assets acquired
Cash	6,278
Accounts receivable	18,649
Inventories	1,316
Prepaid expenses and other current assets	724
Property and equipment	64,488
Other assets	235
Accounts payable	(3,172)
Accrued payroll and benefits	(2,425)
Other accrued expenses	(5,569	)(a)
Current portion of long-term debt	(1,829)
Long-term debt, less current maturities	(10,517)
Other liabilities	(57,830	)(a)
Net assets acquired	10,348
Excess of purchase price over identifiable net assets acquired	$79,967

(a)         Other liabilities include $44.9 million to record the financing obligation payable to the hospital facility lessor relating to the land, building and improvements.  The current portion of the obligation is $4.7 million, which is included in other accrued expenses.

The results for the three months ended September 30, 2010 of the facilities in which we have acquired interests are included in the Company’s statement of operations.  Following are the results for the nine months ended September 30, 2010 as if the acquisitions had occurred on January 1, 2010 (in thousands):

Nine Months Ended September 30, 2010
Revenues	$307,024
Net income	$10,516
Net loss attributable to Symbion, Inc.	$(6,850)

Following are the results for the three and nine months ended September 30, 2009 as if the acquisition had occurred on January 1, 2009 (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenues	$100,744	$300,070
Net (loss) income	$(1,544)	$2,016
Net loss attributable to Symbion, Inc	$(6,427)	$(16,230)

4.  Discontinued Operations

During the second quarter of 2010, the Company identified two underperforming ambulatory surgery centers that are consolidated for financial reporting purposes.  The Company committed to a plan to divest its interest in these facilities.  On September 30, 2010, the Company completed the divestiture of its surgical facility located in Orlando, Florida.  The Company recorded a loss of $2.4 million on the sale, which is included in the loss from discontinued operations.  This loss includes an accrual of $1.7 million for future contractual obligations under a facility operating lease.  As of September 30, 2010, the Company had two surgical facilities which were classified as discontinued operations.   The results of operations in these centers are presented net of income taxes in the accompanying consolidated financial statements as discontinued operations.  The accompanying consolidated financial statements have been reclassified to conform to this presentation for all periods presented.  These required reclassifications of prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net loss or cash flows.

Revenues, (loss) income on operations before taxes, income tax (benefit) provision, gain (loss) on sale, net of taxes and (loss) income from discontinued operations, net of taxes for the three and nine months ended September 30, 2010 and 2009 related to discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$2,275	$2,864	$7,454	$9,328
(Loss) income on operations, before taxes	$(248)	$246	$(704)	$213
Income tax (benefit) provision	$(17)	$(3)	$(30)	$12
Gain (loss) on sale, net of taxes	$10	$(154)	$24	$(6,139)
(Loss) income from discontinued operations, net of taxes	$(221)	$95	$(650)	$(5,938)

During the third quarter of 2010, the Company terminated its contractual lease obligation at a facility located in Englewood, Colorado that the Company previously divested.  The Company paid cash of $1.2 million to settle the $3.6 million obligation.  A gain of $2.4 million is included in the loss from discontinued operations.

5.  Long-Term Debt

The Company’s long-term debt is summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Senior secured credit facility	$282,500	$232,125
Toggle Notes	232,000	206,967
Notes payable to banks	20,126	14,433
Secured term loans	2,990	2,628
Capital lease obligations	6,596	8,832
	544,212	464,985
Less current maturities	(31,074)	(20,151)
Total long-term debt	$513,138	$444,834

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

The Tranche A Term Loan matures on August 23, 2013, the Tranche B Term Loan matures on August 23, 2014 and the Revolving Facility matures on August 23, 2013.  The Tranche A Term Loan required quarterly principal payments of $1.6 million through September 30, 2010, and requires quarterly payments of $4.7 million from December 31, 2010 through September 30, 2011, quarterly payments of $6.3 million from December 31, 2011 through September 30, 2012, quarterly payments of $18.1 million from December 31, 2012 through June 30, 2013 and a balloon payment of $12.6 million on August 23, 2013.  The Tranche B Term Loan requires quarterly principal payments of $312,500 through June 30, 2014 and a balloon payment of $111.1 million on August 23, 2014.

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

As of September 30, 2010, the amount outstanding under the senior secured credit facility was $282.5 million with an interest rate on the borrowings of 3.5%.  The Company borrowed $33.0 million against its existing Revolving Facility during the second quarter of 2010 to fund the acquisition of an ownership interest in a surgical hospital, located in Idaho Falls, Idaho.  During the third quarter of 2010, the Company borrowed $23.0 million against the Revolving Facility to fund the acquisition of an incremental, controlling ownership interest in its surgical facility located in Chesterfield, Missouri and to restructure certain facility level debt.  The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used.  The Company pays this fee quarterly.  As of September 30, 2010, the amount available under the Revolving Facility was $44.0 million.

Senior Toggle Notes

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

Since August 23, 2008, the Company has elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods.  As a result, the principal due on the Toggle Notes increased by $52.1 million since the issuance of the Toggle Notes.  On August 23, 2010, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 24, 2010 to February 23, 2011.  The Company has accrued $2.9 million in interest in other accrued expenses as of September 30, 2010.  As of September 30, 2010, the amount outstanding under the Toggle Notes was $232.0 million.

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

At September 30, 2010, the Company was in compliance with all material covenants required by each of the senior secured credit facility and the Toggle Notes.

Notes Payable to Banks

Certain subsidiaries of the Company have outstanding bank indebtedness of $20.1 million which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.  The Company has guaranteed $8.7 million of this debt.

Capital Lease Obligations

The Company is liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at September 30, 2010 was $6.6 million.  The carrying value of the assets was $5.3 million as of September 30, 2010.

6.  Derivative Instruments

In October 2007, the Company entered into an interest rate swap agreement to protect the Company against certain interest rate fluctuations of the LIBOR rate on $150.0 million of the Company’s variable rate debt under the senior secured credit facility, with Merrill Lynch Capital Service, Inc., as counterparty.  The effective date of the interest rate swap was October 31, 2007, and it expired on October 31, 2010.  The interest rate swap effectively fixed the Company’s LIBOR interest rate on the $150.0 million of variable debt at a rate of 4.7%.

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

The Company does not hold or issue derivative financial instruments for trading purposes.  The fair value of the Company’s interest rate swap at September 30, 2010 and December 31, 2009 reflected a liability of approximately $510,000 and $5.0 million, respectively, and is included in other accrued expenses in the accompanying consolidated balance sheets. The interest rate swap reflects a liability balance as of September 30, 2010 and December 31, 2009 as a result of decreases in market interest rates since inception.

At inception, the Company designated the interest rate swap as a cash flow hedge instrument.  Due to the significant decline in benchmark interest rates, the Company elected, as of January 28, 2009, an interest term under the provisions of the hedged term debt agreement, different than the terms of the hedging instrument.  The Company has determined this benchmark interest rate swap would no longer result in effectiveness within an acceptable range under the authoritative guidance, on a prospective basis.  As of December 31, 2008, the Company determined the hedge instrument to be ineffective and discontinued hedge accounting treatment.  In January 2009, the Company began recognizing a ratable portion of the $7.0 million in accumulated other comprehensive loss as additional interest expense, over the remaining life of the hedging instrument which expired October 31, 2010.  Also in January 2009, the Company began recording into earnings the mark-to-market adjustment to reflect the fair value of the hedging instrument.  During 2010, the Company recorded a mark-to-market adjustment of $4.7 million as a reduction of interest expense and additional interest expense of $2.9 million related to the amortization of the interest rate swap balance in accumulated other comprehensive loss.

7.  Commitments and Contingencies

Debt and Lease Guaranty on Non-consolidated Entities

The Company has guaranteed $877,000 of operating lease payments of certain non-consolidated surgical facilities.  These operating leases typically have ten year terms, with optional renewal periods.  As of September 30, 2010, the Company has also guaranteed $1.7 million of debt of four non-consolidated surgical facilities.  In the event that the Company meets certain financial and debt service benchmarks, the guarantees at these surgical facilities will expire between 2010 and 2017.

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries.  To cover these claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a third party commercial insurance carrier in amounts that management believes is sufficient for the Company’s operations; although, potentially, some claims may exceed the scope of coverage in effect.  This insurance coverage is on a claims-made basis.  Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance.  The Company is not aware of any such proceedings that would have a material adverse effect on the Company’s business, financial condition or results of operations.  The Company expenses the costs under the self-

insured retention exposure for general and professional liability claims which relate to (i) deductibles on claims made during the policy period, and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires.  Reserves and provisions for professional liability are based upon actuarially determined estimates.  The reserves are estimated using individual case-basis valuations and actuarial analysis.  Based on historical results and data currently available, management does not believe a change in one or more of the underlying assumptions will have a material impact on the Company’s consolidated financial position or results of operations.

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

8.  Related Party Transactions

On August 23, 2007, the Company entered into a ten-year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, for the quarter ended September 30, 2010, has an asset of $890,000 that is included in prepaid expenses and other current assets.

At both September 30, 2010 and December 31, 2009, the Company had $545,000 payable to physicians at one of the Company’s physician networks as a result of cash receipts in excess of expenditures for the related facilities.  These amounts are included in other accrued expenses.

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

SYMBION, INC.

CONSOLIDATING BALANCE SHEET

September 30, 2010

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,191	$23,621	$37,716	$—	$73,528
Accounts receivable, net	—	512	53,160	—	53,672
Inventories	—	304	10,472	—	10,776
Prepaid expenses and other current assets	3,722	73	7,593	—	11,388
Due from related parties	89,844	—	—	(89,844)	—
Deferred tax asset	571	—	97	—	668
Current assets of discontinued operations	—	—	1,438	—	1,438
Total current assets	106,328	24,510	110,476	(89,844)	151,470
Property and equipment, net	1,131	281	143,893	—	145,305
Goodwill and intangible assets	643,892	—	—	—	643,892
Investments in and advances to affiliates	8,671	29,059	5,771	(26,207)	17,294
Other assets	8,444	12	1,775	—	10,231
Long-term assets of discontinued operations	—	—	911	—	911
Total assets	$768,466	$53,862	$262,826	$(116,051)	$969,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4	$167	$9,610	$—	$9,781
Accrued payroll and benefits	981	193	9,146	—	10,320
Due to related parties	—	40,277	49,567	(89,844)	—
Other accrued expenses	11,124	2,439	13,110	—	26,673
Current maturities of long-term debt	20,277	379	10,418	—	31,074
Current liabilities of discontinued operations	—	—	1,870	—	1,870
Total current liabilities	32,386	43,455	93,721	(89,844)	79,718
Long-term debt, less current maturities	494,576	647	17,915	—	513,138
Deferred income tax payable	47,329	—	(317)	—	47,012
Other liabilities	255	1,089	63,575	—	64,919
Long-term liabilities of discontinued operations	—	—	1,550	—	1,550
Noncontrolling interests — redeemable	—	—	34,670	—	34,670
Total Symbion, Inc. stockholders’ equity	193,920	8,671	11,765	(26,207)	188,149
Noncontrolling interests — non-redeemable	—	—	39,947	—	39,947
Total equity	193,920	8,671	51,712	(26,207)	228,096
Total liabilities and stockholders’ equity	$768,466	$53,862	$262,826	$(116,051)	$969,103

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

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2010

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$8,760	$2,516	$97,509	$(3,953)	$104,832
Operating expenses:
Salaries and benefits	—	1,117	28,307	—	29,424
Supplies	—	242	23,846	—	24,088
Professional and medical fees	—	283	7,485	—	7,768
Rent and lease expense	—	186	5,918	—	6,104
Other operating expenses	—	120	7,914	—	8,034
Cost of revenues	—	1,948	73,470		75,418
General and administrative expense	5,521	—	—	—	5,521
Depreciation and amortization	168	84	4,820	—	5,072
Provision for doubtful accounts	—	47	2,023	—	2,070
Income on equity investments	—	(668)	—	—	(668)
Impairment and loss on disposal of long-lived assets	6	—	—	—	6
Gain on sale of long-lived assets	(409)	—	—	—	(409)
Business combination remeasurement gains	(3,169)	—	—	—	(3,169)
Proceeds from insurance settlements, net	—	—			—
Management fees	—	—	3,953	(3,953)	—
Equity in earnings of affiliates	(4,150)	(3,045)	—	7,195	—
Total operating expenses	(2,033)	(1,634)	84,266	3,242	83,841
Operating income	10,793	4,150	13,243	(7,195)	20,991
Interest expense, net	(8,808)	—	(3,860)	—	(12,668)
Income (loss) before taxes and discontinued operations	1,985	4,150	9,383	(7,195)	8,323
Provision for income taxes	1,702	—	54	—	1,756
Income (income) from continuing operations	283	4,150	9,329	(7,195)	6,567
Loss from discontinued operations, net of taxes	—	—	(221)	—	(221)
Net income (loss)	283	4,150	9,108	(7,195)	6,346
Net income attributable to noncontrolling interests	—	—	(6,063)	—	(6,063)
Net income (loss) attributable to Symbion, Inc.	$283	$4,150	$3,045	$(7,195)	$283

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2010

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$26,032	$7,486	$270,181	$(11,540)	$292,159
Operating expenses:
Salaries and benefits	—	3,452	79,238	—	82,690
Supplies	—	608	64,854	—	65,462
Professional and medical fees	—	815	19,548	—	20,363
Rent and lease expense	—	569	17,843	—	18,412
Other operating expenses	—	318	22,101	—	22,419
Cost of revenues	—	5,762	203,584	—	209,346
General and administrative expense	16,690	—	—	—	16,690
Depreciation and amortization	513	227	13,453	—	14,193
Provision for doubtful accounts	—	139	5,131	—	5,270
Income on equity investments	—	(2,173)	—	—	(2,173)
Impairment and loss on disposal of long-lived assets	1,165	—	—	—	1,165
Gain on sale of long-lived assets	(416)	—	—	—	(416)
Business combination remeasurement gains	(3,169)	—	—	—	(3,169)
Litigation settlements, net	(44)	—	—	—	(44)
Management fees	—	—	11,540	(11,540)	—
Equity in earnings of affiliates	(16,739)	(13,207)	—	29,946	—
Total operating expenses	(2,000)	(9,252)	233,708	18,406	240,862
Operating income	28,032	16,738	36,473	(29,946)	51,297
Interest expense (income), net	(30,545)	1	(5,071)	—	(35,615)
(Loss) income before taxes and discontinued operations	(2,513)	16,739	31,402	(29,946)	15,682
Provision for income taxes	3,910	—	60	—	3,970
(Loss) income from continuing operations	(6,423)	16,739	31,342	(29,946)	11,712
Loss from discontinued operations, net of taxes	—	—	(650)	—	(650)
Net (loss) income	(6,423)	16,739	30,692	(29,946)	11,062
Net income attributable to noncontrolling interests	—	—	(17,485)	—	(17,485)
Net (loss) income attributable to Symbion, Inc.	$(6,423)	$16,739	$13,207	$(29,946)	$(6,423)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$8,618	$2,378	$77,796	$(3,788)	$85,004
Operating expenses:
Salaries and benefits	—	1,227	23,414	—	24,641
Supplies	—	194	18,717	—	18,911
Professional and medical fees	—	286	5,201	—	5,487
Rent and lease expense	—	193	6,036	—	6,229
Other operating expenses	—	119	6,999	—	7,118
Cost of revenues	—	2,019	60,367	—	62,386
General and administrative expense	4,697	—	—	—	4,697
Depreciation and amortization	168	68	4,063	—	4,299
Provision for doubtful accounts	—	45	1,012	—	1,057
Income on equity investments	—	(712)	—	—	(712)
Impairment and loss on disposal of long-lived assets	22	2,571	—	—	2,593
Litigation settlements, net	(150)	—	—	—	(150)
Gain on sale of long-lived assets	(30)	—	—	—	(30)
Management fees	—	—	3,788	(3,788)	—
Equity in earnings of affiliates	(4,490)	(6,102)	—	10,592	—
Total operating expenses	217	(2,111)	69,230	6,804	74,140
Operating income	8,401	4,489	8,566	(10,592)	10,864
Interest (expense) income, net	(13,713)	1	1,758	—	(11,954)
(Loss) income before taxes and discontinued operations	(5,312)	4,490	10,324	(10,592)	(1,090)
Provision for income taxes	1,731	—	205	—	1,936
(Loss) income from continuing operations	(7,043)	4,490	10,119	(10,592)	(3,026)
Income from discontinued operations, net of taxes	—	—	95	—	95
Net (loss) income	(7,043)	4,490	10,214	(10,592)	(2,931)
Net income attributable to noncontrolling interests	—	—	(4,112)	—	(4,112)
Net (loss) income attributable to Symbion, Inc.	$(7,043)	$4,490	$6,102	$(10,592)	$(7,043)

SYMBION, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Revenues	$26,029	$7,000	$231,977	$(11,455)	$253,551
Operating expenses:
Salaries and benefits	—	3,588	67,009	—	70,597
Supplies	—	517	53,683	—	54,200
Professional and medical fees	—	861	15,318	—	16,179
Rent and lease expense	—	578	17,229	—	17,807
Other operating expenses	—	358	19,626	—	19,984
Cost of revenues	—	5,902	172,865	—	178,767
General and administrative expense	16,042	—	—	—	16,042
Depreciation and amortization	527	204	12,024	—	12,755
Provision for doubtful accounts	—	139	2,731	—	2,870
Income on equity investments	—	(1,364)	—	—	(1,364)
Impairment and loss on disposal of long-lived assets	3,033	—	—	—	3,033
Gain on sale of long-lived assets	(707)	—	—	—	(707)
Management fees	—	—	11,455	(11,455)	—
Litigation settlements, net	(416)	—	—	—	(416)
Equity in earnings of affiliates	(18,450)	(16,329)	—	34,779	—
Total operating expenses	29	(11,448)	199,075	23,324	210,980
Operating income	26,000	18,448	32,902	(34,779)	42,571
Interest (expense) income, net	(39,783)	2	5,889	—	(33,892)
(Loss) income before taxes and discontinued operations	(13,783)	18,450	38,791	(34,779)	8,679
Provision for income taxes	4,171	—	485	—	4,656
(Loss) income from continuing operations	(17,954)	18,450	38,306	(34,779)	4,023
Loss from discontinued operations, net of taxes	—	—	(5,938)	—	(5,938)
Net (loss) income	(17,954)	18,450	32,368	(34,779)	(1,915)
Net income attributable to noncontrolling interests	—	—	(16,039)	—	(16,039)
Net (loss) income attributable to Symbion, Inc.	$(17,954)	$18,450	$16,329	$(34,779)	$(17,954)

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2010

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(6,423)	$16,739	$30,692	$(29,946)	$11,062
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	650	—	650
Depreciation and amortization	513	227	13,453	—	14,193
Amortization of deferred financing costs	1,501	—	—	—	1,501
Non-cash payment-in-kind interest option	19,264	—	—	—	19,264
Non-cash stock option compensation expense	1,002	—	—	—	1,002
Non-cash recognition of other comprehensive income into earnings	2,478	—	—	—	2,478
Non-cash credit risk adjustment of financial instruments	189	—	—	—	189
Non-cash losses	(2,420)	—	—	—	(2,420)
Deferred income taxes	5,471	—	—	—	5,471
Equity in earnings of affiliates	(16,739)	(13,207)	—	29,946	—
Equity in earnings of affiliates, net of distributions received	—	(57)	—	—	(57)
Provision for doubtful accounts	—	139	5,131	—	5,270
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(5,192)	—	(5,192)
Other assets and liabilities	(56,369)	48,993	5,618	—	(1,758)
Net cash (used in) provided by operating activities — continuing operations	(51,533)	52,834	50,352	—	51,653
Net cash provided by operating activities — discontinued operations	—	—	(418)	—	(418)
Net cash (used in) provided by operating activities	(51,533)	52,834	49,934	—	51,235
Cash flows from investing activities:
Purchases of property and equipment, net	(139)	—	(5,141)	—	(5,280)
Payments for acquisitions, net of cash acquired	—	(43,830)	—	—	(43,830)
Payments from unit activity	(55)	—	—	—	(55)
Change in other assets	—	(375)	—	—	(375)
Net cash (used in) provided by investing activities — continuing operations	(194)	(44,205)	(5,141)	—	(49,540)
Net cash used in investing activities — discontinued operations	—	—	(13)	—	(13)
Net cash (used in) provided by investing activities	(194)	(44,205)	(5,154)	—	(49,553)
Cash flows from financing activities:
Principal payments on long-term debt	(6,025)	—	(9,564)	—	(15,589)
Proceeds from debt issuances	56,261	—	714	—	56,975
Distributions to noncontrolling interest partners	—	—	(17,914)	—	(17,914)
Proceeds from unit activity	2,410	—	—	—	2,410
Other financing activities	—	—	(1,673)	—	(1,673)
Net cash provided by (used in) financing activities — continuing operations	52,646	—	(28,437)	—	24,209
Net cash used in financing activities — discontinued operations	—	—	(46)	—	(46)
Net cash provided by (used in) financing activities	52,646	—	(28,483)	—	24,163
Net (decrease) increase in cash and cash equivalents	919	8,629	16,297	—	25,845
Cash and cash equivalents at beginning of period	11,272	14,992	21,419	—	47,683
Cash and cash equivalents at end of period	$12,191	$23,621	$37,716	$—	$73,528

SYMBION, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2009

(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(17,954)	$18,450	$32,368	$(34,779)	$(1,915)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	5,938	—	5,938
Depreciation and amortization	527	204	12,024	—	12,755
Amortization of deferred financing costs	1,501	—	—	—	1,501
Non-cash payment-in-kind interest option	17,183	—	—	—	17,183
Non-cash stock option compensation expense	974	—	—	—	974
Non-cash recognition of other comprehensive income into earnings	1,911	—	—	—	1,911
Non-cash losses (gains)	2,539	—	—	—	2,539
Non-cash credit risk adjustment of financial instruments	1,521	—	—	—	1,521
Deferred income taxes	5,581	—	—	—	5,581
Equity in earnings of affiliates, net of distributions received	—	(217)	—	—	(217)
Equity in earnings of affiliates	(18,450)	(16,329)	—	34,779	—
Provision for doubtful accounts	—	139	2,731	—	2,870
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(1,830)	—	(1,830)
Income taxes payable	1,762	—	—	—	1,762
Other assets and liabilities	14,992	6,092	(22,542)	—	(1,458)
Net cash (used in) provided by operating activities — continuing operations	12,087	8,339	28,689	—	49,115
Net cash provided by operating activities —discontinued operations	—	—	176	—	176
Net cash (used in) provided by operating activities	12,087	8,339	28,865	—	49,291
Cash flows from investing activities:
Purchases of property and equipment, net	(226)	—	(6,653)	—	(6,879)
Payments for acquisitions, net of cash acquired	(126)	—	—	—	(126)
Payments from unit activity	(724)	—	—	—	(724)
Change in other assets	—	—	(806)	—	(806)
Net cash used in investing activities — continuing operations	(1,076)	—	(7,459)	—	(8,535)
Net cash used in investing activities — discontinued operations	—	—	(137)	—	(137)
Net cash used in investing activities	(1,076)	—	(7,596)	—	(8,672)
Cash flows from financing activities:
Principal payments on long-term debt	(1,874)	—	(8,236)	—	(10,110)
Proceeds from debt issuances	—	—	289	—	289
Payment of debt issuance costs	(203)	—	—	—	(203)
Distributions to noncontrolling interest partners	—	—	(19,342)	—	(19,342)
Proceeds from unit activity	1,027	—	—	—	1,027
Change in other long-term liabilities	(5,675)	(3,006)	9,412	—	731
Net cash used in financing activities — continuing operations	(6,725)	(3,006)	(17,877)	—	(27,608)
Net cash used in financing activities — discontinued operations	—	—	(4,589)	—	(4,589)
Net cash used in financing activities	(6,725)	(3,006)	(22,466)	—	(32,197)
Net (decrease) increase in cash and cash equivalents	4,286	5,333	(1,197)	—	8,422
Cash and cash equivalents at beginning of period	4,369	9,801	27,518	—	41,688
Cash and cash equivalents at end of period	$8,655	$15,134	$26,321	$—	$50,110

10.  Subsequent Events

Subsequent to September 30, 2010, the Company received an unsolicited offer to purchase its surgical facility located in Duncanville, Texas.  During October, the Company finalized negotiations and effective October 31, 2010, the Company disposed of its ownership interest in this facility for cash proceeds of $969,000. This facility is included in continuing operations in the Company’s consolidated financial statements as of September 30, 2010.  The Company will recognize a loss on the disposal of $1.4 million in the fourth quarter of 2010.  This loss will be included in results from discontinued operations.

On November 2, 2010, the Company entered into an interest rate swap agreement to protect the Company against certain interest rate fluctuations of the LIBOR rate on $100.0 million of the Company’s variable rate debt under the senior secured credit facility.  The effective date of the interest rate swap is December 31, 2010.  The interest rate swap effectively fixes the Company’s LIBOR interest rate on $100.0 million of variable rate debt at 0.85%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events.  All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions generally are intended to identify forward-looking statements.  These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements.  Many of these factors are beyond our ability to control or predict.  These factors include, without limitation:

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

Executive Overview

We own and operate a national network of short stay surgical facilities in 27 states. Our surgical facilities, which include ambulatory surgery centers and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, orthopedics, pain management, gastroenterology and ophthalmology. We own our surgical facilities in partnerships with physicians and in some cases health care systems in the markets and communities we serve. We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe this approach aligns our interests with those of our partners. As of November 12, 2010, we own and operate 56 surgical facilities, including 51 ambulatory surgery centers and five surgical hospitals. We also manage eight additional ambulatory surgery centers. We own a majority interest in 34 of the 56 surgical facilities and consolidate 51 of these facilities for financial reporting purposes. We are reporting two of the 56 surgical facilities as discontinued operations. In addition to our surgical facilities, we also manage one physician network in a market in which we operate an ambulatory surgery center.

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

We continue to focus on improving the performance of our same store facilities and acquiring facilities on a selective basis that we believe have favorable growth potential. On April 9, 2010, we acquired a 54.5% ownership interest in a general acute care hospital with a surgical and obstetrics focus, located in Idaho Falls, Idaho.  This acquisition provides us with the opportunity to expand into a new market and the results of the facility are consolidated for financial reporting purposes for periods subsequent to the acquisition.  Effective July 1, 2010, we acquired an incremental, controlling ownership interest of 37.0% in our surgical facility located in Chesterfield, Missouri for $18.8 million.  As a result of this acquisition, we began consolidating the facility in the third quarter of 2010.

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

Payor Mix

Approximately 97% of our revenues are patient service revenues. The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Private insurance	67%	70%	68%	71%
Government	26	24	26	24
Self-pay	4	5	4	4
Other	3	1	2	1
Total	100%	100%	100%	100%

Case Mix

We primarily operate multi-specialty facilities where physicians perform a variety of procedures in various specialties, including orthopedics, pain management, gastroenterology and ophthalmology.  We believe this diversification helps to protect us from any adverse pricing and utilization trends in any individual procedure type and results in greater consistency in our case volume.

The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Ear, nose and throat	5.2%	4.8%	5.7%	5.8%
Gastrointestinal	29.4	29.2	29.6	28.5
General surgery	4.2	4.5	4.1	4.3
Obstetrics/gynecology	2.9	2.9	2.8	2.9
Ophthalmology	15.6	16.9	15.9	16.5
Orthopedic	16.7	16.4	17.1	16.5
Pain management	15.8	14.9	15.2	15.7
Plastic surgery	2.8	3.0	2.9	2.8
Other	7.4	7.4	6.7	7.0
Total	100.0%	100.0%	100.0%	100.0%

Case Growth

Same Store Information

We define same store facilities as those facilities that were operating throughout the three months ended September 30, 2010 and 2009. The following same store facility table includes both consolidated surgical facilities from continuing operations that are included in our revenue and non-consolidated surgical facilities that are not reported in our revenue, as we account for these surgical facilities using the equity method. This same store facilities table is presented to allow comparability to other companies in our industry for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cases	61,113	62,185	183,998	186,919
Case growth	(1.7)%	N/A	(1.6)%	N/A
Net patient service revenue per case	$1,505	$1,457	$1,525	$1,468
Net patient service revenue per case growth	3.3%	N/A	3.9%	N/A
Number of same store surgical facilities	51	N/A	51	N/A

The following same store facility table is presented for purposes of explaining changes in our consolidated financial results and accordingly excludes non-consolidated surgical facilities that are not reported in our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cases	55,783	57,294	169,147	173,218
Case growth	(2.6)%	N/A	(2.4)%	N/A
Net patient service revenue per case	$1,324	$1,335	$1,352	$1,351
Net patient service revenue per case growth	(0.8)%	N/A	0.1%	N/A
Number of same store surgical facilities	47	N/A	47	N/A

Consolidated Information

The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated. Accordingly, the table includes surgical facilities that we have acquired, developed or disposed of since January 1, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cases	59,421	58,056	176,403	174,512
Case growth	2.4%	N/A	1.1%	N/A
Net patient service revenue per case	$1,713	$1,402	$1,604	$1,392
Net patient service revenue per case growth	22.1%	N/A	15.2%	N/A
Number of surgical facilities operated as of end of the period(1)	64	64	64	64
Number of consolidated surgical facilities	50	48	50	48

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

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) were signed into law on March 23, 2010 and March 30, 2010, respectively, dramatically altering the U.S. health care system.  The Acts are intended to provide coverage and access to substantially all Americans, to increase the quality of care provided, and to reduce the rate of growth in healthcare expenditures.  The changes include, among other things, reducing payments to Medicare Advantage plans, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, reducing Medicare and Medicaid payments, including disproportionate share payments, expanding Medicare and Medicaid eligibility, and expanding access to health insurance.  As part of the effort to control or reduce health care spending, the Acts also contain a number of measures intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and limitations on the Stark Law exception that allows physicians to have ownership interests in hospitals (the “Whole Hospital Exception”).  Among other things, the Acts prohibit hospitals from increasing the percentages of the total value of the ownership interests held in the hospital by physicians after March 23, 2010, as well as place severe restrictions on the ability of a hospital subject to the Whole Hospital Exception to add operating rooms, procedure rooms and beds.  It is difficult to predict the impact the Acts will have on the Company’s operations as a majority of the measures contained in the Acts do not take effect until 2014.  The Acts could have an adverse effect on our financial condition and results of operations.

Medicare Reimbursement-Ambulatory Surgery Centers

Beginning in 2008, the Centers for Medicare and Medicaid Services (“CMS”) began transitioning Medicare payments to ambulatory surgery centers (“ASCs”) to a system based upon the hospital outpatient prospective payment system.  In 2011 that transition is complete and payments to ASCs will be solely based on the outpatient prospective payment system (OPPS) relative weights.  CMS has cautioned that the final OPPS relative weights may result in payment rates for the year being less than the payment rates for the preceding year.  On November 2, 2010, CMS issued a final rule to update the Medicare program’s payment policies and rates for ASCs for 2011.  The final rule applies a 0.2% increase to the ASC payment rate. The final rule will also add six procedures to the list of procedures for which Medicare will reimburse when performed in an ASC.  The ultimate impact of the changes in Medicare reimbursement will depend on a number of factors, including the procedure mix at the centers and our ability to realize an increased procedure volume.

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

On June 2, 2010, CMS published a notice regarding the final Medicare IPPS payment rates for FY 2010 and a supplemental IPPS proposed rule for FY 2011.  The notice and the supplemental proposed rule implement changes that were made to the Medicare program’s reimbursement for hospital inpatient services by the Acts. Among other things, for discharges occurring on or after April 1, 2010, the notice decreases the IPPS market basket update from 2.10% to 1.85% for hospitals that successfully report the quality measures included in the RHQDAPU program and from 0.10% to (0.15)% for hospitals that do not.  These changes were further modified on July 30, 2010, when CMS announced a final rule updating acute care hospital rates, and on August 16, 2010, when CMS published its final rule implementing changes contained in the Acts.

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

Medicare Reimbursement-Hospital Outpatient Services

On November 2, 2010, CMS issued the final Medicare hospital outpatient prospective payment system (“OPPS”) rates for calendar year (“CY”) 2011 to implement changes in Medicare’s reimbursement policies for hospital outpatient services that were required by the Acts and its proposed hospital OPPS rule for CY 2011.  For CY 2011, the final rule reduced the hospital operating market basket increase factor from 2.6% to 2.35% for hospitals that satisfy the requirements of the Hospital Outpatient Quality Data Reporting Program (“HOPQDRP”) and from 0.6% to 0.35% for hospitals that do not.

In addition to the above changes, the proposed OPPS rule would also waive the Medicare deductibles and copayments for certain preventative services reimbursed under OPPS and establishes 15 quality measures to the list of items that a hospital must report to the HOPQDRP in order to receive the full market basket update in CY 2012.

Health Information Practices

We are subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was enacted as part of the American Recovery and Reinvestment Act of 2009.  The HITECH Act strengthened the requirements and significantly increased the penalties for violations of the HIPAA privacy and security regulations.  On August 24, 2009, the Secretary of the Department of Health and Human Services (“HHS”) issued regulations implementing certain of the requirements of the HITECH Act, including the Breach Notification Rule providing obligations for compiling and reporting of certain information relating to breaches by providers and their business associates (the “Interim Final Breach Rule”).

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

On May 14, 2010, HHS promulgated a final breach notification rule for review (the “Final Breach Rule”).  In July 2010, HHS withdrew the Final Breach Rule from OMB review to allow for further consideration, given HHS’ experience to date in administering the regulations.  HHS intends to publish a final data breach rule in the coming months.  Until such time as a new final breach rule is issued, the Interim Final Breach Rule that became effective on September 23, 2009 remains in effect.

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

Operating Margins

Our operating income margin for the three months ended September 30, 2010 increased to 20.0% from 12.8% during the three months ended September 30, 2009.  Included in our results for the 2010 period is a gain of $3.2 million resulting from our acquisition of an incremental, controlling ownership interest in our Chesterfield, Missouri facility.  Excluding one-time charges, our operating income margin increased to 16.6% in 2010 from 15.6% in the same period for 2009.

Acquisitions and Developments

Effective July 1, 2010, we acquired an incremental, controlling ownership interest of 37.0% in our surgical facility located in Chesterfield, Missouri for $18.8 million.  As part of the acquisition, we consolidated $4.8 million of facility debt on our balance sheet.  We subsequently restructured this debt using borrowings from our Revolving Facility.  As a result of this acquisition, we hold a controlling interest in this facility.  The acquisition was treated as a business combination and we began consolidating the facility in the third quarter of 2010.  We financed the aggregate purchase price with proceeds from our Revolving Facility.

Effective April 9, 2010, we acquired an ownership of 54.5% in a general acute care hospital with a surgical and obstetrics focus located in Idaho Falls, Idaho for approximately $31.9 million plus the assumption of approximately $6.1 million of debt and other obligations of $49.6 million which we consolidate on our balance sheet.  The other obligations include a financing obligation of $49.6 million payable to the hospital facility lessor for the land, buildings and improvements of the facility.  We financed the acquisition with borrowings from our Revolving Facility.  We consolidate this facility for financial reporting purposes for periods subsequent to the acquisition.

Discontinued Operations and Divestitures

From time to time, we evaluate our portfolio of surgical facilities to ensure the facilities are performing as we expect.  During the second quarter of 2010 we identified two underperforming ambulatory surgery centers that we consolidate for financial reporting purposes.  We committed to a plan to divest our interest in these facilities.  On September 30, 2010, we completed the divestiture of our facility located in Orlando, Florida.  We entered into an asset sale agreement which provided for the sale of substantially all assets and liabilities for cash consideration of $1.3 million.  We recorded a loss on the transaction of $2.4 million.  This loss includes an accrual of $1.7 million for future contractual obligations under a facility operating lease. This loss is included in the loss from discontinued operations for the period.

During the third quarter of 2010, we terminated the contractual lease obligation at a facility located in Englewood, Colorado that we previously divested.  We paid cash of $1.2 million to settle the $3.6 million obligation.  A gain of $2.4 million is included in the loss from discontinued operations.

As of September 30, 2010, we owned two surgical facilities which we classified as discontinued operations. Each facility’s assets, liabilities, revenues, expenses and cash flows have been reclassified as discontinued operations for all periods presented.

Revenues, (loss) income on operations before taxes, income tax (benefit) provision, gain (loss) on sale, net of taxes, and loss from discontinued operations, net of taxes, for the following periods indicated, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$2,275	$2,864	$7,454	$9,328
(Loss) income on operations before taxes	$(248)	$246	$(704)	$213
Income tax (benefit) provision	$(17)	$(3)	$(30)	$12
Gain (loss) on sale, net of taxes	$10	$(154)	$24	$(6,139)
(Loss) income from discontinued operations, net of taxes	$(221)	$95	$(650)	$(5,938)

Effective October 31, 2010, we received an unsolicited offer to purchase our ownership interest in our surgical facility located in Duncanville, Texas. During October, we finalized negotiations and effective October 31, 2010, we disposed of our ownership interest in this facility for $969,000.  The results of operations of that facility, including the loss on disposal of the facility, will be included in the results of discontinued operations in the fourth quarter of 2010.

Results of Operations

The following table summarizes certain statements of operations items for each of the three and nine months ended September 30, 2010 and 2009.  The table also shows the percentage relationship to revenues for the periods indicated:

	Three Months Ended September 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$104,832	100.0%	$85,004	100.0%
Cost of revenues	75,418	71.9	62,386	73.4
General and administrative expense	5,521	5.3	4,697	5.5
Depreciation and amortization	5,072	4.8	4,299	5.1
Provision for doubtful accounts	2,070	2.0	1,057	1.2
Income on equity investments	(668)	(0.6)	(712)	(0.8)
Impairment and loss on disposal of long-lived assets	6	0.0	2,593	3.1
Gain on sale of long-lived assets	(409)	(0.4)	(30)	(0.1)
Business combinations remeasurement gains	(3,169)	(3.0)	—	0.0
Litigation settlements, net	—	0.0	(150)	(0.2)
Total operating expenses	83,841	80.0	74,140	87.2
Operating income	20,991	20.0	10,864	12.8
Interest expense, net	(12,668)	(12.1)	(11,954)	(14.1)
Income (loss) before income taxes and discontinued operations	8,323	7.9	(1,090)	(1.3)
Provision for income taxes	1,756	1.7	1,936	2.3
Income (loss) from continuing operations	6,567	6.2	(3,026)	(3.6)
(Loss) income on discontinued operations, net of taxes	(221)	(0.2)	95	0.1
Net income (loss)	6,346	6.0	(2,931)	(3.5)
Less: Net income attributable to noncontrolling interests	(6,063)	(5.8)	(4,112)	(4.8)
Net income (loss) attributable to Symbion, Inc	$283	0.2	$(7,043)	(8.3)

	Nine Months Ended September 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$292,159	100.0%	$253,551	100.0%
Cost of revenues	209,346	71.7	178,767	70.5
General and administrative expense	16,690	5.7	16,042	6.3
Depreciation and amortization	14,193	4.9	12,755	5.0
Provision for doubtful accounts	5,270	1.8	2,870	1.1
Income on equity investments	(2,173)	(0.7)	(1,364)	(0.5)
Impairment and loss on disposal of long-lived assets	1,165	0.3	3,033	1.2
Gain on sale of long-lived assets	(416)	(0.1)	(707)	(0.3)
Business combination remeasurement gains	(3,169)	(1.2)	—	0.0
Litigation settlements	(44)	0.0	(416)	(0.1)
Total operating expenses	240,862	82.4	210,980	83.2
Operating income	51,297	17.6	42,571	16.8
Interest expense, net	(35,615)	(12.2)	(33,892)	(13.4)
Income before income taxes and discontinued operations	15,682	5.4	8,679	3.4
Provision for income taxes	3,970	1.4	4,656	1.8
Income from continuing operations	11,712	4.0	4,023	1.6
Loss on discontinued operations, net of taxes	(650)	(0.2)	(5,938)	(2.3)
Net income (loss)	11,062	3.8	(1,915)	(0.8)
Less: Net income attributable to noncontrolling interests	(17,485)	(6.0)	(16,039)	(6.3)
Net loss attributable to Symbion, Inc	$(6,423)	(2.2)%	$(17,954)	(7.1)%

Three Months Ended September 30, 2010 Compared To Three Months Ended September 30, 2009

Overview.  During the three months ended September 30, 2010, our revenues increased 23.3% to $104.8 million from $85.0 million for the three months ended September 30, 2009.  We generated net income attributable to Symbion, Inc. for the 2010 period of $283,000 compared to a net loss of $7.0 million for the 2009 period.

Our financial results for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 reflect the addition of one surgical facility that we consolidate for financial reporting purposes and one surgical facility which we account for using the equity method.  Additionally, our financial results for the 2010 period reflect the disposal of one surgical facility that we consolidated and one facility which we accounted for using the equity method.  During the third quarter of 2010, we acquired an incremental, controlling ownership interest of 37.0% in our surgical facility located in Chesterfield, Missouri for $18.8 million.  As a result of this acquisition, we hold a controlling interest in the facility.  The acquisition was treated as a business combination, and we began consolidating the facility for financial reporting purposes in the third quarter of 2010.

For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those surgical facilities that we consolidate for financial reporting purposes for both three month periods ended September 30, 2010 and 2009.

Revenues.  Revenues for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 were as follows (in thousands):

	2010	2009	Dollar Variance	Percent Variance
Patient service revenues:
Same store revenues	$73,832	$76,501	$(2,669)	(3.5)%
Revenues from other surgical facilities	27,960	4,922	23,038	—
Total patient service revenues	101,792	81,423	20,369	25.0
Physician service revenues	1,489	1,652	(163)	(9.9)
Other service revenues	1,551	1,929	(378)	(19.6)
Total revenues	$104,832	$85,004	$19,828	23.3%

Patient service revenues at same store facilities decreased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  We experienced a 2.6% decrease in cases, and a 0.8% decrease in net revenue per case.  Revenues from other surgical facilities increased by $23.0 million.  This increase is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since July 1, 2009.

Cost of Revenues.  Cost of revenues for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, were as follows (in thousands):

	2010	2009	Dollar Variance	Percent Variance
Same store cost of revenues	$55,304	$57,157	$(1,853)	(3.2)%
Cost of revenues from other surgical facilities	20,114	5,229	14,885	—
Total cost of revenues	$75,418	$62,386	$13,032	20.9%

As a percentage of same store revenues including physician services and other revenue, same store cost of revenues increased to 71.9% for the three months ended September 30, 2010 compared to 71.4% for the three months ended September 30, 2009.   The decrease in case volume resulted in a negative impact on operating income margins due to certain fixed costs such as facility rent expense and minimum staffing requirements.  Cost of revenues from other surgical facilities increased by $14.9 million.  This increase is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since July 1, 2009.  As a percentage of revenues, total cost of revenues decreased to 71.9% for 2010 compared to 73.4% for 2009.  This decrease is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since July 1, 2009.

General and Administrative Expense.  General and administrative expense increased to $5.5 million for the three months ended September 30, 2010 from $4.7 million for the three months ended September 30, 2009.  As a percentage of revenues, general and administrative expense decreased to 5.3% for 2010 from 5.5% for 2009.  This decrease is primarily attributable to our leveraging of corporate overhead costs while continuing to increase revenue through recent acquisitions.

Depreciation and Amortization.  Depreciation and amortization expense increased to $5.1 million for the three months ended September 30, 2010 compared to $4.3 million for the three months ended September 30, 2009.  This increase is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since July 1, 2009.  As a percentage of revenues, depreciation and amortization expense decreased to 4.8% for 2010 from 5.1% for 2009.

Provision for Doubtful Accounts. The provision for doubtful accounts increased to $2.1 million for the three months ended September 30, 2010 compared to $1.1 million for the three months ended September 30, 2009.  As a percentage of revenues, the provision for doubtful accounts increased to 2.0% for 2010 from 1.2% for 2009.  This increase is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since July 1, 2009.

Business Combination Remeasurement Gains.  Effective July 31, 2010, we acquired an incremental, controlling ownership interest of 37.0% in our surgical facility located in Chesterfield, Missouri for $18.8 million.  We recognized a gain of $3.2 million as a result of remeasuring our existing equity interest in this facility held before the incremental acquisition.

Operating Income.  Operating income increased to $21.0 million for the three months ended September 30, 2010 from $10.9 million for the three months ended September 30, 2009.  This change is primarily attributable to surgical facilities and additional incremental, controlling ownership interests acquired since July 1, 2009.

Interest Expense, Net of Interest Income.  Interest expense, net of interest income, increased to $12.7 million for the three months ended September 30, 2010 from $12.0 million for the three months ended September 30, 2009.  This increase is primarily attributable to surgical facilities and additional incremental, controlling ownership interests acquired since July 1, 2009.

Provision for Income Taxes.  The provision for income taxes decreased to $1.8 million for the three months ended September 30, 2010 from $1.9 million for the three months ended September 30, 2009.  Tax expense in both periods is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments.

Income Attributable to Noncontrolling Interests.  Income attributable to noncontrolling interests increased to $6.1 million for the three months ended September 30, 2010 from $4.1 million for the three months ended September 30, 2009.  As a percentage of revenues, income attributable to noncontrolling interests increased to 5.8% for 2010 from 4.8% for 2009.  This increase is attributable to an increase in operating income at same store facilities and the impact of surgical facilities and additional incremental, controlling ownership interests acquired since July 1, 2009.

Nine Months Ended September 30, 2010 Compared To Nine Months Ended September 30, 2009

Overview.  During the nine months ended September 30, 2010, our revenues increased 15.2% to $292.2 million from $253.6 million for the nine months ended September 30, 2009. We incurred a net loss attributable to Symbion, Inc. for the 2010 period of $6.4 million compared to a net loss of $18.0 million for the 2009 period.

Our financial results for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 reflect the addition of one surgical facility.  Additionally, our financial results for the 2010 period reflect the disposal of one facility that we consolidated for financial reporting purposes and one facility that we accounted for using the equity method.  For purposes of this management’s discussion of our consolidated financial results, we consider same store facilities as those surgical facilities that we consolidate for financial reporting purposes for both nine-month periods ended September 30, 2010 and 2009.

Revenues.  Revenues for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 were as follows (in thousands):

	Nine Months Ended September 30,		Dollar	Percent
	2010	2009	Variance	Variance
Patient service revenues:
Same store revenues	$228,739	$233,969	$(5,230)	(2.2)%
Revenues from other surgical facilities	54,134	8,959	45,175	—
Total patient service revenues	282,873	242,928	39,945	16.4
Physician service revenues	4,346	4,907	(561)	(11.4)
Other service revenues	4,940	5,716	(776)	(13.6)
Total revenues	$292,159	$253,551	$38,608	15.2%

Patient service revenues at same store facilities decreased 2.2% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily as a result of a 2.4% decrease in cases. This decrease in case volume is attributable to weak economic conditions experienced during 2010.  Patient service revenues from other surgical facilities increased by $45.2 million.  This increase is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2009.

Cost of Revenues.  Cost of revenues for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 were as follows (in thousands):

	Nine Months Ended September 30,		Dollar	Percent
	2010	2009	Variance	Variance
Same store cost of revenues	$166,576	$169,276	$(2,700)	(1.6)%
Cost of revenues from other surgical facilities	42,770	9,491	33,279	—
Total cost of revenues	$209,346	$178,767	$30,579	17.1%

As a percentage of same store revenues, including physician services and other revenue, same store cost of revenues increased to 70.0% for the nine months ended September 30, 2010 compared to 69.2% for the nine months ended September 30, 2009.  The decrease in case volume resulted in a negative impact on operating income margin due to certain fixed costs such as facility rent expense and minimum staffing requirements.  We experienced volatility during the year which impacted our ability to adjust staffing and reduce supply costs at our facilities in proportion to the lower case volume.  Cost of revenues from other surgical facilities increased by $33.3 million.  This increase is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since July 1, 2009.  As a percentage of revenues, total cost of revenues increased to 71.7% for 2010 compared to 70.5% for 2009.

General and Administrative Expense.  General and administrative expense increased to $16.7 million for the nine months ended September 30, 2010 from $16.0 million for the nine months ended September 30, 2009.  As a percentage of revenues, general and administrative expense was 5.7% for 2010 and 6.3% for 2009.  This decrease is primarily attributable to our leveraging corporate overhead costs while continuing to increase revenue through recent acquisitions.

Depreciation and Amortization.  Depreciation and amortization expense increased to $14.2 million for the nine months ended September 30, 2010 compared to $12.8 million for the nine months ended September 30, 2009.  This increase is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2009.  As a percentage of revenues, depreciation and amortization expense decreased to 4.9% for 2010 from 5.0% for 2009.

Provision for Doubtful Accounts. The provision for doubtful accounts increased to $5.3 million for the nine months ended September 30, 2010 compared to $2.9 million for the nine months ended September 30, 2009.  This increase is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2009.  As a percentage of revenues, the provision for doubtful accounts was 1.8% for the 2010 period compared to 1.1% for the 2009 period.

Impairment and Loss on Disposal of Long-lived Assets.  Included in impairment and loss on disposal of long-lived assets for the nine months ended September 30, 2010 is an impairment charge of $816,000 related to our equity method investment located in Gresham, Oregon.

Business Combination Remeasurement Gains.  Effective July 1, 2010, we acquired an incremental, controlling ownership of 37.0% in our surgical facility located in Chesterfield, Missouri for $18.8 million.  We recognized a gain of $3.2 million as a result of remeasuring our existing equity interest in this facility held before the incremental acquisition.

Operating Income.  Operating income increased to $51.3 million in 2010 from $42.6 million in 2009.  This increase is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2009.

Interest Expense, Net of Interest Income.  Interest expense, net of interest income, increased to $35.6 million for the nine months ended September 30, 2010 from $33.9 million for the nine months ended September 30, 2009.  This increase is primarily attributable to surgical facilities acquired since January 1, 2009.

Provision for Income Taxes.  The provision for income taxes decreased to $4.0 million for the nine months ended September 30, 2010 from $4.7 million for the nine months ended September 30, 2009. Tax expense in both periods is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments.

Income Attributable to Noncontrolling Interests.  Income attributable to noncontrolling interests increased to $17.5 million for the nine months ended September 30, 2010 compared to $16.0 million for the nine months ended September 30, 2009.  As a percentage of revenues, income attributable to noncontrolling interests decreased to 6.0% for 2010 from 6.3% for 2009.  This decrease is attributable to a decrease in operating income at same store facilities as well as surgical facilities acquired since January 1, 2009.

Liquidity and Capital Resources

Operating Activities

During the nine months ended September 30, 2010, we generated operating cash flow from continuing operations of $51.7 million compared to $49.1 million for the nine months ended September 30, 2009. This increase is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2009.

At September 30, 2010, we had working capital of $71.8 million compared to $40.8 million at December 31, 2009.  This increase is primarily related to our increased cash and accounts receivable balances due to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2009.  Our available cash, along with our expected future operating cash flows, is sufficient to service our current obligations.

Investing Activities

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2010 was $49.5 million, which included $43.8 million of payments for acquisitions, net of cash acquired.  Our acquisition activity was funded from cash borrowings under our Revolving Facility. Additionally, the 2010 period included $5.3 million related to purchases of property and equipment.  During the nine months ended September 30, 2009, net cash used in investing activities from continuing operations was $8.5 million, which included $6.9 million related to purchases of property and equipment.  Cash used in investing activities in the 2009 period was funded primarily from cash from continuing operations.

Financing Activities

Net cash provided by financing activities from continuing operations during the nine months ended September 30, 2010 was $24.2 million, which includes borrowings under our Revolving Facility of $56.0 million to fund acquisitions.  Additionally, during the nine months ended September 30, 2010, we distributed $17.9 million in cash to noncontrolling interest partners.  We also made scheduled principal payments on our senior secured credit facility totaling $5.6 million.

Net cash used in financing activities from continuing operations during the nine months ended September 30, 2009 was $27.6 million.  During 2009, we made scheduled principal payments on our senior secured credit facility of $1.9 million and $2.6 million to extinguish certain long-term debt assumed related to the acquisition of the surgical hospital in Austin, Texas. Additionally, we distributed $19.3 million in cash to noncontrolling interest partners.

Long-Term Debt

The Company’s long-term debt is summarized as follows (in thousands):

	September 30, 2010 (Unaudited)	December 31, 2009
Senior secured credit facility	$282,500	$232,125
Toggle Notes	232,000	206,967
Notes payable to banks	20,126	14,433
Secured term loans	2,990	2,628
Capital lease obligations	6,596	8,832
	544,212	464,985
Less current maturities	(31,074)	(20,151)
Total long-term debt	$513,138	$444,834

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

The Tranche A Term Loan matures on August 23, 2013, the Tranche B Term Loan matures on August 23, 2014 and the Revolving Facility matures on August 23, 2013.  The Tranche A Term Loan required quarterly principal payments of $1.6 million through September 30, 2010, and requires quarterly principal payments of $4.7 million from December 31, 2010 through September 30, 2011, quarterly payments of $6.3 million from December 31, 2011 through September 30, 2012, quarterly payments of $18.1 million from December 31, 2012 through June 30, 2013 and a balloon payment of $12.6 million on August 23, 2013.  The Tranche B Term Loan requires quarterly principal payments of $312,500 through June 30, 2014 and a balloon payment of $111.1 million on August 23, 2014.

At our option, the term loans bear interest at the lender’s alternate base rate in effect on the applicable borrowing date plus an applicable alternate base rate margin, or the Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin.  Both the applicable alternate base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our total indebtedness to consolidated EBITDA. As of November 12, 2010, the amount outstanding under the senior secured credit facility was $282.5 million with an interest rate on the borrowings of 3.5%.  We borrowed $33.0 million against our Revolving Facility during the second quarter of 2010 to fund the acquisition of an ownership interest in a surgical hospital in Idaho Falls, Idaho and $23.0 million on July 1, 2010 to fund the acquisition of incremental ownership in the surgical facility located in Chesterfield, Missouri and restructure certain facility level debt.  The Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used.  We pay this fee quarterly.  As of November 12, 2010, the amount available under our Revolving Facility was $44.0 million.

Interest Rate Swap

In October 2007, we entered into an interest rate swap agreement to protect against certain interest rate fluctuations of the LIBOR rate on $150.0 million of our variable rate debt under the senior secured credit facility. The effective date of the interest rate swap was October 31, 2007, and it expired on October 31, 2010. The interest rate swap effectively fixed our LIBOR interest rate on the $150.0 million of variable debt at a rate of 4.7%. We have recognized the fair value of the interest rate swap as a current liability of approximately $510,000 at September 30, 2010.  Due to the significant changes in LIBOR rates, we elected an interest term for the January 2009 interest election period under the terms of the senior secured credit agreement which differs from that of the swap instrument.  As a result, we discontinued hedge accounting treatment for our interest rate swap as of December 31, 2008.  In January 2009, we began recognizing a ratable portion of the amount in accumulated other comprehensive income as additional interest expense over the remaining life of the swap instrument.  Also beginning in January 2009, we began recording into earnings the mark-to-market adjustment to reflect the changes in the fair value of the hedging instrument.  During the nine months ended September 30, 2010, we recognized additional interest expense of $2.9 million due to the ratable recognition of the balance in accumulated other comprehensive income.  We recognized a gain in interest expense for the quarter of $4.7 million due to mark-to-market adjustment of the swap liability.

On November 2, 2010, we entered into an interest rate swap agreement to protect the Company against certain interest rate fluctuations of the LIBOR rate on $100.0 million of the Company’s variable rate debt under the senior secured credit facility.  The effective date of the interest rate swap is December 31, 2010.  The interest rate swap effectively fixes our LIBOR interest rate on $100.0 million of variable debt at 0.85%.  We have designated the interest rate swap as a cash flow hedge instrument.

Senior Toggle Notes

Since August 23, 2008, we have elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods.  As a result, the principal due on the Toggle Notes increased by $52.1 million since the issuance of the Toggle Notes.  On August 24, 2010, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 24, 2010 to February 23, 2011.  We have accrued $2.9 million in interest in other accrued expenses as of September 30, 2010.  As of September 30, 2010, the amount outstanding under the Toggle Notes was $232.0 million.

At September 30, 2010, we were in compliance with all material covenants required by each of the senior secured credit facility and the Toggle Notes.

Notes Payable to Banks

Certain of our subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The outstanding balance of this indebtedness as of September 30, 2010 and December 31, 2009 was $20.1 million and $14.4 million, respectively.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. We have guaranteed $8.7 million of this debt.

Capital Lease Obligations

We are liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at September 30, 2010 and December 31, 2009 was $6.6 million and $8.8 million, respectively.

Other Obligations

In connection with our acquisition of a 54.5 % ownership interest in Mountain View Hospital, in Idaho Falls, Idaho, we assumed lease payment obligations of $49.6 million.  This obligation is payable to the lessor of the land, building and improvements at the hospital.

Inflation

Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.

Earnings Before Interest, Taxes, Depreciation and Amortization and other adjustments

When we use the term “EBITDA,” we are referring to net loss plus (a) (income) loss from discontinued operations, net of taxes, (b) income tax expense, (c) interest expense, net, (d) depreciation and amortization, (e) non-cash losses (gains), and (f) non-cash stock option compensation expense, and less (g) net income attributable to noncontrolling interests.  Noncontrolling interest represents the interests of third parties, such as physicians and in some cases, health care systems that own an interest in surgical facilities that we consolidate for financial reporting purposes.  Our operating strategy is to apply a market-based approach in structuring our partnerships, with individual market dynamics driving the structure.  We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.

EBITDA increased to $16.8 million for the three months ended September 30, 2010 from $13.9 million for the three months ended September 30, 2009.  EBITDA margin for the three month period decreased 40 basis points to 16.0% for 2010 from 16.4% for 2009.  This decrease is primarily attributable to the increase in income attributable to noncontrolling interests from $6.1 million for the three months ended September 30, 2010 from $4.1 million for the three months ended September 30, 2009 which is a result of our operating margin improvement, excluding one-time charges, to 16.6% in 2010 from 15.6% in the same period for 2009.  As a percentage of revenues, income attributable to noncontrolling interests increased to 5.8% for 2010 from 4.8% for 2009.

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

EBITDA is not a measurement of financial performance or liquidity under GAAP.  It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.  The items excluded from EBITDA are significant components in understanding and evaluating financial performance and liquidity.  Our calculation of EBITDA is not comparable to the EBITDA measure we have used in certain prior periods but is consistent with the measure of EBITDA less income attributable to noncontrolling interests previously reported.  Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table reconciles EBITDA to net cash provided by operating activities — continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
EBITDA	$16,781	$13,925	$46,587	$42,587
Depreciation and amortization	(5,072)	(4,299)	(14,193)	(12,755)
Non-cash (losses) gains	3,572	(2,548)	2,420	(2,326)
Non-cash stock option compensation expense	(353)	(326)	(1,002)	(974)
Interest expense, net	(12,668)	(11,954)	(35,615)	(33,892)
Provision for income taxes	(1,756)	(1,936)	(3,970)	(4,656)
Net income attributable to noncontrolling interests	6,063	4,112	17,485	16,039
Loss (income) on discontinued operations, net of taxes	(221)	95	(650)	(5,938)
Net income	6,346	(2,931)	11,062	(1,915)
Loss from discontinued operations	221	(95)	650	5,938
Depreciation and amortization	5,072	4,299	14,193	12,755
Amortization of deferred financing costs	501	501	1,501	1,501
Non-cash payment-in-kind interest option	6,597	5,884	19,264	17,183
Non-cash stock option compensation expense	353	326	1,002	974
Non-cash recognition of other comprehensive income into earnings	826	637	2,478	1,911
Non-cash credit risk adjustment of financial instruments	—	813	189	1,521
Non-cash losses (gains)	(3,572)	2,548	(2,420)	2,326
Deferred income taxes	1,138	2,119	5,471	5,581
Equity in earnings of unconsolidated affiliates, net of distributions received	272	(175)	(57)	(217)
Provision for doubtful accounts	2,070	1,057	5,270	2,870
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(688)	(936)	(5,192)	(1,830)
Other assets and liabilities	(2,224)	(2,550)	(1,758)	517
Net cash provided by operating activities — continuing operations	$16,912	$11,497	$51,653	$49,115
Other Data:
Number of surgical facilities included in continuing operations, as of the end of period(1)	61	60	61	60

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate. At September 30, 2010, $132.5 million of our total long-term debt was subject to variable rates of interest, while the remaining $411.7 million of our total long-term debt was subject to fixed rates of interest. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $1.3 million.  The fair value of our total long-term debt, based on quoted market prices as of September 30, 2010 was approximately $495.2 million.

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

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  November 12, 2010

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