Form 10-K
period 2010-12-31
SYMBION INC/TN
filed 2011-03-25
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
As of March 25, 2011, 1,000 shares of the registrant’s common stock were outstanding.

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

PART I

Item 1.    Business
Overview
We own and operate a national network of short stay surgical facilities in 27 states.  Our surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology.  Some of our hospitals also offer additional services, such as diagnostic imaging, pharmacy, laboratory, obstetrics, physical therapy and wound care.
We own our surgical facilities in partnership with physicians and in some cases healthcare systems in the markets and communities we serve.  We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure.  We believe this approach aligns our interests with those of our partners.
As of December 31, 2010, we owned and operated 54 surgical facilities, including 49 ASCs, four surgical hospitals, and one general acute care hospital with a surgical and obstetrics focus.  We also managed eight additional ASCs.  We owned a majority interest in 29 of the 54 surgical facilities and consolidated 49 facilities for financial reporting purposes.   In addition to our surgical facilities, we also manage one physician network in a market in which we operate an ASC.
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
Industry Overview
The outpatient ambulatory surgery market in the United States has grown to a $17.0 billion industry according to the Medicare Payment Advisory Commission. There are several factors leading to increased utilization of outpatient surgical facilities. We believe physicians often prefer to operate in surgical facilities, as compared to acute care hospitals, because of the efficiency and convenience surgical facilities afford.  Procedures performed at surgical facilities are typically non-emergency, allowing physicians to schedule their time more efficiently and increase the number of procedures performed in a given period.  Surgical facilities also provide physicians with more consistent nurse staffing and faster turnaround time between cases, as compared to acute care hospitals.
Many patients also prefer surgical facilities as a result of more convenient locations, shorter waiting times, and more convenient scheduling and registration than acute care hospitals. Additionally, Medicare beneficiaries generally experience lower coinsurance as a result of lower Medicare payment rates. As patients increasingly have more input into the delivery of their healthcare, we believe these factors will be drivers of growth in ASC utilization.
Surgeries performed in surgical facilities are generally less expensive than those performed in acute care hospitals because of lower facility development costs, more efficient staffing and work flow processes. We believe payors are attracted to the lower costs available at surgical facilities, as compared to acute care hospitals. With increased attention on controlling healthcare costs in the United States, we feel our facilities will benefit from their position as a low-cost alternative for delivering surgical procedures.
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
The number of surgical procedures performed in ASCs reimbursed by Medicare now exceeds 3,400. As the Centers for Medicare and Medicaid Services ("CMS") continues to add surgical procedures to Medicare's list of approved ASC procedures, we believe this will have the effect of further expanding the market opportunity. There currently are approximately 5,300 Medicare certified ASCs operating in the United States according to the CMS. As the industry remains very fragmented, we believe there continues to be significant opportunities for consolidation.
Our Strategy
Our intent is to enhance the performance of our existing facilities by increasing revenues, profitability and return on our invested capital at all of our surgical facilities through operational focus, including recruitment and retention of surgeons and other physicians. We also intend to expand our network of surgical facilities in attractive markets throughout the United States by selectively acquiring established facilities, developing new facilities, and expanding our presence in existing markets.  When attractive opportunities arise, we may acquire or develop other types of facilities.  The key components of our strategy are to:
▪    Enhance the performance of our existing facilities through operational focus, including recruitment and retention of leading surgeons and other physicians for our surgical facilities.
We have a dedicated operations team that is responsible for implementing best practices, cost controls and overall efficiencies at each of our surgical facilities.  Our facilities benefit from our network of facilities by sharing best practices and participating in group purchasing agreements designed to reduce the cost of supplies and equipment.  We also review our managed care contracts to ensure that we are operating under the most favorable terms available to us.
We believe that establishing and maintaining strong relationships with surgeons and other physicians is a key factor to our success in acquiring, developing and operating surgical facilities.  We identify and partner with surgeons and other physicians that we believe have established reputations for clinical excellence in their communities.  We believe that we have had success in recruiting and retaining physicians because of the ownership structure of our surgical facilities and our staffing, scheduling and clinical systems that are designed to increase physician productivity, promote physicians' professional success and enhance the quality of patient care.  We also believe that forming relationships with health care systems and other healthcare providers can enhance our ability to recruit physicians.  We currently have strategic relationships with five health care systems. We intend to continue to recruit additional physicians and expand the range of services offered at our surgical facilities to increase the number and types of surgeries performed in our facilities, including a focus on higher acuity cases.  We are committed to enhancing programs and services for our physicians and patients by providing advanced technology, quality care, cost-effective service and convenience.
▪    Capitalize on our experienced management team to expand our network of surgical facilities in attractive markets throughout the United States by selectively acquiring established facilities, developing new facilities, and expanding our presence in existing markets.
We believe that the experience and capabilities of our senior management team provide a strategic advantage in improving the operations of our surgical facilities, attracting physicians and identifying new development and acquisition opportunities.  Our senior management team has an average of over 30 years of experience in the healthcare industry having held senior management positions at public and private healthcare companies.  Our management's broad industry experience has allowed us to establish strong relationships with participants throughout the healthcare industry.  These relationships are helpful in forming leads for acquisitions and in making decisions about expanding into new markets and services.  The experience and capabilities of our management team also enable us to pursue multiple growth strategies in the surgical facility market, including acquisitions of established surgical facilities, de novo developments in attractive markets, strategic relationships with prominent healthcare systems and other healthcare providers and turnaround opportunities in connection with underperforming facilities.  We have successfully executed each of these growth strategies, and intend to pursue each of them in the future.

Operations
Surgical Facility Operations
As of December 31, 2010, we owned (with physician investors or healthcare systems) and operated 54 surgical facilities and managed eight additional surgical facilities.  Five of our surgical facilities are licensed as hospitals.  Our typical ASC is a freestanding facility with about 14,000 square feet of space and four fully equipped operating rooms, two treatment rooms and ancillary areas for preparation, recovery, reception and administration.
Our typical surgical hospital is larger than a typical ASC and includes inpatient hospital rooms and, in some cases, an emergency department.  Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, gynecology, general surgery, ear, nose and throat, pain management, gastroenterology, plastic surgery and ophthalmology.  Our hospitals may also provide additional services such as diagnostic imaging, pharmacy, laboratory, obstetrics, physical therapy and wound care.  In certain markets where we believe it is appropriate, we operate surgical facilities that focus on a single specialty.
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
Surgical Facility Ownership Structure
We own and operate our surgical facilities through partnerships or limited liability companies.  Local physicians or physician groups also own interests in most of our surgical facilities.  In some cases, a hospital system may own an interest in our surgical facility.  One of our wholly owned subsidiaries typically serves as the general partner or managing member of our surgical facilities.  We seek to own a majority interest in our surgical facilities, or otherwise have sufficient control over the facilities to be able to consolidate the financial results of operations of the facilities with ours.  In some instances, we will acquire ownership in a surgical facility with the prior owners retaining ownership, and, in some cases, we offer new ownership to other physicians or hospital partners.  We hold majority ownership in 29 of the 54 surgical facilities in which we own an interest.  We typically guarantee all of the debts of these partnerships and limited liability companies, even though we do not own all of the interests in the surgical facilities.  We also provide intercompany debt, which often is secured by a pledge of assets of the partnership or limited liability company.  We also have a management agreement with each of the surgical facilities, under which we provide day-to-day management services for a management fee, which is typically equal to a percentage of the revenues of the facility.
Each of the partnerships and limited liability companies through which we own and operate our surgical facilities is governed by a partnership or operating agreement.  These partnership and operating agreements typically provide, among other things, for voting rights and limited transfer of ownership.  The partnership and operating agreements also provide for the distribution of available cash to the owners.  In addition, the agreements typically restrict the physician owners from owning an interest in a competing surgical facility during the period in which the physician owns an interest in our surgical facility and for one year after that period.  The partnership and operating agreements for our surgical facilities typically provide that the facilities will purchase all of the physicians’ ownership if certain adverse regulatory events occur, such as it becoming illegal for the physicians to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility.  The purchase price that we would be required to pay for the ownership is based on pre-determined formulas, typically either a multiple of the surgical facility’s EBITDA, as defined in our partnership and operating agreements, or the fair market value of the ownership as determined by an independent third-party appraisal.  Some of these agreements require us to make a good faith effort to restructure our relationships with the physician investors in a manner that preserves the economic terms of the relationship prior to purchasing these interests.  In certain circumstances, we have the right to purchase a physician’s ownership, including upon a physician’s breach of the restriction on ownership provisions of a partnership or operating agreement.  In some cases, we have the right to require the physician owners to purchase our ownership in the event our management agreement with a surgical facility is terminated.  In certain surgical facilities, the physician owners have the right to purchase our ownership upon a change in our control.

Surgical Facilities
The following table sets forth information regarding each of our surgical facilities as of December 31, 2010:

Surgical Facility	City	Number of Operating Rooms	Number of Treatment Rooms	Symbion Percentage Ownership
Alabama
Birmingham Surgery Center	Birmingham	6	2	59%	(1)
California
Specialty Surgical Center of Beverly Hills / Brighton Way	Beverly Hills	3	1	41%	(1)
Specialty Surgical Center of Beverly Hills / Wilshire Boulevard	Beverly Hills	4	2	42%	(1)
Specialty Surgical Center of Encino	Encino	4	2	61%	(1)
Specialty Surgical Center of Irvine	Irvine	5	1	51%	(1)
Specialty Surgical Center of Westlake Village	Westlake Village	4	2	19%
Colorado
Minimally Invasive Spine Institute	Boulder	2	1	41%	(1)
Animas Surgical Hospital	Durango	4	1	65%	(1)(2)
			12 hospital rooms
Florida
West Bay Surgery Center	Largo	4	4	51%	(1)
Jacksonville Beach Surgery Center	Jacksonville	4	1	82%	(1)
Cape Coral Ambulatory Surgery Center	Cape Coral	5	6	65%	(1)
Lee Island Coast Surgery Center	Fort Myers	5	3	50%	(1)
Tampa Bay Regional Surgery Center	Largo	0	3	51%	(1)
The Surgery Center of Ocala	Ocala	4	2	51%	(1)
Blue Springs Surgery Center	Orange City	3	2	34%	(1)
Georgia
Premier Surgery Center	Brunswick	3	0	58%	(1)
The Surgery Center	Columbus	4	2	63%	(1)
Hawaii
Honolulu Spine Center	Honolulu	2	0	50%	(1)
Idaho
Mountain View Hospital	Idaho Falls	10	3	49%	(1)(2)
			43 hospital rooms
Illinois
Valley Ambulatory Surgery Center	St. Charles	6	1	40%	(1)
Indiana
New Albany Outpatient Surgery	New Albany	3	1	79%	(1)
Kansas
Cypress Surgery Center	Wichita	6	5	54%	(1)
Kentucky
DuPont Surgery Center	Louisville	5	0	61%	(1)
Louisiana
Greater New Orleans Surgery Center	Metairie	2	0	30%	(1)
Physicians Medical Center	Houma	5	3	53%	(1)(2)
			30 hospital rooms
Massachusetts
Worcester Surgery Center	Worcester	4	1	56%	(1)
Michigan
Novi Surgery Center	Novi	4	3	13%
Missouri

Surgical Facility	City	Number of Operating Rooms	Number of Treatment Rooms	Symbion Percentage Ownership
Central Missouri Medical Park Surgical Center	Jefferson City	4	2	40%	(1)
Timberlake Surgery Center	Chesterfield	4	1	56%	(1)
St. Louis Spine and Orthopedic	Chesterfield	3	1	50%	(1)
Mississippi
DeSoto Surgery Center	DeSoto	2	1	—%	(3)
Physicians Outpatient Center	Oxford	4	2	—%	(3)
New York
South Shore Ambulatory Surgery Center	Lynbrook	4	1	40%	(4)(1)
North Carolina
Orthopaedic Surgery Center of Asheville	Asheville	3	0	59%	(1)
Wilmington SurgCare	Wilmington	7	3	75%	(1)
Ohio
Physicians Ambulatory Surgery Center	Circleville	2	0	56%	(1)
Valley Surgical Center	Steubenville	3	1	58%	(1)
Oklahoma
Lakeside Women’s Hospital	Oklahoma City	3	3	42%	(2)
			23 hospital rooms
Oregon
Gresham Station Surgery Center	Gresham	5	1	38%
Pennsylvania
Village SurgiCenter	Erie	5	1	72%	(1)
Surgery Center of Pennsylvania	Havertown	5	1	49%	(1)
Rhode Island
Bayside Endoscopy Center	Providence	0	6	75%	(1)
East Greenwich Endoscopy Center	East Greenwich	0	4	45%	(1)
East Bay Endoscopy Center	Portsmouth	0	1	75%	(1)
South Carolina
The Center for Specialty Surgery	Greenville	2	0	78%	(1)
Tennessee
Baptist Germantown Surgery Center	Memphis	6	1	—%	(3)
Cool Springs Surgery Center	Franklin	5	1	36%
East Memphis Surgery Center	Memphis	6	2	—%	(3)
Midtown Surgery Center	Memphis	4	0	—%	(3)
Southwind GI	Memphis	2	0	100%	(1)
Union City Surgery Center	Union City	3	1	—%	(3)
UroCenter	Memphis	3	0	—%	(3)
Premier Orthopaedic Surgery Center	Nashville	2	0	20%
Renaissance Surgery Center	Bristol	2	1	37%	(1)
Texas
Surgical Hospital of Austin	Austin	6	1	42%	(1)(2)
			26 hospital rooms
Central Park Surgery Center	Austin	5	1	45%	(1)
Clear Fork Surgery Center	Fort Worth	4	1	34%	(1)
Village Specialty Surgical Center	San Antonio	4	4	58%	(1)
NorthStar Surgical Center	Lubbock	6	3	45%	(1)
Texarkana Surgery Center	Texarkana	4	3	58%	(1)
Washington					(1)
Bellingham Surgery Center	Bellingham	4	0	84%	(1)
Microsurgical Spine Center	Puyallup	1	1	50%	(1)

(1)	We consolidate this surgical facility for financial reporting purposes.

(2)	This surgical facility is licensed as a hospital.

(3)	We manage this surgical facility, but do not have ownership in the facility.

(4)
Due to regulatory restrictions in the State of New York, we cannot directly hold ownership in the surgical facility.  We hold 40% ownership in the limited liability company (the “Operating Company”) which provides administrative services to this surgical facility and consolidate the facility for financial reporting purposes.  Additionally, we manage this facility. Subject to satisfaction of certain conditions, we will be required to sell, and a group of physician owners of the Operating Company will be required to purchase, our remaining 40% ownership in the Operating Company. If certain conditions are not satisfied, we will have the right to acquire the approximately 25% ownership interest of such physician owners in the Operating Company. We are currently arbitrating various matters in dispute relative to our arrangements with this group of physician owners of the Operating Company.

Strategic Relationships
When attractive opportunities arise, we may develop, acquire or operate surgical facilities through strategic relationships with healthcare systems and other healthcare providers.  We believe that forming a relationship with a healthcare system can enhance our ability to attract physicians and access managed care contracts for our surgical facilities in that market.  We currently have strategic relationships with:

▪	Vanderbilt Health Services, Inc., with which we own and operate a surgical facility in Franklin, Tennessee;

▪	Vanguard Health Systems, Inc., with which we own and operate a surgical facility in San Antonio, Texas;

▪	Baptist Memorial Health Services, Inc. (“Baptist Memorial”), for which we manage seven surgical facilities in Memphis, Tennessee and surrounding areas;

▪	Harris Methodist Ft. Worth, with which we own and operate a surgical facility in Fort Worth, Texas; and

▪	Adventist Health System, with which we own and operate a surgical facility in Orange City, Florida.
The strategic relationships through which we own and operate surgical facilities are governed by partnership and operating agreements that are generally comparable to the partnership and operating agreements of the other surgical facilities in which we own an interest.  The primary difference between the structure of these strategic relationships and the other surgical facilities in which we hold ownership is that, in these strategic relationships, a healthcare system holds ownership in the surgical facility, in addition to physician investors.  For a general description of the terms of our partnership and operating agreements, see “—Operations—Surgical Facility Ownership Structure.” In each of these strategic relationships, we also have entered into a management agreement under which we provide day-to-day management services for a management fee equal to a percentage of the revenues of the surgical facility.  The terms of those management agreements are comparable to the terms of our management agreements with other surgical facilities in which we own an interest.
We manage seven surgical facilities owned by Baptist Memorial under management agreements with Baptist Memorial in exchange for a management fee based on a percentage of the revenues of these surgical facilities.  The management agreements terminate in 2014 and may be terminated earlier by either party for material breach after notice and an opportunity to cure.
Acquisition and Development of Surgical Facilities
During 2010, our significant acquisitions were as follows:

▪	Acquired an incremental, controlling ownership interest in one of our Chesterfield, Missouri facilities which we began consolidating for financial reporting purposes in the third quarter of 2010.

▪	Acquired ownership in a general acute care hospital with a surgical and obstetrics focus in Idaho Falls, Idaho which we consolidate for financial reporting purposes.

We continuously evaluate opportunities to expand our presence in the surgical facility market by making strategic acquisitions of existing surgical facilities and by developing new surgical facilities in cooperation with local physician partners and, when appropriate, with hospital systems and other strategic partners.  We have the flexibility to structure our partnerships as two-way arrangements where either we are a majority owner partnered with physicians or we are a minority owner with buy-up rights.  These buy-up rights give us the option to own a controlling interest at some point in the future.  Alternatively, we may choose to pursue a three-way arrangement with physicians and a healthcare system partner.
Acquisition Program
We employ a dedicated acquisition team with experience in healthcare services.  Our team seeks to acquire surgical facilities that meet our criteria, including prominence and quality of physician partners, specialty mix, opportunities for growth, level of competition in the local market, level of managed care penetration and our ability to access managed care organization contracts.  Our team utilizes its extensive industry contacts, as well as referrals from current physician partners and other sources, to identify, contact and develop potential acquisition candidates.
We believe there are numerous acquisition opportunities that would pass our general screening criteria.  We carefully evaluate each of our acquisition opportunities through an extensive due diligence process to determine which facilities have the greatest potential for growth and profitability improvements under our operating structure.  In many cases, the acquisition team identifies specific opportunities to enhance a facility’s productivity post-acquisition.  For example, we may renovate or construct additional operating or treatment rooms in existing facilities to meet anticipated demand for procedures based on an analysis of local market characteristics.  Our team may also identify opportunities to attract additional physicians to increase the acquired facility’s revenues and profitability.  We have acquired 52 surgical facilities since January 1999.
Development Program
We develop surgical facilities in markets in which we identify substantial interest by physicians and payors.  We have experience in developing both single and multi-specialty surgical facilities.  When we develop a new surgical facility, we generally provide all of the services necessary to complete the project.  We offer in-house capabilities for structuring partnerships and financing facilities and work with architects and construction firms in the design and development of surgical facilities.  Before and during the development phase of a new surgical facility, we analyze the competitive environment in the local market, review market data to identify appropriate services to provide, prepare and analyze financial forecasts, evaluate regulatory and licensing issues and assist in designing the surgical facility and identifying appropriate equipment to purchase or lease.  After the surgical facility is developed, we generally provide startup operational support, including information systems, equipment procurement and financing.  We have developed 24 surgical facilities since January 1999.
Development of a typical ambulatory surgery center generally occurs over a 12 to 18 month period, depending on whether the facility is being constructed or available space improved.  Total development costs typically amount to $4.0 to $6.0 million.  Development costs include estimated costs of $1.5 million to $2.0 million typically for improving existing space and equipment plus other furnishing costs of $1.5 million to $2.5 million and working capital of approximately $1.0 million to $1.5 million that is generally required to sustain operations for the initial six to 12 months of operations.  We typically fund about 80% of the development costs of a new surgical facility with a combination of corporate borrowings and cash from operations, and the remainder with equity contributed by us and the other owners of the facility.  For our consolidated surgical facilities, the indebtedness typically consists of intercompany loans that we provide, and for our non-consolidated surgical facilities, the indebtedness typically consists of third-party debt for which we provide a guarantee for only our pro rata share.
Other Services
Although our business is primarily focused on owning and operating surgical facilities, we also manage a physician practice in Memphis, Tennessee.  This physician practice has entered into an agreement with us, which provides, among other things, that we will provide billing, financial services and other business management services in exchange for a management fee.
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
Marketing
We primarily direct our sales and marketing efforts at physicians who would use our surgical facilities.  Marketing activities directed at physicians and other healthcare providers are coordinated locally by the individual surgical facility and are supplemented by dedicated corporate personnel.  These activities generally emphasize the benefits offered by our surgical facilities compared to other facilities in the market, such as the proximity of our surgical facilities to physicians’ offices, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the efficient turnaround time between cases, our advanced surgical equipment and our simplified administrative procedures.  Although the facility administrator is the primary point of contact, physicians who utilize our surgical facilities are important sources of recommendations to other physicians regarding the benefits of using our surgical facilities.  Each facility administrator develops a target list of physicians, and we continually review these marketing lists and the facility administrator’s progress in contacting and successfully attracting additional local physicians.
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
In developing or acquiring existing surgical facilities, we compete with other public and private surgical facility and hospital companies.  Several large national companies own and/or manage surgical facilities, including HCA Inc., Surgical Care Affiliates, Inc., AmSurg Corp. and United Surgical Partners International, Inc.  We also face competition from local hospitals, physician groups and other providers who may compete with us in the ownership and operation of surgical facilities, as well as the trend of physicians choosing to perform procedures in an office-based setting rather than in a surgical facility.
Employees
At December 31, 2010, we had approximately 3,300 employees, of which about 1,900 were full-time employees.  None of our employees are represented by a collective bargaining agreement.  We believe that we have a good relationship with our employees.
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
Insurance
We maintain liability insurance in amounts that we believe are appropriate for our operations.  Currently, we maintain professional and general liability insurance that provides coverage on a claims-made basis of $1.0 million per occurrence with a retention of $50,000 per occurrence and $3.0 million in annual aggregate coverage per surgical facility, including the facility and employed staff.  We also maintain business interruption insurance and property damage insurance, as well as an additional umbrella liability insurance policy in the aggregate amount of $20.0 million.  Coverage under certain of these policies is contingent upon the policy being in effect when a claim is made regardless of when the events which caused the claim occurred.  The cost and availability of such coverage has varied widely in recent years.  In addition, physicians who provide professional services in our surgical facilities are required to maintain separate malpractice coverage with similar minimum coverage limits.  While we believe that our insurance policies are adequate in amount and coverage for our anticipated operations, we cannot assure you that the insurance coverage is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.
Sources of Revenue
Approximately 97% of our revenues in 2010 were obtained from facility fees related to healthcare services performed in our surgical facilities. The fee charged varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications.  Also, in a very limited number of surgical facilities, we charge for anesthesia services.  Our fees do not include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.  We recognize our facility fee on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid.  Any changes in estimated contractual adjustments and discounts are recorded in the period of change.
We are dependent upon private and government third-party sources of payment for the services we provide.  The amounts that our surgical facilities and physician network receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid, and state regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. Approximately 25%, 24% and 22% of our revenues were from government sources, mostly Medicare, for the years ended December 31, 2010, 2009 and 2008, respectively. The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Private Insurance	69%	71%	72%
Government	25	24	22
Self-pay	4	4	4
Other	2	1	2
Total	100%	100%	100%
Medicare Reimbursement-Ambulatory Surgery Centers

Payments under the Medicare program to ASCs are made under a system whereby the Secretary of the Department of Health and Human Services (the “Secretary”) determines payment amounts prospectively for various categories of medical services performed in ambulatory surgery centers. Beginning in 2008, CMS transitioned Medicare payments to ASCs to a system based upon the hospital outpatient prospective payment system ("OPPS"). On November 2, 2010, CMS issued a final rule to update the Medicare program's payment policies and rates for ASCs for 2011. The final rule applies a 0.2% increase to the ASC payment rate. The final rule will also add six procedures to the list of procedures for which Medicare will reimburse when performed in an ASC. If the annual payment recalculations result in a decrease in ambulatory surgery center payment rates for procedures performed in our centers, our revenues and profitability could be materially adversely affected.
Medicare Reimbursement-Hospital Inpatient Services

Five of our surgical facilities are licensed as hospitals. Most inpatient services provided by hospitals are reimbursed by Medicare under the inpatient prospective payment system (“IPPS”). Under this prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on each patient's final assigned diagnosis related group (“DRG”). Each DRG is assigned a payment rate that is prospectively set using national average resources used per case for treating a patient with a particular diagnosis. This DRG assignment also affects the prospectively determined capital rate paid with each DRG. DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services.

On July 30, 2010, CMS issued the final IPPS rates for the federal fiscal year ("FFY") 2011. Per the final rule, the market basket update for FFY 2011 for hospitals under the IPPS was raised to 2.35 % for hospitals that submit quality data in accordance with the Reporting Hospital Quality Date for Annual Payment Update and 0.35% for hospitals that do not submit quality data. Future realignments in the DRG system could impact the margins we receive for certain services and additional adjustments will reduce IPPS payments to hospitals and could adversely impact our Medicare revenues.

Medicare Reimbursement-Hospital Outpatient Services
Most outpatient services provided by hospitals are reimbursed by Medicare under the OPPS whereby hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). CMS establishes a payment rate for each APC by multiplying the scaled relative weight for the APC by a conversion factor. The payment rate is further adjusted to reflect geographic wage differences. APC classifications and payment rates are reviewed and adjusted on an annual basis. If CMS' annual payment recalculations result in a decrease in APC payment rates for procedures performed in our hospitals, our revenues and profitability could be materially adversely affected.
On November 2, 2010, CMS issued the final OPPS rates for calendar year ("CY") 2011. Per the final rule, the market basket update for CY 2011 for hospitals under the OPPS was raised to 2.35 % for hospitals that submit quality data in accordance with the Hospital Outpatient Quality Data Reporting Program and 0.35% for hospitals that do not submit quality data. In addition, OPPS rule would also waive the Medicare deductibles and copayments for certain preventative services reimbursed under OPPS.
Private Third-Party Payors
Most third-party payors pay pursuant to a written contract with our surgical facilities.  These contracts generally require our hospitals and ASCs to offer discounts from their established charges. Some of our payments come from third-party payors with which our surgical facilities do not have written contracts.  In those situations, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had our center had a contract with the third-party payor.  We also submit a claim for the services to the third-party payor along with full disclosure that our surgical facility has charged the patient an in-network patient responsibility amount.

Annual Cost Reports
Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a prospective payment system, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.
Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be payable to us under these reimbursement programs. Finalization of these audits often takes several years. Providers may appeal any final determination made in connection with an audit.
Governmental Regulation
General
The healthcare industry is highly regulated, and we cannot provide any assurance that the regulatory environment in which we operate will not significantly change in the future or that we will be able to successfully address any such changes.  In addition to extensive, existing government healthcare regulation, there continue to be numerous and potentially far-reaching initiatives on the federal and state levels affecting the payment for and availability of healthcare services.  Some of the reform initiatives proposed, such as further reductions in Medicare and Medicaid payments and additional prohibitions on physician ownership of facilities to which they refer patients, could, if adopted, adversely affect us and our business.
Every state imposes licensing requirements on individual physicians and healthcare facilities.  In addition, federal and state laws regulate HMOs and other managed care organizations.  Many states require regulatory approval, including licensure, and in some cases certificates of need, before establishing certain types of healthcare facilities, including surgical hospitals and ASCs, offering certain services, including the services we offer, or making expenditures in excess of certain amounts for healthcare equipment, facilities or programs.  Our ability to operate profitably will depend in part upon all of our surgical facilities obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable healthcare regulations.  Failure to do so could have a material adverse effect on our business.
The laws of many states prohibit physicians from splitting fees with non-physicians (i.e., sharing in a percentage of professional fees), prohibit non-physician entities (such as us) from practicing medicine and exercising control over or employing physicians and prohibit referrals to facilities in which physicians have a financial interest.  We believe our activities do not violate these state laws.  However, future interpretations of, or changes in, these laws might require structural and organizational modifications of our existing relationships with facilities and the physician network, and we cannot assure you that we would be able to appropriately modify such relationships.  In addition, statutes in some states could restrict our expansion into those states.
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
Certificates of Need and Licensure
Capital expenditures for the construction of new healthcare facilities, the addition of beds or new healthcare services or the acquisition of existing healthcare facilities may be reviewable by state regulators under statutory schemes that are sometimes referred to as certificate of need laws.  States with certificate of need laws place limits on the construction and acquisition of healthcare facilities and the expansion of existing facilities and services.  In these states, approvals, generally known as certificates of need, are required for capital expenditures exceeding certain pre-set monetary thresholds for the development, acquisition and/or expansion of certain facilities or services, including surgical facilities.  We have a concentration of surgical facilities in certificate of need states as we believe the regulations present a competitive advantage to existing operators.
Our healthcare facilities also are subject to state licensing requirements for medical providers.  Our facilities have licenses to operate as ASCs in the states in which they operate, except for (i) one facility in Colorado, one facility in Louisiana, one facility in Oklahoma, one facility in Texas and one facility in Idaho, each of which is licensed as a hospital, and (ii) one surgical facility in the State of Washington where such state does not issue licenses for ASCs.  Our surgical facilities that are licensed as ASCs must meet all applicable requirements for ASCs.  In addition, even though our surgical facilities that are licensed as hospitals primarily provide surgical services, they must meet all applicable requirements for general hospital licensure.  To assure continued compliance with these regulations, governmental and other authorities periodically inspect our surgical facilities.  The failure to comply with these regulations could result in the suspension or revocation of a facility's license.  In addition, based on the specific operations of our surgical facilities, some of these facilities maintain a pharmacy license, a controlled substance registration, a clinical laboratory certification waiver, and environmental protection permits for biohazards and/or radioactive materials, as required by applicable law.

Healthcare Reform
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively, dramatically altering the U.S. healthcare system. The Affordable Care Act is intended to provide coverage and access to substantially all Americans, to increase the quality of care provided, and to reduce the rate of growth in healthcare expenditures. The changes include, among other things, reducing payments to Medicare Advantage plans, expanding the Medicare program's use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, reducing Medicare and Medicaid payments, expanding Medicare and Medicaid eligibility, and expanding access to health insurance. As part of the effort to control or reduce healthcare spending, the Affordable Care Act also contains a number of measures intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and limitations on the federal physician self-referral law (“Stark Law”) exception that allows physicians to have ownership interests in hospitals (the “Whole Hospital Exception”). Among other things, the Affordable Care Act prohibits hospitals from increasing the percentages of the total value of the ownership interests held in the hospital by physicians after March 23, 2010, as well as place severe restrictions on the ability of a hospital subject to the Whole Hospital Exception to add operating rooms, procedure rooms and beds. The Affordable Care Act provides for additional enforcement tools, cooperation between agencies, and funding for enforcement. It is difficult to predict the impact the Affordable Care Act will have on the Company's operations given the delay in implementing regulation, pending court challenges, and possible amendment or repeal of elements of the Affordable Care Act. The Affordable Care Act mandates reductions in reimbursement, such as adjustments to the hospital inpatient and outpatient prospective payment system market basket updates and productivity adjustments to Medicare's annual inflation updates, which became effective in 2010 or will be effective in 2011 and 2012. Further, a majority of the measures contained in the Affordable Care Act do not take effect until 2013 or later. The Affordable Care Act could have a material adverse effect on our financial condition and results of operations.

Quality Improvement
Quality of care and value-based purchasing also have become significant trends and competitive factors in the healthcare industry. In 2005, CMS began making public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. Since that time, CMS has on several occasions increased the number of quality measures hospitals are required to report in order to receive the full IPPS and OPPS market basket updates. In addition, the Medicare program no longer reimburses hospitals for the cost of care relating to certain preventable adverse events, and many private healthcare payers have adopted similar policies. The Affordable Care Act also contains a number of provisions that are intended to improve the quality of care that is provided to Medicare and Medicaid beneficiaries. For example, beginning July 1, 2011, the Affordable Care Act prohibits Medicaid programs from using federal funds to reimburse providers for the costs of care needed to treat hospital acquired conditions (“HACs”). Beginning in FFY 2015, the Affordable Care Act mandates a 1% reduction in Medicare payments for hospitals that were in the highest quartile of national risk-adjusted HAC rates for the previous FFY. Beginning in FFY 2013, the Affordable Care Act requires CMS to implement a value-based purchasing program for Medicare hospitals that would reduce IPPS payments by 1% in FFY 2013 (gradually increasing to 2% in FFY 2017) and to use those funds to provide additional payments to hospitals that meet certain clinical and patient experience of care quality measures. If the public performance data becomes a primary factor in where patients choose to receive care, and if competing hospitals have better results than our hospitals on those measures, we would expect that our patient volumes could decline. In addition, if our hospitals have high HAC rates or are unable to meet the required quality measures, the implementation of the value-based purchasing programs potentially could have a negative effect on our revenues.

Accountable Care Organizations
The Affordable Care Act requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”). Beginning no later than January 1, 2012, Medicare will allow providers (including hospitals), physicians and other designated professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of the program, including what steps providers must take to be considered an ACO, how to decide if Medicare program savings have occurred, and what portion of such savings will be paid to ACOs. In addition, HHS will determine to what degree hospitals, physicians and other eligible participants will be able to form and operate an ACO without violating certain existing laws, including the Civil Monetary Penalty Law, the Anti-kickback Statute and the Stark Law. However, the Affordable Care Act does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in ACOs, such as antitrust laws. The implementation of ACOs could have a negative impact on our financial condition and results of operations if our facilities and physician network are unable to participate or if reimbursement is greatly reduced.
Medicare and Medicaid Participation
The majority of our revenues are expected to continue to be received through third-party reimbursement programs, including state and federal programs, such as Medicare and Medicaid, and private health insurance programs.  To participate in the Medicare program and receive Medicare payment, our surgical facilities must comply with regulations promulgated by HHS.  Among other things, these regulations, known as “conditions of coverage” or “conditions of participation,” impose numerous requirements on our facilities, their equipment, their personnel and their standards of medical care, as well as compliance with all applicable state and local laws and regulations.  On April 26, 2007, CMS issued a policy memorandum that reaffirmed its prior interpretation of its conditions of participation that all hospitals (other than Critical Access Hospitals) participating in the Medicare program are required to provide basic emergency care interventions regardless of whether or not the hospital maintains an emergency department.  Our five facilities licensed as hospitals are required to meet this requirement to maintain their participating provider status in the Medicare program.  One of our hospitals, which does not have an emergency room, maintains a protocol for the transfer of patients requiring emergency treatment, which protocol may be interpreted as inconsistent with a recent CMS policy memorandum.  Our surgical facilities must also satisfy the conditions of participation to be eligible to participate in the various state Medicaid programs.  The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, we may have to make changes from time to time in our facilities, equipment, personnel or services.  Although we intend to continue to participate in these reimbursement programs, we cannot assure you that our surgical facilities will continue to qualify for participation.
CMS requires hospitals to disclose physician ownership to patients. Changes in the Affordable Care Act provide for written disclosures of physician ownership interests to the hospital's patients and on the hospital's website and in any advertising, along with annual reports to the government detailing such interests as well as a requirement that any hospital that does not have 24/7 physician coverage inform patients of this fact and receive signed acknowledgment from the patients of the disclosure. A hospital's provider agreement may be terminated if it fails to provide the notice.  A hospital that does not have a physician on site 24 hours per day and 7 days per week could have its provider agreement terminated if it fails to provide notice of this circumstance. In 2010 CMS also issued a “self-referral disclosure protocol” for hospitals and other providers that wish to self-disclose potential violations of the Stark Law to CMS and to attempt to resolve those potential violations and any related overpayment liabilities at levels below the maximum penalties and amounts set forth in the statute. The Disclosure of Financial Relationships Report ("DFRR"), the disclosure requirements set forth in the Affordable Care Act, and the self-referral disclosure protocol reflect a move towards increasing government scrutiny of the financial relationships between hospitals and referring physicians and increasing disclosure of potential violations of the Stark Law to the government by hospitals and other healthcare providers. We intend for all of our facilities to meet their disclosure obligations.
Survey and Accreditation
Hospitals are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing, certification and accreditation. Our hospitals currently are licensed under appropriate state laws and are qualified to participate in the Medicare and Medicaid programs.
Utilization Review
Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of MS-DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided or assess fines and also have the authority to recommend to HHS that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.
Federal Anti-Kickback Statute and Medicare Fraud and Abuse Laws
The Social Security Act includes provisions addressing false statements, illegal remuneration and other instances of fraud and abuse in the Medicare program.  These provisions are commonly referred to as the Medicare fraud and abuse laws, and include the statute commonly known as the federal anti-kickback statute (the “Anti-Kickback Statute”).  The Anti-Kickback Statute prohibits providers and others from, among other things, soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for either making a referral for, or ordering or arranging for, or recommending the order of, any item or service covered by a federal healthcare program, including, but not limited to, the Medicare program.  Violations of the Anti-Kickback Statute are criminal offenses punishable by imprisonment and fines of up to $25,000 for each violation.  Civil violations are punishable by fines of up to $50,000 for each violation, as well as damages of up to three times the total amount of remuneration received from the government for healthcare claims.
In addition, the Medicare Patient and Program Protection Act of 1987, as amended by the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), and the Balanced Budget Act of 1997, impose civil monetary penalties and exclusion from state and federal healthcare programs on providers who commit violations of the Medicare fraud and abuse laws.  Pursuant to the enactment of HIPAA, as of June 1, 1997, the Secretary may, and in some cases must, exclude individuals and entities that the Secretary determines have “committed an act” in violation of the Medicare fraud and abuse laws or improperly filed claims in violation of the Medicare fraud and abuse laws from participating in any federal healthcare program.  HIPAA also expanded the Secretary's authority to exclude a person involved in fraudulent activity from participating in a program providing health benefits, whether directly or indirectly, in whole or in part, by the U.S. government.  Additionally, under HIPAA, individuals who hold a direct or indirect ownership or controlling interest in an entity that is found to violate the Medicare fraud and abuse laws may also be excluded from Medicare and Medicaid and other federal and state healthcare programs if the individual knew or should have known, or acted with deliberate ignorance or reckless disregard of, the truth or falsity of the information of the activity leading to the conviction or exclusion of the entity, or where the individual is an officer or managing employee of such entity.  This standard does not require that specific intent to defraud be proven by the Office of the Inspector General of the U.S. Department of Health and Human Services (the “OIG”).  Under HIPAA it is also a crime to defraud any commercial healthcare benefit program.
Because physician-investors in our surgical facilities are in a position to generate referrals to the facilities, the distribution of available cash to those investors could come under scrutiny under the Anti-Kickback Statute.  The U.S. Third Circuit Court of Appeals has

held that the Anti-Kickback Statute is violated if one purpose (as opposed to a primary or sole purpose) of a payment to a provider is to induce referrals.  Other federal circuit courts have followed this decision.  Because none of these cases involved a joint venture such as those owning and operating our surgical facilities, it is not clear how a court would apply these holdings to our activities.  It is clear, however, that a physician's investment income from a surgical facility may not vary with the number of his or her referrals to the surgical facility, and we comply with this prohibition.
In a case involving a physician-owned joint venture, the U.S. Ninth Circuit Court of Appeals held that the Anti-Kickback Statute is violated when a person or entity (1) knows that the statute prohibits offering or paying remuneration to induce referrals and (2) engages in prohibited conduct with the specific intent to violate the law.  In that case, the joint venture was determined to have violated the law because its agent solicited prospective limited partners by implying that eligibility to purchase shares in the limited partnership was dependent on an agreement to refer business to it, told prospective limited partners that the number of shares they would be permitted to purchase would depend on the volume of business they referred to the venture, and stated that partners who did not refer business would be pressured to leave the partnership.  The court also determined that the joint venture was vicariously liable for the actions of its agents, notwithstanding that the agent's actions were contrary to the principal's stated policy.
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
We believe the ownership and operations of our surgery centers and hospitals will not fit wholly within safe harbors, but we attempt to incorporate elements of a safe harbor in all of our facilities.  Our ASCs, for example, are structured to fit as closely as possible within the safe harbor designed to protect distributions to physician-investors in ambulatory surgery centers who directly refer patients to the ambulatory surgery center and personally perform the procedures at the center as an extension of their practice (the “ASC Safe Harbor”).  The ASC Safe Harbor protects four categories of investors, including facilities owned by (1) general surgeons, (2) single-specialty physicians, (3) multi-specialty physicians and (4) hospital/physician ventures, provided that certain requirements are satisfied.  These requirements include the following:

1.
The ASC must be an ASC certified to participate in the Medicare program, and its operating and recovery room space must be dedicated exclusively to the ambulatory surgery center and not a part of a hospital (although such space may be leased from a hospital if such lease meets the requirements of the safe harbor for space rental);

2.    Each investor must be either (a) a physician who derived at least one-third of his or her medical practice income for the previous fiscal year or 12-month period from performing procedures on the list of Medicare-covered procedures for ambulatory surgery centers, (b) a hospital, or (c) a person or entity not in a position to make or influence referrals to the center, nor to provide items or services to the ambulatory surgery center, nor employed by the ASC or any investor;
3.    Unless all physician-investors are members of a single specialty, each physician-investor must perform at least one-third of his or her procedures at the ASC each year (this requirement is in addition to the requirement that the physician-investor has derived at least one-third of his or her medical practice income for the past year from performing procedures);
4.    Physician-investors must have fully informed their referred patients of the physician's investment;
5.    The terms on which an investment interest is offered to an investor are not related to the previous or expected volume of referrals, services furnished or the amount of business otherwise generated from that investor to the entity;
6.    Neither the ASC nor any other investor nor any person acting on their behalf may loan funds to or guarantee a loan for an investor if the investor uses any part of such loan to obtain the investment interest;
7.    The amount of payment to an investor in return for the investment interest is directly proportional to the amount of the capital investment (including the fair market value of any pre-operational services rendered) of that investor;
8.    All physician-investors, any hospital-investor and the center agree to treat patients receiving benefits or assistance under a federal healthcare program in a non-discriminatory manner;
9.    All ancillary services performed at the ASC for beneficiaries of federal healthcare programs must be directly and integrally related to primary procedures performed at the ASC and may not be billed separately;
10.    No hospital-investor may include on its cost report or any claim for payment from a federal healthcare program any costs associated with the ASC;
11.    The ASC may not use equipment owned by or services provided by a hospital-investor unless such equipment is leased in accordance with a lease that complies with the Anti-Kickback statute equipment rental safe harbor and such services are provided in accordance with a contract that complies with the Anti-Kickback Statute personal services and management contract safe harbor; and

12.    No hospital-investor may be in a position to make or influence referrals directly or indirectly to any other investor or the ASC.

We believe that the ownership and operations of our surgical facilities will not satisfy this ASC Safe Harbor for investment interests in ASCs because, among other things, we or one of our subsidiaries will generally be an investor in and provide management services to each ambulatory surgery center.  We cannot assure you that the OIG would view our activities favorably even though we strive to achieve compliance with the remaining elements of this safe harbor.
In addition, although we expect each physician-investor to utilize the ASC as an extension of his or her practice, we cannot assure you that all physician-investors will derive at least one-third of their medical practice income from performing Medicare-covered ASC procedures, perform one-third of their procedures at the ASC or inform their referred patients of their investment interests.  Interests in our ASC joint ventures are purchased at fair market value.  Investors who purchase at a later time generally pay more for a given percentage interest than founding investors.  The result is that while all investors are paid distributions in accordance with their ownership interests, for ASCs where there are later purchases we cannot meet the safe harbor requirement that return on investment is directly proportional to the amount of capital investment.  The OIG has on several occasions reviewed investments relating to ASCs, and in Advisory Opinion No. 07-05, raised concerns that (a) purchases of interests from physicians might yield gains on investment rather than capital infusion to the ASCs, (b) such purchases could be meant to reward or influence the selling physicians' referrals to the ASC or the hospital, and (c) such returns might not be directly proportional to the amount of capital invested. Nonetheless, we believe our fair market value purchase requirements and distribution policies comply with the Anti-Kickback Statute.
We hold ownership in one ambulatory surgery center in which a physician group that includes primary care physicians who do not use the ambulatory surgery center also holds ownership.  In OIG Advisory Opinion No. 03-5 (February 6, 2003), the OIG declined to grant a favorable opinion to a proposed ambulatory surgery center structure that would have been jointly owned by a hospital and a multi-specialty group practice that was composed of a substantial number of primary care physicians who would not personally use the ambulatory surgery center.  We believe that the ownership of our ambulatory surgery center complies with the Anti-Kickback Statute because we understand that the physician group that owns an interest in our ambulatory surgery center is structured to fit within the definition of a unified group practice under the federal law prohibiting physician self-referrals, commonly known as the Stark Law, and the income distributions of the group practice comply with the Stark Law's acceptable methods of income distribution.  Although these provisions directly apply only to liability under the Stark Law, we believe that the same principles are relevant to an analysis under the Anti-Kickback Statute.  We believe that no physician in the group practice receives an income distribution that is based directly on his or her referrals to the ASC, and we believe that the group's ownership of the ASC is no different than its ownership of other ancillary services common in physician practices.  Nevertheless, there can be no assurance that the proposed arrangement will not be determined to be in violation of the law.
In OIG Advisory Opinion No. 09-09 (July 29, 2009), the OIG concluded that an arrangement involving an ASC joint venture between a hospital and physicians involving the combination of their two ASCs into a single, larger ASC presented minimal risk of fraud or abuse, despite the fact that it did not fit within any applicable anti-kickback safe harbors.   Additionally, the OIG stated that fair market value should be determined based only on the tangible assets of each ASC since the physician investors are referral sources for the ASC.  The OIG stated that a cash flow-based valuation of the business contributed by the physician investors potentially would include the value of the physician investors' referrals over the time that their ASC was in existence prior to the merger with the hospital's ASC.  The OIG went on to note that a valuation involving intangible assets would not necessarily result in a violation of the Anti-Kickback Statute, but would require a review of all the facts and circumstances.  It is not clear whether the OIG is concerned about using a cash flow-based valuation in most healthcare transactions involving referral sources, or just transactions, like this one, where the parties' contributions would be valued differently for contributing the same assets if only one party's contribution is valued as a going concern based on cash flow.  Also, the OIG appears to be focused on historical cash flow rather than a projected, discounted cash flow, which is a commonly used valuation methodology.  What is clear is that for the first time, the OIG addressed valuation methodologies, which could lead to increased scrutiny of all transactions involving physicians.
Our hospitals comply as closely as possible with the safe harbor for investments in small entities.  Our hospital investments do not fit wholly within the safe harbor because more than 40% of the investment interests are held by investors who are either in a position to refer to the hospital or who provide services to the hospital and more than 40% of the hospital's gross revenues last year were derived from referrals generated by investors.  However, we believe we comply with the remaining elements of the safe harbor.
In addition to the physician ownership in our surgical facilities, other financial relationships of ours with potential referral sources could potentially be scrutinized under the Anti-Kickback Statute.  We have entered into management agreements to manage many of our surgical facilities, as well as our physician network.  Most of these agreements call for our subsidiary to be paid a percentage-based management fee.  Although there is a safe harbor for personal services and management contracts (the “Personal Services and Management Safe Harbor”), the Personal Services and Management Safe Harbor requires, among other things, that the amount of the aggregate compensation paid to the manager over the term of the agreement be set in advance.  Because our management fees are generally based on a percentage of revenues, our management agreements do not typically meet this requirement.  We do, however, believe that our management arrangements satisfy the other requirements of the Personal Services and Management Safe Harbor for personal services and management contracts.  The OIG has taken the position in several advisory opinions that percentage-based management agreements are not protected by a safe harbor, and consequently, may violate the Anti-Kickback Statute. We have implemented formal compliance programs designed to safeguard against overbilling and believe that our management agreements comply with the requirements of the Anti-Kickback Statute.  However, we cannot assure you that the OIG would find our compliance programs to be adequate or that our management agreements would be found to comply with the Anti-Kickback Statute.
We also typically guarantee a surgical facility's third-party debt financing and certain lease obligations as part of our obligations under a management agreement.  Physician investors are generally not required to enter into similar guarantees.  The OIG might take the position that the failure of the physician investors to enter into similar guarantees represents a special benefit to the physician investors given to induce patient referrals and that such failure constitutes a violation of the Anti-Kickback Statute.  We believe that the management fees (and in some cases guarantee fees) are adequate compensation to us for the credit risk associated with the guarantees and that the failure of the physician investors to enter into similar guarantees does not create a material risk of violating the Anti-Kickback Statute.  However, the OIG has not issued any guidance in this regard.
The OIG is authorized to issue advisory opinions regarding the interpretation and applicability of the Anti-Kickback Statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions.  We have not, however, sought such an opinion regarding any of our arrangements.  If it were determined that our activities, or those of our surgical facilities, violate the Anti-Kickback Statute, we, our subsidiaries, our officers, our directors and each surgical facility investor could be subject, individually, to substantial monetary liability, prison sentences and/or exclusion from participation in any healthcare program funded in whole or in part by the U.S. government, including Medicare, TRICARE or state healthcare programs.
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
Federal Physician Self-Referral Law
Congress has enacted the federal physician self-referral law, or Stark Law, that prohibits certain self-referrals for healthcare services.  As currently enacted, the Stark Law prohibits a practitioner, including a physician, dentist or podiatrist, from referring patients to an entity with which the practitioner or a member of his or her immediate family has a “financial relationship” for the provision of certain “designated health services” that are paid for in whole or in part by Medicare or Medicaid unless an exception applies.  The term “financial relationship” is broadly defined and includes most types of ownership and compensation relationships.  The Stark Law also prohibits the entity from seeking payment from Medicare or Medicaid for services that are rendered through a prohibited referral.  If an entity is paid for services provided through a prohibited referral, it may be required to refund the payments.  Violations of the Stark Law may also result in the imposition of damages equal to three times the amount improperly claimed and civil monetary penalties of up to $15,000 per prohibited claim and $100,000 per prohibited circumvention scheme and exclusion from participation in the Medicare and Medicaid programs.  For the purposes of the Stark Law, the term “designated health services” is defined to include:
▪    clinical laboratory services;
▪    physical therapy services;
▪    occupational therapy services;
▪    radiology services, including magnetic resonance imaging, computerized axial tomography scan and ultrasound services;
▪    radiation therapy services and supplies;
▪    durable medical equipment and supplies;
▪    parenteral and enteral nutrients, equipment and supplies;
▪    prosthetics, orthotics and prosthetic devices and supplies;
▪    home health services;
▪    outpatient prescription drugs; and
▪    inpatient and outpatient hospital services.

The list of designated health services does not, however, include surgical services that are provided in an ASC.  Furthermore, in final Stark Law regulations published by HHS on January 4, 2001, the term “designated health services” was specifically defined to not include services that are reimbursed by Medicare as part of a composite rate, such as services that are provided in an ASC.  However, if designated health services are provided by an ASC and separately billed, referrals to the ASC by a physician-investor would be prohibited by the Stark Law.  Because our facilities that are licensed as ASCs do not have independent laboratories and do not provide designated health services apart from surgical services, we do not believe referrals to these facilities by physician-investors are prohibited.  If legislation or regulations are implemented that prohibit physicians from referring patients to surgical facilities in which the physician has a beneficial interest, our business and financial results would be materially adversely affected.
Five of our facilities are licensed as hospitals.  The Stark Law currently includes the Whole Hospital Exception, which applies to physician ownership of a hospital, provided such ownership is in the whole hospital and the physician is authorized to perform services at the hospital.  Physician investment in our facilities licensed as hospitals meet this requirement.  However, changes to the Whole Hospital Exception have been the subject of recent regulatory action and legislation.  Changes in the Affordable Care Act include:
▪    a prohibition on hospitals from having any physician ownership unless the hospital already had physician ownership and a Medicare provider agreement in effect as of December 31, 2010;
▪    a limitation on the percentage of total physician ownership or investment interests in the hospital or entity whose assets include the hospital to the percentage of physician ownership or investment as of March 23, 2010;
▪    a prohibition from expanding the number of beds, operating rooms, and procedure rooms for which it is licensed after March 23, 2010, unless the hospital obtains an exception from the Secretary of the Department of Health and Human Services;
▪    a requirement that return on investment be proportionate to the investment by each investor;

▪    restrictions on preferential treatment of physician versus nonphysician investors;
▪    a requirement for written disclosures of physician ownership interests to the hospital's patients and on the hospital's website and in any advertising, along with annual reports to the government detailing such interests;
▪    a prohibition on the hospital or other investors from providing financing to physician investors;
▪    a requirement that any hospital that does not have 24/7 physician coverage inform patients of this fact and receive signed acknowledgement from the patients of the disclosure; and
▪    a prohibition on “grandfathered” status for any physician owned hospital that converted from an ambulatory surgery center to a hospital on or after March 23, 2010.

We cannot predict whether other proposed amendments to the Whole Hospital Exception will be included in any future legislation or if Congress will adopt any similar provisions that would prohibit or otherwise restrict physicians from holding ownership interests in hospitals.  The Affordable Care Act could have an adverse effect on our financial condition and results of operations.
In addition to the physician ownership in our surgical facilities, we have other financial relationships with potential referral sources that potentially could be scrutinized under the Stark Law. We have entered into personal service agreements, such as medical director agreements, with physicians at our hospitals. We believe that our agreements with referral sources satisfy the requirements of the personal service arrangements exception to the Stark Law and have implemented formal compliance programs designed to safeguard against overbilling. However, we cannot assure you that the OIG would find our compliance programs to be adequate or that our agreements with referral sources would be found to comply with the Stark Law.
Additionally, the physician network we manage must comply with the “in-office ancillary services exception” of the Stark Law.  We believe that this physician network operates in compliance with the applicable language of statutory exceptions to the Stark Law, including the exceptions for services provided by physicians within a group practice or in-office ancillary services.  There have been extensive discussions and proposed changes to these exceptions.  We cannot provide assurances that CMS may not propose and later adopt changes to the in-office ancillary services exception or whether if adopted any such changes would not adversely affect the physician practices that we manage, and thus that portion of our business.  If future revisions modify the provisions of the Stark Law regulations that are applicable to our business, our revenues and profitability could be materially adversely affected and could require us to modify our relationships with our physician and healthcare system partners.
False and Other Improper Claims
The U.S. government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs or other federal and state healthcare programs.  Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes, as well as penalties under the anti-fraud provisions of HIPAA.  While the criminal statutes are generally reserved for instances of fraudulent intent, the U.S. government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances.  For example, the U.S. government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge.  The U.S. government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care being provided was substandard.
Over the past several years, the U.S. government has accused an increasing number of healthcare providers of violating the federal Act.  The False Claims Act prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the U.S. government.  The statute defines “knowingly” to include not only actual knowledge of a claim's falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim.  The Fraud Enforcement and Recovery Act of 2009 further expanded the scope of the False Claims Act by, among other things, creating liability for knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The Affordable Care Act also created federal False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later. The Affordable Care Act also provides that claims submitted in connection with patient referrals that result from violations of the Anti-Kickback Statute constitute false claims for the purposes of the federal False Claims Act, and some courts have held that a violation of the Stark Law can result in False Claims Act liability, as well. Because our surgical facilities perform hundreds of similar procedures a year for which they are paid by Medicare, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties.
Under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the U.S. government.  These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement.  Both whistleblower lawsuits and direct enforcement activity by the government have increased significantly in recent years and have increased the risk that a healthcare company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs and other federal and state healthcare programs as a result of an investigation resulting from a whistleblower case.  Although we believe that our operations materially comply with both federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit or may otherwise be challenged or scrutinized by governmental authorities. Providers found liable for False Claims Act violations are subject to damages of up to three times the actual damage sustained by the government plus mandatory civil monetary penalties between $5,500 and $11,000 for each separate false claim. A determination that we have violated these laws could have a material adverse effect on us.

Privacy and Security Requirements
We are subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was enacted as part of the American Recovery and Reinvestment Act of 2009.  The HITECH Act strengthened the requirements and significantly increased the penalties for violations of the HIPAA privacy and security regulations. The HITECH Act also requires us to notify patients of any unauthorized access, acquisition, or disclosure of their unsecured protected health information that poses significant risk of financial, reputational or other harm to a patient.
The HIPAA privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally.  These standards impose extensive administrative requirements on us.  These standards require our compliance with rules governing the use and disclosure of this health information.  They create rights for patients in their health information, such as the right to amend their health information, and they require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf.
The HIPAA security standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information.  The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure.  Although the security standards do not reference or advocate a specific technology, and covered healthcare providers, plans and clearinghouses have the flexibility to choose their own technical solutions, the security standards have required us to implement significant new systems, business procedures and training programs.  We believe that we are in material compliance with the privacy and security requirements of HIPAA.
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
The HITECH Act authorizes State Attorneys General to bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations or the new data breach law that affects the privacy of their state residents.  We expect vigorous enforcement of the HITECH Act's requirements by HHS and State Attorneys General. Final rules relating to the HITECH Act, HIPAA enforcement and breach notification are expected to be published in 2011. We cannot predict whether our surgical facilities will be able to comply with the final rules and the financial impact to our surgical facilities in implementing the requirements under the final rules when they take effect.
Our facilities also remain subject to any state laws that relate to privacy or the reporting of data breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the HITECH Act.  For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving certain personal information, such as social security numbers, dates of birth and credit card information.
Red Flags Rule
The Federal Trade Commission (“FTC”) issued a final rule, known as the Red Flags Rule, in October 2007 requiring financial institutions and businesses that maintain accounts that permit multiple payments for primarily individual purposes. The Red Flag Program Clarification Act of 2010, signed on December 18, 2010, appears to exclude healthcare providers from the Red Flags Rule, but permits the FTC or relevant agencies to designate additional creditors subject to the Red Flags Rule through future rulemaking if the agencies determine that the person in question maintains accounts subject to foreseeable risk of identity theft. Compliance with any such future rulemaking may require additional expenditures in the future.
Adoption of Electronic Health Records
The HITECH Act also includes provisions designed to increase the use of Electronic Health Records (“EHR”) by both physicians and hospitals. Beginning with FY 2011 and extending through FY 2016, eligible hospitals may receive reimbursement incentives based upon successfully demonstrating "meaningful use" of its certified EHR technology. Beginning in FY 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in reimbursements. On July 13, 2010, HHS released final meaningful use regulations. We are currently planning the implementation of EHR at some of our facilities and intend to comply with the EHR meaningful use requirements, but we may not comply in time to qualify for the maximum available incentive payments in FY 2011. Implementation of EHR and compliance with the HITECH Act will result in significant costs.  While we do not currently know the cost that will be associated with implementation and the amount of reimbursement incentives we will receive, we estimate that at a minimum our costs of implementation and compliance will be recovered through improved reimbursement over the course of the initiative program.
HIPAA Administrative Simplification Requirements
The HIPAA transaction regulations were issued to encourage electronic commerce in the healthcare industry.  These regulations include standards that healthcare providers must follow when electronically transmitting certain healthcare transactions, such as healthcare claims.  We believe that we are in compliance with these regulations.

State Regulation
Many of the states in which our surgical facilities operate have adopted statutes and/or regulations that prohibit the payment of kickbacks or any type of remuneration in exchange for patient referrals and that prohibit healthcare providers from, in certain circumstances, referring a patient to a healthcare facility in which the provider has an ownership or investment interest.  While these statutes generally mirror the federal Anti-Kickback Statute and Stark Law, they vary widely in their scope and application.  Some are specifically limited to healthcare services that are paid for in whole or in part by the Medicaid program; others apply to all healthcare services regardless of payor; and others apply only to state-defined designated services, which may differ from the designated health services under the Stark Law.  In addition, many states have adopted statutes that mirror the False Claims Act and that prohibit the filing of a false or fraudulent claim with a state governmental agency.  We intend to comply with all applicable state healthcare laws, rules and regulations.  However, these laws, rules and regulations have typically been the subject of limited judicial and regulatory interpretation.  As a result, we cannot assure you that our surgical facilities will not be investigated or scrutinized by the governmental authorities empowered to do so or, if challenged, that their activities would be found to be lawful.  A determination of non-compliance with the applicable state healthcare laws, rules, and regulations could subject our surgical facilities to civil and criminal penalties and could have a material adverse effect on our operations.
Many states in which our surgical facilities are located or may be located in the future, do not permit business corporations to practice medicine, exercise control over or employ physicians, or engage in various business practices, such as fee-splitting with physicians (i.e. the sharing in a percentage of professional fees).  The existence, interpretation and enforcement of these laws vary significantly from state to state.  A determination of non-compliance with these laws could result in fines and or require us to restructure some of our existing relationships with our physicians.  We are also subject to various state insurance statutes and regulations that prohibit us from submitting inaccurate, incorrect or misleading claims.  Many state insurance laws and regulations are broadly worded and could be implicated, for example, if our surgical facilities were to waive an out-of-network co-payment or other patient responsibility amounts without fully disclosing the waiver on the claim submitted to the payor.  While some of our surgical facilities waive the out-of-network portion of patient co-payment amounts when providing services to patients whose health insurance is covered by a payor with which the surgical facilities are not contracted, our surgical facilities fully disclose waivers in the claims submitted to the payors.  We believe that our surgical facilities are in compliance with all applicable state insurance laws and regulations regarding the submission of claims.  We cannot assure you, however, that none of our surgical facilities' insurance claims will ever be challenged.  If we were found to be in violation of a state's insurance laws or regulations, we could be forced to discontinue the violative practice, which could have an adverse effect on our financial position and results of operations, and we could be subject to fines and criminal penalties.
Recovery Audit Contractors and Medicaid Integrity Contractors
CMS has expanded the pilot recovery audit contractor (“RAC”) program to a permanent nationwide program.  RACs are private contractors contracting with CMS to identify overpayment and underpayments for services through post-payment reviews of Medicare providers and suppliers.  The Affordable Care Act expands the RAC program's scope to include managed Medicare and to include Medicaid claims by requiring all states to establish programs to contract with RACs by December 31, 2010. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The Affordable Care Act increases federal funding for the MIC program for federal fiscal year 2011 and later years. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities. MICs are assigned to five geographic regions and have commenced audits in states assigned to those regions. We cannot quantify the financial impact of potential RAC or MIC audits, but could incur expenses associated with responding to and challenging any audit, as well as costs of repayment of alleged overpayments.
Regulations Affecting Our New York Operations
We own an interest in a limited liability company which provides administrative services to a surgery center located in New York.  Laws in the State of New York require that corporations have natural persons as stockholders to be approved by the New York Department of Health as a licensed healthcare facility.  Accordingly, we are not able to own interests in a limited partnership or limited liability company that owns an interest in a healthcare facility located in New York.  Laws in the State of New York also prohibit the delegation of certain management functions by a licensed healthcare facility, including but not limited to the authority to appoint and discharge senior management, independently control the books and records of the facility, dispose of assets of the facility outside of day-to-day operations and adopt policies affecting the delivery of healthcare services.  The law does permit a licensed facility to lease premises and obtain various services from non-licensed entities.  However, it is not clear what types of delegation constitute a violation.  Although we believe that our operations and relationships in New York are in compliance with these laws, if New York regulatory authorities or a third-party asserts a contrary position, we may be unable to continue or expand our operations in New York.
Emergency Medical Treatment and Active Labor Act
Our hospitals are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital's emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions or transfer exists regardless of a patient's ability to pay for treatment. Off-campus facilities such as surgery centers that lack emergency departments or otherwise do not treat emergency medical conditions generally are not subject to EMTALA. They must, however, have policies in place that explain how the location should proceed in an emergency situation, such as transferring the patient to the closest hospital with an emergency department. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient's ability to pay, including civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient's family or a medical facility that suffers a financial loss as a direct result of another hospital's violation of the law can bring a civil suit against that other hospital. CMS has actively enforced EMTALA and has indicated that it will continue to do so in the future. Although we believe that our hospitals comply with EMTALA, we cannot predict whether CMS will implement new requirements in the future and, if so, whether our hospitals will comply with any new requirements.
Regulatory Compliance Program
It is our policy to conduct our business with integrity and in compliance with the law. We have in place and continue to enhance a company-wide compliance program that focuses on all areas of regulatory compliance including billing, reimbursement, cost reporting practices and contractual arrangements with referral sources.
This regulatory compliance program is intended to help ensure that high standards of conduct are maintained in the operation of our business and that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under the regulatory compliance program, every employee and certain contractors involved in patient care, and coding and billing, receive initial and periodic legal compliance and ethics training. In addition, we regularly monitor our ongoing compliance efforts and develop and implement policies and procedures designed to foster compliance with the law. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors, designated compliance officers in our facilities, our compliance hotline or directly to our corporate compliance office. We believe our compliance program is consistent with standard industry practices. However, we cannot provide any assurances that our compliance program will detect all violations of law or protect against qui tam suits or government enforcement actions.
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
Risks Related to Our Business and Industry
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk to the extent of our variable rate debt.

We incurred a significant amount of indebtedness in connection with the Merger.  As of December 31, 2010, we had (a) total outstanding indebtedness of approximately $536.6 million and (b) approximately $44.0 million of revolving credit borrowings available under our senior secured credit facility, subject to customary conditions.  In addition, subject to the restrictions in our senior secured credit facility and the indenture governing our 11.00%/11.75% Senior PIK toggle notes due 2015 (the “Toggle Notes”), we may incur significant additional indebtedness, which may be secured, from time to time. Further, we expect we will need to incur additional debt to fund development activities.

The level of our indebtedness could have important consequences, including:

·  making it more difficult for us to make payments on the Toggle Notes;
·  limiting cash flow available for general corporate purposes, including capital expenditures and acquisitions, because a substantial portion of our cash flow from operations must be dedicated to servicing our debt;
·  limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions;
·  limiting our flexibility in reacting to competitive and other changes in our industry and economic conditions generally; and
·  exposing us to risks inherent in interest rate fluctuations because some of our borrowings will be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

Restrictive covenants in our debt instruments may adversely affect us.

The indenture governing our Toggle Notes contains various covenants that limit, among other things, our ability and the ability of our subsidiaries to:

·  incur additional indebtedness;
·  make certain distributions, investments and other restricted payments;
·  dispose of our assets;
·  grant liens on our assets;
·  engage in transactions with affiliates; and
·  merge or consolidate or transfer substantially all of our assets.

In addition, our senior secured credit facility contains other and more restrictive covenants, including requiring us to maintain specified financial ratios when we have outstanding revolver balances and to satisfy other financial condition tests. These covenants and tests become more restrictive over time. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet those tests.  A breach of any of these covenants could result in a default under our senior secured credit facility and/or the indenture governing our Toggle Notes.  Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit.  If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness.  We have pledged substantially all of our assets, other than assets of our non-guarantor subsidiaries, as security under our senior secured credit facility.  If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our senior secured credit facility and our other indebtedness, including the Toggle Notes.

We may not be able to generate sufficient cash to meet our obligations under our debt instruments or refinance our indebtedness on satisfactory terms.
Our ability to pay or to refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
    We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth and operating improvements will be realized or that future borrowings will be available to us under our senior secured credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. In 2008, 2009 and 2010, in order to preserve cash to fund potential buy-ups, developments and acquisitions, we elected to pay interest on the Toggle Notes in kind. The Toggle Notes mature on August 23, 2015, but the option to pay interest in kind expires with the interest payment due August 23, 2011, after which time interest on the Toggle Notes will be paid in cash. We may find it necessary or prudent to refinance our outstanding indebtedness, including the Toggle Notes, in order to satisfy future principal, premium, if any, and interest payments and to preserve available cash for purposes other than debt service obligations. If we are unable to meet our indebtedness obligations or fund our other liquidity needs, we could attempt to restructure our indebtedness or seek additional equity capital. We cannot assure you that we will be able to accomplish those actions on satisfactory terms, if at all.
The current state of the economy and future economic conditions may adversely impact our business.
The United States economy continues to experience difficult conditions.  Burdened by economic constraints, patients have delayed or canceled non-emergency surgical procedures.  It is difficult to predict the degree to which our business will continue to be impacted by such conditions or the course of the economy in the coming year.
We depend on payments from third-party payors, including government healthcare programs and managed care organizations.  If these payments are reduced or eliminated, our revenues and profitability could be adversely affected.
We are dependent upon private and governmental third-party sources of payment for the services provided to patients in our surgical facilities and the physician networks we manage.  The amounts that our surgical facilities and physician networks receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors, Congressional changes and refinements to the Medicare ambulatory surgery center payment system and CMS refinements to Medicare’s reimbursement policies.  See Item 1. “Business — Sources of Revenue”
If we are unable to negotiate contracts or maintain satisfactory relationships with private third-party payors, our revenues and operating income will decrease.
Payments from private third-party payors (including state workers’ compensation programs) represented about 76% and 75% of our patient service revenues for the years ended December 31, 2009 and 2010, respectively.  Most of these payments came from third-party payors with which our facilities have contracts.  Managed care companies such as HMOs and PPOs, which offer prepaid and discounted medical service packages, represent a growing segment of private third-party payors.  If we fail to enter into favorable contracts and to maintain satisfactory relationships with managed care organizations, our revenues may decrease.  Cost containment measures, such as fixed fee schedules, capitation payment arrangements, reductions in reimbursement schedules by third-party payors and closed provider networks, could also cause a reduction of our revenues in the future.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Operating Trends.”
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
Payments from workers’ compensation payors represented approximately 10% and 11% of our patient service revenues for the years ended December 31, 2009 and 2010, respectively.  Several states have recently considered or implemented workers’ compensation provider fee schedules.  In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services.  If the trend of states adopting lower workers’ compensation fee schedules continues, it could have a material adverse effect on our financial condition and results of operations.
Our growth strategy depends in part on our ability to acquire and develop additional surgical facilities on favorable terms.  If we are unable to do so, our future growth could be limited and our operating results could be adversely affected.
Our strategy is to increase our revenues and earnings by continuing to focus on existing surgical facilities and continuing to acquire and develop additional surgical facilities.  Between January 1999 and December 31, 2010, we acquired 52 surgical facilities and developed 24 surgical facilities, including 22 surgical facilities that we subsequently divested.  We may be unable to identify suitable acquisition and development opportunities and to negotiate and complete acquisitions and new projects on favorable terms.  In addition, our acquisition and development program requires substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities.  As a result, we may take actions that could have a materially adverse effect on our financial condition and results of operations, including incurring substantial debt.  Sufficient financing may not be available to us on satisfactory terms, if at all.
We may encounter numerous business risks in acquiring and developing additional surgical facilities, and may have difficulty operating and integrating those surgical facilities.
If we acquire or develop additional surgical facilities, we may be unable to successfully operate the surgical facilities, and we may experience difficulty in integrating their operations and personnel.  For example, in some acquisitions, we have experienced delays in implementing standard operating procedures and systems and improving existing managed care agreements and the mix of specialties offered at the surgical facilities.  Following the acquisition of a surgical facility, key physicians may cease to use the facility or we may be unable to retain key management personnel.  If we acquire the assets of a surgical facility rather than ownership in the entity that owns the surgical facility, we may be unable to assume the surgical facility’s existing managed care contracts and may have to renegotiate, or risk losing, one or more of the surgical facility's managed care contracts.  We may also be unable to collect the accounts receivable of an acquired surgical facility.  We may also experience negative effects on our reported results of operations because of acquisition-related charges and potential impairment of goodwill and other intangibles.
In addition, we may acquire surgical facilities with unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations.  Although we maintain professional and general liability insurance, we do not maintain insurance specifically covering any unknown or contingent liabilities that may have occurred prior to the acquisition of companies and surgical facilities.  In some cases, our right to indemnification for these liabilities may be subject to negotiated limits.
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
Efforts to regulate the construction, acquisition or expansion of healthcare facilities could prevent us from acquiring additional surgical facilities, renovating our existing facilities or expanding the breadth of services we offer.
Some states require prior approval for the construction, acquisition or expansion of healthcare facilities or expansion of the services the facilities offer.  In giving approval, these states consider the need for additional or expanded healthcare facilities or services, as well as the financial resources and operational experience of the potential new owners of existing healthcare facilities.  In many of the states in which we currently operate, certificates of need must be obtained for capital expenditures exceeding a prescribed amount, changes in capacity or services offered and various other matters.  The remaining states in which we now or may in the future operate may adopt similar legislation.  Our costs of obtaining a certificate of need could be significant, and we cannot assure you that we will be able to obtain the certificates of need or other required approvals for additional or expanded surgical facilities or services in the future.  In addition, at the time we acquire a surgical facility, we may agree to replace or expand the acquired facility.  If we are unable to obtain required approvals, we may not be able to acquire additional surgical facilities, expand healthcare services we provide at these facilities or replace or expand acquired facilities.
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
We cannot predict the effect that healthcare reform and other changes in government programs may have on our business, financial condition or results of operations.
The Affordable Care Act was signed into law on March 23, 2010, and March 30, 2010, respectively. The Affordable Care Act dramatically alters the United States healthcare system and are intended to decrease the number of uninsured Americans and reduce overall healthcare costs. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, expanding the Medicare program's use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The Affordable Care Act also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program expanding the scope of the federal False Claims Act and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. The Affordable Care Act provides for additional enforcement tools, cooperation between agencies, and funding for enforcement. It is difficult to predict the impact the Affordable Care Act will have on the Company's operations given the delay in implementing regulation, pending court challenges, and possible amendment or repeal of elements of the Affordable Care Act. However, depending on how they are ultimately interpreted, amended and implemented, the Affordable Care Act could have an adverse effect on our business, financial condition and results of operations.
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
If we fail or have failed to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including becoming the subject of cease and desist orders, the loss of our licenses to operate and disqualification from Medicare, Medicaid and other government-sponsored healthcare programs.
In pursuing our growth strategy, we may seek to expand our presence into new geographic markets.  In new geographic markets, we may encounter laws and regulations that differ from those applicable to our current operations.  If we are unable to comply with these legal requirements in a cost-effective manner, we may be unable to expand geographically.
Our revenues will decline if federal or state programs reduce our Medicare or Medicaid payments or if managed care companies reduce reimbursement amounts. In addition, the financial condition of payors and healthcare cost containment initiatives may limit our revenues and profitability.
In 2010, we derived 24% of our revenues from the Medicare and Medicaid programs. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities.
We are unable to predict the effect of future government healthcare funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited or if we, or one or more of our subsidiaries' hospitals, are excluded from participation in the Medicare or Medicaid program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

During the past several years, healthcare payors, such as federal and state governments, insurance companies and employers, have undertaken initiatives to revise payment methodologies and monitor healthcare costs. As part of their efforts to contain healthcare costs, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk relating to paying for care provided, often in exchange for exclusive or preferred participation in their benefit plans. We expect efforts to impose greater discounts and more stringent cost controls by government and other payors to continue, thereby reducing the payments we receive for our services. In addition, these payors have instituted policies and procedures to substantially reduce or limit the use of inpatient services.
The amount of our provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that results in increasing the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and cash flows. As enacted, the Affordable Care Act seeks to decrease, over time, the number of uninsured individuals. Among other things, the Affordable Care Act will, beginning in 2014, expand Medicaid and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. However, there have been a number of court challenges to the law, and several courts have ruled that the requirement for individuals to carry health insurance is unconstitutional. This ruling is subject to appeal as are other cases that have been dismissed or have ruled the law constitutional. It is difficult to predict the full impact of the Affordable Care Act due to its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act.
Our surgical facilities do not satisfy all of the requirements for any of the safe harbors under the federal Anti-Kickback Statute.  If we fail to comply with the federal Anti-Kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which may result in a substantial loss of revenues.
The Anti-Kickback Statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, furnishing, purchasing or arranging for or recommending or inducing the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid, or any other federally funded healthcare program.  The Anti-Kickback Statute is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations.  Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000 and civil penalties of up to $50,000 for each violation, plus three times the remuneration involved or the amount claimed and exclusion from participation in the Medicare and Medicaid programs.  The exclusion, if applied to our surgical facilities, could result in significant reductions in our revenues and could have a material adverse effect on our financial condition and results of operations.  In addition, many of the states in which we operate have also adopted laws, similar to the Anti-Kickback Statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care.  These statutes typically impose criminal and civil penalties as well as loss of licenses.  No state or federal regulatory actions have been taken against our surgical facilities under anti-kickback statutes during the time we have owned or managed the facilities.  Management is not aware of any such actions prior to our acquisition or management of these surgical facilities.
Regulations implement various “safe harbors” to the Anti-Kickback Statute.  Business arrangements that meet the requirements of the safe harbors are deemed to be in compliance with the Anti-Kickback Statute.  Business arrangements that do not meet the safe harbor requirements do not necessarily violate the Anti-Kickback Statute, but may be subject to scrutiny by the federal government to determine compliance.  However, the structure of the partnerships and limited liability companies operating our surgical facilities, as well as our business arrangement involving a physician network, do not satisfy all of the requirements of the safe harbor and, therefore, are not immune from government review or prosecution.
If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur a significant loss of reimbursement revenues.
The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a Medicare or Medicaid reimbursed referral for a “designated health service” to an entity if the physician or a member of the physician's immediate family has a “financial relationship” with the entity.  The list of “designated health services” under the Stark Law does not include ambulatory surgery services, but it does include services such as clinical laboratory services, and certain imaging services that may be provided by an ASC.  Under the current Stark Law and related regulations, services provided at an ASC are not covered by the statute, even if those services include imaging, laboratory services or other Stark designated health services, provided that (i) the ASC does not bill for these services separately, or (ii) if the center is permitted to bill separately for these services, they are specifically exempted from Stark Law prohibitions.  These are generally radiology and other imaging services integral to performance of surgical procedures that meet certain requirements and certain outpatient prescription drugs.  Services provided at our facilities licensed as hospitals are covered by the Stark Law, but referrals for such services are exempt from the Stark Law under its “whole hospital exception.”  Certain services provided by our managed physician network are covered by the Stark Law, but referrals for those services are exempt from the Stark Law under its “in-office ancillary services exception,” among others.
The Stark Law and similar state statutes are subject to different interpretations with respect to many important provisions.  Violations of these self-referral laws may result in substantial civil or criminal penalties, including treble damages for amounts improperly claimed, civil monetary penalties of up to $15,000 per prohibited service billed, up to $100,000 per prohibited circumvention scheme and exclusion from participation in the Medicare and Medicaid and other federal and state healthcare programs.  Exclusion of our ambulatory surgery centers or hospitals from these programs through future judicial or agency interpretation of existing laws or additional legislative restrictions on physician ownership or investments in healthcare entities could result in a significant loss of reimbursement revenues.  We cannot provide assurances that CMS will not undertake other rulemaking to address additional revisions to the Stark Law regulations.  If future rules modify the provisions of the Stark Law regulations that are applicable to our business, our revenues and profitability could be materially adversely affected and could require us to modify our relationships with our physician and healthcare system partners.
Healthcare reform has limited our ability to own and operate our hospitals.
Five of our owned surgical facilities are licensed as hospitals.  As discussed herein, the Stark Law currently includes an exception relating to physician ownership of a hospital, provided that the physician's ownership interest is in the whole hospital and the physician is authorized to perform services at the hospital known as the Whole Hospital Exception.  Physician investment in our facilities licensed as hospitals currently meets this requirement. The Whole Hospital Exception was addressed in the Affordable Care Act, which provides, among other things: (i) a prohibition on hospitals from having any physician ownership unless the hospital already had physician ownership as of March 23, 2010 and a Medicare provider agreement in effect on December 31, 2010; (ii) a limitation on the percentage of the total value of the physician ownership in the hospital to such percentage as of March 23, 2010; (iii) a requirement for written disclosures of physician ownership interests, along with an annual report to the government detailing such ownership; and (iv) severe restrictions on the ability of a hospital subject to the whole hospital exception to add operating rooms, procedure rooms and beds.  While our hospitals were grandfathered at the dates of enactment of the Affordable Care Act, they are subject to the above restrictions, which could have an adverse effect on our financial condition and results of operations.   If future legislation prohibiting physician referrals to hospitals in which the physicians own an interest were enacted by Congress, our financial condition and results of operations could be materially adversely affected.
We may be subject to actions for false and other improper claims.
Federal and state government agencies, as well as private payors, have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of the cost reporting and billing practices of healthcare organizations and their quality of care and financial relationships with referral sources.  In addition, the OIG, and the U.S. Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse.
The U.S. government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs and other federal and state healthcare programs.  Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes, as well as penalties under the anti-fraud provisions of HIPAA.  While the criminal statutes are generally reserved for instances of fraudulent intent, the U.S. government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances.  For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge.  The government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care was substandard. The Fraud Enforcement and Recovery Act of 2009 further expanded the scope of the False Claims Act to create liability for knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government and the Affordable Care Act created federal False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later.
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
We are subject to increasingly stringent governmental regulation, and may be subjected to allegations that we have failed to comply with governmental regulations which could result in sanctions and even greater scrutiny that reduce our revenues and profitability.
All participants in the healthcare industry are required to comply with many laws and regulations at the federal, state and local government levels. These laws and regulations require that our facilities meet various requirements, including those relating to our relationships with physicians and other referral sources, the adequacy and quality of medical care, equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, maintenance of adequate records, privacy, compliance with building codes and environmental protection, among other matters. Many of the laws and regulations applicable to the healthcare are complex, and, in public statements, governmental authorities have taken positions on issues for which little official interpretation was previously available. Some of these positions appear to be inconsistent with common practices within the industry but have not previously been challenged. Moreover, some government investigations that have in the past been conducted under the civil provisions of federal law are now being conducted as criminal investigations under the Medicare fraud and abuse laws.
The healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians. The Affordable Care Act provides for additional enforcement tools, cooperation between agencies, and funding for enforcement. Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. In addition, the OIG (which is responsible for investigating fraud and abuse activities in government programs) and the U.S. Department of Justice periodically establish targeted enforcement initiatives that focus on specific billing practices or other areas that are highly susceptible to fraud and abuse. The OIG reported savings and expected recoveries for federal healthcare programs of more than $25.9 billion for FFY 2010 as a result of its enforcement activities.
Hospitals continue to be one of the primary focal areas of the OIG and other governmental fraud and abuse programs. In January 2005, the OIG issued Supplemental Compliance Program Guidance for Hospitals that focuses on hospital compliance risk areas. Some of the risk areas highlighted by the OIG include correct outpatient procedure coding, revising admission and discharge policies to reflect current CMS rules, submitting appropriate claims for supplemental payments such as pass-through costs and outlier payments and a general discussion of the fraud and abuse risks related to financial relationships with referral sources. Each FFY, the OIG also publishes a General Work Plan that provides a brief description of the activities that the OIG plans to initiate or continue with respect to the programs and operations of HSS and details the areas that the OIG believes are prone to fraud and abuse. In addition, the claims review strategies used by the RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, during the three year RAC demonstration program, a large majority of the total amounts recovered by RACs came from hospitals.
The laws and regulations with which we must comply are complex and subject to change. In the future, different interpretations or enforcement of these laws and regulations could subject our practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our hospitals and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.
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
The laws of various states in which we operate or may operate in the future do not permit business corporations to practice medicine, to exercise control over or employ physicians who practice medicine or to engage in various business practices, such as fee-splitting with physicians (i.e., sharing in a percentage of professional fees).  The interpretation and enforcement of these laws vary significantly from state to state.  We provide management services to a physician network.  If our arrangements with this network were deemed to violate state corporate practice of medicine, fee-splitting or similar laws, or if new laws are enacted rendering our arrangements illegal, we may be required to restructure these arrangements, which may result in a significant loss of revenues and divert other resources.
The loss of certain physicians can have a disproportionate impact on certain of our facilities.
Generally, the top referring physicians within each of our facilities represent a large share of our revenues and admissions. The loss of one or more of these physicians - even if temporary - could cause a material reduction in our revenues, which could take significant time to replace given the difficulty and cost associated with recruiting and retaining physicians.
We make significant loans to, and are generally liable for debts and other obligations of, the partnerships and limited liability companies that own and operate some of our surgical facilities.
We own and operate our surgical facilities through 16 limited partnerships and 38 limited liability companies.  Local physicians, physician groups and health systems also own an interest in all but one of these partnerships and limited liability companies.  In the partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership, even if we do not own all of the partnership interests.  For the majority of our surgical facilities, indebtedness at the partnership level is funded through intercompany loans that we provide.  Through many of these loans, which totaled approximately $43.8 million as of December 31, 2010, we have a security interest in the partnership’s or limited liability company's assets.  However, our financial condition and results of operations would be materially adversely affected if our surgical facilities are unable to repay these intercompany loans.
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
We also guarantee the third-party debts and other obligations of many of the non-consolidated partnerships and limited liability companies in which we own an interest.  As of December 31, 2010, we had approximately $1.7 million of off-balance sheet guarantees of non-consolidated third-party debt in connection with these surgical facilities. In some instances, the physicians and/or physician groups have also guaranteed their pro-rata share of the indebtedness to secure the financing.
If our operations in New York are found not to be in compliance with New York law, we may be unable to continue or expand our operations in New York.
We own an interest in a limited liability company which provides administrative services to an ambulatory surgery center located in New York.  Laws in the State of New York require that corporations have natural persons as stockholders to be approved by the New York Department of Health as a licensed healthcare facility.  Accordingly, we are not able to own interests in a limited partnership or limited liability company that owns an interest in a healthcare facility located in New York.  Laws in the State of New York also prohibit the delegation of certain management functions by a licensed healthcare facility.  The law does permit a licensed facility to lease premises and obtain various services from non-licensed entities.  However, it is not clear what types of delegation constitute a violation.  Although we believe that our operations and relationships in New York are in compliance with applicable laws, if New York regulatory authorities or a third-party asserts a contrary position, we may be unable to continue or expand our operations in New York.
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
Regulatory changes that could create purchase or renegotiation obligations include changes that:

▪	make illegal the referral of Medicare or other patients to our surgical facilities by physician investors;

▪	create a substantial likelihood that cash distributions to physician investors from the partnerships or limited liability companies through which we operate our surgical facilities would be illegal;

▪	make illegal the ownership by the physician investors of interests in the partnerships or limited liability companies through which we own and operate our surgical facilities; or

▪	require us to reduce the aggregate percentage of physician investor ownership in our hospitals.
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
In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories.  Many of these actions involve large monetary claims and significant defense costs.  We maintain liability insurance in amounts that we believe are appropriate for our operations.  Currently, we maintain professional and general liability insurance that provides coverage on a claims made basis of $1.0 million per occurrence and $3.0 million in annual aggregate coverage per surgical facility.  In addition, physicians who provide professional services in our surgical facilities are required to maintain separate malpractice coverage with similar minimum coverage limits.  We also maintain business interruption insurance and property damage insurance, as well as an additional umbrella liability insurance policy in the aggregate amount of $20.0 million.  However, this insurance coverage may not cover all claims against us.  Insurance coverage may not continue to be available at a cost allowing us to maintain adequate levels of insurance.  If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, our financial condition and results of operations could be adversely affected.
We face intense competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts, which may result in a decline in our revenues, profitability and market share.
The healthcare business is highly competitive.  We compete with other healthcare providers, primarily hospitals and other surgical facilities, in attracting physicians to utilize our surgical facilities, nurses and medical staff to support our surgical facilities, and in contracting with managed care payors in each of our markets.  There are unaffiliated hospitals in each market in which we operate.  These hospitals have established relationships with physicians and payors.  In addition, other companies either currently are in the same or similar business of developing, acquiring and operating surgical facilities or may decide to enter our business.  Many of these companies have greater resources than we do, including financial, marketing, staff and capital resources.  We also may compete with some of these companies for entry into strategic relationships with healthcare systems and healthcare professionals.  In addition, many physician groups develop surgical facilities without a corporate partner, utilizing consultants who perform services for a fee and do not take an equity interest in the ongoing operations of the facility.  In recent years, more physicians are choosing to perform procedures, including pain management and gastrointestinal procedures, in an office-based setting rather than in a surgical facility.  If we are unable to compete effectively with any of these entities or groups, we may be unable to implement our business strategies successfully and our financial position and results of operations could be adversely affected.
Our surgical facilities are sensitive to regulatory, economic and other conditions of the states where they are located.  In addition, three of our surgical facilities account for a significant portion of our patient service revenues.
Our revenues are particularly sensitive to regulatory, economic and other conditions in the states of Texas and Florida.  As of December 31, 2010, we owned (with physician investors or healthcare systems) and operated six surgical facilities in Texas and seven surgical facilities in Florida.  The surgical facilities in Texas represented about 14% of our patient service revenues during 2010 and 17% during 2009, and the surgical facilities in Florida represented about 9% of our patient service revenues during 2010 and 11% during 2009.
In addition, our facilities in Idaho Falls, Idaho; Houma, Louisiana; and Durango, Colorado generated approximately 15%, 5%, and 6%, respectively, of our patient service revenues during 2010, and 0%, 6%, and 6%, respectively, during 2009.  We acquired our facility in Idaho Falls, Idaho during 2010. If these facilities are adversely affected by regulatory, economic and other conditions, or if these facilities do not perform effectively, our financial condition and results of operations will be adversely affected.  None of our remaining surgical facilities accounted for more than 5% of our revenues during 2010 or 2009.
We depend on our senior management, and we may be adversely affected if we lose any member of our senior management.
We are highly dependent on our senior management, including Richard E. Francis, Jr., our chairman of the board and chief executive officer, and Clifford G. Adlerz, our president and chief operating officer.  We have entered into employment agreements with Messrs. Francis and Adlerz that became effective upon the closing of the Merger.  The initial term of each of these agreements was three years from August 23, 2007. The term automatically extends so that the term is three years until terminated.  We may terminate each employment agreement for cause.  In addition, either party may terminate the employment agreement at any time by giving prior written notice to the other party.  We do not maintain “key man” life insurance policies on any of our officers.  Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on our financial condition and results of operations.
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
We are a holding company and our ability to service our debt is dependent upon the earnings from the business conducted by our subsidiaries and joint ventures.  The effect of this structure is that we will depend on the earnings of our subsidiaries and joint ventures, and the distribution or payment to us of a portion of these earnings to meet our obligations, including those under our senior secured credit facility, the senior notes and any of our other debt obligations.  The distributions of those earnings or advances or other distributions of funds by these entities to us, all of which are contingent upon the subsidiaries’ earnings, are subject to various business considerations.  In addition, distributions by our subsidiaries could be subject to restrictions contained in the senior secured credit facility and the Indenture covering the Toggle Notes, statutory restrictions, including state laws requiring that such subsidiaries be solvent, or contractual restrictions.  Some of our subsidiaries and joint ventures may become subject to agreements that restrict the sale of assets and significantly restrict or prohibit the payment of dividends or the making of distributions, loans or other payments to stockholders, partners or members.  The indenture governing the Toggle Notes permits our subsidiaries to enter into agreements with similar prohibitions and restrictions in the future, subject to certain limitations.
We do not have exclusive control over the distribution of cash from our operating entities and may be unable to cause all or a portion of the cash of these entities to be distributed.
All of the surgical facilities in which we have ownership are held through partnerships or limited liability companies.  We typically own, directly or indirectly, the general partnership or majority member interests in these entities.  The partnership and operating agreements for these entities provide for distribution of available cash, in some cases on a quarterly basis subject in certain cases to requirements that we obtain approval of other equity holders.  Many of these agreements also impose limits on the ability of these entities to make loans or transfer assets to us.  If we are unable to cause sufficient cash to be distributed from one or more of these entities, our relationships with the physicians who also own an interest in these entities may be damaged and we could be adversely affected, as could our ability to make debt service payments.  We may not be able to resolve favorably any dispute regarding cash distribution or other matters with a healthcare system with which we share control of the distributions made by these entities.  Further, the failure to resolve a dispute with these healthcare systems could cause an entity in which we own an interest to be dissolved.
We are controlled by principal stockholders whose interests may differ from your interests.
Circumstances may occur in which the interests of our principal stockholders could be in conflict with the interests of the holders of our Toggle Notes.  In addition, these stockholders may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in our company, even though those transactions may involve risks to other interest holders.
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

Item 4.      [Removed and reserved]

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We are wholly owned by Symbion Holdings Corporation which is owned by Crestview and certain affiliated funds managed by Crestview and co-investors.  There is no public trading market for our equity securities or those of Holdings.  As of March 25, 2011, there were 10 holders of Holdings common stock.

Item 6.      Selected Financial Data
The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the years ended December 31, 2010, 2009 and 2008, and the selected consolidated balance sheet data set forth below at December 31, 2010 and 2009, are derived from our audited consolidated financial statements that are included elsewhere in this report.  The selected consolidated statement of operations data set forth below for the years ended December 31, 2007 and 2006, and the selected consolidated balance sheet data set forth below at December 31, 2008, 2007 and 2006, are derived from our audited consolidated financial statements that are not included in this report.
The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$406,050	$336,944	$321,484	$291,640	$275,269
Cost of revenues	290,145	239,403	215,872	196,147	174,636
General and administrative expense	22,464	21,448	23,923	31,872	24,407
Depreciation and amortization	18,900	16,807	14,845	12,335	11,555
Provision for doubtful accounts	6,638	2,881	3,559	4,081	3,676
Income on equity investments	(2,901)	(2,318)	(1,504)	(16)	(2,423)
Impairment and loss on disposal of long-lived assets	1,053	3,505	1,872	372	1,161
Gain on sale of long-lived assets and other gains	(1,964)	(248)	(975)	(915)	(1,794)
Proceeds from insurance settlements, net	—	(430)	—	(161)	(410)
Litigation settlements, net	(35)	—	893	—	(588)
Business combination remeasurement gains	(3,169)	—	—	—	—
Merger transaction expenses	—	—	—	7,522	—
Total operating expenses	331,131	281,048	258,485	251,237	210,220
Operating income	74,919	55,896	62,999	40,403	65,049
Interest expense, net	(48,037)	(44,958)	(43,415)	(20,006)	(7,202)
Income before income taxes and discontinued operations	26,882	10,938	19,584	20,397	57,847
Provision for income taxes	7,787	7,762	13,464	3,178	12,115
Income from continuing operations	19,095	3,176	6,120	17,219	45,732
(Loss) income from discontinued operations, net of taxes	(964)	(5,899)	(3,097)	558	711
Net income (loss)	18,131	(2,723)	3,023	17,777	46,443
Less: Net income attributable to noncontrolling interests	(26,871)	(19,731)	(23,821)	(23,179)	(27,650)
Net (loss) income attributable to Symbion, Inc.	$(8,740)	$(22,454)	$(20,798)	$(5,402)	$18,793
Cash Flow Data — continuing operations:
Net cash provided by operating activities	$68,769	$60,284	$60,933	$51,243	$54,372
Net cash used in investing activities	(53,150)	(11,144)	(32,921)	(38,848)	(64,486)
Net cash provided by (used in) financing activities	9,583	(42,778)	(31,718)	2,467	6,966
Other Data:
EBITDA(1)	$65,200	$57,094	$57,034	$47,284	$52,186
EBITDA as a % of revenues	16.1%	16.9%	17.7%	16.2%	19.0%
Number of surgical facilities operated as of the end of period(2)	62	67	66	58	56

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$77,302	$40,782	$52,272	$70,617	$56,643
Total assets	970,397	790,726	783,564	768,813	503,806
Total long-term debt, less current maturities	507,417	444,758	440,258	428,870	136,476
Total Symbion, Inc. stockholders’ equity	185,426	193,413	211,206	233,286	285,279

(1)
When we use the term “EBITDA,” we are referring to net income (loss) plus (a) (loss) income from discontinued operations, net of taxes (b) income tax expense, (c) interest expense, net, (d) depreciation and amortization, (e) non-cash (gains) losses, net of noncontrolling interests, and (f) non-cash stock option compensation, and less (g) net income attributable to noncontrolling interests. Noncontrolling interest represents the interest of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.

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

The following table reconciles EBITDA to net cash provided by operating activities — continuing operations:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
EBITDA	$65,200	$57,096	$57,034	$47,284	$52,186
Depreciation and amortization	(18,900)	(16,807)	(14,845)	(12,335)	(11,555)
Non-cash gains (losses), net of noncontrolling interests	3,084	(2,827)	(897)	543	633
Non-cash stock option compensation expense	(1,336)	(1,297)	(2,114)	(10,746)	(3,865)
Interest expense, net	(48,037)	(44,958)	(43,415)	(20,006)	(7,202)
Provision for income taxes	(7,787)	(7,762)	(13,464)	(3,178)	(12,115)
Net income attributable to noncontrolling interests	26,871	19,731	23,821	23,179	27,650
Merger transaction expenses	—	—	—	(7,522)
(Loss) income from discontinued operations, net of taxes	(964)	(5,899)	(3,097)	558	711
Net income (loss)	18,131	(2,723)	3,023	17,777	46,443
Loss (income) from discontinued operations	964	5,899	3,097	(558)	(711)
Depreciation and amortization	18,900	16,807	14,845	12,335	11,555
Amortization of deferred financing costs	2,004	2,004	4,477	2,194	506
Non-cash payment-in-kind interest option	26,079	23,263	17,616	—	—
Non-cash recognition of other comprehensive loss into earnings	2,732	2,853	—	—	—
Non-cash credit risk adjustment of financial instruments	189	1,629	—	—	—
Non-cash stock option compensation expense	1,336	1,297	2,114	10,746	3,865
Non-cash (gains) losses	(4,080)	2,827	897	(543)	(633)
Deferred income taxes	10,979	8,682	13,718	15,854	(1,556)
Equity in earnings of unconsolidated affiliates, net of distributions received	50	(207)	333	(16)	(2,423)
Provision for doubtful accounts	6,638	2,881	3,559	4,081	3,676
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:		—
Accounts receivable	(14,886)	(4,383)	(3,278)	(256)	(2,955)
Other assets and liabilities	(267)	(545)	532	(10,371)	(3,395)
Net cash provided by operating activities — continuing operations	$68,769	$60,284	$60,933	$51,243	$54,372

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and our audited consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties.  For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read Item 1A. “Risk Factors” found elsewhere in this report.  Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Executive Overview
We own and operate a national network of short stay surgical facilities in 27 states.  Our surgical facilities, which include ambulatory surgery centers and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology.  Some of our hospitals also offer additional services, such as diagnostic imaging, pharmacy, laboratory, obstetrics, physical therapy and wound care. We own our surgical facilities in partnership with physicians and in some cases healthcare systems in the markets and communities we serve.  We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure.  We believe this approach aligns our interests with those of our partners.  As of December 31, 2010, we owned and operated 54 surgical facilities, including 49 ambulatory surgery centers, four surgical hospitals and one general acute care hospital with a surgical and obstetrics focus. We also managed eight additional ASCs.  We owned a majority interest in 29 of the 54 surgical facilities and consolidated 49 of these facilities for financial reporting purposes.  In addition to our surgical facilities, we also managed one physician network throughout 2010 in a market in which we operate an ASC.
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
We continue to focus on improving the performance of our same store facilities and acquiring facilities on a selective basis that we believe have favorable growth potential. On April 9, 2010, we acquired a 54.5% ownership interest in a general acute care hospital with a surgical and obstetrics focus, located in Idaho Falls, Idaho. This acquisition provides us with the opportunity to expand into a new market, and the results of the facility are consolidated for financial reporting purposes. Effective July 1, 2010, we acquired an incremental, controlling ownership interest of 37.0% in one of our surgical facilities located in Chesterfield, Missouri for $18.8 million. Subsequent to the acquisition, we held a 50.0% ownership interest in this facility. As a result of this acquisition, we began consolidating the facility in the third quarter of 2010.
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
The following tables summarize our revenues by service type as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Patient service revenues	97%	96%	96%
Physician service revenues	1	2	2
Other service revenues	2	2	2
Total	100%	100%	100%

Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Private Insurance	69%	71%	72%
Government	25	24	22
Self-pay	4	4	4
Other	2	1	2
Total	100%	100%	100%
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
The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated

	Year Ended December 31,
	2010	2009	2008
Ear, nose and throat	5.6%	5.6%	6.5%
Gastrointestinal	29.4	28.7	28.8
General surgery	4.2	4.3	4.0
Obstetrics/gynecology	2.8	2.9	3.1
Ophthalmology	15.7	16.7	15.2
Orthopedic	16.9	16.3	16.1
Pain management	14.0	14.0	14.3
Plastic surgery	3.3	3.1	3.5
Other	8.1	8.4	8.5
Total	100.0%	100.0%	100.0%

Case Growth
Same Store Information
We define same store facilities as those facilities that were operating throughout the respective years ended December 31, 2010 and 2009.  The following same store facility table includes both consolidated surgical facilities included in continuing operations that are included in our revenue and non-consolidated surgical facilities that are not reported in our revenue, as we account for these surgical facilities using the equity method.  This same store facilities table is presented to allow comparability to other companies in our industry for the periods indicated:

	Year Ended December 31,
	2010	2009
Cases	251,300	254,678
Case growth	(1.3)%	N/A
Net patient service revenue per case	$1,516	$1,469
Net patient service revenue per case growth	3.2%	N/A
Number of same store surgical facilities	52	N/A

The following same store facility table is presented for purposes of explaining changes in our condensed consolidated financial results and accordingly excludes non-consolidated surgical facilities that are not reported in our revenue:

	Year Ended December 31,
	2010	2009
Cases	226,251	230,018
Case growth	(1.6)%	N/A
Net patient service revenue per case	$1,358	$1,345
Net patient service revenue per case growth	1.0%	N/A
Number of same store surgical facilities	46	N/A

Consolidated Information
The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated.  Accordingly, the table includes surgical facilities that we have acquired, developed or disposed of since January 1, 2009.

	Year Ended December 31,
	2010	2009
Cases	237,772	232,079
Case growth	2.5%	N/A
Net patient service revenue per case	$1,656	$1,391
Net patient service revenue per case growth	19.1%	N/A
Number of surgical facilities operated as of end of the period(1)	62	62
Number of consolidated surgical facilities	49	47
___________________________________________________________

(1)	Includes surgical facilities that we manage but in which we have no ownership.

Operating Trends
We are dependent upon private and government third-party sources of payment for the services we provide.  The amounts that our surgical facilities and networks receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid, and state regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors.  See Item 1. “Business — Sources of Revenue”.
Our operating income margin for the year ended December 31, 2010 increased to 18.4% from 16.5% during the year ended December 31, 2009.  The margin in 2010 reflects, among other things, a $3.2 million gain as a result of remeasuring our existing equity interest in our surgical facility located in Chesterfield, Missouri and a $1.9 million gain from debt extinguishments at two of our facilities.  Comparatively, our operating income margin for 2009 included a $2.4 million impairment charge related to our equity method investment located in Arcadia, California. Excluding non-cash gains and charges, our operating income margin was 17.4% for both 2010 and 2009.
Acquisitions and Developments
2010 Activities
Effective July 1, 2010, we acquired an incremental, controlling ownership interest of 37.0% in one of our surgical facilities located in Chesterfield, Missouri for $18.8 million. Subsequent to the acquisition, we held a 50.0% ownership interest in the facility. As part of the acquisition, we consolidated $4.8 million of third-party facility debt on our balance sheet. We subsequently restructured this debt using borrowings from our Revolving Facility. As a result of this acquisition, we hold a controlling interest in this facility. The acquisition was treated as a business combination, and we began consolidating the facility for financial reporting purposes in the third quarter of 2010. We financed the aggregate purchase price with proceeds from our Revolving Facility.

Effective April 9, 2010, we acquired an ownership of 54.5% in a general acute care hospital with a surgical and obstetrics focus located in Idaho Falls, Idaho for approximately $31.9 million plus the assumption of approximately $6.1 million of debt and other obligations of $48.0 million, which we consolidate on our balance sheet. The other obligations include a financing obligation of $48.0 million payable to the hospital facility lessor for the land, buildings and improvements of the facility. We financed the acquisition with borrowings from our Revolving Facility. We consolidate this facility for financial reporting purposes.

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

Discontinued Operations and Divestitures
We evaluate our portfolio of surgical facilities to ensure the facilities are performing as we expect. During 2010, we committed to a plan to divest our interest in four facilities that we consolidated for financial reporting purposes. In September 2010, we sold our interest in a surgical facility located in Orlando, Florida for net proceeds of $1.3 million and recognized a loss of $2.2 million, which includes an accrual of $1.7 million for future contractual obligations under a facility operating lease. As of December 31, 2010, the lease liability was $1.4 million. In October 2010, we sold our interest in a surgical facility located in Duncanville, Texas for net proceeds of $1.0 million and recognized a gain of $256,000. In December 2010, we sold our interest in surgical facilities located in Hammond, Louisiana and Vincennes, Indiana for net proceeds of $583,000 and $591,000, respectively and recognized a gain of $109,000 and a loss of $275,000, respectively. All of the aforementioned divestitures were included in losses from discontinued operations. These facilities' assets, liabilities, revenues, expenses and cash flows have been classified as discontinued operations for all periods presented.
During the fourth quarter of 2010, we took one facility located in San Antonio, Texas, previously listed as held for sale, off the market as we have been unable to dispose of the facility under terms we deemed acceptable to our stockholders. As a result, we have reclassified the results of operations for this surgical facility from discontinued operations to continuing operations for all periods presented.
In February 2009, we ceased operations at our surgical facility located in Englewood, Colorado.  We recorded a loss on the disposal of $5.9 million, which includes an accrual of $4.6 million for future contractual obligations under a facility operating lease. We terminated this contractual lease obligation in July 2010. We paid cash of $1.2 million to settle the $3.6 million balance remaining on the obligation. A $2.4 million gain is included in the loss from discontinued operations as of December 31, 2010.
Revenues, (loss) gain on operations before income taxes, the income tax provision (benefit), the (loss) gain on the sale from discontinued operations, net of taxes, and the income (loss) from discontinued operations, net of taxes, for the following periods indicated, were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Revenues	$8,697	$14,548	$17,879	$22,468	$29,245
(Loss) gain on operations before income taxes	(1,337)	(18)	(953)	(128)	540
Income tax provision (benefit)	5	41	(1,383)	(293)	(351)
Gain (loss) on sale, net of taxes	378	(5,840)	(3,527)	393	(180)
(Loss) income from discontinued operations, net of taxes	$(964)	$(5,899)	$(3,097)	$558	$711
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
We also consider the relevant sections of the Financial Accounting Standards Board’s Accounting Standards Codification, Topic 810, Consolidation, to determine if we are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights.  At December 31, 2010, we consolidate two entities because we are the primary beneficiary.
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
We estimate our allowances for bad debts using similar information and analysis.  While we believe that our allowances for contractual adjustments and bad debts are adequate, if the actual write-offs are significantly different from our estimates, it could have a material adverse effect on our financial condition and results of operations.  Because in most cases, we have the ability to verify a patient’s insurance coverage before services are rendered and because we have entered into contracts with third-party payors which account for a majority of our total revenues, the out-of-period contractual adjustments have been minimal.  Our net accounts receivable reflected allowances for doubtful accounts of $10.1 million, $9.0 million and $14.0 million, at December 31, 2010, 2009 and 2008, respectively.
The following table summarizes our days sales outstanding for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Days sales outstanding	48	38	38
The increase in days sales outstanding is primarily attributable to the acquisition of the incremental, controlling ownership interest in one of our surgical facilities located in Chesterfield, Missouri. This surgical facility has a high concentration of cases associated with legal proceedings which routinely have an extended collection cycle.

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
The following table summarizes our accounts receivable aging, net of contractual adjustments but before our allowance for doubtful accounts and certain other allowances, for consolidated surgical facilities as of the periods indicated (in thousands):

	Year Ended December 31,
	2010		2009
	Amount	% of Total	Amount	% of Total
Current	$31,110	41%	$20,627	41%
31 to 60 days	12,882	17	9,188	18
61 to 90 days	6,907	9	4,170	8
91 to 120 days	4,795	6	2,589	5
121 to 150 days	3,641	5	1,787	4
Over 150 days	17,319	22	11,950	24
Total	$76,654	100%	$50,311	100%
We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor.  However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal.  Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered.  It is our policy to collect co-payments and deductibles prior to providing services.  It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure.  Because our services are primarily non-emergency, our surgical facilities have the ability to control these procedures.  Our patient service revenues from self-pay as a percentage of total revenues for the years ended December 31, 2010, 2009 and 2008 were approximately 4% in each respective period.
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
Long-Lived Assets, Goodwill and Intangible Assets
Long-lived assets, including property, plant and equipment, comprise a significant portion of our total assets.  We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist. When events, circumstances or operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, we assess whether the carrying value of the assets will be recovered through undiscounted future cash flows expected to be generated from the use of the assets and their eventual disposition.  If the assessment indicates that the recorded carrying value will not be recoverable, that cost will be reduced to estimated fair value.  Estimated fair value will be determined based on a discounted future cash flow analysis.
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
We performed our annual goodwill impairment assessment by developing a fair value estimate of the business enterprise as of December 31, 2010 using a discounted cash flows approach.  We corroborated the results of our fair value estimate using a market-based approach.  As we do not have publicly traded equity from which to derive a market value, an assessment of peer-company trading data was performed, whereby management selected comparable peers based on growth and leverage ratios, as well as industry specific characteristics.  Management estimated a reasonable market value of the Company as of December 31, 2010 based on earnings multiples and trading data of the Company's peers. This market-based approach was then used to assess the reasonableness of the discounted cash flows approach.  The result of our annual goodwill impairment test at December 31, 2010 indicated no potential impairment.
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

Results of Operations
The following table summarizes certain statements of operations items for each of the three years ended December 31, 2010, 2009 and 2008.  The table also shows the percentage relationship to revenues for the periods indicated:

	2010		2009		2008
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$406,050	100.0%	$336,944	100.0%	$321,484	100.0%
Cost of revenues	290,145	71.5	239,403	71.1	215,872	67.1
General and administrative expense	22,464	5.5	21,448	6.4	23,923	7.4
Depreciation and amortization	18,900	4.7	16,807	5.0	14,845	4.6
Provision for doubtful accounts	6,638	1.6	2,881	0.9	3,559	1.1
Income on equity investments	(2,901)	(0.7)	(2,318)	(0.7)	(1,504)	(0.5)
Impairment and loss on disposal of long-lived assets	1,053	0.3	3,505	1.0	1,872	0.6
Gain on sale of long-lived assets	(1,964)	(0.5)	(248)	(0.1)	(975)	(0.3)
Proceeds from insurance settlements, net	—	—	(430)	(0.1)	—	—
Litigation settlements, net	(35)	(0.0)	—	—	893	0.3
Business remeasurement gains	(3,169)	(0.8)	—	—	—	—
Total operating expenses	331,131	81.6	281,048	83.5	258,485	80.3
Operating income	74,919	18.4	55,896	16.5	62,999	19.7
Interest expense, net	(48,037)	(11.8)	(44,958)	(13.3)	(43,415)	(13.5)
Income before income taxes and discontinued operations	26,882	6.6	10,938	3.2	19,584	6.2
Provision for income taxes	7,787	1.9	7,762	2.3	13,464	4.2
Income from continuing operations	19,095	4.7	3,176	0.9	6,120	2.0
Loss from discontinued operations, net of taxes	(964)	(0.2)	(5,899)	(1.8)	(3,097)	(1.0)
Net income (loss)	18,131	4.5	(2,723)	(0.9)	3,023	1.0
Less: Net income attributable to noncontrolling interests	(26,871)	(6.6)	(19,731)	(5.9)	(23,821)	(7.4)
Net loss attributable to Symbion, Inc.	$(8,740)	(2.1)%	$(22,454)	(6.8)%	$(20,798)	(6.4)%
Year Ended December 31, 2010 Compared To Year Ended December 31, 2009
Overview.  In 2010, our revenues increased 20.5% to $406.1 million from $336.9 million for 2009.  We incurred a net loss attributable to Symbion, Inc. for the year ended December 31, 2010 of $(8.7 million) compared to $(22.5 million) for the year ended December 31, 2009.  Our financial results for 2010 compared to 2009 reflect the addition of one surgical facility which we consolidate for financial reporting purposes.  Also, we acquired an incremental, controlling ownership interest of a surgical facility which was previously recorded as an equity method investment. As a result of this acquisition, we hold a controlling interest in the facility and began consolidating the facility for financial reporting purposes in 2010.
Additionally, we disposed of one surgical facility which we accounted for using the equity method and four facilities which we consolidated for financial reporting purposes as of December 31, 2009. As of December 31, 2010, the financial results of these four disposed facilities for the year ended December 31, 2010, and all comparative periods, are reported as discontinued operations. For purposes of this management's discussion of our consolidated financial results, we consider same store facilities as those facilities that were operating throughout the respective periods listed below.
Revenues.  Revenues for the year ended December 31, 2010 compared to December 31, 2009 were as follows (in thousands):

	2010	2009	Dollar Variance	Percent Variance
Patient service revenues:
Same store revenues	$307,154	$309,555	$(2,401)	(0.8)%
Revenues from other surgical facilities	86,669	13,231	73,438	555.0
Total patient service revenues	393,823	322,786	71,037	22.0
Physician service revenues	5,800	6,464	(664)	(10.3)
Other service revenues	6,427	7,694	(1,267)	(16.5)
Total revenues	$406,050	$336,944	$69,106	20.5%
Patient service revenues at same store facilities decreased 0.8% for the year ended December 31, 2010 compared to 2009, primarily as a result of a 1.6% decrease in cases, partially offset by a 1.0% increase in net revenue per case.  This decrease in case volume is attributable to weak economic conditions experienced primarily during the first quarter of 2010. Revenues from other surgical facilities increased as a result of surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2009. The decrease in other service revenues is a result of the sale of our equity investment located in Arcadia, California. We previously earned a management fee from this facility, which is reflected in the 2009 period. Also contributing to the decrease is the consolidation of our previously held equity interest in one of our facilities located in Chesterfield, Missouri. Our management fee earned at this facility is eliminated as an inter-company transaction for 2010.
Cost of Revenues.  Cost of revenues for the year ended December 31, 2010 compared to 2009 were as follows (in thousands):

	2010	2009	Dollar Variance	Percent Variance
Same store cost of revenues	$223,118	$224,779	$(1,661)	(0.7)%
Cost of revenues from other surgical facilities	67,027	14,624	52,403	358.3%
Total cost of revenues	$290,145	$239,403	$50,742	21.2%
As a percentage of same store revenues including physician services and other revenues, same store cost of revenues increased to 69.9% for the year ended December 31, 2010 compared to 69.4% for the year ended December 31, 2009. This increase is primarily the result of an increase in supplies expense related to an increase in orthopedic cases, which typically have higher implant costs. Cost of revenues from other surgical facilities increased by $52.4 million.  This increase is attributable to surgical facilities acquired and incremental, controlling ownership interests acquired since January 1, 2009.  As a percentage of revenues, total cost of revenues increased to 71.5% for 2010 compared to 71.1% for 2009.
General and Administrative Expense.  General and administrative expense increased to $22.5 million for the year ended December 31, 2010 from $21.4 million for the year ended December 31, 2009.  As a percentage of revenues, general and administrative expenses decreased to 5.5% for 2010 from 6.4% for 2009.  This decrease is attributable to our leveraging corporate overhead costs while continuing to increase revenue through recent acquisitions.
Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2010 was $18.9 million compared to $16.8 million for the year ended December 31, 2009.  This increase is primarily attributable to depreciation expense related to surgical facilities and additional incremental, ownership interests acquired since January 1, 2009.  As a percentage of revenues, depreciation and amortization expense decreased to 4.7% for 2010 from 5.0% for 2009.  Same store depreciation and amortization expense decreased to $15.9 million for 2010 from $16.4 million in 2009, primarily as a result of fully depreciated assets remaining in service.
Provision for Doubtful Accounts.  Provision for doubtful accounts increased to $6.6 million for the year ended December 31, 2010 from $2.9 million for the year ended December 31, 2009.  This increase is primarily attributable to surgical facilities acquired and incremental, controlling ownership interests acquired since January 1, 2009. As a percentage of revenues, the provision for doubtful accounts increased to 1.6% for 2010 from 0.9% for 2009.

Income on Equity Investments.  Income on equity investments represents the net income of certain investments we have in surgical facilities.  These surgical facilities are not consolidated for financial reporting purposes.  Income on equity investments increased to $2.9 million for the year ended December 31, 2010 from $2.3 million for the year ended December 31, 2009.
Impairment and Loss on Disposal of Long-Lived Assets.  We recognized a loss on the disposal of long-lived assets of $1.1 million during the year ended December 31, 2010. Included in this loss is an impairment charge of $816,000 related to our equity method investment located in Gresham, Oregon.
Gain on Sale of Long-Lived Assets and Other Gains.  We recognized a gain on the extinguishment of facility level, third- party debt of $1.9 million for the year ended December 31, 2010.
Business Combination Remeasurement Gains.  Effective July 1, 2010, we acquired an incremental, controlling ownership of 37.0% in our surgical facility located in Chesterfield, Missouri for $18.8 million. We recognized a gain of $3.2 million as a result of remeasuring our existing equity ownership interest in this facility held before the incremental acquisition of controlling ownership interests as required under generally accepted accounting principals.
Operating Income.  Operating income increased to $74.9 million for the year ended December 31, 2010 from $55.9 million for the year ended December 31, 2009.  This change is primarily attributable to surgical facilities acquired and incremental, controlling ownership interests acquired since January 1, 2009. Also contributing to this increase is a $3.2 million gain due to the remeasurement of an existing equity investment and a $1.9 million gain recognized on the extinguishment of facility level, third-party debt during 2010.  Comparatively, our operating income for 2009 includes an impairment charge of $2.4 million related to our equity investment located in Arcadia, California. Excluding non-cash gains and losses in 2010 and 2009, our operating income margin was 17.4% for both 2010 and 2009.
Interest Expense, Net of Interest Income.  Interest expense, net of interest income, increased to $48.0 million for the year ended December 31, 2010 from $45.0 million for the year ended December 31, 2009.   Interest expense increased $1.3 million as a result of our borrowings under our revolving credit facility during 2010, and $1.8 million due to our election to pay interest on the Toggle Notes in kind, whereby the outstanding principal amount of debt has increased $25.0 million since December 31, 2009.  Offsetting these increases in interest expense is a net reduction in interest expense of $2.1 million as a result of the mark-to-market recording of our previous interest rate swap and the impact of recognizing the remaining swap liability previously recorded in other comprehensive loss into earnings.
Provision for Income Taxes.  Tax expense of $7.8 million for the years ended December 31, 2010 and December 31, 2009 is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments.
Loss from Discontinued Operations, Net of Taxes.  Loss from discontinued operations for the year ended December 31, 2010 of $964,000 includes the operating results of four surgical facilities which we disposed of during the year.
Net Income Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests increased to $26.9 million for the year ended December 31, 2010 compared to $19.7 million for the year ended December 31, 2009.  As a percentage of revenues, net income attributable to noncontrolling interests increased to 6.6% for December 31, 2010 from 5.9% for 2009.  This increase is primarily attributable to surgical facilities acquired and incremental, controlling ownership interests acquired since January 1, 2009.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Overview. In 2009, our revenues increased 4.8% to $336.9 million from $321.5 million for 2008. We incurred a net loss attributable to Symbion, Inc. for the year ended December 31, 2009 of $(22.5 million) compared to $(20.8 million) for the year ended December 31, 2008. Our financial results for 2009 compared to 2008 reflect the addition of one surgical facility which we consolidate for financial reporting purposes and one surgical facility we account for using the equity method. Additionally, we disposed of two surgical facilities which we accounted for using the equity method and one facility reported as discontinued operations as of December 31, 2008.
Revenues.  Revenues for the year ended December 31, 2009 compared to December 31, 2008 were as follows (in thousands):

	2009	2008	Dollar Variance	Percent Variance
Patient service revenues:
Same store revenues	$288,680	$290,459	$(1,779)	(0.6)%
Revenues from other surgical facilities	34,107	14,994	19,113	127.5
Total patient service revenues	322,787	305,453	17,334	5.7
Physician service revenues	6,464	6,547	(83)	(1.3)
Other service revenues	7,693	9,484	(1,791)	(18.9)
Total revenues	$336,944	$321,484	$15,460	4.8%
Patient service revenues at same store facilities decreased 0.6% for the year ended December 31, 2009 compared to 2008, primarily as a result of our 0.3% decrease in cases combined with a 0.3% decrease in net revenue per case.  The decrease in other service revenues results from a scheduled reduction in management fees from one of our physician networks.

Cost of Revenues.  Cost of revenues for the year ended December 31, 2009 compared to 2008 were as follows (in thousands):

	2009	2008	Dollar Variance	Percent Variance
Same store cost of revenues	210,095	206,377	3,718	1.8%
Cost of revenues from other surgical facilities	29,308	9,495	19,813	208.7
Total cost of revenues	239,403	215,872	23,531	10.9%
As a percentage of same store revenues, including physician service revenues and other service revenues, same store cost of revenues increased to 69.4% for the year ended December 31, 2009 compared to 67.3% for the year ended December 31, 2008. This increase is primarily the result of an increase in supplies expense related to an increase in ophthalmology cases which are predominantly reimbursed by Medicare and involve higher cost lenses. Cost of revenues from other surgical facilities increased by $19.8 million. This increase is primarily attributable to surgical facilities acquired or developed since January 1, 2008. The acquisition of the surgical hospital in Austin, Texas negatively impacted our operating margins by 1.3%. As a percentage of revenues, total cost of revenues increased to 71.1% for 2009 compared to 67.1% for 2008.

General and Administrative Expense. General and administrative expense decreased to $21.4 million for the year ended December 31, 2009 from $23.9 million for the year ended December 31, 2008. As a percentage of revenues, general and administrative expenses were 6.4% for 2009 and 7.4% for 2008. This decrease is attributable to a reduction in incentive compensation and other employee benefits.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2009 was $16.8 million compared to $14.8 million for the year ended December 31, 2008. This increase is primarily attributable to depreciation expense at facilities acquired or developed since January 1, 2008. As a percentage of revenues, depreciation and amortization expense increased to 5.0% for 2009 from 4.6% for 2008. Same store depreciation and amortization expense increased to $14.2 million for 2009 from $13.4 million in 2008, primarily as a result of asset additions at certain facilities.

Provision for Doubtful Accounts. Provision for doubtful accounts decreased 19.4% to $2.9 million for the year ended December 31, 2009 from $3.6 million for the year ended December 31, 2008. As a percentage of revenues, the provision for doubtful accounts decreased to 0.9% for 2009 from 1.1% for 2008. On a same store basis, the provision for doubtful accounts decreased to 0.8% of revenue for 2009 compared to 1.2% for 2008.

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

Gain on Sale of Long-Lived Assets. We recognized a gain on the sale of long-lived assets for the year ended December 31, 2009 of $248,000. For the year ended December 31, 2008, our gain of $975,000 primarily represented the gain we recognized on the sale of a portion of our ownership in certain surgical facilities to physician investors. In accordance with the guidance of Accounting Standards Codification 810, Consolidation, these gains and losses are no longer reflected in the statement of operations but are considered equity transactions beginning in 2009.

Operating Income. Operating income decreased to $55.9 million for the year ended December 31, 2009 from $63.0 million for the year ended December 31, 2008. This decrease is partially attributable to a $2.4 million impairment charge related to our equity method investment located in Arcadia, California. Excluding the impairment charge, operating income decreased to 17.3% for the 2009 period from 19.6% for the 2008 period. This decrease is also attributable to a negative operating margin impact of 1.3% related to the acquisition of the surgical hospital in Austin, Texas. In addition, same store cost of revenues increased 1.8% as a percentage of same store revenue primarily as a result of an increase in supplies expense related to an increase in ophthalmology cases, which are predominantly reimbursed by Medicare and involve higher cost lenses.

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

Provision for Income Taxes.  The provision for income taxes decreased to $7.8 million for the year ended December 31, 2009 from

$13.5 million for the year ended December 31, 2008. Tax expense in 2009 is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments.

Loss from Discontinued Operations, Net of Taxes. Loss from discontinued operations for the year ended December 31, 2009 of $5.9 million includes a loss on the disposal of the Englewood, Colorado facility of $5.9 million. Included in this loss is $4.6 million accrued for future contractual obligations under a facility operating lease.
Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests decreased to $19.7 million for the year ended December 31, 2009 compared to $23.8 million for the year ended December 31, 2008. As a percentage of revenues, net income attributable to noncontrolling interests decreased to 5.9% for 2009 from 7.4% for 2008. A decrease of $1.4 million is attributable to our acquisition of the surgical facility in Austin, Texas. The remaining decrease is attributable to our overall decrease in operating income.
Quarterly Results of Operations
The following tables present a summary of our unaudited quarterly consolidated results of operations for each of the four quarters in 2010 and 2009.  The unaudited financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited consolidated financial statements and related notes.  Our quarterly operating results have varied in the past, may continue to do so and are not necessarily indicative of results for any future period.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands) (unaudited)
Consolidated Statement of Operations Data:

Revenues	$83,545	$103,463	$104,821	$114,221
Operating expenses:
Salaries and benefits	24,347	29,079	29,486	30,683
Supplies	18,158	23,086	24,009	27,606
Professional and medical fees	5,666	6,963	7,792	8,651
Rent and lease expense	6,222	6,069	6,075	6,183
Other operating expenses	6,810	7,421	7,932	7,907
Cost of revenues	61,203	72,618	75,294	81,030
General and administrative expense	5,232	5,937	5,521	5,774
Depreciation and amortization	4,084	4,912	5,009	4,895
Provision for doubtful accounts	1,213	1,987	2,026	1,412
Income on equity investments	(628)	(876)	(668)	(729)
(Gain) loss on impairment and disposal of long-lived assets	1,061	91	(3,572)	(1,660)
Litigation settlements, net	(36)	(8)	—	9
Total operating expenses	72,129	84,661	83,610	90,731
Operating income	11,416	18,802	21,211	23,490
Interest expense, net	(10,731)	(12,211)	(12,668)	(12,427)
Income before income taxes and discontinued operations	685	6,591	8,543	11,063
Provision for income taxes	1,609	610	1,762	3,806
(Loss) income from continuing operations	(924)	5,981	6,781	7,257
Loss from discontinued operations, net of taxes	(280)	(82)	(339)	(263)
Net (loss) income	(1,204)	5,899	6,442	6,994
Less: Net income attributable to noncontrolling interests	(4,444)	(6,957)	(6,159)	(9,311)
Net (loss) income attributable to Symbion, Inc.	$(5,648)	$(1,058)	$283	$(2,317)

The following table reconciles EBITDA to net cash provided by operating activities — continuing operations:

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands) (unaudited)
EBITDA	$12,441	$17,173	$16,842	$18,744
Depreciation and amortization	(4,084)	(4,912)	(5,009)	(4,895)
Non-cash gains (losses)	(1,061)	(91)	3,572	664
Non-cash stock option compensation expense	(324)	(325)	(353)	(334)
Interest expense, net	(10,731)	(12,211)	(12,668)	(12,427)
Provision for income taxes	(1,609)	(610)	(1,762)	(3,806)
Net income attributable to noncontrolling interests	4,444	6,957	6,159	9,311
(Income) loss on discontinued operations, net of taxes	(280)	(82)	(339)	(263)
Net (loss) income	(1,204)	5,899	6,442	6,994
Income (loss) from discontinued operations	280	82	339	263
Depreciation and amortization	4,084	4,975	5,072	4,769
Amortization of deferred financing costs	501	499	501	503
Non-cash payment-in-kind interest option	6,230	6,437	6,597	6,815
Non-cash stock option compensation expense	324	325	353	334
Non-cash recognition of other comprehensive loss into earnings	826	826	826	254
Non-cash credit risk adjustment of financial instruments	89	100	—	—
Non-cash (gains) losses	1,061	91	(3,572)	(1,660)
Deferred income taxes	1,828	2,505	1,138	5,508
Equity in earnings of unconsolidated affiliates, net of distributions received	(70)	(259)	272	107
Provision for doubtful accounts	1,236	1,964	2,070	1,368
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(109)	(4,395)	(688)	(9,694)
Other assets and liabilities	3,859	(3,393)	(2,224)	1,491
Net cash provided by operating activities — continuing operations	$18,935	$15,656	$17,126	$17,052

Other Data:
Number of surgical facilities included in continuing operations, as of the end of period(1)	61	62	62	62

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands) (unaudited)
Consolidated Statement of Operations Data:

Revenues	$81,513	$85,901	$84,357	$85,173
Operating expenses:
Salaries and benefits	22,544	23,444	24,649	24,100
Supplies	16,135	18,394	18,476	18,645
Professional and medical fees	4,535	6,141	5,516	5,782
Rent and lease expense	5,576	5,910	6,252	6,709
Other operating expenses	6,361	6,329	7,035	6,870
Cost of revenues	55,151	60,218	61,928	62,106
General and administrative expense	5,876	5,468	4,697	5,407
Depreciation and amortization	4,222	4,100	4,236	4,249
Provision for doubtful accounts	813	947	1,056	65
Income on equity investments	(185)	(466)	(712)	(955)
(Gain) loss on impairment and disposal of long-lived assets	(333)	(169)	2,563	1,196
Litigation settlements, net	—	—	(150)	(280)
Total operating expenses	65,544	70,098	73,618	71,788
Operating income	15,969	15,803	10,739	13,385
Interest expense, net	(11,046)	(10,886)	(11,952)	(11,074)
Income (loss) before income taxes and discontinued operations	4,923	4,917	(1,213)	2,311
Provision for income taxes	1,337	1,391	1,936	3,098
Income (loss) from continuing operations	3,586	3,526	(3,149)	(787)
(Loss) income from discontinued operations, net of taxes	(6,043)	6	170	(32)
Net (loss) income	(2,457)	3,532	(2,979)	(819)
Less: Net income attributable to noncontrolling interests	(6,556)	(5,428)	(4,065)	(3,682)
Net loss attributable to Symbion, Inc.	$(9,013)	$(1,896)	$(7,044)	$(4,501)

The following table reconciles EBITDA to net cash provided by operating activities — continuing operations:

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands) (unaudited)
EBITDA	$13,695	$14,975	$13,849	$14,577
Depreciation and amortization	(4,291)	(4,165)	(4,299)	(4,052)
Non-cash (losses) gains	333	(111)	(2,548)	(501)
Non-cash stock option compensation expense	(324)	(324)	(326)	(323)
Interest expense, net	(11,046)	(10,886)	(11,954)	(11,072)
Provision for income taxes	(1,337)	(1,391)	(1,936)	(3,098)
Net income attributable to noncontrolling interests	6,556	5,428	4,065	3,682
Loss on discontinued operations, net of taxes	(6,043)	6	170	(32)
Net income (loss)	(2,457)	3,532	(2,979)	(819)
Income from discontinued operations	6,043	(6)	(170)	32
Depreciation and amortization	4,291	4,165	4,299	4,052
Amortization of deferred financing costs	499	501	501	503
Non-cash payment-in-kind interest option	5,556	5,743	5,884	6,080
Non-cash stock option compensation expense	324	324	326	323
Non-cash recognition of other comprehensive loss into earnings	637	637	637	942
Non-cash credit risk adjustment of financial instruments	—	708	813	108
Non-cash losses (gains)	(333)	111	2,548	501
Deferred income taxes	1,876	1,586	2,119	3,101
Equity in earnings of unconsolidated affiliates, net of distributions received	125	(167)	(175)	10
Provision for doubtful accounts	841	972	1,057	11
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:	—	—
Accounts receivable	(459)	(435)	(936)	(2,553)
Other assets and liabilities	1,238	1,829	(2,550)	(1,062)
Net cash provided by operating activities — continuing operations	$18,181	$19,500	$11,374	$11,229

Other Data:
Number of consolidated surgical facilities included in continuing operations, as of the end of period (1)	63	63	63	63
____________________________________________________________
(1)          Includes surgical facilities that we manage but in which have no ownership.

Liquidity and Capital Resources
Operating Activities
The principal source of our operating cash flows is the collection of patient receivables.  Collection efforts for patient receivables are conducted by our personnel at each facility or in centralized service offices for areas in which there are multiple facilities.  Each of our surgical facilities bill for services as performed, usually within several days following the procedure.  Bad debt reserves are established in increasing percentages by aging category based on historical collection experience.  Generally, the entire balance of all accounts remaining uncollected 180 days after the date of service are written off as bad debt and sent to an outside collection agency.  Net amounts received from collection agencies are recorded as recoveries of bad debts.  Our operating cash flows, including changes in accounts payable and other current liabilities, are impacted by the timing of payments to our vendors.  In 2010, 2009 and 2008, we did not make any significant changes to the timing of our payments to vendors.
During the year ended December 31, 2010, we generated operating cash flow from continuing operations of $68.8 million compared to $60.3 million for the year ended December 31, 2009.  The increase is primarily due to surgical facilities acquired and incremental, controlling ownership interests acquired since January 1, 2009.
At December 31, 2010, we had working capital of $77.3 million compared to $40.8 million at December 31, 2009.  This increase is primarily attributable to surgical facilities acquired and additional incremental, controlling interests acquired since January 1, 2009.

Investing Activities
Net cash used in investing activities from continuing operations during the year ended December 31, 2010 was $53.2 million, including $44.1 million for acquisitions, net of cash acquired.  Also during 2010, purchases of property and equipment totaled $8.7 million. Cash used in investing activities in 2010 was funded with borrowings under our Revolving Facility and cash from operations.
Net cash used in investing activities from continuing operations during the year ended December 31, 2009 was $11.1 million, including $9.6 million related to purchases of property and equipment.  During 2009, we acquired $126,000 of cash through acquisitions which were consolidated for financial reporting purposes.  Cash used in investing activities in 2009 was funded primarily from cash from operations.
Net cash used in investing activities from continuing operations during the year ended December 31, 2008 was $32.9 million, including $15.7 million of payments related to acquisitions and $15.7 million related to purchases of property and equipment.  The $15.7 million of property and equipment purchases includes construction projects at several of our surgical facilities.  Cash used in investing activities in 2008 was funded primarily from cash from operations and proceeds from the Merger financing.
Financing Activities
Net cash used in financing activities from continuing operations during the year ended December 31, 2010 was $9.6 million.  During 2010, we made scheduled principal payments on our senior secured credit facility totaling $10.6 million.  Also during 2010, we elected to exercise the PIK option by increasing the principal amount in lieu of making scheduled interest payments of $25.0 million on our Toggle Notes.  We also made distributions to noncontrolling interest holders of $26.3 million during 2010. To fund our acquisition activity during 2010, we utilized $56.0 million of our available borrowings under our Revolving Facility.
Net cash used in financing activities from continuing operations during the year ended December 31, 2009 was $42.8 million.  During 2009, we made scheduled principal payments on our senior secured credit facility totaling $3.8 million.  Also during 2009, we elected to exercise the PIK option by increasing the principal amount in lieu of making scheduled interest payments of $23.3 million on our Toggle Notes. We also made distributions to noncontrolling interest holders of $25.0 million during the year ended December 31, 2009.
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

Long-Term Debt
The Company’s long-term debt is summarized as follows (in thousands):

	2010	2009
Senior secured credit facility	$277,500	$232,125
Senior PIK toggle notes	232,000	206,967
Notes payable to banks	19,104	14,323
Secured term loans	2,918	2,510
Capital lease obligations	5,090	8,951
	536,612	464,876
Less current maturities	(29,195)	(20,118)
	$507,417	$444,758
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
The Tranche A Term Loan matures on August 23, 2013, the Tranche B Term Loan matures on August 23, 2014 and the Revolving Facility matures on August 23, 2013.  The Tranche A Term Loan required quarterly principal payments of $4.7 million from December 31, 2010 through September 30, 2011, quarterly payments of $6.3 million from December 31, 2011 through September 30, 2012, quarterly payments of $18.1 million from December 31, 2012 through June 30, 2013 and a balloon payment of $12.6 million on August 23, 2013.  The

Tranche B Term Loan requires quarterly principal payments of $312,500 through June 30, 2014 and a balloon payment of $111.1 million on August 23, 2014.
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
The senior secured credit facility permits us to declare and pay dividends only in additional shares of stock, except for the following exceptions.  Restricted subsidiaries, as defined in the credit agreement, may declare and pay dividends ratably with respect to their capital stock.  We may declare and pay cash dividends or make other distributions to Holdings provided the proceeds are used by Holdings to (i) purchase or redeem equity interest of Holdings acquired by former or current employees, consultants or directors of Holdings, the Company or any restricted subsidiary or (ii) pay principal or interest on promissory notes that were issued in lieu of cash payments for the repurchase or redemption of such equity instruments, provided that the aggregate amount of such dividends or other distributions shall not exceed $3.0 million in any fiscal year.  Any unused amounts that are permitted to be paid under this provision are available to be carried over to subsequent fiscal years provided that certain conditions are met.  We may also make payments to Holdings to pay franchise taxes and other fees required to maintain its corporate existence provided such payments do not exceed $3.0 million in any calendar year and also make payments in the amount necessary to enable Holdings to pay income taxes directly attributable to the operations of the Company and to make $1.0 million in annual advisory and management agreement payments.  We may also make additional payments to Holdings in an aggregate amount not to exceed $5.0 million throughout the term of the senior secured credit facility.
As of December 31, 2010, the amount outstanding under the senior secured credit facility was $277.5 million with an interest rate on the borrowings of 3.5%.  The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used.  We pay this fee quarterly.  As of December 31, 2010, the amount available under the Revolving Facility was $44.0 million.
Interest Rate Swap
On November 2, 2010, we entered into an interest rate swap agreement to protect against certain interest rate fluctuations of the LIBOR rate on $100.0 million of our variable rate debt under the senior secured credit facility.  The effective date of the interest rate swap was December 31, 2010, and it is scheduled to expire on December 31, 2012.  The interest rate swap effectively fixes our LIBOR interest rate on the $100.0 million of variable rate debt at a rate of 0.85%.  We have recognized the fair value of our interest rate swap as a long-term liability of approximately $314,000 at December 31, 2010. We have designated our current interest rate swap as a cash flow hedge instrument. As of December 31, 2010, we have determined the hedge to be effective.
In October 2007, we entered into an interest rate swap agreement to protect against certain interest rate fluctuations of the LIBOR rate on $150.0 million of our variable rate debt under our senior secured credit facility. The effective date of the interest rate swap was October 31, 2007, and it expired on October 31, 2010. The interest rate swap effectively fixed our LIBOR interest rate on the $150.0 million of variable rate debt at a rate of 4.7%. We recognized the fair value of the interest rate swap as a current liability of approximately $5.0 million at December 31, 2009. Due to the dramatic decrease in LIBOR rates, we elected an interest term for the January 2009 interest election period under the terms of the our secured credit facility, which differs from that of the swap instrument. As a result, we discontinued hedge accounting treatment for our previous interest rate swap in 2009. In January 2009, we began recognizing a ratable portion of the $7.0 million in accumulated other comprehensive income as additional interest expense over the remaining life of the previous swap instrument. Also beginning in January 2009, we began recording into earnings the mark-to-market adjustment to reflect the fair value of the previous hedging instrument. Our mark to market adjustment for 2010 and 2009 resulted in a reduction of interest expense of $5.2 million and $3.6 million, respectively. We recognized $3.8 million of interest expense related to the ratable reduction of the balance in accumulated other comprehensive income during 2009 and the remaining $3.2 million during 2010.
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
Since August 23, 2008, we have elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes increased by $52.1 million from the issuance of the Toggle Notes to December 31, 2010. On August 23, 2010, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 24, 2010 to February 23, 2011. We have accrued $9.7 million in interest in other accrued expenses as of December 31, 2010. As of December 31, 2010, the amount outstanding under the Toggle Notes was $232.0 million.
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
At December 31, 2010, we were in compliance with all material covenants required by each of the senior secured credit facility and the Toggle Notes.
Notes Payable to Banks
Certain of our subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The outstanding balance of this indebtedness as of December 31, 2010 and December 31, 2009 was $19.1 million and $14.3 million, respectively.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.
Capital Lease Obligations
We are liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at December 31, 2010 and December 31, 2009 was $5.1 million and $9.0 million, respectively.
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

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations by period as of December 31, 2010 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Long-term debt	$531,522	$26,804	$158,674	$114,044	$232,000
Capital lease obligations	5,090	2,391	2,474	225	—
Operating lease obligations	127,769	22,675	40,236	25,287	39,571
Other financing obligations(1)	48,224	(227)	(18)	1,174	47,295
Total	$712,605	$51,643	$201,366	$140,730	$318,866
____________________________________________________________
(1) Other financing obligations are payable to the hospital facility lessor at our facility located in Idaho Falls, Idaho relating to the land, building and improvements.
Inflation
For the past three years, inflation and changing prices have not significantly affected our operating results or the markets in which we operate.
Recent Accounting Pronouncements
In June 2009, the FASB issued changes to the accounting for variable interest entities.  These changes require an enterprise: (i) to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (iii) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iv) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and (v) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  These changes became effective for us on January 1, 2010.  The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

In August 2010, the FASB issued ASU No. 2010-24, “Health Care Entities” (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries. This ASU eliminates the practice of netting claim liabilities with expected related insurance recoveries for balance sheet presentation. Claim liabilities are to be determined with no regard for recoveries and presented on the balance sheet on a gross basis. Expected insurance recoveries are presented separately. ASU 2010-24 is effective January 1, 2011, and is not expected to impact our results of operations or cash flows.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in prevailing interest rates.  Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility.  We do not use derivative instruments for speculative purposes.  Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate.  At December 31, 2010, $277.5 million of our total long-term debt was subject to variable rates of interest, while the remaining $259.1 million of our total long-term debt was subject to fixed rates of interest.  A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $2.8 million.  The fair value of our total long-term debt, based on quoted market prices as of December 31, 2010, is approximately $491.9 million.

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

During 2010, we acquired an ownership interest in a general acute care hospital with a surgical and obstetrics focus in Idaho Falls, Idaho which we consolidate for financial reporting purposes. Related to this acquisition, our consolidated balance sheet as of December 31, 2010 includes $79.4 million of total assets, excluding goodwill, and our consolidated statement of operations for the year ended December 31, 2010 includes $58.7 million and $5.0 million of total revenues and net income, respectively. We have excluded this acquisition from management's assessment of internal control over financial reporting.
Management has assessed the effectiveness of our internal control over financial reporting using the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

(c)
Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.     Other Information
None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
MANAGEMENT
The following list identifies the name, age and position(s) of our executive officers, key employees and directors:

Name	Age	Position
Richard E. Francis, Jr.	57	Chairman of the Board, Chief Executive Officer and Director
Clifford G. Adlerz	57	President, Chief Operating Officer and Director
Teresa F. Sparks	42	Senior Vice President of Finance, Chief Financial Officer
Kenneth C. Mitchell	61	Senior Vice President of Mergers and Acquisitions
R. Dale Kennedy	63	Senior Vice President of Management Services and Secretary
Thomas S. Murphy, Jr.	51	Director
Robert V. Delaney	53	Director
Quentin Chu	34	Director
Kurt E. Bolin	52	Director
Craig R. Callen	55	Director
Directors are re-elected annually by the shareholders of the Company (most recently as of March 25, 2011) pursuant to a written consent in lieu of annual meeting. Each director shall hold office until a successor is elected or until the directors death or resignation.
Richard E. Francis, Jr. has served as the Chairman of the Board since May 2002 and as Chief Executive Officer and a director since 1996.  Mr. Francis also served as President from 1996 to May 2002.  Mr. Francis served from 1992 to 1995 as Senior Vice President, Development of HealthTrust, Inc. From 1990 to 1992, Mr. Francis served as Regional Vice President, Southern Region for HealthTrust, where he oversaw operations of 11 hospitals.  Mr. Francis’ experience in the healthcare industry as well as his leadership of the Company and his role as a director since its founding in 1996 provides the Board with a unique and deeper insight into our business, challenges and opportunities.
Clifford G. Adlerz has served as President since May 2002 and as Chief Operating Officer and a director since 1996.  Mr. Adlerz also served as Secretary from 1996 to May 2002.  Mr. Adlerz served as Regional Vice President, Midsouth Region for HealthTrust, Inc. from 1992 until its merger with HCA Inc. in May 1995, at which time he became Division Vice President of HCA and served in that position until September 1995.  Mr. Adlerz served as Chief Executive Officer of South Bay Hospital in Sun City, Florida from 1987 to 1992.  Mr. Adlerz’s experience in the healthcare industry as well as his leadership of the Company and his role as a director since its founding in 1996 provides the Board with a unique and deeper insight into our business, challenges and opportunities.
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
Robert V. Delaney joined Crestview as a partner in 2007 and has served as a director of the Company since October 2007.  He retired from Goldman, Sachs & Co. in 2003 where he served in a variety of leadership positions including head of the Principal Investment Area in Asia, head of the Principal Investment Area in Japan and head of the Leveraged Finance Group.  Mr. Delaney serves on the Board of

Directors of Select Energy Systems. Mr. Delaney brings to the board his extensive experience in high yield debt, leveraged loans, restructuring, mergers and acquisitions and principal investing.
Quentin Chu is a Principal at Crestview Partners and has been with the firm since July 2005, after graduating from Harvard Business School.  Mr. Chu has served as a director of the Company since August 2007.  Prior to attending business school, Mr. Chu was an associate at The Carlyle Group, where he evaluated and executed transactions in the healthcare industry, including pharmaceuticals, medical devices, facility-based providers, managed care and outsourcing.  Prior to joining Carlyle, Mr. Chu was an analyst in the healthcare investment banking team at Goldman, Sachs & Co., where he completed a range of mergers and acquisitions and financing assignments for both early stage and Fortune 500 companies. Mr. Chu’s experience in healthcare transactions and finance provides the Board greater insight into the healthcare industry and financial strategy.
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
Craig R. Callen has been a Senior Advisor at Crestview since October 2009 and became a director of the Company in March 2010.  From 2004 to 2007, Mr. Callen served as Senior Vice President of Strategic Planning and Business Development and a member of the Executive Committee for Aetna, Inc., responsible for oversight and development of Aetna’s corporate strategy, including mergers and acquisitions.  Prior to joining Aetna in 2004, Mr. Callen was a Managing Director and Head of U.S. healthcare investment banking at Credit Suisse First Boston and co-head of healthcare investment banking at Donaldson Lufkin & Jenrette prior to its acquisition by Credit Suisse First Boston.  During his 20 year career as an investment banker in the healthcare practice, Mr. Callen successfully completed over 100 transactions for clients and contributed as an advisor to the board of directors and managements of many leading healthcare companies in the United States.  Currently, Mr. Callen serves on the Board of Directors of Kinetic Concepts, Inc., and previously served on the Board of Directors of Sunrise Senior Living, Inc.  Mr. Callen, through his lengthy and broad focus on the healthcare industry, offers the Board greater insight into industry dynamics as well as investment and acquisitions strategies.
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
Our executive compensation policies are designed to complement and contribute to the achievement of our business objectives. The Compensation Committee’s general philosophy is that executive compensation should:

▪	Link compensation paid to executives to corporate and individual performance;

▪	Provide incentive opportunities that will motivate executives to achieve our long-term objectives;

▪	Be competitive within our industry and community and responsive to the needs of our executives;

▪	Attract, retain, motivate and reward individuals of the highest quality in the industry with the experience, skills and integrity necessary to promote our success; and

▪	Comply with all applicable laws, and be appropriate in light of reasonable and sensible standards of good corporate

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
Compensation Process
The Compensation Committee approves salaries and other compensation for our executive officers. The Compensation Committee also reviews and approves, in advance, employment and similar arrangements or payments to be made to any executive officer.  For purposes of this discussion, the Named Executive Officers, or NEOs, are the individuals included in the Summary Compensation Table on page 55 of this filing.  Salaries and other compensation for all other officers and employees are determined by management in accordance with our compensation policies and plans.
Prior to the Merger, our compensation procedures were similar to those of other similarly situated companies. Our former Compensation Committee retained an independent compensation consultant for advice with respect to specific compensation decisions.  Currently, our Compensation Committee is appointed by Holdings’ Board of Directors, which is controlled by Crestview. Accordingly, our Compensation Committee represents the interests of our stockholders and makes decisions independent from our executive officers. Since the Merger, our Compensation Committee generally has continued the levels of compensation that were in place at the time of the Merger with cost of living adjustments it has deemed appropriate. Our Compensation Committee has not otherwise utilized the services of a consulting firm in connection with compensation decisions it has made after the Merger.
The Compensation Committee may delegate to the Chief Executive Officer the authority to make, within the framework of the Compensation Committee’s philosophy or objectives that it has adopted from time to time, compensation decisions with respect to our non-executive employees.
Components of Executive Compensation
Base Salaries
The Compensation Committee reviews the base salaries of our executive officers on an annual basis. Salaries are determined based on a subjective assessment of the nature and responsibilities of the position involved, our performance and the performance of the particular officer, and the officer’s experience and tenure with us. The base salaries for 2010 for our Named Executive Officers were as follows: $472,816 for Mr. Francis, $341,485 for Mr. Adlerz, $223,466 for Ms. Sparks, $223,466 for Mr. Mitchell, and $212,095 for Mr. Kennedy.  Messrs. Francis and Adlerz were entitled to increases in salary effective January 1, 2008, to $525,000 and $375,000, respectively, under the terms of their employment agreements but elected to delay implementing this increase to their base salary. Messrs. Francis and Adlerz received no salary increase for 2009 and received the 2% cost of living salary increase that all other employees received in 2010.
Non-Equity Incentive Compensation
Non-equity incentive compensation is intended to motivate executive officers to achieve pre-determined financial or other goals appropriate to each executive officer’s area of responsibility set by the Compensation Committee, consistent with our overall business strategies.
In February 2010, the Compensation Committee established the 2010 Corporate Key Management Incentive Plan for key management employees, including our executive officers.  The 2010 plan provides for a cash bonus equal to a percentage of base salary upon achievement of financial indicators selected by our Compensation Committee, including achievement of applicable budgeted EBITDA, development and division performance targets. The amount paid under the plan depends on the level of achievement; provided, however, that no bonus based on Company EBITDA will be paid unless a minimum of 95% of budgeted EBITDA is achieved. The 2010 plan also provides for an additional bonus paid in equity securities in the event that 2010 EBITDA for the Company equaled or exceeded budgeted EBITDA.
For Messrs. Francis and Adlerz, the aggregate cash and equity target bonus was 100% of base salary upon achievement of applicable budgeted EBITDA for the Company.  For our other NEOs, the aggregate cash and equity target bonus for 2010 ranged from 45% to 50% of base salary upon achievement of applicable budgeted EBITDA for the Company and, in the case of Mr. Mitchell, development targets. The potential bonus payment to Mr. Mitchell, as the Company's Chief Development Officer, was based 50% on Company EBITDA and 50% on development targets. Upon review of the Company's 2010 financial performance, the Committee determined that Company EBITDA and development performance for the year ended December 31, 2010 exceeded threshhold levels.  Accordingly, with respect to the Named Executive Officers, cash bonuses earned for 2010 under this plan were as follows: $189,108 for Mr. Francis, $136,579 for Mr. Adlerz, $44,693 for Ms. Sparks, $60,336 for Mr. Mitchell, and $42,419 for Mr. Kennedy. None of our NEOs received bonuses paid in equity securities for 2010. See “Executive Compensation — Grants of Plan-Based Awards” for additional information on these awards.
In December 2010, the Compensation Committee established the 2011 Corporate Key Management Incentive Plan for key management employees, including our executive officers.  The 2011 plan provides for a  bonus in cash or equity securities with a value equal to a percentage of base salary upon achievement of financial indicators selected by our Compensation Committee, including achievement of applicable budgeted EBITDA, development and division performance targets.  The amount of the award under the plan depends on the level of achievement; provided, however, that no bonus based on Company EBITDA will be paid unless a minimum of 95% of budgeted EBITDA is achieved. For Messrs. Francis and Adlerz, the aggregate cash and equity target bonus is 100% of base salary upon achievement of applicable budgeted EBITDA for the Company.  For our other Named Executive Officers, the aggregate cash and equity target bonus for 2011 ranges from 45% to 50% of base salary.
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
In 2010, options to purchase 93,841 shares of Holdings common stock were granted to employees under the 2007 Equity Incentive Plan.  No options or other equity-based awards, however, were granted to our Named Executive Officers in 2010.
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

EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth certain information concerning compensation paid or accrued for the last three years with respect to our Named Executive Officers — the Chief Executive Officer, the Chief Financial Officer and our three other most highly compensated executive officers:

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation(1)	All Other Compensation(2)	Total
Richard E. Francis, Jr.	2010	$472,816	$—	$189,108	$10,818	$672,742
Chairman of the Board and Chief Executive Officer	2009	463,500	—	—	13,405	476,905
	2008	463,500	—	231,750	14,193	709,443

Clifford G. Adlerz	2010	341,485	—	136,579	9,015	487,079
President and Chief Operating Officer	2009	334,750	—	—	10,664	345,414
	2008	334,750	—	167,375	11,414	513,539

Teresa F. Sparks	2010	223,466	—	44,693	6,218	274,377
Senior Vice President of Finance and Chief Financial Officer	2009	219,078	—	—	7,755	226,833
	2008	219,078	—	54,769	8,325	282,172

Kenneth C. Mitchell	2010	223,466	—	60,336	6,218	290,020
Senior Vice President of Mergers and Acquisitions	2009	219,078	—	—	7,771	226,849
	2008	219,078	28,017	—	8,636	255,731

R. Dale Kennedy	2010	212,095	—	42,419	5,949	260,463
Senior Vice President of Management Services and Secretary	2009	207,930	—	28,270	7,385	243,585
	2008	207,930	—	64,978	8,368	281,276
__________________________

(1)	Represents awards under the 2008, 2009, and 2010 Corporate Key Management Incentive Plans. See “Grants of Plan-Based Awards” below for additional information on the 2010 awards.

(2)	Represents:

(a)
Company contributions to the Supplemental Executive Retirement Plan for Mr. Francis of $9,270 for each of 2008, 2009 and 2010, Mr. Adlerz of $6,695 for each of 2008, 2009 and 2010; Ms. Sparks of $4,382 for each of 2008, 2009 and 2010; Mr. Mitchell of $4,382 for each of 2008, 2009 and 2010; and Mr. Kennedy of $4,159 for each of 2008, 2009 and 2010.

(b)
Company contributions to the 401(k) plan for Mr. Francis of $3,375 for 2008, $2,587 for 2009 and $0 for 2010; Mr. Adlerz of $3,375 for 2008, $2,587 for 2009 and $919 for 2010; Ms. Sparks of $3,064 for 2008, $2,469 for 2009 and $919 for 2010; Mr. Mitchell of $3,375 for 2008, $2,485 for 2009 and $919 for 2010; and Mr. Kennedy of $3,375 for 2008, $2,368 for 2009 and $919 for 2010.

(c)
Premiums we paid for term life insurance on behalf of each Named Executive Officer of $1,548 for each of 2008, 2009 and 2010, for Mr. Francis; $1,344 for 2008, $1,382 for 2009 and $1,401 for 2010 for Mr. Adlerz; $879 for 2008, $904 for 2009 and $917 for 2010 for Ms. Sparks; $879 for 2008, $904 for 2009 and $917 for 2010 for Mr. Mitchell; and $834 for 2008, $858 for 2009 and $871 for 2010 for Mr. Kennedy.

Grants of Plan-Based Awards
The following table provides information regarding incentive awards granted during 2010 to our Named Executive Officers under the 2010 Corporate Key Management Incentive Plan, conditioned on achievement of applicable performance targets:

	Estimated Payouts Under Incentive Plan Awards(3)
	Threshold(1)	Target(2)	Maximum
Richard E. Francis, Jr.	$189,108	$472,816	$472,816
Clifford G. Adlerz	136,579	341,485	341,485
Teresa F. Sparks	44,693	111,733	111,733
Kenneth C. Mitchell	20,112	100,560	100,560
R. Dale Kennedy	42,419	106,047	106,047
___________________________________________

(1)	Threshold is based upon minimum level of bonus payout assuming base level of performance is achieved. If base level is not reached, no bonus would be paid under the plan.

(2)	Target is based upon the expectation of the potential payout of incentive awards when the incentive plan was established.

(3)	Actual awards made under the plan for performance in 2010 are included in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.”

Outstanding Equity Awards at Fiscal Year-End
The following table provides certain information with respect to the Named Executive Officers regarding outstanding equity awards as of December 31, 2010:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)		Number of Securities Underlying Unexercised Options (#) (Unexercisable)		Option Exercise Price ($)	Option Expiration Date
Richard E. Francis, Jr.	135,162	(1)	—		$1.50	5/16/2012
	76,119	(1)	—		$1.50	12/10/2013
	24,941	(1)	—		$1.50	12/10/2014
	29,082	(1)	—		$1.50	1/5/2015
	21,098	(1)	—		$1.50	1/18/2014
	344,242	(2)	548,255	(2)	$10.00	8/31/2017

Clifford G. Adlerz	108,128	(1)	—		$1.50	5/16/2012
	60,505	(1)	—		$1.50	12/10/2013
	15,588	(1)	—		$1.50	12/10/2014
	18,176	(1)	—		$1.50	1/5/2015
	15,171	(1)	—		$1.50	1/18/2014
	229,494	(3)	376,136	(3)	$10.00	8/31/2017

Teresa F. Sparks	1,729	(1)	—		$1.50	12/10/2013
	6,361	(1)	—		$1.50	1/5/2015
	2,982	(1)	—		$1.50	1/18/2014
	41,217	(4)	93,719	(4)	$10.00	8/31/2017

Kenneth C. Mitchell	9,352	(1)	—		$1.50	12/10/2014
	10,905	(1)	—		$1.50	1/5/2015
	4,741	(1)	—		$1.50	1/18/2014
	41,217	(4)	93,719	(4)	$10.00	8/31/2017

R. Dale Kennedy	9,066	(1)	—		$1.50	5/16/2012
	41,217	(4)	93,719	(4)	$10.00	8/31/2017
_________________________________

(1)	Options to purchase Holdings common stock that were received by the Named Executive Officers in exchange for Symbion options that were rolled over in connection with the Merger.

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

Option Exercises and Stock Vested
During 2010, the Named Executive Officers did not exercise any stock options.  In addition, no restricted stock or similar awards were outstanding during 2010.
Nonqualified Deferred Compensation
The following table shows the activity during 2010 and the aggregate balances held by each of the Named Executive Officers at December 31, 2010 under our SERP:

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year(1)	Aggregate Earnings (Losses) in Last Fiscal Year	Aggregate Balance at Last Fiscal Year End
Richard E. Francis, Jr.	$9,455	$9,270	$34,944	$193,129
Clifford G. Adlerz	6,829	6,695	11,890	106,929
Teresa F. Sparks	17,877	4,382	(6,235)	110,840
Kenneth C. Mitchell	4,469	4,382	12,549	81,904
R. Dale Kennedy	8,484	4,159	15,252	86,731
__________________________

(1)	Amounts in this column are also reported in the “All Other Compensation” column of the Summary Compensation Table.
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
Death or Disability.  In the event of death or disability of a Named Executive Officer, the executive officer or his or her estate has 12 months to exercise any vested options.
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

Potential Payments. The following table shows the amounts that each Named Executive Officer would have received if the Named Executive Officer’s employment had been terminated for the reasons indicated effective December 31, 2010:

Name	Cash Compensation		Accelerated Vesting of Stock Options		Benefits		Total
Richard E. Francis, Jr.
Termination for cause, voluntary termination or retirement	$—		$—		$36,368	(1)	$36,368
Death	—		—		36,368	(1)	36,368
Disability	703,836	(2)	—		44,087	(3)	747,923
Termination by the Company without cause or by the NEO for Good Reason	2,836,896	(4)	—		44,087	(3)	2,880,983
Change in Control	3,885,236	(5)	—	(6)	44,087	(3)	3,929,323
Clifford G. Adlerz
Termination for cause, voluntary termination or retirement	—		—		26,266	(1)	26,266
Death	—		—		26,266	(1)	26,266
Disability	408,341	(2)	—		33,837	(3)	442,178
Termination by the Company without cause or by the NEO for Good Reason	2,048,910	(4)	—		33,837	(3)	2,082,747
Change in Control	2,784,435	(5)	—	(6)	33,837	(3)	2,818,272
Teresa F. Sparks
Termination for cause, voluntary termination or retirement	—		—		17,189	(1)	17,189
Death	—		—		17,189	(1)	17,189
Disability	—	(2)	—		17,189	(1)	17,189
Termination by the Company without cause or by the NEO for Good Reason	—		—		17,189	(1)	17,189
Change in Control	335,199	(7)	—	(6)	24,277	(3)	359,476
Kenneth C. Mitchell
Termination for cause, voluntary termination or retirement	—		—		17,189	(1)	17,189
Death	—		—		17,189	(1)	17,189
Disability	—	(2)	—		17,189	(1)	17,189
Termination by the Company without cause or by the NEO for Good Reason	—		—		17,189	(1)	17,189
Change in Control	324,026	(7)	—	(6)	24,277	(3)	348,303
R. Dale Kennedy
Termination for cause, voluntary termination or retirement	—		—		16,315	(1)	16,315
Death	—		—		16,315	(1)	16,315
Disability	—	(2)	—		16,315	(1)	16,315
Termination by the Company without cause or by the NEO for Good Reason	—		—		16,315	(1)	16,315
Change in Control	318,143	(7)	—	(6)	23,357	(3)	341,500
________________________________

(1)	Represents accrued vacation only.

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

(4)
Represents a severance payment equal to (a) three times the Named Executive Officer’s base salary plus (b) three times the target cash bonus amount for 2010 in accordance with the Named Executive Officer’s employment agreement.

(5)
Includes the amount described in footnote 4 above plus a “gross up” payment of all excise taxes imposed under Section 4999 of the Code and any federal income and excise taxes that are payable as a result of any reimbursements for Section 4999 excise taxes in accordance with the Named Executive Officer’s employment agreement. The gross up amount is $1,030,151 for Mr. Francis and

$735,525 for Mr. Adlerz.  This calculation assumes termination of employment.

(6)
As discussed above, all unvested time vesting options held by an executive officer vest upon a Change in Control. In addition, if specified internal rates of return are achieved upon a liquidity event, then performance vesting options held by executive officers would vest in connection. The fair market value of Holdings common stock on December 31, 2010, as determined under general valuation principles, was less than the exercise price of the unvested options. Therefore, for purposes of this table, no value would have been realized for accelerated vesting of options upon a Change in Control.

(7)
Represents payment under the Executive Change in Control Severance Plan of one year of annual pay, which includes for each individual, the base pay and the bonus paid to each individual for the preceding year.

The table above does not include information about vesting of Company contributions under our 401(k) plan or the SERP. Information about such plans can be found under “Other Effects of Termination of Employment or Change in Control” and “Nonqualified Deferred Compensation.”
Director Compensation
None of our directors received compensation for service as a member of our (or Holdings) board or board committees for 2010. They are reimbursed for any expenses incurred in connection with their service.
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

Compensation Committee

Robert V. Delaney
Thomas S. Murphy, Jr.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All of our capital stock is owned by our parent company, Holdings.  The following table presents information with respect to the beneficial ownership of Holdings’ common stock as of March 25, 2011 by (a) any person or group who beneficially owns more than five percent of Holdings common stock, (b) each of our directors and Named Executive Officers and (c) all directors and executive officers as a group.  The percentage shares outstanding provided in the table are based on 24,816,623 shares of our common stock, par value $0.01 per share, outstanding as of March 25, 2011.

Name of Beneficial Holder	Number of Shares(1)	Percent of Class
Crestview Funds(2)	14,500,000	58.4%
The Northwestern Mutual Life Insurance Company(3)	4,000,000	16.1
Trident IV, L.P.(4)	3,000,000	12.1
Banc of America Capital Investors V, L.P.(5)	2,500,000	10.1
Richard E. Francis, Jr.(6)(7)	814,240	3.2
Clifford G. Adlerz(6)(8)	504,493	2.0
Teresa F. Sparks(6)(9)	50,628	*
Kenneth C. Mitchell(6)(10)	62,465	*
R. Dale Kennedy(6)(11)	48,923	*
Thomas S. Murphy, Jr.(12)	—	*
Robert V. Delaney(12)	—	*
Quentin Chu(12)	—	*
Craig R. Callen(12)	—	*
Kurt E. Bolin(4)	—	*
All directors and executive officers as a group (10 persons) (13)	1,480,749	5.7%
_________________________________________
*           Less than one percent.

(1)
Beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to options that are exercisable within 60 days of March 25, 2011. Shares issuable pursuant to options are deemed outstanding in computing the percentage held by the person holding the options but are not deemed outstanding in computing the percentage held by any other person.

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

(5)	The address of Banc of America Capital Investors V, L.P. is 150 North College Street, Suite 2500, Charlotte, North Carolina, 28202.

(6)	The address of each of Messrs. Francis, Adlerz, Mitchell and Kennedy and Ms. Sparks is 40 Burton Hills Boulevard, Suite 500, Nashville, Tennessee 37215.

(7)	Includes options to purchase 587,683 shares which were exercisable as of March 25, 2011 or become exercisable within 60 days following March 25, 2011.

(8)	Includes options to purchase 414,427 shares which were exercisable as of March 25, 2011 or become exercisable within 60 days following March 25, 2011.

(9)	Represents options to purchase 50,628 shares which were exercisable as of March 25, 2011 or become exercisable within 60 days following March 25, 2011.

(10)	Represents options to purchase 62,465 shares which were exercisable as of March 25, 2011 or become exercisable within 60 days following March 25, 2011.

(11)	Represents options to purchase 48,923 shares which were exercisable as of March 25, 2011 or become exercisable within 60 days following March 25, 2011.

(12)	The address of each of Messrs. Murphy, Delaney, Chu and Callen is 667 Madison Avenue, New York, New York 10021.

(13)	Includes options to purchase 1,164,126 shares which were exercisable as of March 25, 2011 or become exercisable within 60 days following March 25, 2011.

Equity Compensation Plan Information
The following table provides information as of December 31, 2010 with respect to compensation plans (including individual compensation arrangements) under which shares of the common stock of Holdings are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders (1)	3,372,586	$7.98	183,817
Equity compensation plans not approved by security holders	—	—	—
Total	3,372,586	$7.98	183,817
______________________________

(1)	Represents stock options granted or issuable under the Holdings 2007 Equity Incentive Plan. See additional disclosure at Item 8. “Financial Statements and Supplementary Data - Note 9. Stock Options”.

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

Item 14.    Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for 2010 and 2009, and fees billed for other services rendered by Ernst & Young LLP for 2010 and 2009:

	2010	2009
Audit Fees	$885,559	$780,642
Audit-Related Fees	1,500	—
Tax Fees	191,854	186,393
Total	$1,078,913	$967,035
Audit Fees.  These fees were primarily for professional services rendered by Ernst & Young LLP in connection with the audit of our consolidated annual financial statements.  The fees also include services related to Securities and Exchange Commission filings.
Audit-Related Fees.  For 2010, these fees were for services rendered by Ernst & Young LLP related to a subscription to online accounting services.
Tax Fees.  These fees were for services rendered by Ernst & Young LLP for compliance regarding tax filings and for other tax planning and tax advice services.
Pre-approval of Auditor Services
The charter of the Audit and Compliance Committee provides that the Audit and Compliance Committee must pre-approve all services to be provided by the independent auditors prior to the commencement of work.  Unless the specific service has been pre-approved with respect to that year, the Audit and Compliance Committee must approve the permitted service before the independent auditors are engaged to perform it.  For 2010, all services provided by Ernst & Young LLP were pre-approved by the Audit and Compliance Committee.
All non-audit services were reviewed with the Audit and Compliance Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of the accounting firm’s independence in the conduct of its auditing functions.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Consolidated Financial Statements
The consolidated financial statements required to be included in Part II, Item 8. are indexed on Page F-1 and submitted as a separate section of this report.
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

10.4	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (d)
10.5	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (e)
10.6	Symbion Holdings Corporation 2007 Equity Incentive Plan (b) (g)
10.7	Symbion, Inc. Executive Change in Control Severance Plan (b) (g)
10.8	Symbion Holdings Corporation Compensatory Equity Participation Plan (b) (g)
10.9	Shareholders Agreement, dated as of August 23, 2007, among Symbion Holdings Corporation and the stockholders of Symbion Holdings Corporation and other persons named therein (b)
10.10	Advisory Services and Monitoring Agreement, dated as of August 23, 2007, among Symbion, Inc., Symbion Holdings Corporation and Crestview Advisors, L.L.C. (b)
10.11	Form of Employee Contribution Agreement (b)
10.12	Symbion, Inc. Supplemental Executive Retirement Plan (f) (g)
10.13	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc. (c)
10.14	Interest Rate Swap Agreement, dated October 31, 2007, between Symbion, Inc and Merrill Lynch Capital Services, Inc. (c)
10.15	Interest Rate Swap Agreement, dated November 2, 2010, between Symbion, Inc. and Goldman Sachs Bank, USA
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________________________________________

(a)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 24, 2007 (File No. 000-50574)

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (Registration No. 333-153678)

(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended (File No. 000-50574)

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554)

(e)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574)

(f)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50574)

(g)	Compensation plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Symbion, Inc.

We have audited the accompanying consolidated balance sheets of Symbion, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symbion, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 25, 2011

SYMBION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$73,458	$47,749
Accounts receivable, less allowance for doubtful accounts of $10,051 and $8,980, respectively	61,825	34,991
Inventories	10,798	9,361
Prepaid expenses and other current assets	8,634	12,292
Deferred tax asset	2	432
Current assets of discontinued operations	1,003	2,934
Total current assets	155,720	107,759
Land	5,713	2,938
Buildings and improvements	102,795	52,487
Furniture and equipment	70,129	53,151
Computers and software	4,757	3,785
	183,394	112,361
Less accumulated depreciation	(42,762)	(24,505)
Property and equipment, net	140,632	87,856
Intangible assets	21,817	19,480
Goodwill	624,737	545,238
Investments in and advances to affiliates	17,824	17,652
Other assets	9,633	10,660
Long-term assets of discontinued operations	34	2,081
Total assets	$970,397	$790,726
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,396	$7,518
Accrued payroll and benefits	10,090	5,806
Other accrued expenses	25,814	30,927
Current maturities of long-term debt	29,195	20,118
Current liabilities of discontinued operations	923	2,608
Total current liabilities	78,418	66,977
Long-term debt, less current maturities	507,417	444,758
Deferred income tax payable	51,309	40,776
Other liabilities	68,950	5,887
Long-term liabilities of discontinued operations	22	3,868
Noncontrolling interests — redeemable	36,030	31,650
Stockholders’ equity:
Common stock, 1,000 shares, $0.01 par value, authorized, issued and outstanding at December 31, 2010 and December 31, 2009	—	—
Additional paid-in-capital	240,959	242,623
Accumulated other comprehensive loss	(314)	(2,731)
Retained deficit	(55,219)	(46,479)
Total Symbion, Inc. stockholders’ equity	185,426	193,413
Noncontrolling interests — non-redeemable	42,825	3,397
Total equity	228,251	196,810
Total liabilities and stockholders’ equity	$970,397	$790,726
 See Notes to Consolidated Financial Statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues	$406,050	$336,944	$321,484
Operating expenses:
Salaries and benefits	113,595	94,737	88,476
Supplies	92,859	71,650	64,263
Professional and medical fees	29,072	21,974	17,557
Rent and lease expense	24,549	24,447	20,927
Other operating expenses	30,070	26,595	24,649
Cost of revenues	290,145	239,403	215,872
General and administrative expense	22,464	21,448	23,923
Depreciation and amortization	18,900	16,807	14,845
Provision for doubtful accounts	6,638	2,881	3,559
Income on equity investments	(2,901)	(2,318)	(1,504)
Impairment and loss on disposal of long-lived assets	1,053	3,505	1,872
Gain on sale of long-lived assets and other gains	(1,964)	(248)	(975)
Proceeds from insurance settlements, net	—	(430)	—
Litigation settlements, net	(35)	—	893
Business combination remeasurement gains	(3,169)	—	—
Total operating expenses	331,131	281,048	258,485
Operating income	74,919	55,896	62,999
Interest expense, net	(48,037)	(44,958)	(43,415)
Income before income taxes and discontinued operations	26,882	10,938	19,584
Provision for income taxes	7,787	7,762	13,464
Income from continuing operations	19,095	3,176	6,120
Loss from discontinued operations, net of taxes	(964)	(5,899)	(3,097)
Net income (loss)	18,131	(2,723)	3,023
Less: Net income attributable to noncontrolling interests	(26,871)	(19,731)	(23,821)
Net loss attributable to Symbion, Inc.	$(8,740)	$(22,454)	$(20,798)

See Notes to Consolidated Financial Statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Symbion, Inc. Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests-Non-redeemable	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2007	1,000	$—	$238,701	$(2,188)	$(3,227)	$5,194	$238,480
Amortized compensation expense related to stock options	—	—	2,114	—	—	—	2,114
Unrealized loss on interest rate swap, net of taxes	—	—	—	(3,396)	—	—	(3,396)
Distributions to noncontrolling interest holders	—	—	—	—	—	(3,555)	(3,555)
Acquisitions and disposal of shares of noncontrolling interests	—	—	—	—	—	(356)	(356)
Other	—	—	—	—	—	183	183
Net loss	—	—	—	—	(20,798)	4,256	(16,542)
Balance at December 31, 2008	1,000	$—	$240,815	$(5,584)	$(24,025)	$5,722	$216,928
Amortized compensation expense related to stock options	—	—	1,297	—	—	—	1,297
Recognition of interest rate swap liability to earnings, net of taxes	—	—	—	2,853	—	—	2,853
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,966)	(2,966)
Acquisitions and disposal of shares of noncontrolling interests	—	—	511	—	—	220	731
Net loss	—	—	—	—	(22,454)	421	(22,033)
Balance at December 31, 2009	1,000	$—	$242,623	$(2,731)	$(46,479)	$3,397	$196,810
Amortized compensation expense related to stock options	—	—	1,336	—	—	—	1,336
Recognition of interest rate swap liability to earnings, net of taxes	—	—	—	2,731	—	—	2,731
Distributions to noncontrolling interest holders	—	—	—	—	—	(6,745)	(6,745)
Acquisitions and disposal of shares of noncontrolling interests	—	—	(3,000)	—	—	39,722	36,722
Unrealized loss on interest rate swap, net of taxes	—	—	—	(314)	—	—	(314)
Net loss	—	—	—	—	(8,740)	6,451	(2,289)
Balance at December 31, 2010	1,000	$—	$240,959	$(314)	$(55,219)	$42,825	$228,251

See Notes to Consolidated Financial Statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from operating activities:
Net income (loss)	$18,131	$(2,723)	$3,023
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	964	5,899	3,097
Depreciation and amortization	18,900	16,807	14,845
Amortization of deferred financing costs	2,004	2,004	4,477
Non-cash payment-in-kind interest option	26,079	23,263	17,616
Non-cash stock option compensation expense	1,336	1,297	2,114
Non–cash recognition of other comprehensive loss into earnings	2,732	2,853	—
Non–cash credit risk adjustment of financial instruments	189	1,629	—
Non–cash (gains) losses	(4,080)	2,827	897
Deferred income taxes	10,979	8,682	13,718
Equity in earnings of unconsolidated affiliates, net of distributions received	50	(207)	333
Provision for doubtful accounts	6,638	2,881	3,559
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(14,886)	(4,383)	(3,278)
Income taxes payable	2,298	1,762	1,895
Other assets and liabilities	(2,565)	(2,307)	(1,363)
Net cash provided by operating activities — continuing operations	68,769	60,284	60,933
Net cash (used in) provided by operating activities — discontinued operations	(550)	62	1,736
Net cash provided by operating activities	68,219	60,346	62,669
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(44,105)	(126)	(15,695)
Purchases of property and equipment, net	(8,712)	(9,604)	(15,709)
Payments from unit activity of unconsolidated facilities	(55)	(724)	—
Change in other assets	(278)	(690)	(1,517)
Net cash used in investing activities — continuing operations	(53,150)	(11,144)	(32,921)
Net cash used in investing activities — discontinued operations	(19)	(301)	(286)
Net cash used in investing activities	(53,169)	(11,445)	(33,207)
Cash flows from financing activities:
Principal payments on long-term debt	(22,502)	(13,649)	(18,579)
Repayment of bridge facility	—	—	(179,937)
Proceeds from debt issuances	56,975	678	13,491
Proceeds from issuance of Toggle Notes	—	—	179,937
Payment of debt issuance costs	—	(203)	(4,739)
Distributions to noncontrolling interests	(26,292)	(24,971)	(23,423)
Proceeds from unit activity of consolidated facilities	4,708	307	219
Other financing activities	(3,306)	(4,940)	1,313
Net cash provided by (used in) financing activities — continuing operations	9,583	(42,778)	(31,718)
Net cash provided by (used in) financing activities — discontinued operations	1,076	(108)	(106)
Net cash provided by (used in) financing activities	10,659	(42,886)	(31,824)
Net increase (decrease) in cash and cash equivalents	25,709	6,015	(2,362)
Cash and cash equivalents at beginning of period	47,749	41,734	44,096
Cash and cash equivalents at end of period	$73,458	$47,749	$41,734

See Notes to Consolidated Financial Statements.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

1.  Organization
Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and physician groups, hospitals and hospital systems.  As of December 31, 2010, the Company owned and operated 54 surgical facilities, including 49 ambulatory surgery centers and four surgical hospitals, and one general acute care hospital with a surgical and obstetrics focus. The Company also managed eight additional ambulatory surgery centers and one physician network.  The Company owns a majority ownership interest in 29 of the 54 surgical facilities and consolidates 49 of these surgical facilities for financial reporting purposes.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business.  The physician limited partners and physician minority members of the entities that the Company controls are responsible for the supervision and delivery of medical services.  The governance rights of limited partners and minority members are restricted to those that protect their financial interests.  Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach of the partnership or operating agreement, gross negligence or bankruptcy.  These protective rights do not preclude consolidation of the respective partnerships and limited liability companies.  The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of ASC Topic 810, Consolidation.  The variable interest entities are surgical facilities located in the states of Florida and New York.  With regard to the New York facility, the Company is the primary beneficiary due to the level of variability within the management service agreement, as well as the obligation and likelihood of absorbing the majority of expected gains and losses.   Regarding the Florida facility, the Company has fully guaranteed the facility's debt obligations.  The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected gains and losses.  The accompanying consolidated balance sheets as of December 31, 2010 and December 31, 2009 include assets of $15.3 million and $14.5 million, respectively, and liabilities of $4.1 million and $4.4 million, respectively, related to the variable interest entities.  All significant intercompany balances and transactions are eliminated in consolidation.
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

The carrying amount and fair value of the Company’s term loans and revolving facility under its senior secured credit facility and the Toggle Notes as of December 31, 2010 and 2009 were as follows (in thousands):

	Carrying Amount December 31,		Fair Value December 31,
	2010	2009	2010	2009
Tranche A, term loan	$106,062	$115,438	$101,732	$103,120
Tranche B, term loan	115,438	116,687	110,724	104,237
Revolving facility	56,000	—	53,715	—
Senior PIK Toggle Notes	232,000	206,976	198,662	156,260
The fair value of the term loans and revolving facility under the Company's senior secured credit facility and the Toggle Notes were based on quoted prices at December 31, 2010 and 2009.  The Company’s long-term debt instruments are discussed further in Note 7.
The Company determines the fair value of its interest rate swap based on the amount at which it could be settled, which is considered to be the exit price.  This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk.  The Company has categorized its interest rate swap as a Level 2 financial instrument.  See Note 7 for further discussion regarding the interest rate swap.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Accounts Receivable
Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients.  The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies.  Concentration of credit risk with respect to other payors is limited because of the large number of such payors.  Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value.  Also, the Company has amounts recorded in other liabilities for third-party settlements of $12.0 million and $0 as of December 31, 2010 and 2009, respectively. The Company does not require collateral for private pay patients.  Accounts receivable at December 31, 2010 and December 31, 2009 were as follows (in thousands):

	December 31,
	2010	2009
Surgical facilities	$61,211	$34,394
Physician networks	614	597
Total	$61,825	$34,991
The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgical facilities as of December 31, 2010 and December 31, 2009:

	December 31,
	2010	2009
Private insurance	58%	59%
Government	18	15
Self-pay	8	13
Other	16	13
Total	100%	100%
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

Changes in the allowance for doubtful accounts and the amounts charged to revenues, costs and expenses were as follows (in thousands):

	Allowance Balance at Beginning of Period	Charged to Revenues, Costs and Expenses	Other	Allowance Balance at End of Period
Year ended December 31:
2008	$17,144	$3,559	$(6,720)	$13,983
2009	13,983	2,881	(7,884)	8,980
2010	8,980	6,638	(5,567)	10,051
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value.  Cost is determined using the first-in, first-out method.
Prepaid and Other Current Assets
A summary of prepaid and other current assets is as follows (in thousands):

	2010	2009
Prepaid expenses	$5,034	$4,900
Other receivables	3,600	7,392
	$8,634	$12,292
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
Depreciation expense, including the amortization of assets under capital leases, was $18.9 million, $16.8 million and $14.8 million for the periods ended December 31, 2010, 2009 and 2008, respectively.
Impairment of Long-Lived Assets
When events or circumstances indicate that the carrying value of certain property and equipment might be impaired, the Company prepares an expected undiscounted cash flow projection.  If the projection indicates that the recorded amounts of the property and equipment are not expected to be recovered, these amounts are reduced to estimated fair value.  The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation.  In 2010, the Company recorded an impairment of $897,000 related to its equity method investment located in Gresham, Oregon. In 2009, the Company recorded an impairment charge of $2.4 million related to its equity method investment located in Arcadia, California.   These impairment charges are included in the impairment and loss on disposal of long-lived assets.
Goodwill and Other Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets acquired.  The Company tests for impairment annually as of December 31, or more frequently if certain indicators are encountered.  See Note 5 for further discussion of our goodwill impairment valuation.
Other Intangible Assets
The Company recorded intangible assets of $19.5 million as a result of the purchase price allocation related to the certificates of need for certain of its facilities.  These indefinite-lived assets are not amortized. Effective November 15, 2010, the Company acquired an oncology practice, which is operated within the Company's existing facility located in Idaho Falls, Idaho. As a result of this acquisition, the Company recorded intangible assets related to a non-compete agreement of $2.3 million. This intangible asset will be amortized over a five year term. All of the Company's intangible assets are assessed for possible impairment under the Company's impairment policy, as described in Note 5.
Unfavorable leasehold rights arising from the Merger were $869,000.  Amortization of $83,468 was recorded in both 2010 and

2009.  The unamortized balance at December 31, 2010 totaled $591,229.  The unfavorable leasehold rights are amortized on a straight-line basis over the life of the applicable lease and reflected as a component of cost of revenues from continuing operations.  Scheduled amortization expense for the five years ending December 31, 2011 to 2015 is $83,468 per year.
Noncontrolling Interests
The consolidated financial statements include all assets, liabilities, revenues and expenses of surgical facilities in which the Company has sufficient ownership and rights to allow the Company to consolidate the surgical facilities.  Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.
Investments in and Advances to Affiliates
As of December 31, 2010 and 2009, the Company held interests in six and eight surgical facilities, respectively, in which it exercised significant influence. However, the Company does not consolidate these facilities because of a lack of control.  The Company accounts for such investments under the equity method.  As of both December 31, 2010 and 2009, the Company owned less than 20% of two and three of these surgical facilities, respectively, but exerted significant influence through board of director representation, as well as an agreement to manage the surgical facilities.
Other Assets
Other assets at December 31, 2010 and 2009 included approximately $7.5 million and $9.5 million, respectively, related to deferred financing costs.  Deferred financing costs primarily relate to the Company’s senior secured credit facility and the issuance of the Toggle Notes. Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements.  The deferred financing costs are amortized as interest expense on the accompanying consolidated statements of operations.
Other Accrued Expenses
A summary of other accrued expenses is as follows (in thousands):

	2010	2009
Interest payable	$9,865	$9,945
Current taxes payable	6,344	5,444
Insurance liabilities	1,540	2,651
Interest rate swap liability	—	5,045
Other accrued expenses	8,065	7,842
	$25,814	$30,927
Comprehensive Income
The Company reports other comprehensive income as a measure of changes in stockholders’ equity that results from recognized transactions.  The Company entered into an interest rate swap agreement on November 2, 2010.  The value of the interest rate swap was recorded as a long term liability of $314,000 at December 31, 2010.  The change in the fair value of the interest rate swap was recorded to comprehensive income, net of taxes, in the accompanying consolidated statements of stockholders equity. Comprehensive loss was $314,000, $2.7 million, and $5.6 million, for the years ended December 31, 2010, 2009 and 2008, respectively.
Revenues
Revenues by service type consist of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2010	2009	2008
Patient service revenues	$393,823	$322,786	$305,453
Physician service revenues	5,800	6,464	6,548
Other service revenues	6,427	7,694	9,483
Total revenues	$406,050	$336,944	$321,484
Patient Service Revenues
Approximately 97% of the Company’s revenues are patient service revenues.  Patient service revenues are revenues from healthcare procedures performed in each of the facilities that the Company consolidates for financial reporting purposes.  The fee charged varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications.  Also, in a very limited number of surgical facilities, the Company charges for anesthesia services.  The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.  Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid.  Changes in estimated contractual adjustments and discounts are recorded in the period of change.
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
Physician service revenues consist of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2010	2009	2008
Professional services revenues	$17,948	$18,736	$18,623
Contractual adjustments	(9,183)	(9,414)	(9,294)
Clinic revenue	8,765	9,322	9,329
Medical group retainage	(2,965)	(2,858)	(2,781)
Physician service revenues	$5,800	$6,464	$6,548
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
The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Private Insurance	69%	71%	72%
Government	25	24	22
Self-pay	4	4	4
Other	2	1	2
Total	100%	100%	100%
Supplemental Cash Flow Information
The Company made cash income tax payments of $474,000, $288,000 and $409,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  The Company made cash interest payments of $22.9 million, $18.2 million and $33.8 million for the years ended December 31, 2010, 2009 and 2008 respectively.  The Company made non-cash, in kind interest payments on its Toggle Notes of $26.1 million, $23.3 million and $17.6 million as of December 31, 2010, 2009 and 2008, respectively. The Company entered into capital leases for $516,000, $408,000 and $1.9 million of equipment for the years ended December 31, 2010, 2009 and 2008, respectively.
Recently Issued and Adopted Accounting Guidelines
Adopted
In June 2009, the FASB issued changes to the accounting for variable interest entities.  These changes require an enterprise: (i) to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (iii) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iv) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and (v) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  These changes became effective for the Company on January 1, 2010.  The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.
Issued
In August 2010, the FASB issued ASU No. 2010-24, “Health Care Entities” (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries. This ASU eliminates the practice of netting claim liabilities with expected related insurance recoveries for balance sheet presentation. Claim liabilities are to be determined with no regard for recoveries and presented on the balance sheet on a gross basis. Expected insurance recoveries are presented separately. ASU 2010-24 is effective January 1, 2011, and is not expected to impact the Company's results of operations or cash flows.

Reclassifications
Certain reclassifications have been made to the comparative periods’ financial statements to conform to the 2010 presentation.  The reclassifications primarily related to the presentation of discontinued operations and had no impact on the Company’s financial position or results of operations.

3.  Acquisitions and Equity Method Investments
On April 9, 2010, the Company completed the acquisition of a 54.5% ownership interest in a 43-bed general acute care hospital with a surgical and obstetrics focus located in Idaho Falls, Idaho. The purchase price for the acquisition was $31.9 million, plus existing third-party indebtedness of $6.1 million and other obligations of $48.0 million, which are consolidated on the Company's balance sheet.

On July 1, 2010, the Company acquired an incremental, controlling ownership interest of 37.0% in one of its surgical facilities located in Chesterfield, Missouri for $18.8 million and began consolidating the facility for financial reporting purposes. Prior to the acquisition date, the Company owned a 13.0% interest in this facility which was accounted for as an equity method investment. The acquisition date fair value of the existing equity interest was $16.3 million and is included in the measurement of the consideration transferred for purposes of allocating the purchase price. The fair value was determined using comparable market multiples. The Company recognized a gain of $3.2 million as a result of remeasuring its existing equity interest in the facility prior to the purchase of the incremental interest. The gain is presented separately as “Business combination remeasurement gains” on the consolidated statement of operations.

The Company has accounted for these acquisitions under the purchase method of accounting. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values. The preliminary allocation of the purchase price was based upon management's preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, and such valuation is subject to change.

The following table summarizes the allocation of the aggregate purchase price of the acquisitions recorded using the purchase method of accounting for the year ended December 31, 2010 (in thousands):

December 31, 2010
Cash consideration	$50,709
Working capital true-up in escrow	(601)
Fair value of the noncontrolling interests	40,207
Total consideration	90,315
Net assets acquired
Cash	6,278
Accounts receivable	18,649
Inventories	1,316
Prepaid expenses and other current assets	724
Property and equipment	61,410
Other assets	557
Accounts payable	(3,172)
Accrued payroll and benefits	(2,425)
Other accrued expenses	(667)
Current portion of long-term debt	(1,829)
Long-term debt, less current maturities	(10,517)
Other liabilities (a)	(61,292)
Net assets acquired	9,032
Excess of purchase price over identifiable net assets acquired	$81,283

(a)	Other liabilities include $48.0 million to record the financing obligation payable to the hospital facility lessor relating to the land, building and improvements.

Following are the results for the year ended December 31, 2010 and December 31, 2009 as if the acquisitions had occurred on January 1, of the respective periods (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues	$432,322	$413,431	$403,197
Net (loss) income	22,468	8,269	4,783
Net loss attributable to Symbion, Inc	$(6,468)	$(17,199)	$(19,154)

Effective May 1, 2009, the Company acquired a 47.0% ownership interest in a surgical hospital in Austin, Texas for $350,000 plus the assumption of $2.6 million of debt.  The acquisition was financed with cash from operations.  The Company, as general partner, has the ability to direct the financial affairs of the facility, and as such, this facility is consolidated for financial reporting purposes.
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

4.  Discontinued Operations and Divestitures
The Company evaluates its portfolio of surgical facilities to ensure the facilities are performing as expected. During 2010, the Company committed to a plan to divest its interest in four facilities that are consolidated for financial reporting purposes. In September 2010, the Company sold its interest in a surgical facility located in Orlando, Florida for net proceeds of $1.3 million and recognized a loss of $2.2 million, which includes an accrual of $1.7 million for future contractual obligations under a facility operating lease. As of December 31, 2010, the lease liability was $1.4 million. In October 2010, the Company sold its interest in a surgical facility located in Duncanville, Texas for net proceeds of $1.0 million and recognized a gain of $256,000. In December 2010, the Company sold its interest in surgical facilities located in Hammond, Louisiana and Vincennes, Indiana for net proceeds of $583,000 and $591,000, respectively, and recognized a gain of $109,000 and a loss of $275,000, respectively. All of the aforementioned divestitures were included in losses from discontinued operations. These facilities' assets, liabilities, revenues, expenses and cash flows have been classified as discontinued operations for all periods presented.
During the fourth quarter of 2010, the Company took one facility located in San Antonio, Texas, previously listed as held for sale, off the market. The results of operations for this surgical facility have been reclassified from discontinued operations to continuing operations for all periods presented. Revenues and the net income for the years ended December 31, 2010, 2009 and 2008 related to this facility, which has been recast as continuing operations, are as follows:

	Year Ended December 31,
	2010	2009	2008
Revenues	$4,457	$4,381	$4,584
Net income	$67	$166	$359
In February 2009, the Company ceased operations at its surgical facility located in Englewood, Colorado.  A loss was recorded on the disposal of $5.9 million, which included an accrual of $4.6 million for future contractual obligations under a facility operating lease. The Company terminated this contractual lease obligation in July 2010 and paid cash of $1.2 million to settle the $3.6 million balance remaining on the obligation. A $2.4 million gain is included in the loss from discontinued operations as of December 31, 2010.
Revenues, the loss on operations before income taxes, income tax provision (benefit), gain (loss) on sale, net of taxes and the loss from discontinued operations net of taxes for the years ended December 31, 2010, 2009 and 2008 related to discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenues	$8,697	$14,548	$17,879
Loss on operations, before taxes	$(1,337)	$(18)	$(953)
Income tax provision (benefit)	$5	$41	$(1,383)
Gain (loss) on sale, net of taxes	$378	$(5,840)	$(3,527)
Loss from discontinued operations, net of taxes	$(964)	$(5,899)	$(3,097)
Effective February 1, 2010, the Company disposed of its ownership interest in its surgical facility located in Arcadia, California.  The Company recorded an impairment charge related to this equity method investment of $2.4 million in 2009.  Effective July 10, 2009, the Company disposed of its ownership interest in its surgical facility located in Temple, Texas.  A loss of $273,000 was recorded in the quarter ended June 30, 2009. Because both of these investments were accounted for under the equity method, the results of operations for these facilities are not reported as discontinued operations.  The loss on disposal of these facilities is included in impairment and loss on disposal of long-lived assets.

5.  Goodwill and Intangible Assets
The Company tests its goodwill and intangible assets for impairment at least annually, or more frequently if certain indicators arise.  The Company tests goodwill at the reporting unit level, which the Company concludes is the consolidated results of Symbion, Inc.  The

Company completed the required annual impairment testing as of December 31, 2010, 2009 and 2008.
During 2010, the Company performed its impairment test by developing a fair value estimate of the business enterprise as of December 31, 2010 using a discounted cash flow approach and corroborated this analysis using a market-based approach.  As the Company does not have publicly traded equity from which to derive a market value, an assessment of peer company data was performed whereby the Company selected comparable peers based on growth and leverage ratios, as well as industry specific characteristics.  Management estimated a reasonable market value of the Company as of December 31, 2010 based on earnings multiples and trading data of the Company's peers. This market-based approach was then used to corroborate the results of the discounted cash flows approach.  No impairment was indicated as of December 31, 2010.
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2009	$545,238
Acquisitions	81,283
Purchase price allocations	(109)
Disposals	(1,675)
Balance at December 31, 2010	$624,737
Purchase price allocations for the period reflect adjustments to the identifiable net assets of acquired facilities. As a result of the acquisition of a 54.5% ownership interest in a general acute care hospital with a surgical and obstetrics focus, located in Idaho Falls, Idaho during the second quarter of 2010, the Company recorded goodwill of $50.2 million. As a result of the acquisition of an incremental, controlling ownership interest in its Chesterfield, Missouri facility during the third quarter of 2010, the Company recorded goodwill of $31.1 million.
Effective December 31, 2010, the Company disposed of its facilities located in Hammond, Louisiana and Vincennes, Indiana, including goodwill of $506,000. Effective October 31, 2010, the Company disposed of its facility located in Duncanville, Texas, including goodwill of $417,000. Effective September 30, 2010, the Company disposed of its facility located in Orlando, Florida, including goodwill of $752,000.
Effective November 15, 2010, the Company acquired an oncology practice, which is operated within the Company's existing facility located in Idaho Falls, Idaho. As a result of this acquisition, the Company recorded intangible assets related to a non-compete agreement of $2.3 million. This intangible asset will be amortized over a five year term. Additionally, the Company has intangible assets related to the certificates of need for certain of its facilities of $19.5 million. These indefinite-lived assets are not amortized, but are assessed for possible impairment under the Company's impairment policy.

6.  Operating Leases
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
The future minimum lease payments under non-cancelable operating leases at December 31, 2010 are as follows (in thousands):

2011	$22,675
2012	21,510
2013	18,726
2014	15,595
2015	9,692
Thereafter	39,571
Total minimum lease payments	$127,769
Total rent and lease expense was $24.5 million, $24.4 million and $20.9 million for the periods ended December 31, 2010, 2009 and 2008, respectively.  The Company incurred rental expense of $5.6 million, $5.6 million and $4.6 million under operating leases with physician investors and an entity that is an affiliate of one of the Company’s former directors for the periods ended December 31, 2010, 2009 and 2008, respectively.

7.  Long-Term Debt
The Company’s long-term debt is summarized as follows (in thousands)

	December 31,
	2010	2009
Senior secured credit facility	$277,500	$232,125
Senior PIK toggle notes	232,000	206,967
Notes payable to banks	19,104	14,323
Secured term loans	2,918	2,510
Capital lease obligations	5,090	8,951
	536,612	464,876
Less current maturities	(29,195)	(20,118)
	$507,417	$444,758
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
The Tranche A Term Loan matures on August 23, 2013, the Tranche B Term Loan matures on August 23, 2014 and the Revolving Facility matures on August 23, 2013.  The Tranche A Term Loan requires quarterly payments of $4.7 million from December 31, 2010 through September 30, 2011, quarterly payments of $6.3 million from December 31, 2011 through September 30, 2012, quarterly payments of $18.1 million from December 31, 2012 through June 30, 2013 and a balloon payment of $12.6 million on August 23, 2013.  The Tranche B Term Loan requires quarterly principal payments of $312,500 through June 30, 2014 and a balloon payment of $111.1 million on August 23, 2014.
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
As of December 31, 2010, the amount outstanding under the senior secured credit facility was $277.5 million with an interest rate on the borrowings of 3.5%.  The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used.  The Company pays this fee quarterly.  As of December 31, 2010, the amount available under the Revolving Facility was $44.0 million.
Interest Rate Swap
On November 2, 2010, the Company entered into an interest rate swap agreement to protect the Company against certain interest rate fluctuations of the LIBOR rate on $100.0 million of the Company’s variable rate debt under the senior secured credit facility, with Goldman Sachs, Inc., as counterparty.  The effective date of the interest rate swap was December 31, 2010, and it is scheduled to expire on December 31, 2012.  The interest rate swap effectively fixes the Company’s LIBOR interest rate on the $100.0 million of variable debt at a rate of 0.85%.
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
The Company does not hold or issue derivative financial instruments for trading purposes.  The fair value of the Company’s interest rate swap at December 31, 2010 reflected a liability of approximately $314,000. The interest rate swap reflects a liability balance as of December 31, 2010 because of a decrease in market interest rates since inception.
At inception, the Company designated the interest rate swap as a cash flow hedge instrument.  The Company assesses the effectiveness of this cash flow hedge instrument on a quarterly basis.  As of December 31, 2010, the Company determined the hedge instrument to be effective.
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
Since August 23, 2008, the Company has elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes has increased by $52.1 million from the issuance of the Toggle Notes to December 31, 2010. On August 23, 2010, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 24, 2010 to February 23, 2011. The Company has accrued $9.7 million in interest in other accrued expenses as of December 31, 2010. As of December 31, 2010, the amount outstanding under the Toggle Notes was $232.0 million.
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
At December 31, 2010, the Company was in compliance with all material covenants required by each of the senior secured credit facility and the Toggle Notes.
Notes Payable to Banks
Certain subsidiaries of the Company have outstanding bank indebtedness of $19.1 million which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.  During 2010, the Company extinguished certain facility level notes payable to banks. The Company recognized a gain of $1.9 million due to this debt extinguishment.
Capital Lease Obligations
The Company is liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at December 31, 2010 and 2009 was $5.1 million and $9.0 million, respectively.  The carrying value of the assets was $5.2 million and $5.7 million as of December 31, 2010 and 2009, respectively.

Other Long-Term Debt Information
Scheduled maturities of obligations as of December 31, 2010 are as follows (in thousands):

	Long-term Debt	Capital Lease Obligations	Total
2011	$26,804	$2,391	$29,195
2012	101,841	1,428	103,269
2013	56,833	1,046	57,879
2014	113,001	146	113,147
2015	1,043	79	1,122
Thereafter	232,000	—	232,000
	$531,522	$5,090	$536,612

8.  Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return.  The partnerships and limited liability companies file separate income tax returns.  The Company's allocable portion of each partnership's and limited liability company's income or loss is included in the taxable income of the Company.  The remaining income or loss of each partnership and limited liability company is allocated to the other owners.  The Company made income tax payments of $474,000 and $288,000 for the periods ended December 31, 2010 and 2009, respectively.
Income tax expense from continuing operations is comprised of the following (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Current:
Federal	$(1,763)	$(111)	$(1,756)
State	272	669	441
Deferred	9,278	7,204	14,779
Income tax expense	$7,787	$7,762	$13,464
A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income (loss) before taxes by the U.S. federal statutory rate of 35% was as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Tax at U.S. statutory rates	$9,409	$3,828	$6,854
State income taxes, net of federal tax benefit	1,328	565	988
Change in valuation allowance	3,720	10,260	14,468
Expiration of capital loss carryforwards	2,666	—	—
Net income attributable to noncontrolling interests	(9,405)	(6,906)	(8,337)
Other	69	15	(509)
	$7,787	$7,762	$13,464

The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax liability are as follows at December 31 (in thousands):

	2010	2009
Deferred tax assets:
Accrued malpractice reserve	$595	$678
Accrued vacation and bonus	778	296
Net operating loss carryforwards	39,157	26,116
Deferred project costs	31	84
Deferred rent	245	979
Interest rate swap	115	1,964
Capital loss carryforward	4,639	5,619
Stock option compensation	3,519	3,139
Other deferred assets	723	406
Total gross deferred tax assets	49,802	39,281
Less: Valuation allowance	(44,053)	(37,371)
Total deferred tax assets	5,749	1,910
Deferred tax liabilities:
Depreciation on property and equipment	(1,333)	(193)
Amortization of intangible assets	(2,696)	(2,241)
Basis differences of partnerships and joint ventures	(47,781)	(39,150)
Deferred financing costs and OID	(2,905)	(461)
Basis difference on divestitures	(2,158)	—
Other liabilities	(183)	(209)
Total deferred tax liabilities	(57,056)	(42,254)
Net deferred tax liability	$(51,307)	$(40,344)
As of December 31, 2010, the Company has recorded current deferred tax assets and net non-current deferred tax liabilities of $2,000 and $51.3 million, respectively.  The Company had federal net operating loss carryforwards of $88.1 million as of December 31, 2010, which expire between 2027 and 2030.  The Company had state net operating loss carryforwards of $193.9 million as of December 31, 2010, which expire between 2010 and 2030.  The Company had capital loss carryforwards of $13.3 million as of December 31, 2010, which expire between 2010 and 2015.
The Company recorded a valuation allowance against deferred tax assets at December 31, 2010 and December 31, 2009 totaling $44.1 and $37.4 million, respectively, which represents an increase of approximately $6.7 million.  The valuation allowance has been provided for certain deferred tax assets, for which the Company believes it is more likely than not that the assets will not be realized.  Included in the change in valuation allowance was a decrease of approximately $681,000 that was recorded to Other Comprehensive Income related to the tax effect of the interest rate swap changes. In addition, approximately $1.9 million of the increase in the valuation allowance was recorded to additional paid in capital as the result of the tax effect of the acquisitions and disposals of shares of noncontrolling interests.
For the year ended December 31, 2010, the Company recorded income tax expense of $4,900 related to discontinued operations.
A reconciliation of the beginning and ending liability for gross unrecognized tax benefits at December 31, 2010 and 2009 is as follows (in thousands).

	2010	2009
Unrecognized tax benefits balance at January 1	$3,315	$44
Additions based on tax provisions related to the current year	—	3,094
Additions for tax positions of prior years	386	190
Reductions for settlements with taxing authorities	(22)	(13)
Reductions for the expiration of statutes of limitations	(101)
Unrecognized tax benefits balance at December 31	$3,578	$3,315
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2010 and 2009, the Company had approximately $163,000 and $96,000 of accrued interest and penalties related to uncertain tax positions, respectively.
The Company's U.S. federal and state income tax returns for tax years 2006 and beyond remain subject to examination. During

2010, the Company was notified that the Internal Revenue Service would commence an audit of the Company's federal income tax returns for the years ended December 31, 2006 through 2009.
The Company believes that it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $3.4 million in the coming twelve months principally as a result of the settlement of currently ongoing examinations.  The reasonably possible change of $3.4 million is related to the carryback of the Company's net operating loss, and included in other current liabilities in the consolidated balance sheet as of December 31, 2010.
Total amount of accrued liabilities related to uncertain tax positions that would affect the Company's effective tax rate if recognized is $3.5 million as of December 31, 2010 and $3.2 million as of December 31, 2009.

9.  Stock Options
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
During 2010, the Company issued to certain employees 187,682 options to purchase shares of common stock included in the August 31, 2007 grant, which were reserved for issuance for positions to be filled after the initial grant.  During 2009, the Company issued to certain employees 94,417 options included in the August 31, 2007 grant.  The Company began expensing these options during the requisite service period.
Valuation Methodology
The fair values of the options were derived using the Black-Scholes option pricing model.  In applying the Black-Scholes option pricing model, the Company used the following assumptions:

▪
Weighted average risk-free interest rate.  The risk-free interest rate is used as a component of the fair value of stock options to take into account the time value of money.  For the risk-free interest rate, the Company uses the implied yield on United States Treasury zero-coupon issues with a remaining term equal to the expected life, in years, of the options granted.

▪
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

▪
Expected life, in years.  A clear distinction is made between the expected life of the option and the contractual term of the option.  The expected life of the option is considered the amount of time, in years, that the option is expected to be outstanding before it is exercised.  Whereas, the contractual term of the stock option is the term the option is valid before it expires.

▪
Expected dividend yield.  Since issuing dividends will affect the fair value of a stock option, GAAP requires companies to estimate future dividend yields or payments.  The Company has not historically issued dividends and does not intend to issue dividends in the future.

▪
Expected forfeiture rate.  The Company uses an estimated forfeiture rate based on historical experience for the respective position held by the option holder.  The Company reviews the forfeiture estimate annually in comparison to the actual forfeiture rate experienced.

The following table summarizes the assumptions used by the Company in the valuation of the time-vested options for the various periods:

	Weighted average fair value per share	Weighted average risk-free interest rate	Expected volatility	Expected life, in years	Expected dividend yield	Expected forfeiture rate
March 31, 2008	$4.72	4.4%	42.0%	6.5	—%	4.0%
March 31, 2009	$0.70	0.5%	42.0%	6.5	—%	4.0%
March 31, 2010	$2.13	2.7%	42.0%	6.5	—%	4.0%
Pro Forma Net Income
The Company recorded non-cash compensation expense of $1.3 million for each of the years ended December 31, 2010 and 2009 and $2.1 million for the year ended December 31, 2008.  After noncontrolling interests and the related tax benefit, the Company recorded a net impact of approximately $818,000 for 2010, $793,000 for 2009 and $1.3 million for 2008.
Outstanding Option Information
The following is a summary of option transactions since the December 31, 2007:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
				(in thousands)		(in years)
2008 Activity
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	78,527	—	—	—	—	—
Vested	275,213	10.00	4.90	1,349	—	8.6
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2008	3,442,124	8.49	5.60	19,287	—	7.8
Exercisable at December 31, 2008	1,147,475	5.47	6.99	8,017	1.52	6.6

2009 Activity
Granted	—	$—	$—	$—	$—	—
Exercised	—	—	—	—	—	—
Forfeited	69,538	—	—	—	—	—
Vested	284,655	10.00	4.76	1,355	—	7.7
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2009	3,372,586	8.46	5.62	18,945	—	6.5
Exercisable at December 31, 2009	1,432,129	$6.37	$6.54	$9,372	$0.18	6.1

2010 Activity
Granted	—	$—	$—	$—	$—	—
Exercised	(19,009)	—	—	—	—	—
Forfeited	16,307	—	—	—	—	—
Vested	284,655	10.00	4.60	1,308,970	—	6.9
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2010	3,337,270	8.45	5.62	18,758,498	—	5.7
Exercisable at December 31, 2010	1,697,776	$7.16	$6.34	$10,767,383	$—	5.3

As of December 31, 2010, the total compensation expense related to non-vested time-based awards not yet recognized was $1.5 million.  Substantially all of this expense will be recognized over three years.
The following table summarizes information regarding the options outstanding at December 31, 2010:

Options Outstanding				Options Exercisable
Exercise Prices	Outstanding as of December 31, 2010	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable as of December 31, 2010	Weighted-Average Exercise Price
$1.50	592,790	3.07	$1.50	592,790	$1.50
10.00	2,744,480	4.22	10.00	1,104,986	10.00
	3,337,270	—	7.98	1,697,776	—
Total unvested share awards as of December 31, 2010 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
				(in thousands)		(in years)
Unvested at January 1, 2010	1,940,456	$10.00	$4.93	$9,569	—	7.8
Forfeited	16,307	—	—	—	—	—
Vested	284,655	10.00	4.60	1,309	—	6.9
Unvested at December 31, 2010	1,639,494	10.00	4.23	6,940	—	4.2

10.  Employee Benefit Plans
Symbion, Inc. 401(k) Plan
The Symbion, Inc. 401(k) Plan (the “401(k) Plan”) is a defined contribution plan whereby employees who have completed six months of service in which they have worked a minimum of 1,000 hours and are age 21 or older are eligible to participate.  Employees may enroll in the plan on either January 1 or July 1 of each year.  The 401(k) Plan allows eligible employees to make contributions of varying percentages of their annual compensation, up to the maximum allowed amounts by the Internal Revenue Service.  Eligible employees may or may not receive a match by the Company of their contributions.  The match varies depending on location and is determined prior to the start of each plan year.  Generally, employer contributions vest 20% after two years of service and continue vesting at 20% per year until fully vested.  The Company’s matching expense for the years ended December 31, 2010, 2009 and 2008 was $665,000, $326,000 and $1.1 million, respectively.
Supplemental Retirement Savings Plan
The Company adopted the supplemental retirement savings plan (the “SERP”) in May 2005.  The SERP provides supplemental retirement alternatives to eligible officers and key employees of the Company by allowing participants to defer portions of their compensation.  Under the SERP, eligible employees may enroll in the plan before December 31 to be entered in the plan the following year.  Eligible employees may defer into the SERP up to 25% of their normal period payroll and up to 50% of their annual bonus.  If the enrolled employee contributes a minimum of 2% of his or her base salary into the SERP, the Company will contribute 2% of the enrolled employee’s base salary to the plan and has the option of contributing additional amounts.  Periodically, the enrolled employee’s deferred amounts are transferred to a plan administrator.  The plan administrator maintains separate non-qualified accounts for each enrolled employee to track deferred amounts.  On May 1 of each year, the Company is required to make its contribution to each enrolled employee’s account.  Compensation expense recorded by the Company related to the Company’s contribution to the SERP was $44,000, $53,000 and $54,000, for years ended December 31, 2010, 2009 and 2008, respectively.

11.  Commitments and Contingencies
Debt and Lease Guaranty on Non-consolidated Entities
The Company has guaranteed $2.0 million of operating lease payments of certain non-consolidated surgical facilities.  These operating leases typically have 10 year terms, with optional renewal periods.  As of December 31, 2010, the Company has also guaranteed $1.7 million of debt of four non-consolidated surgical facilities.  In the event that the Company meets certain financial and debt service benchmarks, the guarantees at these surgical facilities will expire between 2011 and 2017.
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
Laws and Regulations
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation.  Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs.  From time to time, governmental regulatory agencies will conduct inquiries of the Company’s practices.  It is the Company’s current practice and future intent to cooperate fully with such inquiries.  The Company is not aware of any such inquiry that would have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
The Company cannot predict whether federal or state statutory or regulatory provisions will be enacted that would prohibit or otherwise regulate relationships which the Company has established or may establish with other healthcare providers or have materially adverse effects on its business or revenues arising from such future actions.  The Company believes, however, that it will be able to adjust its operations so as to be in compliance with any regulatory or statutory provision as may be applicable.
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

12.  Related Party Transactions
In addition to related party transactions discussed elsewhere in the notes to the accompanying consolidated financial statements, the consolidated financial statements include the following related party transactions.  On August 23, 2007, the Company entered into a ten year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, for the year ended December 31, 2010, has an asset of $638,356 that is included in prepaid expenses and other current assets.
As of December 31, 2010 and 2009, the Company had $575,000 and $545,000, respectively, payable to physicians at the Company's physician network as a result of cash receipts in excess of expenditures for the related facilities.  These amounts are included in other accrued expenses.

13.  Selected Quarterly Financial Data (Unaudited)
The following is selected quarterly financial data for each of the four quarters in 2010 and 2009.  Quarterly results are not necessarily representative of operations for a full year.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited and in thousands)
Revenues	$83,545	$103,463	$104,821	$114,221
Cost of revenues	61,203	72,618	75,294	81,030
(Loss) income from continuing operations	(924)	5,981	6,781	7,257
Net (loss) income	(5,648)	(1,058)	283	(2,317)
	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited and in thousands)
Revenues	$81,513	$85,901	$84,357	$85,173
Cost of revenues	55,151	60,218	61,928	62,106
Income (loss) from continuing operations	3,586	3,526	(3,149)	(787)
Net loss	(9,013)	(1,896)	(7,044)	(4,501)
14.  Financial Information for the Company and Its Subsidiaries
The Company conducts substantially all of its business through its subsidiaries.  Presented below is condensed consolidating financial information for the Company and its subsidiaries as required by regulations of the Securities and Exchange Commission (“SEC”) in connection with the Company’s Toggle Notes that have been registered with the SEC.  The information segregates the parent company issuer, the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and consolidating adjustments.  The operating and investing activities of the separate legal entities are fully interdependent and integrated.  Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis.  All of the subsidiary guarantees are both full and unconditional and joint and several.

SYMBION, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2010

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,849	$27,700	$30,909	$—	$73,458
Accounts receivable, net	—	554	61,271	—	61,825
Inventories	—	159	10,639	—	10,798
Prepaid expenses and other current assets	1,201	78	7,355	—	8,634
Due from related parties	2,285	43,798	—	(46,083)	—
Deferred tax asset	2	—	—	—	2
Current assets of discontinued operations	—	—	1,003	—	1,003
Total current assets	18,337	72,289	111,177	(46,083)	155,720
Property and equipment, net	1,005	2,329	137,298	—	140,632
Goodwill and intangible assets	646,554	—	—	—	646,554
Investments in and advances to affiliates	96,761	23,711	5,903	(108,551)	17,824
Other assets	7,979	1	1,653	—	9,633
Long-term assets of discontinued operations	—	—	34	—	34
Total assets	$770,636	$98,330	$256,065	$(154,634)	$970,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15	$103	$12,278	$—	$12,396
Accrued payroll and benefits	2,014	138	7,938	—	10,090
Due to related parties	—	—	46,083	(46,083)	—
Other accrued expenses	15,906	331	9,577	—	25,814
Current maturities of long-term debt	21,783	42	7,370	—	29,195
Current liabilities of discontinued operations	—	—	923	—	923
Total current liabilities	39,718	614	84,169	(46,083)	78,418
Long-term debt, less current maturities	487,994	84	19,339	—	507,417
Deferred income tax payable	51,307	—	2	—	51,309
Other liabilities	288	871	67,791	—	68,950
Long-term liabilities of discontinued operations	—	—	22	—	22
Noncontrolling interest - redeemable	—	—	36,030	—	36,030
Total Symbion, Inc. stockholders’ equity	191,329	96,761	5,887	(108,551)	185,426
Noncontrolling interests - nonredeemable	—	—	42,825	—	42,825
Total equity	191,329	96,761	48,712	(108,551)	228,251
Total liabilities and stockholders’ equity	$770,636	$98,330	$256,065	$(154,634)	$970,397

SYMBION, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2009

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,272	$14,992	$21,485	$—	$47,749
Accounts receivable, net	—	586	34,405	—	34,991
Inventories	—	—	9,361	—	9,361
Prepaid expenses and other current assets	4,234	416	7,642	—	12,292
Deferred tax asset	432	—	—	—	432
Current assets of discontinued operations	—	—	2,934	—	2,934
Total current assets	15,938	15,994	75,827	—	107,759
Property and equipment, net	1,331	433	86,092	—	87,856
Goodwill and intangible assets	564,718	—	—	—	564,718
Investments in and advances to affiliates	107,051	91,802	4,193	(185,394)	17,652
Other assets	9,790	44	826	—	10,660
Long-term assets of discontinued operations	—	—	2,081	—	2,081
Total assets	$698,828	$108,273	$169,019	$(185,394)	$790,726
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15	$136	$7,367	$—	$7,518
Accrued payroll and benefits	464	593	4,749	—	5,806
Other accrued expenses	17,296	390	13,241	—	30,927
Current maturities of long-term debt	10,865	—	9,253	—	20,118
Current liabilities of discontinued operations	—	—	2,608	—	2,608
Total current liabilities	28,640	1,119	37,218	—	66,977
Long-term debt, less current maturities	428,655	—	16,103	—	444,758
Deferred income tax payable	40,424	—	352	—	40,776
Other liabilities	3,503	103	2,281	—	5,887
Long-term liabilities of discontinued operations	—	—	3,868	—	3,868
Noncontrolling interest - redeemable	—	—	31,650	—	31,650
Total Symbion, Inc. stockholders’ equity	197,606	107,051	74,150	(185,394)	193,413
Noncontrolling interests - nonredeemable	—	—	3,397	—	3,397
Total equity	197,606	107,051	77,547	(185,394)	196,810
Total liabilities and stockholders’ equity	$698,828	$108,273	$169,019	$(185,394)	$790,726

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2010

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$35,101	$9,846	$376,719	$(15,616)	$406,050
Operating expenses:
Salaries and benefits	—	4,558	109,037	—	113,595
Supplies	—	833	92,026	—	92,859
Professional and medical fees	—	1,064	28,008	—	29,072
Rent and lease expense	—	748	23,801	—	24,549
Other operating expenses	—	434	29,636	—	30,070
Cost of revenues	—	7,637	282,508	—	290,145
General and administrative expense	22,464	—	—	—	22,464
Depreciation and amortization	680	301	17,919		18,900
Provision for doubtful accounts	—	176	6,462	—	6,638
Income on equity investments	—	(2,901)	—	—	(2,901)
Impairment and gains on disposal of long-lived assets	(911)	—	—	—	(911)
Litigation settlements, net	(35)	—	—		(35)
Management fees	—	—	15,616	(15,616)	—
Business combination remeasurement gains	(3,169)	—	—	—	(3,169)
Equity in earnings of affiliates	(22,088)	(17,454)	—	39,542	—
Total operating expenses	(3,059)	(12,241)	322,505	23,926	331,131
Operating income (loss)	38,160	22,087	54,214	(39,542)	74,919
Interest (expense) income, net	(39,213)	1	(8,825)	—	(48,037)
(Loss) income before taxes and discontinued operations	(1,053)	22,088	45,389	(39,542)	26,882
Provision for income taxes	7,687	—	100	—	7,787
(Loss) income from continuing operations	(8,740)	22,088	45,289	(39,542)	19,095
Loss from discontinued operations, net of taxes	—	—	(964)	—	(964)
Net (loss) income	(8,740)	22,088	44,325	(39,542)	18,131
Net income attributable to noncontrolling interests	—	—	(26,871)	—	(26,871)
Net (loss) income attributable to Symbion, Inc.	$(8,740)	$22,088	$17,454	$(39,542)	$(8,740)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2009

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$35,064	$9,299	$307,957	$(15,376)	$336,944
Operating expenses:
Salaries and benefits	—	4,751	89,986	—	94,737
Supplies	—	698	70,952	—	71,650
Professional and medical fees	—	1,153	20,821	—	21,974
Rent and lease expense	—	772	23,675	—	24,447
Other operating expenses	—	507	26,088	—	26,595
Cost of revenues	—	7,881	231,522	—	239,403
General and administrative expense	21,448	—	—	—	21,448
Depreciation and amortization	696	270	15,841	—	16,807
Provision for doubtful accounts	—	198	2,683	—	2,881
Income on equity investments	—	(2,318)	—	—	(2,318)
Impairment and gains on disposal of long-lived assets	835	2,422	—	—	3,257
Proceeds from insurance settlements, net	—	(430)	—	—	(430)
Management fees	—	—	15,376	(15,376)	—
Equity in earnings of affiliates	(23,814)	(22,544)	—	46,358	—
Total operating expenses	(835)	(14,521)	265,422	30,982	281,048
Operating income (loss)	35,899	23,820	42,535	(46,358)	55,896
Interest (expense) income, net	(51,134)	(6)	6,182	—	(44,958)
(Loss) income before taxes and discontinued operations	(15,235)	23,814	48,717	(46,358)	10,938
Provision for income taxes	7,219	—	543	—	7,762
(Loss) income from continuing operations	(22,454)	23,814	48,174	(46,358)	3,176
Loss from discontinued operations, net of taxes	—	—	(5,899)	—	(5,899)
Net (loss) income	(22,454)	23,814	42,275	(46,358)	(2,723)
Net loss attributable to noncontrolling interests	—	—	(19,731)	—	(19,731)
Net (loss) income attributable to Symbion, Inc.	$(22,454)	$23,814	$22,544	$(46,358)	$(22,454)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$35,122	$10,685	$291,351	$(15,674)	$321,484
Operating expenses:
Salaries and benefits	—	17,229	71,247	—	88,476
Supplies	—	923	63,340	—	64,263
Professional and medical fees	—	5,416	12,141	—	17,557
Rent and lease expense	—	2,032	18,895	—	20,927
Other operating expenses	—	3,658	20,991	—	24,649
Cost of revenues	—	29,258	186,614	—	215,872
General and administrative expense	23,923	—	—	—	23,923
Depreciation and amortization	280	492	14,073	—	14,845
Provision for doubtful accounts	—	262	3,297	—	3,559
Income on equity investments	—	(1,504)	—	—	(1,504)
Impairment and gains on disposal of long-lived assets	—	—	897	—	897
Litigation settlements, net	—	—	893	—	893
Management fees	—	—	15,674	(15,674)	—
Equity in earnings of affiliates	(22,312)	(39,841)	—	62,153	—
Total operating expenses	1,891	(11,333)	221,448	46,479	258,485
Operating income (loss)	33,231	22,018	69,903	(62,153)	62,999
Interest (expense) income, net	(41,977)	294	(1,732)	—	(43,415)
(Loss) income before taxes and discontinued operations	(8,746)	22,312	68,171	(62,153)	19,584
Provision for income taxes	12,052	—	1,412	—	13,464
(Loss) income from continuing operations	(20,798)	22,312	66,759	(62,153)	6,120
Loss from discontinued operations, net of taxes	—	—	(3,097)	—	(3,097)
Net (loss) income	(20,798)	22,312	63,662	(62,153)	3,023
Net income attributable to noncontrolling interests	—	—	(23,821)	—	(23,821)
Net income (loss) attributable to Symbion, Inc.	$(20,798)	$22,312	$39,841	$(62,153)	$(20,798)

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2010

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(8,740)	$22,088	$44,325	$(39,542)	$18,131
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	964	—	964
Depreciation and amortization	680	301	17,919	—	18,900
Amortization of deferred financing costs	2,004	—	—	—	2,004
Non-cash payment-in-kind interest option	26,079	—	—	—	26,079
Non-cash stock option compensation expense	1,336	—	—	—	1,336
Non-cash recognition of other comprehensive loss into earnings	2,732	—	—	—	2,732
Non-cash credit risk adjustment of financial instruments	189	—	—	—	189
Non-cash gains	(4,080)	—	—	—	(4,080)
Deferred income taxes	10,979	—	—	—	10,979
Equity in earnings of consolidated affiliates	(22,088)	(17,454)	—	39,542	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—	50	—	—	50
Provision for doubtful accounts	—	176	6,462	—	6,638
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(14,886)	—	(14,886)
Income taxes payable	2,298	—	—	—	2,298
Other assets and liabilities	(54,224)	51,652	7	—	(2,565)
Net cash (used in) provided by operating activities — continuing operations	(42,835)	56,813	54,791	—	68,769
Net cash used in operating activities —discontinued operations	—	—	(550)	—	(550)
Net cash (used in) provided by operating activities	(42,835)	56,813	54,241	—	68,219
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(44,105)	—	—	(44,105)
Purchases of property and equipment, net	(196)	—	(8,516)	—	(8,712)
Payments from unit activity of unconsolidated facilities	(55)				(55)
Change in other assets	—	—	(278)	—	(278)
Net cash used in investing activities —continuing operations	(251)	(44,105)	(8,794)	—	(53,150)
Net cash used in investing activities —discontinued operations	—	—	(19)	—	(19)
Net cash used in investing activities	(251)	(44,105)	(8,813)	—	(53,169)
Cash flows from financing activities:
Principal payments on long-term debt	(11,204)	—	(11,298)	—	(22,502)
Proceeds from debt issuances	56,423	—	552	—	56,975
Distributions to noncontrolling interests	—	—	(26,292)	—	(26,292)
Proceeds from unit activity of consolidated facilities	4,708	—	—	—	4,708
Other financing activities	(3,264)	—	(42)	—	(3,306)
Net cash provided by (used in) financing activities —continuing operations	46,663	—	(37,080)	—	9,583
Net cash provided by financing activities —discontinued operations	—	—	1,076	—	1,076
Net cash provided by (used in) financing activities	46,663	—	(36,004)	—	10,659
Net increase in cash and cash equivalents	3,577	12,708	9,424	—	25,709
Cash and cash equivalents at beginning of period	11,272	14,992	21,485	—	47,749
Cash and cash equivalents at end of period	$14,849	$27,700	$30,909	$—	$73,458

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2009

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(22,454)	$23,814	$42,275	$(46,358)	$(2,723)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	5,899	—	5,899
Depreciation and amortization	696	270	15,841	—	16,807
Amortization of deferred financing costs	2,004	—	—	—	2,004
Non-cash payment-in-kind interest option	23,263	—	—	—	23,263
Non-cash stock option compensation expense	1,297	—	—	—	1,297
Non-cash recognition of other comprehensive loss into earnings	2,853	—	—	—	2,853
Non-cash credit risk adjustment of financial instruments	1,629	—	—	—	1,629
Non-cash losses	1,265	1,562	—	—	2,827
Deferred income taxes	8,682	—	—	—	8,682
Equity in earnings of consolidated affiliates	(23,814)	(22,544)	—	46,358	—
Equity in earnings of affiliates, net of distributions received	—	(207)	—	—	(207)
Provision for doubtful accounts	—	198	2,683	—	2,881
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(4,383)	—	(4,383)
Income taxes payable	1,762	—	—	—	1,762
Other assets and liabilities	19,678	2,098	(24,083)	—	(2,307)
Net cash provided by operating activities — continuing operations	16,861	5,191	38,232	—	60,284
Net cash provided by operating activities —discontinued operations	—	—	62	—	62
Net cash provided by operating activities	16,861	5,191	38,294	—	60,346
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(126)	—	—	—	(126)
Purchases of property and equipment, net	(226)	—	(9,378)	—	(9,604)
Payments from unit activity of unconsolidated facilities	(724)	—	—	—	(724)
Change in other assets	—	—	(690)	—	(690)
Net cash used in investing activities —continuing operations	(1,076)	—	(10,068)	—	(11,144)
Net cash used in investing activities —discontinued operations	—	—	(301)	—	(301)
Net cash used in investing activities	(1,076)	—	(10,369)	—	(11,445)
Cash flows from financing activities:
Principal payments on long-term debt	(4,046)	—	(9,603)	—	(13,649)
Proceeds from debt issuances	—	—	678	—	678
Payment of debt issuance costs	(203)	—	—	—	(203)
Distributions to noncontrolling interests	—	—	(24,971)	—	(24,971)
Proceeds from unit activity of consolidated facilities	307	—	—	—	307
Other financing activities	(4,940)	—	—	—	(4,940)
Net cash used in financing activities —continuing operations	(8,882)	—	(33,896)	—	(42,778)
Net cash used in financing activities —discontinued operations	—	—	(108)	—	(108)
Net cash used in financing activities	(8,882)	—	(34,004)	—	(42,886)
Net increase (decrease) in cash and cash equivalents	6,903	5,191	(6,079)	—	6,015
Cash and cash equivalents at beginning of period	4,369	9,801	27,564	—	41,734
Cash and cash equivalents at end of period	$11,272	$14,992	$21,485	$—	$47,749

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2008

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(20,798)	$22,312	$63,662	$(62,153)	$3,023
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	3,097	—	3,097
Depreciation and amortization	280	492	14,073	—	14,845
Amortization of deferred financing costs	4,477	—	—	—	4,477
Non-cash payment-in-kind interest option	17,616	—	—	—	17,616
Non-cash stock option compensation expense	2,114	—	—	—	2,114
Non-cash gains and losses	—	—	897	—	897
Deferred income taxes	13,718	—	—	—	13,718
Equity in earnings of affiliates	(22,312)	(39,841)	—	62,153	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—	333	—	—	333
Provision for doubtful accounts	—	262	3,297	—	3,559
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(3,278)	—	(3,278)
Income tax payable	1,895	—	—	—	1,895
Other assets and liabilities	24,203	19,180	(44,746)	—	(1,363)
Net cash provided by operating activities — continuing operations	21,193	2,738	37,002	—	60,933
Net cash provided by operating activities — discontinued operations	—	—	1,736	—	1,736
Net cash provided by operating activities	21,193	2,738	38,738	—	62,669
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	—	(15,695)	—	(15,695)
Purchases of property and equipment, net	(580)	—	(15,129)	—	(15,709)
Change in other assets	(1,517)	—	—	—	(1,517)
Net cash used in investing activities —continuing operations	(2,097)	—	(30,824)	—	(32,921)
Net cash used in investing activities — discontinued operations	—	—	(286)	—	(286)
Net cash used in investing activities	(2,097)	—	(31,110)	—	(33,207)
Cash flows from financing activities:
Principal payments on long-term debt	(13,513)	—	(5,066)	—	(18,579)
Repayment of bridge facility	(179,937)	—	—	—	(179,937)
Proceeds from debt issuances	12,639	—	852	—	13,491
Proceeds from issuance of Toggle Notes	179,937	—	—	—	179,937
Payment of debt issuance costs	(4,739)	—	—	—	(4,739)
Distributions to noncontrolling interests	—	—	(23,423)	—	(23,423)
Proceeds from unit activity of consolidated facilities	219	—	—	—	219
Other financing obligations	(22,352)	—	23,665	—	1,313
Net cash used in financing activities —continuing operations	(27,746)	—	(3,972)	—	(31,718)
Net cash used in financing activities — discontinued operations	—	—	(106)	—	(106)
Net cash used in financing activities	(27,746)	—	(4,078)	—	(31,824)
Net (decrease) increase in cash and cash equivalents	(8,650)	2,738	3,550	—	(2,362)
Cash and cash equivalents at beginning of period	13,019	7,063	24,014	—	44,096
Cash and cash equivalents at end of period	$4,369	$9,801	$27,564	$—	$41,734

15.  Subsequent Events

The Company has evaluated subsequent events through the date that the Consolidated Financial Statements were issued, and concluded there are no material subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBION, INC.

March 25, 2011	By:	/s/ Richard E. Francis, Jr.
Richard E. Francis, Jr.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Francis, Jr.	Chairman of the Board, Chief Executive Officer and Director
Richard E. Francis, Jr.	(Principal Executive Officer)	March 25, 2011

/s/ Teresa F. Sparks	Senior Vice President of Financial and Chief Financial Officer
Teresa F. Sparks	(Principal Financial and Accounting Officer)	March 25, 2011

/s/ Clifford G. Adlerz
Clifford G. Adlerz	President, Chief Operating Officer and Director	March 25, 2011

/s/ Thomas S. Murphy, Jr.
Thomas S. Murphy, Jr.	Director	March 25, 2011

/s/ Robert V. Delaney
Robert V. Delaney	Director	March 25, 2011

/s/ Quentin Chu
Quentin Chu	Director	March 25, 2011

/s/ Kurt E. Bolin
Kurt E. Bolin	Director	March 25, 2011

/s/ Craig R. Callen
Craig R. Callen	Director	March 25, 2011

Exhibit Index

No.	Description
2	Agreement and Plan of Merger, dated as of April 24, 2007, by and among Symbol Acquisition, L.L.C., Symbol Merger Sub, Inc. and Symbion, Inc. (a)
3.1	Amended Certificate of Incorporation of Symbion, Inc. (b)
3.2	Amended and Restated Bylaws of Symbion, Inc. (b)
4.1	Indenture, dated as of June 3, 2008, among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (b)
4.2	Form of Notes (included in Exhibit 4.1)
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

10.4	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (d)
10.5	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (e)
10.6	Symbion Holdings Corporation 2007 Equity Incentive Plan (b) (g)
10.7	Symbion, Inc. Executive Change in Control Severance Plan (b) (g)
10.8	Symbion Holdings Corporation Compensatory Equity Participation Plan (b) (g)
10.9	Shareholders Agreement, dated as of August 23, 2007, among Symbion Holdings Corporation and the stockholders of Symbion Holdings Corporation and other persons named therein (b)
10.10	Advisory Services and Monitoring Agreement, dated as of August 23, 2007, among Symbion, Inc., Symbion Holdings Corporation and Crestview Advisors, L.L.C. (b)
10.11	Form of Employee Contribution Agreement (b)
10.12	Symbion, Inc. Supplemental Executive Retirement Plan (f) (g)
10.13	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc. (c)
10.14	Interest Rate Swap Agreement, dated October 31, 2007, between Symbion, Inc and Merrill Lynch Capital Services, Inc. (c)
10.15	Interest Rate Swap Agreement, dated November 2, 2010, between Symbion, Inc. and Goldman Sachs Bank, USA
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 ___________________________________________

(a)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed April 24, 2007 (File No. 000-50574)

(b)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (Registration No. 333-153678)

(c)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended (File No. 000-50574)

(d)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-89554)

(e)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574)

(f)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50574)

(g)	Compensation plan or arrangement