Form 10-Q
period 2011-03-31
SYMBION INC/TN
filed 2011-05-12
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
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

As of May 12, 2011, 1,000 shares of the registrant’s common stock were outstanding.

SYMBION, INC.

FORM 10-Q

MAY 13, 2010

Item 1. Financial Statements

SYMBION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$77,284	$73,458
Accounts receivable, less allowance for doubtful accounts of $10,251 and $10,051, respectively	60,328	61,825
Inventories	11,330	10,798
Prepaid expenses and other current assets	8,924	8,636
Current assets of discontinued operations	625	1,003
Total current assets	158,491	155,720
Land	5,713	5,713
Buildings and improvements	103,564	102,795
Furniture and equipment	71,008	70,129
Computers and software	4,785	4,757
	185,070	183,394
Less accumulated depreciation	(47,423)	(42,762)
Property and equipment, net	137,647	140,632
Intangible assets	21,696	21,817
Goodwill	624,737	624,737
Investments in and advances to affiliates	17,397	17,824
Other assets	9,150	9,633
Long-term assets of discontinued operations	34	34
Total assets	$969,152	$970,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,644	$12,396
Accrued payroll and benefits	12,245	10,090
Other accrued expenses	18,974	25,814
Current maturities of long-term debt	29,696	29,195
Current liabilities of discontinued operations	300	923
Total current liabilities	72,859	78,418
Long-term debt, less current maturities	513,137	507,417
Deferred income tax payable	52,431	51,309
Other liabilities	69,329	68,950
Long-term liabilities of discontinued operations	17	22
Noncontrolling interests — redeemable	36,152	36,030
Stockholders’ equity:
Common stock, 1,000 shares, $0.01 par value, authorized, issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Additional paid-in-capital	240,753	240,959
Accumulated other comprehensive loss	(228)	(314)
Retained deficit	(57,638)	(55,219)
Total Symbion, Inc. stockholders’ equity	182,887	185,426
Noncontrolling interests — non-redeemable	42,340	42,825
Total equity	225,227	228,251
Total liabilities and stockholders’ equity	$969,152	$970,397
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Revenues	$109,334	$83,545
Operating expenses:
Salaries and benefits	30,385	24,347
Supplies	24,971	18,158
Professional and medical fees	8,239	5,666
Rent and lease expense	5,987	6,222
Other operating expenses	8,065	6,810
Cost of revenues	77,647	61,203
General and administrative expense	5,869	5,232
Depreciation and amortization	5,161	4,084
Provision for doubtful accounts	1,626	1,213
Income on equity investments	(269)	(628)
Impairment and loss on disposal of long-lived assets	44	1,061
Gain on sale of long-lived assets and other gains	(122)	—
Insurance and litigation settlements, net	—	(36)
Total operating expenses	89,956	72,129
Operating income	19,378	11,416
Interest expense, net	(11,978)	(10,731)
Income before income taxes and discontinued operations	7,400	685
Provision for income taxes	1,621	1,609
Income (loss) from continuing operations	5,779	(924)
Loss from discontinued operations, net of taxes	(17)	(280)
Net income (loss)	5,762	(1,204)
Less: Net income attributable to noncontrolling interests	(8,181)	(4,444)
Net loss attributable to Symbion, Inc.	$(2,419)	$(5,648)
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Symbion, Inc. Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests-Non-redeemable	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	1,000	$—	$242,623	$(2,731)	$(46,479)	$3,397	$196,810
Net (loss) income					(5,648)	3	(5,645)
Amortized compensation expense related to stock options	—	—	324	—	—	—	324
Recognition of interest rate swap liability to earnings, net of taxes	—	—	—	955	—	—	955
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,546)	(1,546)
Acquisitions and disposal of shares of noncontrolling interests	—	—	(7)	—	—	(183)	(190)
Balance at March 31, 2010	1,000	$—	$242,940	$(1,776)	$(52,127)	$1,671	$190,708

Balance at December 31, 2010	1,000	$—	$240,959	$(314)	$(55,219)	$42,825	$228,251
Net (loss) income	—	—	—	—	(2,419)	3,249	830
Amortized compensation expense related to stock options	—	—	334	—	—	—	334
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,953)	(2,953)
Acquisitions and disposal of shares of noncontrolling interests	—	—	(540)	—	—	(781)	(1,321)
Unrealized gain on interest rate swap, net of taxes	—	—	—	86	—	—	86
Balance at March 31, 2011	1,000	$—	$240,753	$(228)	$(57,638)	$42,340	$225,227

See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$5,762	$(1,204)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	17	280
Depreciation and amortization	5,161	4,084
Amortization of deferred financing costs	501	501
Non-cash payment-in-kind interest option	6,984	6,230
Non-cash stock option compensation expense	334	324
Non–cash recognition of other comprehensive loss into earnings	—	826
Non–cash credit risk adjustment of financial instruments	—	89
Non–cash (gains) losses	(78)	1,061
Deferred income taxes	1,534	1,828
Equity in earnings of non-consolidated affiliates, net of distributions received	341	(70)
Provision for doubtful accounts	1,626	1,213
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(128)	(109)
Income taxes payable	—	2,971
Other assets and liabilities	114	911
Net cash provided by operating activities — continuing operations	22,168	18,935
Net cash provided by operating activities — discontinued operations	4	(231)
Net cash provided by operating activities	22,172	18,704
Cash flows from investing activities:
Purchases of property and equipment, net	(2,198)	(1,261)
Payments from unit activity of non-consolidated facilities	—	(55)
Change in other assets	54	(17)
Net cash used in investing activities — continuing operations	(2,144)	(1,333)
Net cash used in investing activities — discontinued operations	—	(17)
Net cash used in investing activities	(2,144)	(1,350)
Cash flows from financing activities:
Principal payments on long-term debt	(7,350)	(3,535)
Proceeds from debt issuances	27	—
Distributions to noncontrolling interests	(7,675)	(5,645)
Unit activity of consolidated facilities	(1,663)	(188)
Other financing activities	463	(72)
Net cash used in financing activities — continuing operations	(16,198)	(9,440)
Net cash used in financing activities — discontinued operations	(4)	(26)
Net cash used in financing activities	(16,202)	(9,466)
Net increase in cash and cash equivalents	3,826	7,888
Cash and cash equivalents at beginning of period	73,458	47,749
Cash and cash equivalents at end of period	$77,284	$55,637

See notes to unaudited consolidated financial statements.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

1.  Organization
Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and physician groups, hospitals and hospital systems.  As of March 31, 2011, the Company owned and operated 54 surgical facilities, including 49 ambulatory surgery centers, four surgical hospitals, and one general acute care hospital with a surgical and obstetrics focus. The Company also managed eight additional ambulatory surgery centers and one physician network.  The Company owns a majority ownership interest in 29 of the 54 surgical facilities and consolidates 49 of these surgical facilities for financial reporting purposes.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business.  The physician limited partners and physician minority members of the entities that the Company controls are responsible for the supervision and delivery of medical services.  The governance rights of limited partners and minority members are restricted to those that protect their financial interests.  Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach of the partnership or operating agreement, gross negligence or bankruptcy.  These protective rights do not preclude consolidation of the respective partnerships and limited liability companies.  The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidation.  The variable interest entities are surgical facilities located in the states of Florida and New York.  With regard to the New York facility, the Company is the primary beneficiary due to the level of variability within the management service agreement, as well as the obligation and likelihood of absorbing the majority of expected gains and losses.   Regarding the Florida facility, the Company has fully guaranteed the facility's debt obligations.  The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected gains and losses.  The accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010 include assets of $15.3 million for both periods, and liabilities of $4.2 million and $4.1 million, respectively, related to the variable interest entities.  All significant intercompany balances and transactions are eliminated in consolidation.
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

The carrying amount and fair value of the Company’s term loans and revolving facility under its senior secured credit facility and the Company's 11.00%/11.75% senior PIK Toggle Notes due 2015 (the "Toggle Notes") as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Tranche A Term Loan	$101,375	$106,062	$97,236	$101,732
Tranche B Term Loan	115,125	115,438	110,424	110,724
Revolving facility	56,000	56,000	53,715	53,715
Toggle Notes	245,630	232,000	232,440	198,662
The fair value of the term loans and revolving facility under the Company's senior secured credit facility and the Toggle Notes were based on quoted prices at March 31, 2011 and December 31, 2010.  The Company’s long-term debt instruments are discussed further in Note 5.
The Company determines the fair value of its interest rate swap based on the amount at which it could be settled, which is considered to be the exit price.  This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk.  The Company has categorized its interest rate swap as a Level 2 financial instrument.  See Note 6 for further discussion regarding the interest rate swap.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Accounts Receivable
Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients.  The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies.  Concentration of credit risk with respect to other payors is limited because of the large number of such payors.  Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value.  Also, the Company has amounts recorded in other liabilities for third-party settlements of $12.4 million and $12.0 as of March 31, 2011 and December 31, 2010, respectively. The Company does not require collateral for private pay patients.  Accounts receivable at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011 (unaudited)	December 31, 2010
Surgical facilities	$59,715	$61,242
Physician network	613	583
Total	$60,328	$61,825
The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgical facilities as of March 31, 2011 and December 31, 2010:

	March 31, 2011 (unaudited)	December 31, 2010
Private insurance	52%	58%
Government	20	18
Self-pay	9	8
Other	19	16
Total	100%	100%
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
Prepaid and Other Current Assets
A summary of prepaid and other current assets is as follows (in thousands):

	March 31, 2011 (unaudited)	December 31, 2010
Prepaid expenses	$4,495	$5,034
Other receivables	4,429	3,602
Total	$8,924	$8,636
Noncontrolling Interests
The consolidated financial statements include all assets, liabilities, revenues and expenses of surgical facilities in which the Company has sufficient ownership and rights to allow the Company to consolidate the surgical facilities.  Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interest holders, and their cash flow effect is classified within financing activities.
Other Accrued Expenses
A summary of other accrued expenses is as follows (in thousands):

	March 31, 2011 (unaudited)	December 31, 2010
Interest payable	$3,213	$9,865
Current taxes payable	6,311	6,344
Insurance liabilities	1,980	1,540
Other accrued expenses	7,470	8,065
Total	$18,974	$25,814
Other Obligations
In connection with the acquisition of a 54.5% ownership interest in Mountain View Hospital, in Idaho Falls, Idaho, the Company assumed lease payment obligations of $48.0 million. As of March 31, 2011, the balance of the obligation was $48.3 million. This obligation is payable to the lessor of the land, building and improvements of the hospital.
Other Comprehensive Loss
The Company reports other comprehensive loss as a measure of changes in stockholders' equity that results from recognized transactions. The change in other comprehensive loss of the Company from December 31, 2010 to March 31, 2011 resulted from fluctuation in the value of the Company's interest rate swap. The Company entered into an interest rate swap agreement on December 31, 2010. The change in value of the interest rate swap was recorded as other comprehensive income of $86,000 for the three months ended March 31, 2011. The Company's total comprehensive loss for the three months ended March 31, 2011 and the three months ended March 31, 2010 was $2,333 and $4,693, respectively. See Note 6 for further discussion of derivative instruments.
Revenues
Revenues by service type consist of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Patient service revenues	$106,611	$80,437
Physician service revenues	1,445	1,429
Other service revenues	1,278	1,679
Total	$109,334	$83,545

The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Private Insurance	66%	69%
Government	26	26
Self-pay	3	4
Other	5	1
Total	100%	100%
Recently Adopted Accounting Guidlines
In August 2010, the FASB issued ASU No. 2010-24, “Health Care Entities” (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries. This ASU eliminates the practice of netting claim liabilities with expected related insurance recoveries for balance sheet presentation. Claim liabilities are to be determined with no regard for recoveries and presented on the balance sheet on a gross basis. Expected insurance recoveries are presented separately. ASU 2010-24 was effective January 1, 2011, and did not impact the Company's results of operations or cash flows.

Reclassifications
Certain reclassifications have been made to the comparative periods’ financial statements to conform to the 2011 presentation.  The reclassifications primarily related to the presentation of discontinued operations and had no impact on the Company’s financial position or results of operations.

3.  Acquisitions and Equity Method Investments
Effective January 7, 2011, the Company acquired an incremental ownership interest of 3.5% in one of its surgical facilities located in Chesterfield, Missouri, for an aggregate of $1.8 million, financed with cash from operations. On July 1, 2010, the Company acquired an incremental, controlling ownership interest of 37.0% in this same facility located in Chesterfield, Missouri for $18.8 million and began consolidating the facility for financial reporting purposes. Prior to the July 1, 2010 acquisition date, the Company owned a 13.0% interest in this facility which was accounted for as an equity method investment. The July 1, 2010 acquisition date fair value of the existing equity interest was $16.3 million and is included in the measurement of the consideration transferred for purposes of allocating the purchase price. The fair value was determined using comparable market multiples. As of March 31, 2011, the Company owned a 53.5% interest in this facility.

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

The results for the three months ended March 31, 2011 of the facilities in which we have acquired interests are included in the Company's statement of operations. Following are the results for the three months ended March 31, 2010 as if the acquisitions had occurred on January 1, 2010 (in thousands):

Three Months Ended March 31, 2010
Revenues	$104,172
Net income	1,226
Net loss attributable to Symbion, Inc.	$(4,535)

4.  Discontinued Operations and Divestitures
The Company evaluates its portfolio of surgical facilities to ensure the facilities are performing as the Company expects. During 2010, the Company committed to, and executed a plan, to divest its interest in four facilities which were consolidated for financial reporting purposes. In connection with one of these disposed facilities, the Company recorded an accrual of $1.7 million for future contractual obligations under a facility operating lease. There were no future contractual obligations in connection with the divestiture of the other three facilities. As of March 31, 2011, the lease liability was $1.3 million. The assets, liabilities, revenues, expenses and cash flows of the four facilities have been classified as discontinued operations for all periods presented.
Revenues, loss on operations before income taxes, income tax provision, loss on the sale, net of taxes, and loss from discontinued operations, net of taxes, for the following periods indicated, were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues	—	$2,620
Loss on operations before income taxes	—	(276)
Income tax provision	—	4
Loss on sale, net of taxes	(17)	—
Loss from discontinued operations, net of taxes	(17)	$(280)

5.  Long-Term Debt
The Company’s long-term debt is summarized as follows (in thousands):

	March 31,	December 31,
	2011	2010
Senior secured credit facility	$272,500	$277,500
Toggle Notes	245,630	232,000
Notes payable to banks	13,876	14,786
Secured term loans	6,866	7,236
Capital lease obligations	3,961	5,090
	542,833	536,612
Less current maturities	(29,696)	(29,195)
Total	$513,137	$507,417
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
The Tranche A Term Loan matures on August 23, 2013, the Tranche B Term Loan matures on August 23, 2014 and the Revolving Facility matures on August 23, 2013.  The Tranche A Term Loan requires quarterly payments of $4.7 million through September 30, 2011, quarterly payments of $6.3 million from December 31, 2011 through September 30, 2012, quarterly payments of $18.1 million from December 31, 2012 through June 30, 2013 and a balloon payment of $12.6 million on August 23, 2013.  The Tranche B Term Loan requires quarterly principal payments of $312,500 through June 30, 2014 and a balloon payment of $111.1 million on August 23, 2014.
At the Company’s option, the term loans bear interest at the lender’s alternate base rate in effect on the applicable borrowing date plus an applicable alternate base rate margin, or the lender's Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin.  Both the applicable alternate base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of the Company’s total indebtedness to consolidated EBITDA.
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

As of March 31, 2011, the interest rate on the borrowings under the senior secured credit facility was 3.5%.  The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used.  The Company pays this fee quarterly.  As of March 31, 2011, the amount available under the Revolving Facility was $44.0 million.
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
Since August 23, 2008, the Company has elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes has increased by $65.7 million from the issuance of the Toggle Notes to March 31, 2011. On February 23, 2011, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from February 24, 2011 to August 23, 2011. The Company has accrued $3.0 million in interest in other accrued expenses as of March 31, 2011.
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
At March 31, 2011, the Company was in compliance with all material covenants required by each of the senior secured credit facility and the Toggle Notes.
Notes Payable to Banks
Certain subsidiaries of the Company have outstanding bank indebtedness which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.
Capital Lease Obligations
The Company is liable to various vendors for several equipment leases.  The carrying value of the assets was $4.8 million and $5.2 million as of March 31, 2011 and December 31, 2010, respectively.
Other Long-Term Debt Information
Scheduled maturities of obligations as of March 31, 2011 are as follows (in thousands):

	Long-term Debt	Capital Lease Obligations	Total
April 1, 2011 through March 31, 2012	$27,999	$1,697	$29,696
April 1, 2012 through March 31, 2013	59,036	1,384	60,420
April 1, 2013 through March 31, 2014	92,794	729	93,523
April 1, 2014 through March 31, 2015	112,707	110	112,817
April 1, 2015 through March 31, 2016	246,336	41	246,377
Thereafter	—	—	—
Total	$538,872	$3,961	$542,833
6. Derivative Instruments

Interest Rate Swap
On November 2, 2010, the Company entered into an interest rate swap agreement to protect the Company against certain interest rate fluctuations of the LIBOR rate on $100.0 million of the Company’s variable rate debt under the senior secured credit facility. Goldman

Sachs, Inc. is the counterparty to the interest rate swap.  The effective date of the interest rate swap is December 31, 2010, and it is scheduled to expire on December 31, 2012.  The interest rate swap effectively fixes the Company’s LIBOR interest rate on $100.0 million of variable debt at a rate of 0.85%.
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
The Company does not hold or issue derivative financial instruments for trading purposes.  The fair value of the Company’s interest rate swap at March 31, 2011 reflected a liability of approximately $228,000. The interest rate swap reflects a liability balance as of March 31, 2011 because of a decrease in market interest rates since inception of the swap.
At inception, the Company designated the interest rate swap as a cash flow hedge instrument.  The Company assesses the effectiveness of this cash flow hedge instrument on a quarterly basis.  As of March 31, 2011, the Company determined the hedge instrument to be effective.

7.  Commitments and Contingencies
Debt and Lease Guaranty on Non-consolidated Entities
As of March 31, 2011, the Company had guaranteed $1.9 million of operating lease payments of certain non-consolidated surgical facilities.  These operating leases typically have 10-year terms, with optional renewal periods.  As of March 31, 2011, the Company had also guaranteed $1.6 million of debt of four non-consolidated surgical facilities.  In the event that the Company meets certain financial and debt service benchmarks, the guarantees relating to these surgical facilities will expire between 2011 and 2017.
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
Laws and Regulations
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation.  Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from Medicare, Medicaid and other federal healthcare programs.  From time to time, governmental regulatory agencies will conduct inquiries of the Company’s practices.  It is the Company’s current practice and future intent to cooperate fully with such inquiries.  The Company is not aware of any such inquiry that would have a material adverse effect on the Company’s consolidated financial position or results of operations.
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

8.  Related Party Transactions
In addition to related party transactions discussed elsewhere in the notes to the accompanying consolidated financial statements, the consolidated financial statements include the following related party transactions.  On August 23, 2007, the Company entered into a ten year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, as of March 31, 2011, had an asset of $391,781 that is included in prepaid expenses and other current assets.
As of March 31, 2011 and December 31, 2010, the Company had $783,000 and $575,000, respectively, payable to physicians at the Company's physician network as a result of cash receipts in excess of expenditures for the related physician network.  These amounts are included in other accrued expenses.

9.  Financial Information for the Company and Its Subsidiaries
The Company conducts substantially all of its business through its subsidiaries.  Presented below is condensed consolidating financial information for the Company and its subsidiaries as required by regulations of the Securities and Exchange Commission (“SEC”) in connection with the Company’s Toggle Notes that have been registered with the SEC.  The information segregates the parent company issuer, the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations.  The operating and investing activities of the separate legal entities are fully interdependent and integrated.  Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis.  All of the subsidiary guarantees are both full and unconditional and joint and several.

SYMBION, INC.
CONSOLIDATING BALANCE SHEET
March 31, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15,837	$25,266	$36,181	$—	$77,284
Accounts receivable, net	—	560	59,768	—	60,328
Inventories	—	300	11,030	—	11,330
Prepaid expenses and other current assets	933	65	7,926	—	8,924
Due from related parties	2,433	44,782	—	(47,215)	—
Current assets of discontinued operations	—	—	625	—	625
Total current assets	19,203	70,973	115,530	(47,215)	158,491
Property and equipment, net	866	2,294	134,487	—	137,647
Goodwill and intangible assets	646,433	—	—	—	646,433
Investments in and advances to affiliates	97,772	26,063	5,903	(112,341)	17,397
Other assets	7,599	1	1,550	—	9,150
Long-term assets of discontinued operations	—	—	34	—	34
Total assets	$771,873	$99,331	$257,504	$(159,556)	$969,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38	$74	$11,532	$—	$11,644
Accrued payroll and benefits	2,142	206	9,897	—	12,245
Due to related parties	—	—	47,215	(47,215)	—
Other accrued expenses	9,965	366	8,643	—	18,974
Current maturities of long-term debt	23,281	53	6,362	—	29,696
Current liabilities of discontinued operations	—	—	300	—	300
Total current liabilities	35,426	699	83,949	(47,215)	72,859
Long-term debt, less current maturities	495,048	80	18,009	—	513,137
Deferred income tax payable	52,431	—	—	—	52,431
Other liabilities	178	780	68,371	—	69,329
Long-term liabilities of discontinued operations	—	—	17	—	17
Noncontrolling interest - redeemable	—	—	36,152	—	36,152
Total Symbion, Inc. stockholders’ equity	188,790	97,772	8,666	(112,341)	182,887
Noncontrolling interests - nonredeemable	—	—	42,340	—	42,340
Total equity	188,790	97,772	51,006	(112,341)	225,227
Total liabilities and stockholders’ equity	$771,873	$99,331	$257,504	$(159,556)	$969,152

SYMBION, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2010
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,849	$27,700	$30,909	$—	$73,458
Accounts receivable, net	—	554	61,271	—	61,825
Inventories	—	159	10,639	—	10,798
Prepaid expenses and other current assets	1,203	78	7,355	—	8,636
Due from related parties	2,285	43,798	—	(46,083)	—
Current assets of discontinued operations	—	—	1,003	—	1,003
Total current assets	18,337	72,289	111,177	(46,083)	155,720
Property and equipment, net	1,005	2,329	137,298	—	140,632
Goodwill and intangible assets	646,554	—	—	—	646,554
Investments in and advances to affiliates	96,761	23,711	5,903	(108,551)	17,824
Other assets	7,979	1	1,653	—	9,633
Long-term assets of discontinued operations	—	—	34	—	34
Total assets	$770,636	$98,330	$256,065	$(154,634)	$970,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15	$103	$12,278	$—	$12,396
Accrued payroll and benefits	2,014	138	7,938	—	10,090
Due to related parties	—	—	46,083	(46,083)	—
Other accrued expenses	15,906	331	9,577	—	25,814
Current maturities of long-term debt	21,783	42	7,370	—	29,195
Current liabilities of discontinued operations	—	—	923	—	923
Total current liabilities	39,718	614	84,169	(46,083)	78,418
Long-term debt, less current maturities	487,994	84	19,339	—	507,417
Deferred income tax payable	51,307	—	2	—	51,309
Other liabilities	288	871	67,791	—	68,950
Long-term liabilities of discontinued operations	—	—	22	—	22
Noncontrolling interest - redeemable	—	—	36,030	—	36,030
Total Symbion, Inc. stockholders’ equity	191,329	96,761	5,887	(108,551)	185,426
Noncontrolling interests - nonredeemable	—	—	42,825	—	42,825
Total equity	191,329	96,761	48,712	(108,551)	228,251
Total liabilities and stockholders’ equity	$770,636	$98,330	$256,065	$(154,634)	$970,397

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$8,351	$2,358	$102,412	$(3,787)	$109,334
Operating expenses:
Salaries and benefits	—	1,116	29,269	—	30,385
Supplies	—	203	24,768	—	24,971
Professional and medical fees	—	231	8,008	—	8,239
Rent and lease expense	—	196	5,791	—	5,987
Other operating expenses	—	96	7,969	—	8,065
Cost of revenues	—	1,842	75,805	—	77,647
General and administrative expense	5,869	—	—	—	5,869
Depreciation and amortization	172	61	4,928		5,161
Provision for doubtful accounts	—	36	1,590	—	1,626
Income on equity investments	—	(269)	—	—	(269)
Impairment and gains on disposal of long-lived assets	(99)	—	21	—	(78)
Management fees	—	—	3,788	(3,788)	—
Equity in earnings of affiliates	(7,401)	(6,713)	—	14,114	—
Total operating expenses	(1,459)	(5,043)	86,132	10,326	89,956
Operating income (loss)	9,810	7,401	16,280	(14,113)	19,378
Interest expense, net	(10,589)	—	(1,389)	—	(11,978)
(Loss) income before taxes and discontinued operations	(779)	7,401	14,891	(14,113)	7,400
Provision (benefit) for income taxes	1,641	—	(20)	—	1,621
(Loss) income from continuing operations	(2,420)	7,401	14,911	(14,113)	5,779
Loss from discontinued operations, net of taxes	—	—	(17)	—	(17)
Net (loss) income	(2,420)	7,401	14,894	(14,113)	5,762
Net income attributable to noncontrolling interests	—	—	(8,181)	—	(8,181)
Net (loss) income attributable to Symbion, Inc.	$(2,420)	$7,401	$6,713	$(14,113)	$(2,419)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2010
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$8,359	$2,513	$76,343	$(3,670)	$83,545
Operating expenses:
Salaries and benefits	—	1,192	23,155	—	24,347
Supplies	—	179	17,979	—	18,158
Professional and medical fees	—	250	5,416	—	5,666
Rent and lease expense	—	198	6,024	—	6,222
Other operating expenses	—	97	6,713	—	6,810
Cost of revenues	—	1,916	59,287	—	61,203
General and administrative expense	5,232	—	—	—	5,232
Depreciation and amortization	170	77	3,837	—	4,084
Provision for doubtful accounts	—	47	1,166	—	1,213
Income on equity investments	—	(628)	—	—	(628)
Impairment and gains on disposal of long-lived assets	—	1,057	4	—	1,061
Proceeds from insurance settlements, net	—	(36)	—	—	(36)
Management fees	—	—	3,670	(3,670)	—
Equity in earnings of affiliates	(4,164)	(4,084)	—	8,248	—
Total operating expenses	1,238	(1,651)	67,964	4,578	72,129
Operating income (loss)	7,121	4,164	8,379	(8,248)	11,416
Interest (expense) income, net	(11,205)	—	474	—	(10,731)
(Loss) income before taxes and discontinued operations	(4,084)	4,164	8,853	(8,248)	685
Provision for income taxes	1,564	—	45	—	1,609
(Loss) income from continuing operations	(5,648)	4,164	8,808	(8,248)	(924)
Loss from discontinued operations, net of taxes	—	—	(280)	—	(280)
Net (loss) income	(5,648)	4,164	8,528	(8,248)	(1,204)
Net loss attributable to noncontrolling interests	—	—	(4,444)	—	(4,444)
Net (loss) income attributable to Symbion, Inc.	$(5,648)	$4,164	$4,084	$(8,248)	$(5,648)

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(2,420)	$7,401	$14,894	$(14,113)	$5,762
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	17	—	17
Depreciation and amortization	172	61	4,928	—	5,161
Amortization of deferred financing costs	501	—	—	—	501
Non-cash payment-in-kind interest option	6,984	—	—	—	6,984
Non-cash stock option compensation expense	334	—	—	—	334
Non-cash gains	(78)	—	—	—	(78)
Deferred income taxes	1,534	—	—	—	1,534
Equity in earnings of consolidated affiliates	(7,401)	(6,712)	—	14,113	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—	341	—	—	341
Provision for doubtful accounts	—	36	1,590	—	1,626
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(128)	—	(128)
Income taxes payable	—	—	—	—	—
Other assets and liabilities	8,199	(3,829)	(4,256)	—	114
Net cash provided by (used in) operating activities — continuing operations	7,825	(2,702)	17,045	—	22,168
Net cash used in operating activities —discontinued operations	—	—	4	—	4
Net cash provided by (used in) operating activities	7,825	(2,702)	17,049	—	22,172
Cash flows from investing activities:
Purchases of property and equipment, net	(14)	—	(2,184)	—	(2,198)
Payments from unit activity of unconsolidated facilities	—	—	—	—	—
Change in other assets	—	268	(214)	—	54
Net cash (used in) provided by investing activities —continuing operations	(14)	268	(2,398)	—	(2,144)
Net cash used in investing activities —discontinued operations	—	—	—	—	—
Net cash (used in) provided by investing activities	(14)	268	(2,398)	—	(2,144)
Cash flows from financing activities:
Principal payments on long-term debt	(5,160)	—	(2,190)	—	(7,350)
Proceeds from debt issuances	—	—	27	—	27
Distributions to noncontrolling interests	—	—	(7,675)	—	(7,675)
Unit activity of consolidated facilities	(1,663)	—	—	—	(1,663)
Other financing activities	—	—	463	—	463
Net cash used in financing activities —continuing operations	(6,823)	—	(9,375)	—	(16,198)
Net cash used in financing activities —discontinued operations	—	—	(4)	—	(4)
Net cash used in financing activities	(6,823)	—	(9,379)	—	(16,202)
Net increase (decrease) in cash and cash equivalents	988	(2,434)	5,272	—	3,826
Cash and cash equivalents at beginning of period	14,849	27,700	30,909	—	73,458
Cash and cash equivalents at end of period	$15,837	$25,266	$36,181	$—	$77,284

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2010
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(5,648)	$4,164	$8,528	$(8,248)	$(1,204)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	280	—	280
Depreciation and amortization	170	77	3,837	—	4,084
Amortization of deferred financing costs	501	—	—	—	501
Non-cash payment-in-kind interest option	6,230	—	—	—	6,230
Non-cash stock option compensation expense	324	—	—	—	324
Non-cash recognition of other comprehensive loss into earnings	826	—	—	—	826
Non-cash credit risk adjustment of financial instruments	89	—	—	—	89
Non-cash losses	—	1,057	4	—	1,061
Deferred income taxes	1,828	—	—	—	1,828
Equity in earnings of consolidated affiliates	(4,164)	(4,084)	—	8,248	—
Equity in earnings of affiliates, net of distributions received	—	(70)	—	—	(70)
Provision for doubtful accounts	—	47	1,166	—	1,213
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(109)	—	(109)
Income taxes payable	2,971	—	—	—	2,971
Other assets and liabilities	(2,576)	4,898	(1,411)	—	911
Net cash provided by operating activities — continuing operations	551	6,089	12,295	—	18,935
Net cash used in operating activities —discontinued operations	—	—	(231)	—	(231)
Net cash provided by operating activities	551	6,089	12,064	—	18,704
Cash flows from investing activities:
Purchases of property and equipment, net	(17)	—	(1,244)	—	(1,261)
Payments from unit activity of non-consolidated facilities	(55)	—	—	—	(55)
Change in other assets	—	—	(17)	—	(17)
Net cash used in investing activities —continuing operations	(72)	—	(1,261)	—	(1,333)
Net cash used in investing activities —discontinued operations	—	—	(17)	—	(17)
Net cash used in investing activities	(72)	—	(1,278)	—	(1,350)
Cash flows from financing activities:
Principal payments on long-term debt	(1,966)	—	(1,569)	—	(3,535)
Distributions to noncontrolling interests	—	—	(5,645)	—	(5,645)
Unit activity of consolidated facilities	(188)	—	—	—	(188)
Other financing activities	(447)	—	375	—	(72)
Net cash used in financing activities —continuing operations	(2,601)	—	(6,839)	—	(9,440)
Net cash used in financing activities —discontinued operations	—	—	(26)	—	(26)
Net cash used in financing activities	(2,601)	—	(6,865)	—	(9,466)
Net (decrease) increase in cash and cash equivalents	(2,122)	6,089	3,921	—	7,888
Cash and cash equivalents at beginning of period	11,272	14,992	21,485	—	47,749
Cash and cash equivalents at end of period	$9,150	$21,081	$25,406	$—	$55,637

10.  Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions generally are intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict.  These factors include, without limitation:

•	our substantial leverage and its impact on our ability to raise additional capital, react to changes in the economy and our industry and meet our obligations under our debt instruments;

•	our inability to pay interest in kind on our Toggle Notes beginning August 23, 2011, and its impact on our financial condition and business plans;

•	uncertainty associated with the implementation of legislative and regulatory initiatives relating to health care reform;

•	the status of the federal economy and its impact on the health care sector;

•	our dependence upon payments from third-party payors, including governmental health care programs and managed care organizations;

•	our ability to acquire and develop additional surgical facilities on favorable terms and to integrate their business operations successfully;

•	our ability to enter into strategic alliances with health care systems and other third-party payors that are leaders in their markets;

•	efforts to regulate the construction, acquisition or expansion of health care facilities;

•	our ability to attract and maintain good relationships with physicians who use our facilities;

•	our ability to enhance operating efficiencies at our surgical facilities and to control costs as the volume of cases performed at our facilities changes;

•
our ability to comply with applicable laws and regulations regulating the operation of our surgical facilities, including physician self-referral laws and laws relating to illegal remuneration under Medicare, Medicaid or other governmental programs;

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

•	our ability to obtain the capital required to operate our business and fund acquisitions and developments on favorable terms;

•	the intense competition for physicians, strategic relationships, acquisitions and managed care contracts, which may result in a decline in our revenues, profitability and market share;

•	the geographic concentration of our operations in certain states, which makes us particularly sensitive to regulatory, economic and other conditions in those states;

•	our dependence on our senior management; and

•	other risks and uncertainties described in this report or detailed from time to time in our filings with the SEC.

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
We own our surgical facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities we serve.  We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure.  We believe this approach aligns our interests with those of our partners.
As of March 31, 2011, we owned and operated 54 surgical facilities, including 49 ASCs, four surgical hospitals, and one general acute care hospital with a surgical and obstetrics focus.  We also managed eight additional ASCs.  We owned a majority interest in 29 of the 54 surgical facilities and consolidated 49 facilities for financial reporting purposes.   In addition to our surgical facilities, we also manage one physician network in a market in which we operate an ASC.

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

We continue to focus on improving the performance of our same store facilities and acquiring facilities on a selective basis that we believe have favorable growth potential. On April 9, 2010, we acquired a 54.5% ownership interest in a general acute care hospital with a surgical and obstetrics focus, located in Idaho Falls, Idaho. The acquisition provides us with the opportunity to expand into a new market, and the results of the facility are consolidated for financial reporting purposes. Effective July 1, 2010, we acquired an incremental, controlling ownership interest of 37.0% in one of our surgical facilities located in Chesterfield, Missouri for $18.8 million. Subsequent to the acquisition, we held a 50.0% ownership interest in this facility. As a result of this acquisition, we began consolidating the facility in the third quarter of 2010. Effective January 7, 2011, we acquired an incremental ownership interest of 3.5% in this facility.

Revenues

Our revenues consist of patient service revenues, physician service revenues and other service revenues. Our patient service revenues relate to fees charged for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes. Physician service revenues are revenues from our physician network consisting of reimbursed expenses, plus participation in the excess of revenues over expenses of the physician network, as provided for in our service agreements with our physician network. Other service revenues consist of management and administrative service fees derived from the non-consolidated facilities that we account for under the equity method, management of surgical facilities in which we do not own an interest, and management services we provide to physician network for which we are not required to provide capital or additional assets.

The following tables summarize our revenues by service type as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Patient service revenues	98%	96%
Physician service revenues	1	2
Other service revenues	1	2
Total	100%	100%

Payor Mix

The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Three Months Ended March 31,
	2011	2010
Private insurance	66%	69%
Government	26	26
Self-pay	3	4
Other	5	1
Total	100%	100%

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

The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Ear, nose and throat	5.9%	5.8%
Gastrointestinal	29.6	29.9
General surgery	4.0	4.0
Obstetrics/gynecology	2.8	2.8
Ophthalmology	14.8	16.5
Orthopedic	17.7	17.1
Pain management	14.0	13.2
Plastic surgery	3.5	3.2
Other	7.7	7.5
Total	100%	100%

Case Growth

Same Store Information

We define same store facilities as those facilities that were operating throughout the three months ended March 31, 2011 and March 31, 2010. The following same store facility table includes information from both consolidated surgical facilities included in continuing operations (whose results are included in our revenue) and non consolidated surgical facilities (whose results are not reported in our revenue, as we account for these surgical facilities using the equity method). This same store facilities table is presented to allow comparability to other companies in our industry for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Cases	60,384	61,169
Case growth	(1.3)%	N/A
Net patient service revenue per case	$1,535	$1,531
Net patient service revenue per case growth	0.3%	N/A
Number of same store surgical facilities	52	N/A

The following same store facility table is presented for purposes of explaining changes in our consolidated financial results and accordingly excludes non consolidated surgical facilities that are not reported in our revenue:

	Three Months Ended March 31,
	2011	2010
Cases	55,165	56,094
Case growth	(1.7)%	N/A
Net patient service revenue per case	$1,426	$1,434
Net patient service revenue per case growth	(0.6)%	N/A
Number of same store surgical facilities	46	N/A

Consolidated Information

The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated. Accordingly, the table includes surgical facilities that we have acquired, developed or disposed of since January 1, 2010.

	Three Months Ended March 31,
	2011	2010
Cases	58,251	56,094
Case growth	3.8%	N/A
Net patient service revenue per case	$1,830	$1,434
Net patient service revenue per case growth	27.6%	N/A
Number of surgical facilities operated as of end of the period(1)	62	61
Number of consolidated surgical facilities	49	47

(1)	Includes surgical facilities that we manage but in which we have no ownership.

Sources of Revenue and Recent Regulatory Developments

We are dependent upon private and government third-party sources of payment for the services we provide. The amounts that our surgical facilities and physician network receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid, and state and federal regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. The disclosure in this section is meant to supplement, and should be read in connection with, the disclosures set forth under the headings "Sources of Revenue" and "Governmental Regulation" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Health Care Reform

The Patient Protection and Affordable Care Act (the “Affordable Care Act”) and the Health Care and Education Reconciliation Act of 2010 (collectively with the Affordable Care Act, the “Acts”) were signed into law on March 23, 2010 and March 30, 2010, respectively, dramatically altering the U.S. health care system. The Acts are intended to provide coverage and access to substantially all Americans, to increase the quality of care provided, and to reduce the rate of growth in healthcare expenditures. The changes include, among other things, reducing payments to Medicare Advantage plans, expanding the Medicare program's use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, reducing Medicare and Medicaid payments, including disproportionate share payments, expanding Medicare and Medicaid eligibility, and expanding access to health insurance. As part of the effort to control or reduce health care spending, the Acts also contain a number of measures intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and limitations on the Stark (physician self-referral) law exception that allows physicians to have ownership interests in hospitals (the “Whole Hospital Exception”). Among other things, the Acts prohibit hospitals from increasing the percentages of the total value of the ownership interests held in the hospital by physicians after March 23, 2010, as well as place severe restrictions on the ability of a hospital subject to the Whole Hospital Exception to add operating rooms, procedure rooms and beds. It is difficult to predict the impact the Acts will have on the Company's operations as a majority of the measures contained in the Acts do not take effect until 2014. The Acts could have an adverse effect on our financial condition and results of operations.

Medicare Reimbursement-Hospital Inpatient Services

Five of our surgical facilities are licensed as hospitals. The Medicare program pays hospitals on a prospective payment system for acute inpatient services. Under this prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on each patient's final assigned diagnosis related group (“DRG”). On April 19, 2011, the Centers of Medicare and Medicaid Services ("CMS") issued the inpatient prospective payment system (“IPPS”) proposed rule for federal fiscal year (“FFY”) 2012, beginning on October 1, 2011. CMS projects that Medicare reimbursement for hospital inpatient services will decrease by 0.5%, or $498 million, between FFY 2011 and FFY 2012. The proposed market basket update is 1.5% for hospitals that submit quality data in accordance with the Hospital Inpatient Quality Reporting Program (formerly the Reporting Hospital Quality Data for Annual Payment Update) in FFY 2012. The proposed market basket update for hospitals that do not submit quality data is two percentage points less, or (0.5)%. In addition, Medicare payments under the proposed rule are subject to a 1.1% increase in response to certain litigation, as well as a (3.15)% documentation and coding adjustment as required under a statutory provision requiring CMS to recoup the effects of increased aggregate payments due to documentation and coding changes resulting from the adoption of Medicare Severity Diagnosis Related Groups.
On April 29, 2011, CMS issued the final rule on the Hospital Value-Based Purchasing program, an initiative authorized by the Affordable Care Act, which is intended to reward hospitals for the quality of care they provide to Medicare patients receiving inpatient hospital services. An estimated $850 million will be allocated to hospitals in FFY 2013, based on their performance on certain quality measures, which have been drawn from the set of measures that most hospitals already report under the Hospital Inpatient Quality Reporting Program. For FFY 2013, CMS will measure hospital performance using two domains: the clinical process of care domain, which is comprised of 12 clinical process of care measures, and the patient experience of care domain, which is comprised of the Hospital Consumer Assessment of Healthcare Providers and Systems survey measure. Hospitals will be evaluated, and incentive payments will be allocated, based on hospitals' level of achievement and improvement over past performances. The Hospital Value-Based Purchasing program will not increase overall Medicare spending for inpatient stays in acute care hospitals. Rather, the Affordable Care Act requires CMS to fund the incentive payments by reducing the base operating DRG payment amounts. The reduction will be 1% in FFY 2013, rising to 2% by FFY

2017.

In addition, the Affordable Care Act requires the Secretary of Health and Human Services (“HHS”) to develop a plan to implement a value-based purchasing program for payments under the Medicare program for ASCs. On April 18, 2011, HHS released its report to Congress, which contained a framework for establishing such a value-based purchasing program. We cannot predict how the Hospital Value-Based Purchasing program will impact our hospitals' Medicare reimbursement for hospital inpatient services. However, our revenue could be negatively impacted if our hospitals perform poorly on the quality measures reported under the Hospital Value-Based Purchasing program. Furthermore, we do not know if or when a value-based purchasing program will be implemented for Medicare payments to ASCs or, if such a program is implemented, whether it will follow the recommendations set forth by HHS, or have a negative impact on our revenues.

Accountable Care Organizations
On March 31, 2011, CMS issued proposed regulations under the Affordable Care Act that are intended to allow providers including hospitals, physicians, and other designated professionals and suppliers, to coordinate care for Medicare beneficiaries through Accountable Care Organizations (“ACOs”). This shared savings program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve certain savings benchmarks and quality performance standards will be eligible to share in a portion of the amounts saved by the Medicare program. The proposed rules outline certain key characteristics of an ACO, including the scope and length of an ACO's contract with CMS, the required governance of an ACO, the assignment of Medicare beneficiaries to an ACO, the payment models under which an ACO can share in cost savings, and the quality and other reporting requirements expected of an ACO. Under the proposed regulations, patient and provider participation in ACOs will be voluntary. Proposed regulations were also issued with respect to waivers of certain Federal laws, including the Stark (physician self-referral) law, the anti-kickback statute, and certain provisions of the civil monetary penalty laws with respect to financial relationships for organizations operating as ACOs. Under the proposed rules, we would be required to meet certain requirements in order to be eligible for such waivers. The implementation of ACOs could have a negative impact on our financial condition and results of operations if our facilities and physician network are unable to participate or if reimbursement is greatly reduced. We will continue to monitor developments in the proposed ACO regulations. We cannot predict if the proposed ACO regulations will be adopted or, if adopted, if they will be adopted in their current form.
Recovery Audit Contractors
Recovery Audit Contractors (“RACs”) are private companies contracting with CMS to identify overpayments and underpayments for services reimbursed by Medicare through post-payment reviews of Medicare providers and suppliers. The Affordable Care Act expanded the RAC program's scope to include Medicaid by requiring all states to establish programs to contract with RACs to audit payments to Medicaid providers by December 31, 2010. CMS previously indicated that it expected states to fully implement their RAC programs by April 1, 2011; however, on Feburary 1, 2011, CMS published an informational bulletin withdrawing the April 1, 2011 deadline and stating that a new implementation deadline will be established at a later date. We cannot quantify the financial impact of potential RAC Medicaid audits, but could incur expenses associated with responding to and challenging any audit, as well as costs of repayment of alleged overpayments.

Operating Margins

Our operating income margin for the three months ended March 31, 2011 increased to 17.7% from 13.7% for the three months ended March 31, 2010. Our operating income margin for the 2010 period reflects, among other things, $816,000 of impairment charge related to our equity method investment located in Gresham, Oregon. Excluding the impairment charges, our operating income margin increased to 17.7% in the 2011 period from 14.9% in the 2010 period. This increase is primarily attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2010.

Acquisitions and Developments

Effective January 7, 2011, we acquired an incremental ownership interest of 3.5% in one of our surgical facilities located in Chesterfield, Missouri, for an aggregate of $1.8 million, financed with cash from operations. Prior to the acquisition, we owned 50.0% of this facility. We consolidate this surgical facility for financial reporting purposes.

Discontinued Operations and Divestitures
We evaluate our portfolio of surgical facilities to ensure the facilities are performing as we expect. During 2010, we committed to, and executed a plan to, divest our interest in four facilities that we consolidated for financial reporting purposes. In connection with one of our disposed facilities, we recorded an accrual of $1.7 million for future contractual obligations under a facility operating lease. As of March 31, 2011, the lease liability was $1.3 million. There were no future contractual obligations in connection with the divestiture of the other three facilities. The facilities' assets, liabilities, revenues, expenses and cash flows of the four facilities have been classified as discontinued operations for all periods presented.
Revenues, loss on operations before income taxes, income tax provision, loss on the sale, net of taxes, and loss from discontinued operations, net of taxes, for the following periods indicated, were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues	—	$2,620
Loss on operations before income taxes	—	(276)
Income tax provision	—	4
Loss on sale, net of taxes	(17)	—
Loss from discontinued operations, net of taxes	(17)	$(280)

Results of Operations

The following table summarizes certain statements of operations items for each of the three months ended March 31, 2011 and 2010. The table also shows the percentage relationship to revenues for the periods indicated:

	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	109,334	100.0%	83,545	100.0%
Cost of revenues	77,647	71.0	61,203	73.3
General and administrative expense	5,869	5.4	5,232	6.3
Depreciation and amortization	5,161	4.7	4,084	4.9
Provision for doubtful accounts	1,626	1.5	1,213	1.5
Income on equity investments	(269)	(0.2)	(628)	(0.8)
Impairment and loss on disposal of long-lived assets	44	—	1,061	1.2
Gain on sale of long-lived assets	(122)	(0.1)	—	—
Insurance and litigation settlements, net	—	—	(36)	(0.1)
Total operating expenses	89,956	82.3	72,129	86.3
Operating income	19,378	17.7	11,416	13.7
Interest expense, net	(11,978)	(10.9)	(10,731)	(12.9)
Income before income taxes and discontinued operations	7,400	6.8	685	0.8
Provision for income taxes	1,621	1.5	1,609	1.9
Income (loss) from continuing operations	5,779	5.3	(924)	(1.1)
Loss from discontinued operations, net of taxes	(17)	—	(280)	(0.3)
Net income (loss)	5,762	5.3	(1,204)	(1.4)
Less: Net income attributable to noncontrolling interests	(8,181)	(7.5)	(4,444)	(5.3)
Net loss attributable to Symbion, Inc.	(2,419)	(2.2)%	(5,648)	(6.7)%

Overview. Our revenues increased 30.9% to $109.3 million for the three months ended March 31, 2011 from $83.5 million for the three months ended March 31, 2010. We incurred a net loss attributable to Symbion, Inc. for the 2011 period of $(2.4 million) compared to $(5.6 million) for the 2010 period.  Our financial results for the 2011 period compared to the 2010 period reflect the addition of one surgical facility which we consolidate for financial reporting purposes.  Also, subsequent to the 2010 period, we acquired an incremental, controlling ownership interest in a surgical facility which was previously recorded as an equity method investment. As a result of this acquisition, we hold a controlling interest in the facility and began consolidating the facility for financial reporting purposes in the third quarter of 2010.
We disposed of one surgical facility which we accounted for using the equity method and four facilities which we consolidated for financial reporting purposes as of March 31, 2010. The financial results of the four disposed facilities for the three months ended March 31, 2011, and all comparative periods, are reported as discontinued operations. For purposes of this management's discussion of our consolidated financial results, we consider same store facilities as those facilities that were operating throughout the respective periods listed below.
Revenues.  Revenues for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 were as follows (in thousands):

	2011	2010	Dollar Variance	Percent Variance
Patient service revenues:
Same store revenues	$78,671	$80,437	$(1,766)	(2.2)%
Revenues from other surgical facilities	27,940	—	27,940	—
Total patient service revenues	106,611	80,437	26,174	32.5
Physician service revenues	1,445	1,429	16	1.1
Other service revenues	1,278	1,679	(401)	(23.9)
Total	$109,334	$83,545	$25,789	30.9%

Patient service revenues at same store facilities decreased 2.2% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. We experienced a 1.7% decrease in cases, and a 0.6% decrease in net revenue per case. The decrease in cases and revenues was primarily driven by the scheduled termination of an agreement with a health plan to utilize one of our same store facilities for a specified period of time. In addition, revenue was negatively impacted by a reduction in Medicaid disproportionate share payments in Colorado and a reduction of workers' compensation reimbursement rates in South Carolina. Revenues from other surgical facilities increased by $28.0 million. This increase is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2010.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, were as follows (in thousands):

	2011	2010	Dollar Variance	Percent Variance
Same store cost of revenues	$59,982	$61,203	$(1,221)	(2.0)%
Cost of revenues from other surgical facilities	17,665	—	17,665	—
Total	$77,647	$61,203	$16,444	26.9%

As a percentage of same store revenues including physician services and other revenue, same store cost of revenues increased to 73.7% for the three months ended March 31, 2011 compared to 73.3% for the three months ended March 31, 2010. The increase in same store cost of revenues as a percentage of same store revenues was primarily driven by the decrease in revenues as a result of the scheduled termination of an agreement with a health plan to utilize one of our same store facilities for a specified period of time and specific payor reimbursement reductions in Colorado and South Carolina. Cost of revenues from other surgical facilities increased by $17.7 million. This increase is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2010.  As a percentage of revenues, total cost of revenues decreased to 71.0% for the 2011 period compared to 73.3% for the 2010 period.

General and Administrative Expense. General and administrative expense increased to $5.9 million for the three months ended March 31, 2011 from $5.2 million for the three months ended March 31, 2010. As a percentage of revenues, general and administrative expense decreased to 5.4% for the 2011 period from 6.3% for the 2010 period. This decrease is primarily attributable to our leveraging of corporate overhead costs while continuing to increase revenue through recent acquisitions.

Depreciation and Amortization. Depreciation and amortization expense increased to $5.2 million for the three months ended March 31, 2011 compared to $4.1 million for the three months ended March 31, 2010. This increase is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2010. As a percentage of revenues, depreciation and amortization expense decreased to 4.7% for the 2011 period from 4.9% for the 2010 period.

Provision for Doubtful Accounts. The provision for doubtful accounts increased to $1.6 million for the three months ended March 31, 2011 compared to $1.2 million for the three months ended March 31, 2010. As a percentage of revenues, the provision for doubtful accounts remained at 1.5% for both the 2011 and the 2010 periods.

Operating Income. Operating income increased to $19.4 million for the three months ended March 31, 2011 from $11.4 million for the three months ended March 31, 2010. This change is primarily attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2010.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $12.0 million for the three months ended March 31, 2011 from $10.7 million for the three months ended March 31, 2010. Interest expense increased $423,000 as a result of our borrowings under our revolving credit facility during 2010, and $547,000 due to our election to pay interest on the Toggle Notes in kind, whereby the outstanding principal amount of debt has increased $26.5 million since March 31, 2010.  We incurred additional interest expense at facilities acquired since January 1, 2010 of $1.4 million. These increases are offset by a $1.0 million decrease in interest expense due to the principal payments on our senior secured credit facility which resulted in lower interest costs and the expiration of our previous interest rate swap in October 2010, which fixed a portion of our borrowings at a rate higher than our current interest rate swap.

Provision for Income Taxes.  The provision for income taxes was $1.6 million for both the three months ended March 31, 2011 and March 31, 2010.  Tax expense in both periods is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments.

Income Attributable to Noncontrolling Interests. Income attributable to noncontrolling interests increased to $8.2 million for the three months ended March 31, 2011 from $4.4 million for the three months ended March 31, 2010. As a percentage of revenues, income attributable to noncontrolling interests increased to 7.5% for the 2011 period from 5.3% for the 2010 period. This increase is attributable to an increase in operating income at same store facilities and the impact of surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2010.

Liquidity and Capital Resources

Operating Activities

During the three months ended March 31, 2011, we generated operating cash flow from continuing operations of $22.2 million compared to $18.9 million for the three months ended March 31, 2010. This increase is primarily attributable to surgical facilities and incremental, controlling interests acquired since January 1, 2010.

At March 31, 2011, we had working capital of $85.6 million compared to $77.3 million at December 31, 2010. This increase is primarily attributable to our in-kind payment of accrued PIK interest in February 2011 of $13.6 million. This accrued interest was reclassified from interest payable to long-term debt in February 2011. We currently have $3.0 million of PIK interest accrued in interest payable as of March 31, 2011. We believe our available cash, along with our expected future operating cash flows, is sufficient to service our current obligations.

Investing Activities

Net cash used in investing activities from continuing operations during the three months ended March 31, 2011 was $2.1 million, which included $2.2 million related to purchases of property and equipment. Cash used in investing activities in the 2011 period was funded primarily from cash from continuing operations.

During the three months ended March 31, 2010, net cash used in investing activities from continuing operations was $1.3 million, which included $1.3 million related to purchases of property and equipment. Cash used in investing activities in the 2010 period was funded primarily from cash from continuing operations.

Financing Activities

Net cash used in financing activities from continuing operations during the three months ended March 31, 2011 was $16.2 million. We distributed $7.7 million in cash to noncontrolling interest partners. We also made scheduled principal payments on our senior secured credit facility totaling $5.0 million.

Net cash used in financing activities from continuing operations during the three months ended March 31, 2010 was $9.4 million. During the 2010 period, we made scheduled principal payments on our senior secured credit facility of $1.9 million. Additionally, we distributed $5.6 million in cash to noncontrolling interest partners.

Long-Term Debt

The Company's long-term debt is summarized as follows (in thousands):

	March 31, 2011 (Unaudited)	December 31, 2010
Senior secured credit facility	$272,500	$277,500
Toggle Notes	245,630	232,000
Notes payable to banks	13,876	14,786
Secured term loans	6,866	7,236
Capital lease obligations	3,961	5,090
	542,833	536,612
Less current maturities	(29,696)	(29,195)
Total	$513,137	$507,417
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
The Tranche A Term Loan matures on August 23, 2013, the Tranche B Term Loan matures on August 23, 2014 and the Revolving Facility matures on August 23, 2013.  The Tranche A Term Loan requires quarterly principal payments of $4.7 million through September 30, 2011, quarterly payments of $6.3 million from December 31, 2011 through September 30, 2012, quarterly payments of $18.1 million from December 31, 2012 through June 30, 2013 and a balloon payment of $12.6 million on August 23, 2013.  The Tranche B Term Loan requires quarterly principal payments of $312,500 through June 30, 2014 and a balloon payment of $111.1 million on August 23, 2014.
At our option, the term loans bear interest at the lender's alternate base rate in effect on the applicable borrowing date plus an applicable alternate base rate margin, or the lender's Eurodollar rate in effect on the applicable borrowing date, plus an applicable Eurodollar rate margin.  Both the applicable alternate base rate margin and applicable Eurodollar rate margin will vary depending upon the ratio of our total indebtedness to consolidated EBITDA.
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
As of March 31, 2011, the interest rate on the borrowings under the senior secured credit facility was 3.5%.  The $100.0 million Revolving Facility includes a non-use fee of 0.5% of the portion of the facility not used.  We pay this fee quarterly.  As of March 31, 2011, the amount available under the Revolving Facility was $44.0 million.
Interest Rate Swap
On November 2, 2010, we entered into an interest rate swap agreement to protect against certain interest rate fluctuations of the LIBOR rate on $100.0 million of our variable rate debt under the senior secured credit facility.  The effective date of the interest rate swap is December 31, 2010, and it is scheduled to expire on December 31, 2012.  The interest rate swap effectively fixes our LIBOR interest rate on the $100.0 million of variable rate debt at a rate of 0.85%.  We have recognized the fair value of our interest rate swap as a long-term liability of approximately $228,000 at March 31, 2011. We have designated our current interest rate swap as a cash flow hedge instrument. As of March 31, 2011, we have determined the hedge to be effective.
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
Since August 23, 2008, we have elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes has increased by $65.7 million from the issuance of the Toggle Notes to March 31, 2011. On February 23, 2011, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from February 24, 2011 to August 23, 2011. We have accrued $3.0 million in interest in other accrued expenses as of March 31, 2011.
The Toggle Notes are unsecured senior obligations and rank equally with other existing and future senior indebtedness, senior to all future subordinated indebtedness and effectively junior to all secured indebtedness to the extent of the value of the collateral securing such indebtedness.  Certain existing subsidiaries have guaranteed the Toggle Notes on a senior basis, as required by the indenture.  The indenture also requires that certain of our future subsidiaries guarantee the Toggle Notes on a senior basis.  Each guarantee is unsecured and ranks equally with senior indebtedness of the guarantor, senior to all of the guarantor's subordinated indebtedness and effectively junior to its secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit our ability and the ability of the subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates.
At March 31, 2011, we were in compliance with all material covenants required by each of the senior secured credit facility and the Toggle Notes.
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
Capital Lease Obligations
We are liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at March 31, 2011 and December 31, 2010 was $4.0 million and $5.1 million, respectively.

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations by period as of March 31, 2011 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	During Years 2-3	During Years 4-5	After 5 Years
Contractual Obligations:
Long-term debt	$538,872	$27,999	$151,830	$359,043	$—
Capital lease obligations	3,961	1,697	2,113	151	—
Operating lease obligations	123,095	22,221	39,481	24,172	37,221
Other financing obligations(1)	48,284	(194)	64	829	47,585
Total	$714,212	$51,723	$193,488	$384,195	$84,806
____________________________________________________________
(1) Other financing obligations are payable to the lessor of the land, building and improvements of our hospital located in Idaho Falls, Idaho.
Inflation

Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.

Earnings Before Interest, Taxes, Depreciation and Amortization and Other Adjustments

When we use the term “EBITDA,” we are referring to net income (loss) plus (a) loss from discontinued operations, net of taxes, (b) income tax expense, (c) interest expense, net, (d) depreciation and amortization, (e) non-cash (gains) losses, and (f) non-cash stock option compensation expense, and less (g) net income attributable to noncontrolling interests. Noncontrolling interest represents the interests of third parties, such as physicians and in some cases, health care systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships, with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.

EBITDA increased to $16.6 million for the three months ended March 31, 2011 from $12.4 million for the three months ended March 31, 2010. EBITDA margin for the three month period increased 30 basis points to 15.2% for 2011 from 14.9% for 2010. This increase is primarily attributable to surgical facilities and incremental, controlling ownership interests acquired since January 1, 2010.

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

Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table reconciles EBITDA to net cash provided by operating activities - continuing operations (in thousands):

	Three Months Ended March 31,
	2011	2010
EBITDA	$16,614	$12,441
Depreciation and amortization	(5,161)	(4,084)
Non-cash gains (losses)	78	(1,061)
Non-cash stock option compensation expense	(334)	(324)
Interest expense, net	(11,978)	(10,731)
Provision for income taxes	(1,621)	(1,609)
Net income attributable to noncontrolling interests	8,181	4,444
Loss on discontinued operations, net of taxes	(17)	(280)
Net income (loss)	5,762	(1,204)
Loss from discontinued operations	17	280
Depreciation and amortization	5,161	4,084
Amortization of deferred financing costs	501	501
Non-cash payment-in-kind interest option	6,984	6,230
Non-cash stock option compensation expense	334	324
Non-cash recognition of other comprehensive loss into earnings	—	826
Non-cash credit risk adjustment of financial instruments	—	89
Non-cash (gains) losses	(78)	1,061
Deferred income taxes	1,534	1,828
Equity in earnings of unconsolidated affiliates, net of distributions received	341	(70)
Provision for doubtful accounts	1,626	1,213
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(128)	(109)
Other assets and liabilities	114	3,882
Net cash provided by operating activities - continuing operations	$22,168	$18,935
Other Data:
Number of surgical facilities included in continuing operations, as of the end of period(1)	62	61

(1)	Includes surgical facilities that we manage but in which we have no ownership.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in prevailing interest rates.  Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility.  We do not use derivative instruments for speculative purposes.  Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders' prime rate.  At March 31, 2011, $172.5 million of our total long-term debt was subject to variable rates of interest, while the remaining $370.3 million of our total long-term debt was subject to fixed rates of interest.  A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of approximately $1.7 million.  The fair value of our total long-term debt, based on quoted market prices as of March 31, 2011, is approximately $518.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act , is recorded, processed, summarized and reported in a timely manner.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

(a)    Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed April 24, 2007 (File No. 000-50574)
(b)    Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2010 (File No. 000-50574)
(c)    Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (Registration No. 333-153678)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBION, INC.
By:	/s/ TERESA F. SPARKS Teresa F. Sparks Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 12, 2011

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

(a) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed April 24, 2007 (File No. 000-50574)
(b) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2010 (File No. 000-50574)
(c) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (Registration No. 333-153678)