Form 10-Q
period 2011-06-30
SYMBION INC/TN
filed 2011-08-12
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
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

As of August 12, 2011, 1,000 shares of the registrant’s common stock were outstanding.

SYMBION, INC.

FORM 10-Q

August 12, 2011

Item 1.  Financial Statements
SYMBION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$72,715	$73,458
Accounts receivable, less allowance for doubtful accounts of $9,889 and $10,051, respectively	61,299	61,825
Inventories	11,334	10,798
Prepaid expenses and other current assets	8,377	8,636
Current assets of discontinued operations	263	1,003
Total current assets	153,988	155,720
Land	5,713	5,713
Buildings and improvements	103,657	102,795
Furniture and equipment	71,871	70,129
Computers and software	4,905	4,757
	186,146	183,394
Less accumulated depreciation	(51,530)	(42,762)
Property and equipment, net	134,616	140,632
Intangible assets	21,576	21,817
Goodwill	625,562	624,737
Investments in and advances to affiliates	18,145	17,824
Other assets	15,508	9,633
Long-term assets of discontinued operations	34	34
Total assets	$969,429	$970,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,933	$12,396
Accrued payroll and benefits	9,521	10,090
Other accrued expenses	24,369	25,814
Current maturities of long-term debt	6,380	29,195
Current liabilities of discontinued operations	69	923
Total current liabilities	53,272	78,418
Long-term debt, less current maturities	539,908	507,417
Deferred income tax payable	53,551	51,309
Other liabilities	71,689	68,950
Long-term liabilities of discontinued operations	—	22

Noncontrolling interests - redeemable	35,281	36,030

Stockholders' equity:
Common stock, 1,000 shares, $0.01 par value, authorized, issued and outstanding at June 30, 2011 and at December 31, 2010	—	—
Additional paid-in-capital	240,970	240,959
Accumulated other comprehensive loss	—	(314)
Retained deficit	(66,311)	(55,219)
Total Symbion, Inc. stockholders' equity	174,659	185,426
Noncontrolling interests - non-redeemable	41,069	42,825
Total equity	215,728	228,251
Total liabilities and stockholders' equity	$969,429	$970,397
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$111,531	$103,463	$220,865	$187,008
Operating expenses:
Salaries and benefits	31,178	29,079	61,563	53,426
Supplies	27,330	23,086	52,301	41,244
Professional and medical fees	8,979	6,963	17,218	12,629
Rent and lease expense	6,289	6,069	12,276	12,291
Other operating expenses	8,016	7,421	16,081	14,231
Cost of revenues	81,792	72,618	159,439	133,821
General and administrative expense	5,543	5,937	11,412	11,169
Depreciation and amortization	5,196	4,912	10,357	8,996
Provision for doubtful accounts	1,561	1,987	3,187	3,200
Income on equity investments	(387)	(876)	(656)	(1,504)
Impairment and loss on disposal of long-lived assets	150	96	194	1,157
Gain on sale of long-lived assets	(17)	(5)	(139)	(5)
Litigation settlements	—	(8)	—	(44)
Loss on debt extinguishment	4,751	—	4,751	—
Total operating expenses	98,589	84,661	188,545	156,790
Operating income	12,942	18,802	32,320	30,218
Interest expense, net	(13,408)	(12,211)	(25,386)	(22,942)
(Loss) income before income taxes and discontinued operations	(466)	6,591	6,934	7,276
Provision for income taxes	1,349	610	2,970	2,219
(Loss) income from continuing operations	(1,815)	5,981	3,964	5,057
Loss from discontinued operations, net of taxes	(71)	(82)	(88)	(362)
Net (loss) income	(1,886)	5,899	3,876	4,695
Less: Net income attributable to noncontrolling interests	(6,787)	(6,957)	(14,968)	(11,401)
Net loss attributable to Symbion, Inc.	$(8,673)	$(1,058)	$(11,092)	$(6,706)

See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Symbion, Inc. Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests Non-redeemable	Total
	Shares	Amount
Balance at December 31, 2009	1,000	$—	$242,623	$(2,731)	$(46,479)	$3,396	$196,809
Net loss	—	—	—	—	(6,706)	1,603	(5,103)
Amortized compensation expense related to stock options	—	—	649	—	—	—	649
Recognition of interest rate swap liability to earnings	—	—	—	1,717	—	—	1,717
Distributions to noncontrolling interests	—	—	—	—	—	(2,198)	(2,198)
Acquisition and disposal of shares of noncontrolling interests	—	—	(1,766)	—	—	20,210	18,444
Balance at June 30, 2010	1,000	$—	$241,506	$(1,014)	$(53,185)	$23,011	$210,318

Balance at December 31, 2010	1,000	$—	$240,959	$(314)	$(55,219)	$42,825	$228,251
Net loss	—	—	—	—	(11,092)	6,742	(4,350)
Amortized compensation expense related to stock options	—	—	668	—	—	—	668
Unrealized loss on interest rate swap	—	—	—	(351)	—	—	(351)
Recognition of interest rate swap liability to earnings	—	—	—	665	—	—	665
Distributions to noncontrolling interest partners	—	—	—	—	—	(7,718)	(7,718)
Acquisition and disposal of shares of noncontrolling interests	—	—	(657)	—	—	(780)	(1,437)
Balance at June 30, 2011	1,000	$—	$240,970	$—	$(66,311)	$41,069	$215,728

See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,876	$4,695
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	88	362
Depreciation and amortization	10,357	8,996
Amortization of deferred financing costs	861	1,000
Non-cash payment-in-kind interest option	13,366	12,667
Non-cash stock option compensation expense	668	649
Non-cash recognition of accumulated other comprehensive loss into earnings	665	968
Non-cash credit risk adjustment of financial instruments	—	189
Non-cash losses on disposal of long-lived assets	55	1,152
Loss on debt extinguishment	4,751	—
Deferred income taxes	2,724	4,333
Equity in earnings of unconsolidated affiliates, net of distributions received	401	(329)
Provision for doubtful accounts	3,187	3,200
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(2,161)	(4,501)
Income taxes receivable	—	(2,117)
Other assets and liabilities	(456)	2,628
Net cash provided by operating activities - continuing operations	38,382	33,892
Net cash provided by operating activities - discontinued operations	—	71
Net cash provided by operating activities	38,382	33,963

Cash flows from investing activities:
Purchases of property and equipment, net	(4,009)	(2,544)
Payments for acquisitions, net of cash acquired	—	(25,019)
Payments from unit activity of nonconsolidated facilities	—	(55)
Change in other assets	101	(571)
Net cash used in investing activities - continuing operations	(3,908)	(28,189)
Net cash used in investing activities - discontinued operations	—	(18)
Net cash used in investing activities	(3,908)	(28,207)

Cash flows from financing activities:
Principal payments on long-term debt	(352,358)	(7,226)
Proceeds from debt issuances	344,754	33,739
Payment of debt issuance costs	(10,130)	—
Distributions to noncontrolling interest partners	(17,388)	(11,056)
Payments and proceeds from unit activity	(1,643)	581
Other financing activities	1,548	(592)
Net cash (used in) provided by financing activities - continuing operations	(35,217)	15,446
Net cash used in financing activities - discontinued operations	—	(52)
Net cash (used in) provided by financing activities	(35,217)	15,394
Net (decrease) increase in cash and cash equivalents	(743)	21,150
Cash and cash equivalents at beginning of period	73,458	47,749
Cash and cash equivalents at end of period	$72,715	$68,899

See notes to unaudited consolidated financial statements.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)
1. Organization

Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and physician groups, hospitals and hospital systems. As of June 30, 2011, the Company owned and operated 54 surgical facilities, including 49 ambulatory surgery centers, four surgical hospitals, and one general acute care hospital with a surgical and obstetrics focus. The Company also managed eight additional ambulatory surgery centers and one physician network. The Company owns a majority ownership interest in 29 of the 54 surgical facilities and consolidates 49 of these surgical facilities for financial reporting purposes.

On August 23, 2007, the Company was acquired by an investment group led by an affiliate of Crestview Partners, L.P. (“Crestview”). As a result of this merger (the “Merger”), the Company no longer has publicly traded equity securities. The Company is a wholly owned subsidiary of Symbion Holdings Corporation (“Holdings”), which is owned by an investor group that includes affiliates of Crestview, members of the Company's management and other investors.

2. Significant Accounting Policies and Practices

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, ("GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and accompanying footnotes. Examples include, but are not limited to, estimates of accounts receivable allowances, professional and general liabilities and the estimate of deferred tax assets or liabilities. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal, recurring nature. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate's business. The physician limited partners and physician minority members of the entities the Company controls are responsible for the supervision and delivery of medical services. The governance rights of limited partners and minority members are restricted to those that protect their financial interests. Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breaches of the partnership or operating agreement, gross negligence or bankruptcy. These protective rights do not preclude consolidation of the respective partnerships and limited liability companies. The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidation. The variable interest entities are surgical facilities located in the states of Florida and New York. With regard to the New York facility, the Company is the primary beneficiary due to the level of variability within the management services agreement as well as the obligation and likelihood of absorbing the majority of expected gains and losses. Regarding the Florida facility, the Company has fully guaranteed the facility's debt obligations. The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected gains and losses. The accompanying consolidated balance sheets at June 30, 2011 and December 31, 2010 include assets of $15.2 million and $15.3 million, respectively, and liabilities of $4.0 million and $4.1 million, respectively, related to the variable interest entities. All significant intercompany balances and transactions are eliminated in consolidation.

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

The carrying amount and fair value of the Company's long term debt obligations as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Senior Secured Notes, net of note issuance discount of $5,237	$344,763	$—	$338,299	$—
Tranche A Term Loan	—	106,062	—	101,732
Tranche B Term Loan	—	115,438	—	110,724
Revolving Facility	—	56,000	—	53,715
PIK Exchangeable Notes	88,490	—	88,490	—
Toggle Notes	89,467	232,000	89,467	198,662

The fair value of the Senior Secured Notes, the term loans, the Toggle Notes and the Revolving Facility (as such terms are defined below) were based on Level 1 computations using quoted prices at June 30, 2011 and December 31, 2010, as applicable. The fair value of the PIK Exchangeable Notes (as defined below) was based on a Level 3 computation, using a Company-specific discounted cash flow analysis. The Company's long-term debt instruments are discussed further in Note 4.
Accounts Receivable

Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Also, the Company has amounts recorded in other liabilities for third-party settlements of $14.0 and $12.0 million as of June 30, 2011 and December 31, 2010, respectively. The Company does not require collateral for private pay patients. Accounts receivable at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Surgical facilities	$60,767	$61,242
Physician networks	532	583
Total	$61,299	$61,825

The following table sets forth by type of payor the percentage of the Company's accounts receivable for consolidated surgical facilities as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Private insurance	53%	58%
Government	20	18
Self-pay	8	8
Other	19	16
Total	100%	100%

The Company's policy is to review the standard aging schedule, by surgical facility, to determine the appropriate allowance for doubtful accounts. Patient account balances are reviewed for delinquency based on contractual terms. This review is supported by an analysis of the actual net revenues, contractual adjustments and cash collections received. If the Company's internal collection efforts are unsuccessful, the Company manually reviews the patient accounts. An account is written off only after the Company has pursued collection with legal or collection agency assistance or otherwise deemed an account to be uncollectible.

Inventories

Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Goodwill and Other Intangible Assets
Purchase price allocations of $825,000 for the three month period ended June 30, 2011 reflect adjustments to the identifiable net assets of acquired facilities.

The Company has intangible assets of $19.5 million related to the certificates of need for certain of its facilities. These indefinite-lived assets are not amortized, but are assessed for possible impairment under the Company's impairment policy. The Company also has an intangible asset related to a non-compete agreement, which is amortized over the 60-month life of the agreement. The net value of this intangible asset as of June 30, 2011 is $2.1 million.
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

Other Accrued Expenses

A summary of other accrued expenses is as follows (in thousands):

	June 30, 2011	December 31, 2010
Interest payable	$5,545	$9,865
Current taxes payable	6,472	6,344
Insurance liabilities	1,849	1,540
Other expenses	10,503	8,065
Total	$24,369	$25,814

Other Comprehensive Loss

The Company reports other comprehensive loss as a measure of changes in stockholders' equity that results from recognized transactions. The change in other comprehensive loss of the Company from December 31, 2010 to June 30, 2011 resulted from the derecognition of the interest rate swap as a cash flow hedge as a result of the Company's debt extinguishment in the second quarter of 2011. The Company entered into an interest rate swap agreement effective December 31, 2010. Upon extinguishment of the senior secured credit facility, which was the underlying hedged instrument, the Company discontinued hedge accounting and charged the amount previously recorded to other comprehensive income to earnings. The Company's total loss, including the net loss attributable to Symbion, Inc. and the amounts recorded to other comprehensive loss for the six months ended June 30, 2011 and the six months ended June 30, 2010 was $10,778 and $4,989, respectively. See Note 5 for further discussion of derivative instruments.

Revenues

Revenues by service type consist of the following for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Patient service revenues	$108,726	$100,326	$215,337	$180,762
Physician service revenues	1,485	1,428	2,930	2,857
Other service revenues	1,320	1,709	2,598	3,389
Total	$111,531	$103,463	$220,865	$187,008

The following table sets forth by type of payor the percentage of the Company's patient service revenues generated for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Private insurance	68%	69%	68%	69%
Government	25	25	25	25
Self-pay	3	5	3	5
Other	4	1	4	1
Total	100%	100%	100%	100%

Reclassifications

Certain reclassifications have been made to the comparative period's financial statements to conform to the 2011 presentation. The reclassifications primarily related to the presentation of discontinued operations and noncontrolling interests and had no impact on the Company's financial position or results of operations.

3. Discontinued Operations

The Company disposed of four surgical facilities during 2010 which are classified as discontinued operations. The results of operations in these centers are presented net of income taxes in the accompanying consolidated financial statements as discontinued operations. In connection with one of the disposed facilities, the Company recorded an accrual of $1.7 million for future obligations under a facility operating lease. As of June 30, 2011, the lease liability was $1.2 million. The accompanying consolidated financial statements have been reclassified to conform to this presentation for all periods presented. These required reclassifications of prior period consolidated financial statements did not impact total assets, liabilities, stockholders' equity, net loss or cash flows.

Revenues, loss on operations before taxes, income tax benefit, loss on sale, net of taxes and the loss from discontinued operations, net of taxes for the three and six months ended June 30, 2011 and 2010 related to discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$—	$2,878	$—	$5,467
Loss on operations, before taxes	$—	$(84)	$—	$(358)
Income tax benefit	$—	$(2)	$—	$(5)
Loss on sale, net of taxes	$(71)	$—	$(88)	$(9)
Loss from discontinued operations, net of taxes	$(71)	$(82)	$(88)	$(362)

4. Long-Term Debt

The Company's long-term debt is summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Senior secured credit facility	$—	$277,500
Senior Secured Notes, net of debt issuance discount of $5,237	344,763	—
Toggle Notes	89,467	232,000
PIK Exchangeable Notes	88,490	—
Notes payable to banks	13,149	14,786
Secured term loans	6,615	7,236
Capital lease obligations	3,804	5,090
	546,288	536,612
Less current maturities	(6,380)	(29,195)
Total	$539,908	$507,417

As described in the following sections, the Company modified its long-term debt structure during the second quarter of 2011. On June 14, 2011, the Company completed a private offering of $350.0 million aggregate principal amount of 8.00% senior secured notes due 2016 (the "Offering"). The proceeds of the Offering were used to retire the Company's existing senior secured credit facility and a portion of the Company's existing Toggle Notes. In connection with the Offering, the Company entered into a new super-priority revolving credit facility and an agreement with certain holders of its outstanding Toggle Notes to exchange Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of new 8.00% Senior PIK Exchangeable Notes due 2017. These transactions are described in detail below.

Senior Secured Credit Facility

On August 23, 2007, the Company entered into a $350.0 million senior secured credit facility with a syndicate of banks.  The senior secured credit facility extends credit in the form of two term loans of $125.0 million each (the first, the “Tranche A Term Loan” and the second, the “Tranche B Term Loan”) and a $100.0 million revolving, swingline and letter of credit facility (the “Revolving Facility”).  The Tranche A Term Loan was scheduled to mature on August 23, 2013, the Tranche B Term Loan was scheduled to mature on August 23, 2014 and the Revolving Facility was scheduled to mature on August 23, 2013.  The Tranche A Term Loan required quarterly payments of $4.7 million through September 30, 2011, quarterly payments of $6.3 million from December 31, 2011 through September 30, 2012, quarterly payments of $18.1 million from December 31, 2012 through June 30, 2013 and a balloon payment of $12.6 million on August 23, 2013.  The Tranche B Term Loan required quarterly principal payments of $312,500 through June 30, 2014 and a balloon payment of $111.1 million on

August 23, 2014.

As of June 14, 2011, the Tranche A Term Loan had a principal balance of $101.4 million and accrued interest of $214,000. The Tranche B Term Loan had a principal balance of $115.1 million and accrued interest of $243,000. As of June 1, 2011, the interest rate on the borrowings under the senior secured credit facility was 5.5%.  The $100.0 million Revolving Facility included a non-use fee of 0.5% of the portion of the facility not used.  The Company paid this fee quarterly.  As of June 14, 2011, the amount outstanding under the Revolving Facility was $56.0 million with accrued interest and unused fee of $164,000. Concurrent with the Offering, the Company used proceeds of the Offering to retire its existing senior secured credit facility.
Toggle Notes
On June 3, 2008, the Company completed a private offering of $179.9 million aggregate principal amount of the 11.00%/11.75% senior PIK toggle notes due 2015 ("the "Toggle Notes").  Interest on the Toggle Notes is due February 23 and August 23 of each year.  The Toggle Notes will mature on August 23, 2015.  For any interest period through August 23, 2011, the Company may elect to pay interest on the Toggle Notes (i) in cash, (ii) in kind, by increasing the principal amount of the notes or issuing new notes (referred to as “PIK interest”) for the entire amount of the interest payment or (iii) by paying interest on 50% of the principal amount of the Toggle Notes in cash and 50% in PIK interest.  Cash interest on the Toggle Notes accrues at the rate of 11.0% per annum.  PIK interest on the Toggle Notes accrues at the rate of 11.75% per annum.  The Company elects to pay cash interest or to exercise the PIK option in advance of the interest period.
Since August 23, 2008, the Company has elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes has increased by $65.7 million from the issuance of the Toggle Notes to June 30, 2011. On February 23, 2011, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from February 24, 2011 to August 23, 2011. The Company has accrued $3.7 million in interest on the Toggle Notes in other accrued expenses as of June 30, 2011.

At June 14, 2011, the aggregate principal of Toggle Notes outstanding was $245.6 million, and in connection with the Offering, the Company repurchased $70.8 million aggregate principal amount of Toggle Notes, at par plus accrued and unpaid interest of $2.6 million and exchanged $85.4 million aggregate principal amount of Toggle Notes, at par plus accrued interest of $3.1 million, for $88.5 million aggregate principal amount of PIK Exchangeable Notes.
The Toggle Notes are unsecured senior obligations and rank equally with other existing and future senior indebtedness, senior to all future subordinated indebtedness and effectively junior to all secured indebtedness to the extent of the value of the collateral securing such indebtedness.  Certain existing subsidiaries have guaranteed the Toggle Notes on a senior basis, as required by the indenture governing the Toggle Notes.  The indenture also requires that certain of the Company's future subsidiaries guarantee the Toggle Notes on a senior basis.  Each guarantee is unsecured and ranks equally with senior indebtedness of the guarantor, senior to all of the guarantor's subordinated indebtedness and effectively junior to its secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit the Company's ability and the ability of the subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At June 30, 2011, the Company was in compliance with all material covenants contained in the indenture governing the Toggle Notes.

Senior Secured Notes

On June 14, 2011, the Company completed a private offering of $350.0 million aggregate principal amount of 8.00% senior secured notes due 2016 (the "Senior Secured Notes"). The Senior Secured Notes were issued at a 1.51% discount, yielding proceeds of approximately $344.7 million. Interest on the Senior Secured Notes is due June 15 and December 15 of each year and will accrue at the rate of 8.00% per annum. The first interest payment on the Senior Secured Notes is due December 15, 2011. The Senior Secured Notes will mature on June 15, 2016.

The Senior Secured Notes are guaranteed by substantially all of the Company's existing and future material wholly-owned domestic restricted subsidiaries. The Senior Secured Notes and the guarantees are the Company's and the guarantors' senior secured obligations and rank equal in right of payment with any of the Company's or the guarantors' existing and future senior indebtedness and pari passu with the Company's and the guarantors' first priority liens, except to the extent that the property and assets securing the notes also secure the obligations under the Company's new $50.0 million senior secured super-priority revolving credit facility, which is entitled to proceeds of the collateral prior to the Senior Secured Notes, in the event of a foreclosure or any insolvency proceedings.

The Company may redeem all or any portion of the notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. Prior to June 15, 2014, in each of 2011, 2012 and 2013, the Company may redeem up to 10% of the original aggregate principal amount of the Senior Secured Notes at a price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest. The Company may also redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, the Company may redeem up to 35% of the aggregate principal amount of the notes with proceeds of certain equity offerings at any time prior to June 15, 2014.

In connection with the closing of the sale of the Senior Secured Notes, the Company and the guarantors entered into a Registration

Rights Agreement, whereby the Company agreed, under certain circumstances, to register senior secured notes with substantially identical terms to the Senior Secured Notes (the "Registered Senior Secured Notes") and commence an exchange offer to allow holders of the Senior Secured Notes to exchange their Senior Secured Notes for Registered Senior Secured Notes.
At June 30, 2011, the Company was in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.

Scheduled amortization of the discount recorded in connection with the Senior Secured Notes is as follows (in thousands):

Discount attributable to Senior Secured Notes
July 1, 2011 through December 31, 2011	$395
January 1, 2012 through December 31, 2012	927
January 1, 2013 through December 31, 2013	1,006
January 1, 2014 through December 31, 2014	1,092
January 1, 2015 through December 31, 2015	1,186
January 1, 2016 through June 15, 2016	631
Total	$5,237

$50.0 Million Senior Secured Super-Priority Revolving Credit Facility

Concurrent with the Offering, the Company entered into a $50.0 million senior secured super-priority revolving credit facility (the "New Credit Facility") with a syndicate of financial institutions led by affiliates of the initial Senior Secured Note purchasers. The New Credit Facility includes revolving credit loans and swingline loans. Letters of credit may also be issued under the New Credit Facility. The New Credit Facility matures December 15, 2015. The New Credit Facility is subject to a potential, although uncommitted, increase of up to $25.0 million at the Company's request at any time prior to maturity of the facility, subject to certain conditions, including compliance with a maximum net senior secured leverage ratio and a minimum cash interest coverage ratio. The increase is only available if one or more financial institutions agree to provide it.

Loans under the New Credit Facility will bear interest, at the Company's option, at the reserve adjusted LIBOR rate plus 4.50% or at the alternate base rate plus 3.50%. The Company is required to pay a commitment fee at a rate equal to 0.50% per annum on the undrawn portion of commitments in respect of the New Credit Facility. This fee is payable quarterly in arrears and on the date of termination or expiration of the commitments.

The New Credit Facility contains financial covenants requiring the Company not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the New Credit Facility are subject to significant conditions, including the absence of any material adverse change. At June 30, 2011, the Company was in compliance with all material covenants contained in the New Credit Facility. As of June 30, 2011, $50.0 million was available under our New Credit Facility.

Senior PIK Exchangeable Notes

Concurrent with the Offering, the Company exchanged with Crestview, certain of its affiliates, affiliates of The Northwestern Mutual Life Insurance Company and certain other holders of the Company's outstanding Toggle Notes, Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of the Company's 8.00% senior PIK Exchangeable Notes due 2017 (the "PIK Exchangeable Notes").

The PIK Exchangeable Notes will mature on June 15, 2017. Interest will accrue on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on each June 15 and December 15 of each year, commencing on December 15, 2011. The Company will not pay interest in cash on the PIK Exchangeable Notes. Instead, the Company will pay interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest.

The PIK Exchangeable Notes are exchangeable into shares of common stock of Holdings at any time prior to the close of business on the business day immediately preceding the maturity date of the PIK Exchangeable Notes at a per share exchange price of $3.50. Upon exchange, holders of the PIK Exchangeable Notes will receive a number of shares of common stock of Holdings equal to (i) the accreted principal amount of the PIK Exchangeable Notes to be exchanged, plus accrued and non-capitalized interest, divided by (ii) the exchange price. The exchange price in effect at any time will be subject to customary adjustments.

The PIK Exchangeable Notes are unsecured senior obligations and rank equally with other existing and future senior indebtedness, senior to all future subordinated indebtedness and effectively junior to all secured indebtedness to the extent of the value of the collateral securing such indebtedness. Holdings and substantially all of the Company's existing and future material wholly owned domestic subsidiaries have guaranteed the PIK Exchangeable Notes on a senior basis, as required by the indenture governing the PIK Exchangeable Notes. Each guarantee is unsecured and ranks equally with senior indebtedness of the guarantor, senior to all of the guarantor's subordinated indebtedness and effectively junior to its secured indebtedness to the extent of the value of the collateral securing such indebtedness.

The Company may not redeem the PIK Exchangeable Notes prior to June 15, 2014. On or after June 15, 2014, the Company may redeem some or all of the PIK Exchangeable Notes for cash at a redemption price equal to a specified percentage of the accreted principal amount of the PIK Exchangeable Notes to be redeemed, plus accrued and non-capitalized interest. The specific percentage for such redemptions will be 104% for redemptions during the year commencing on June 15, 2014, 102% for redemptions during the year commencing on June 15, 2015, and 100% for redemptions during the year commencing on June 15, 2016.

The Company recorded the PIK Exchangeable Notes in accordance with ASC Topic 470, Debt. In the exchange, the new PIK Exchangeable Notes were recorded at fair value. At June 30, 2011, the Company was in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.

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

Capital Lease Obligations

The Company is liable to various vendors for several equipment leases. The carrying value of the assets was $4.8 million and $5.1 million as of June 30, 2011 and December 31, 2010, respectively.

Other Obligations

In connection with the acquisition of Mountain View Hospital, LLC the Company assumed other obligations of $49.6 million. This obligation is payable to the hospital facility lessor for the land, building and improvements at Mountain View Hospital, LLC. As of June 30, 2011, the balance on the obligation is $48.3 million.

5. Derivative Instruments
On November 2, 2010, the Company entered into an interest rate swap agreement to protect the Company against certain interest rate fluctuations of the LIBOR rate on $100.0 million of the Company's variable rate debt under the senior secured credit facility. Goldman Sachs, Inc. was the counterparty to the interest rate swap.  The effective date of the interest rate swap is December 31, 2010, and it was scheduled to expire on December 31, 2012.  The interest rate swap effectively fixed the Company's LIBOR interest rate on $100.0 million of variable debt at a rate of 0.85%.

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

The Company does not hold or issue derivative financial instruments for trading purposes. The fair value of the Company's interest rate swap at June 30, 2011 reflected a liability of approximately $627,000 and is included in other liabilities in the accompanying consolidated balance sheets. The interest rate swap reflects a liability balance as of June 30, 2011 as a result of decreases in market interest rates since inception.

At inception, the Company designated the interest rate swap as a cash flow hedge instrument. As a result of the extinguishment of the senior secured credit facility during the second quarter of 2011, the interest rate swap no longer qualified for cash flow hedge accounting treatment. Therefore, the Company determined the hedge instrument to be ineffective and discontinued hedge accounting treatment as of June 15, 2011. In June 2011, the Company recognized the $665,000 in accumulated other comprehensive loss as additional interest expense. Also in June 2011, the Company began recording into earnings the mark-to-market adjustment to reflect the fair value of the hedging instrument. During the three months ended June 30, 2011, the Company recorded a mark-to-market adjustment of $39,000 as a reduction of interest expense.

6. Commitments and Contingencies

Debt and Lease Guaranty on Non-consolidated Entities

The Company has guaranteed $1.8 million of operating lease payments of certain non-consolidating surgical facilities. These operating leases typically have 10-year terms, with optional renewal periods. As of June 30, 2011, the Company has also guaranteed $956,000 of debt of three non-consolidating surgical facilities. In the event that the Company meets certain financial and debt service benchmarks, the guarantees at these surgical facilities will expire between 2011 and 2017.

Professional, General and Workers' Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. To cover these claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a third party commercial insurance carrier in amounts that management believes is sufficient for the Company's operations, although, potentially, some claims may exceed the scope of coverage in effect. This insurance coverage is on a claims-made basis. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that would have a material adverse effect on the Company's business, financial condition or results of operations. The Company expenses the costs under the self-insured retention exposure for general and professional liability claims which relate to (i) deductibles on claims made during the policy period, and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions for professional liability are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Based on historical results and data currently available, management does not believe a change in one or more of the underlying assumptions will have a material impact on the Company's consolidated financial position or results of operations.

Laws and Regulations

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal health care programs. From time to time, governmental regulatory agencies will conduct inquiries of the Company's practices. It is the Company's current practice and future intent to cooperate fully with such inquiries. The Company is not aware of any such inquiry that would have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Potential Physician Investor Liability

A majority of the physician investors in the partnerships and limited liability companies which operate the Company's surgical facilities carry general and professional liability insurance on a claims-made basis. Each investee may, however, be liable for damages to persons or property arising from occurrences at the surgical facilities. Although the various physician investors and other surgeons generally are required to obtain general and professional liability insurance with tail coverage, such individuals may not be able to obtain coverage in amounts sufficient to cover all potential liability. Since most insurance policies contain exclusions, the physician investors will not be insured against all possible occurrences. In the event of an uninsured or underinsured loss, the value of an investment in the partnership interests or limited liability company membership units and the amount of distributions could be adversely affected.

7. Related Party Transactions
In addition to related party transactions discussed elsewhere in the notes to the accompanying consolidated financial statements, the consolidated financial statements include the following related party transactions.  On August 23, 2007, the Company entered into a ten-year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, as of June 30, 2011, had an asset of $142,000 that is included in prepaid expenses and other current assets.

Concurrent with the Offering, the Company exchanged with Crestview, certain of its affiliates, affilates of The Northwestern Mutual Insurance Company and certain other holders of the Company's outstanding Toggle Notes, Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest of $3.1 million, for $88.5 million initial aggregate principal amount of the Company's PIK Exchangeable Notes. See Note 4 for further discussion of the PIK Exchangeable Notes.

As of June 30, 2011 and December 31, 2010, the Company had $479,000 and $575,000, respectively, payable to physicians at one of the Company's physician networks as a result of cash receipts in excess of expenditures for the related facilities. These amounts are included in other accrued expenses.

8. Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. Presented below is consolidating financial information for the Company and its subsidiaries as required by regulations of the Securities and Exchange Commission (“SEC”) in connection with the Company's Toggle Notes that have been registered with the SEC. The information segregates the parent company issuer, the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and consolidating adjustments. The operating and investing activities of the separate legal entities are fully interdependent and integrated. Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. All of the subsidiary guarantees are both full and unconditional and joint and several.

SYMBION, INC.
CONSOLIDATING BALANCE SHEET
June 30, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,615	$20,185	$37,915	—	$72,715
Accounts receivable, net	—	480	60,819	—	61,299
Inventories	—	388	10,946	—	11,334
Prepaid expenses and other current assets	775	50	7,552	—	8,377
Due from related parties	2,646	45,530	—	(48,176)	—
Current assets of discontinued operations	—	—	263	—	263
Total current assets	18,036	66,633	117,495	(48,176)	153,988
Property and equipment, net	771	2,250	131,595	—	134,616
Goodwill and intangible assets	647,138	—	—	—	647,138
Investments in and advances to affiliates	87,199	19,690	—	(88,744)	18,145
Other assets	13,905	1	1,602	—	15,508
Long-term assets of discontinued operations	—	—	34	—	34
Total assets	$767,049	$88,574	$250,726	$(136,920)	$969,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$84	$109	$12,740	—	$12,933
Accrued payroll and benefits	708	202	8,611	—	9,521
Due to related parties	—	—	48,176	(48,176)	—
Other accrued expenses	13,830	291	10,248	—	24,369
Current maturities of long-term debt	90	61	6,229	—	6,380
Current liabilities of discontinued operations	—	—	69	—	69
Total current liabilities	14,712	663	86,073	(48,176)	53,272
Long-term debt, less current maturities	522,749	75	17,084	—	539,908
Deferred income tax payable	53,551	—	—	—	53,551
Other liabilities	1,378	637	69,674	—	71,689
Long-term liabilities of discontinued operations	—	—	—	—	—
Noncontrolling interests - redeemable	—	—	35,281	—	35,281
Total Symbion, Inc. stockholders' equity	174,659	87,199	1,545	(88,744)	174,659
Noncontrolling interests - non-redeemable	—	—	41,069	—	41,069
Total equity	174,659	87,199	42,614	(88,744)	215,728
Total liabilities and stockholders' equity	$767,049	$88,574	$250,726	$(136,920)	$969,429

SYMBION, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2010
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,849	$27,700	$30,909	—	$73,458
Accounts receivable, net	—	554	61,271	—	61,825
Inventories	—	159	10,639	—	10,798
Prepaid expenses and other current assets	1,203	78	7,355	—	8,636
Due from related parties	2,285	43,798	—	(46,083)	—
Current assets of discontinued operations	—	—	1,003	—	1,003
Total current assets	18,337	72,289	111,177	(46,083)	155,720
Property and equipment, net	1,005	2,329	137,298	—	140,632
Goodwill and intangible assets	646,554	—	—	—	646,554
Investments in and advances to affiliates	96,761	23,711	5,903	(108,551)	17,824
Other assets	7,979	1	1,653	—	9,633
Long-term assets of discontinued operations	—	—	34	—	34
Total assets	$770,636	$98,330	$256,065	$(154,634)	$970,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15	$103	$12,278	—	$12,396
Accrued payroll and benefits	2,014	138	7,938	—	10,090
Due to related parties	—	—	46,083	(46,083)	—
Other accrued expenses	15,906	331	9,577	—	25,814
Current maturities of long-term debt	21,783	42	7,370	—	29,195
Current liabilities of discontinued operations	—	—	923	—	923
Total current liabilities	39,718	614	84,169	(46,083)	78,418
Long-term debt, less current maturities	487,994	84	19,339	—	507,417
Deferred income tax payable	51,307	—	2	—	51,309
Other liabilities	288	871	67,791	—	68,950
Long-term liabilities of discontinued operations	—	—	22	—	22
Noncontrolling interest - redeemable	—	—	36,030	—	36,030
Total Symbion, Inc. stockholders' equity	191,329	96,761	5,887	(108,551)	185,426
Noncontrolling interests - nonredeemable	—	—	42,825	—	42,825
Total equity	191,329	96,761	48,712	(108,551)	228,251
Total liabilities and stockholders' equity	$770,636	$98,330	$256,065	$(154,634)	$970,397

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$8,397	$2,430	$104,513	$(3,809)	$111,531
Operating expenses:
Salaries and benefits	—	1,149	30,029	—	31,178
Supplies	—	245	27,085	—	27,330
Professional and medical fees	—	229	8,750	—	8,979
Rent and lease expense	—	182	6,107	—	6,289
Other operating expenses	—	100	7,916	—	8,016
Cost of revenues	—	1,905	79,887	—	81,792
General and administrative expense	5,543	—	—	—	5,543
Depreciation and amortization	171	66	4,959	—	5,196
Provision for doubtful accounts	—	34	1,527	—	1,561
Income on equity investments	—	(387)	—	—	(387)
Net loss on disposal of long-lived assets and debt extinguishment	4,884	—	—	—	4,884
Management fees	—	—	3,809	(3,809)	—
Equity in earnings of affiliates	(6,243)	(5,431)	—	11,674	—
Total operating expenses	4,355	(3,813)	90,182	7,865	98,589
Operating income	4,042	6,243	14,331	(11,674)	12,942
Interest expense, net	(11,810)	—	(1,598)	—	(13,408)
(Loss) income before taxes and discontinued operations	(7,768)	6,243	12,733	(11,674)	(466)
Provision for income taxes	905	—	444	—	1,349
(Loss) income from continuing operations	(8,673)	6,243	12,289	(11,674)	(1,815)
Loss from discontinued operations, net of taxes	—	—	(71)	—	(71)
Net (loss) income	(8,673)	6,243	12,218	(11,674)	(1,886)
Net income attributable to noncontrolling interests	—	—	(6,787)	—	(6,787)
Net (loss) income attributable to Symbion, Inc.	$(8,673)	$6,243	$5,431	$(11,674)	$(8,673)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$16,748	$4,788	$206,926	$(7,597)	$220,865
Operating expenses:
Salaries and benefits	—	2,264	59,299	—	61,563
Supplies	—	449	51,852	—	52,301
Professional and medical fees	—	460	16,758	—	17,218
Rent and lease expense	—	378	11,898	—	12,276
Other operating expenses	—	196	15,885	—	16,081
Cost of revenues	—	3,747	155,692	—	159,439
General and administrative expense	11,412	—	—	—	11,412
Depreciation and amortization	343	127	9,887	—	10,357
Provision for doubtful accounts	—	70	3,117	—	3,187
Income on equity investments	—	(656)	—	—	(656)
Net loss on disposal of long-lived assets and debt extinguishment	4,806	—	—	—	4,806
Management fees	—	—	7,597	(7,597)	—
Equity in earnings of affiliates	(13,666)	(12,166)	—	25,832	—
Total operating expenses	2,895	(8,878)	176,293	18,235	188,545
Operating income	13,853	13,666	30,633	(25,832)	32,320
Interest expense, net	(22,400)	—	(2,986)	—	(25,386)
(Loss) income before taxes and discontinued operations	(8,547)	13,666	27,647	(25,832)	6,934
Provision for income taxes	2,545	—	425	—	2,970
(Loss) income from continuing operations	(11,092)	13,666	27,222	(25,832)	3,964
Loss from discontinued operations, net of taxes	—	—	(88)	—	(88)
Net (loss) income	(11,092)	13,666	27,134	(25,832)	3,876
Net income attributable to noncontrolling interests	—	—	(14,968)	—	(14,968)
Net (loss) income attributable to Symbion, Inc.	$(11,092)	$13,666	$12,166	$(25,832)	$(11,092)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2010
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$8,913	$2,457	$96,010	$(3,917)	$103,463
Operating expenses:
Salaries and benefits	—	1,143	27,936	—	29,079
Supplies	—	188	22,898	—	23,086
Professional and medical fees	—	283	6,680	—	6,963
Rent and lease expense	—	185	5,884	—	6,069
Other operating expenses	—	100	7,321	—	7,421
Cost of revenues	—	1,899	70,719	—	72,618
General and administrative expense	5,937	—	—	—	5,937
Depreciation and amortization	174	75	4,663	—	4,912
Provision for doubtful accounts	—	45	1,942	—	1,987
Income on equity investments	—	(876)	—	—	(876)
Impairment and loss on disposal of long-lived assets	91	—	—	—	91
Litigation settlements, net	(8)	—	—	—	(8)
Management fees	—	—	3,917	(3,917)	—
Equity in earnings of affiliates	(7,433)	(6,119)	—	13,552	—
Total operating expenses	(1,239)	(4,976)	81,241	9,635	84,661
Operating income	10,152	7,433	14,769	(13,552)	18,802
Interest expense, net	(10,531)	—	(1,680)	—	(12,211)
(Loss) income before taxes and discontinued operations	(379)	7,433	13,089	(13,552)	6,591
Provision (benefit) for income taxes	679	—	(69)	—	610
(Loss) income from continuing operations	(1,058)	7,433	13,158	(13,552)	5,981
Loss from discontinued operations, net of taxes	—	—	(82)	—	(82)
Net (loss) income	(1,058)	7,433	13,076	(13,552)	5,899
Net income attributable to noncontrolling interests	—	—	(6,957)	—	(6,957)
Net (loss) income attributable to Symbion, Inc.	$(1,058)	$7,433	$6,119	$(13,552)	$(1,058)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months ended June 30, 2010
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$17,273	$4,970	$172,352	$(7,587)	$187,008
Operating expenses:
Salaries and benefits	—	2,335	51,091	—	53,426
Supplies	—	367	40,877	—	41,244
Professional and medical fees	—	533	12,096	—	12,629
Rent and lease expense	—	383	11,908	—	12,291
Other operating expenses	—	198	14,033	—	14,231
Cost of revenues	—	3,816	130,005	—	133,821
General and administrative expense	11,169	—	—	—	11,169
Depreciation and amortization	345	152	8,499	—	8,996
Provision for doubtful accounts	—	92	3,108	—	3,200
Income on equity investments	—	(1,504)	—	—	(1,504)
Impairment and loss on disposal of long-lived assets	51	1,101	—	—	1,152
Litigation settlements, net	(44)	—	—	—	(44)
Management fees	—	—	7,587	(7,587)	—
Equity in earnings of affiliates	(11,521)	(10,208)	—	21,729	—
Total operating expenses	—	(6,551)	149,199	14,142	156,790
Operating income	17,273	11,521	23,153	(21,729)	30,218
Interest expense, net	(21,736)	—	(1,206)	—	(22,942)
(Loss) income before taxes and discontinued operations	(4,463)	11,521	21,947	(21,729)	7,276
Provision (benefit) for income taxes	2,243	—	(24)	—	2,219
(Loss) income from continuing operations	(6,706)	11,521	21,971	(21,729)	5,057
Loss from discontinued operations, net of taxes	—	—	(362)	—	(362)
Net (loss) income	(6,706)	11,521	21,609	(21,729)	4,695
Net income attributable to noncontrolling interests	—	—	(11,401)	—	(11,401)
Net (loss) income attributable to Symbion, Inc.	$(6,706)	$11,521	$10,208	$(21,729)	$(6,706)

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months ended June 30, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(11,092)	$13,666	$27,134	$(25,832)	$3,876
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	88	—	88
Depreciation and amortization	343	127	9,887	—	10,357
Amortization of deferred financing costs	861	—	—	—	861
Non-cash payment-in-kind interest option	13,366	—	—	—	13,366
Non-cash stock option compensation expense	668	—	—	—	668
Non-cash recognition of other comprehensive income into earnings	665	—	—	—	665
Non-cash losses on disposal of long-lived assets	55	—	—	—	55
Loss on debt extinguishment	4,751	—	—	—	4,751
Deferred income taxes	2,724	—	—	—	2,724
Equity in earnings of affiliates	(13,666)	(12,166)	—	25,832	—
Equity in earnings of affiliates, net of distributions received	—	401	—	—	401
Provision for doubtful accounts	—	70	3,117	—	3,187
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(2,161)	—	(2,161)
Other assets and liabilities	20,013	(9,613)	(10,856)	—	(456)
Net cash provided by (used in) operating activities - continuing operations	18,688	(7,515)	27,209	—	38,382
Net cash provided by (used in) operating activities	18,688	(7,515)	27,209	—	38,382
Cash flows from investing activities:
Purchases of property and equipment, net	(54)	—	(3,955)	—	(4,009)
Change in other assets	—	—	101	—	101
Net cash used in investing activities - continuing operations	(54)	—	(3,854)	—	(3,908)
Net cash used in investing activities	(54)	—	(3,854)	—	(3,908)
Cash flows from financing activities:
Principal payments on long-term debt	(351,845)	—	(513)	—	(352,358)
Proceeds from debt issuances	344,750	—	4	—	344,754
Distributions to noncontrolling interest partners	—	—	(17,388)	—	(17,388)
Payment for debt issuance costs	(10,130)	—	—	—	(10,130)
Proceeds from unit activity	(1,643)	—	—	—	(1,643)
Other financing activities	—	—	1,548	—	1,548
Net cash used in financing activities - continuing operations	(18,868)	—	(16,349)	—	(35,217)
Net cash used in financing activities	(18,868)	—	(16,349)	—	(35,217)
Net (decrease) increase in cash and cash equivalents	(234)	(7,515)	7,006	—	(743)
Cash and cash equivalents at beginning of period	14,849	27,700	30,909	—	73,458
Cash and cash equivalents at end of period	$14,615	$20,185	$37,915	—	$72,715

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months ended June 30, 2010
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(6,706)	$11,521	$21,609	$(21,729)	$4,695
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	362	—	362
Depreciation and amortization	345	152	8,499	—	8,996
Amortization of deferred financing costs	1,000	—	—	—	1,000
Non-cash payment-in-kind interest option	12,667	—	—	—	12,667
Non-cash stock option compensation expense	649	—	—	—	649
Non-cash recognition of other comprehensive income into earnings	968	—	—	—	968
Non-cash losses on disposal of long-lived assets	51	1,101	—	—	1,152
Non-cash credit risk adjustment of financial instruments	189	—	—	—	189
Deferred income taxes	4,333	—	—	—	4,333
Equity in earnings of affiliates, net of distributions received	—	(329)	—	—	(329)
Equity in earnings of affiliates	(11,521)	(10,208)	—	21,729	—
Provision for doubtful accounts	—	92	3,108	—	3,200
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(4,501)	—	(4,501)
Income taxes payable	(2,117)	—	—	—	(2,117)
Other assets and liabilities	(2,210)	2,740	2,098	—	2,628
Net cash (used in) provided by operating activities - continuing operations	(2,352)	5,069	31,175	—	33,892
Net cash provided by operating activities -discontinued operations	—	—	71	—	71
Net cash (used in) provided by operating activities	(2,352)	5,069	31,246	—	33,963
Cash flows from investing activities:
Purchases of property and equipment, net	(106)	—	(2,438)	—	(2,544)
Payments for acquisitions, net of cash acquired	(31,323)	6,304	—	—	(25,019)
Payments from unit activity	(55)	—	—	—	(55)
Change in other assets	(300)	(271)	—	—	(571)
Net cash (used in) provided by investing activities - continuing operations	(31,784)	6,033	(2,438)	—	(28,189)
Net cash used in investing activities - discontinued operations	—	—	(18)	—	(18)
Net cash (used in) provided by investing activities	(31,784)	6,033	(2,456)	—	(28,207)
Cash flows from financing activities:
Principal payments on long-term debt	(3,811)	—	(3,415)	—	(7,226)
Proceeds from debt issuances	33,739	—	—	—	33,739
Payment of debt issuance costs	—	—	—	—	—
Distributions to noncontrolling interest partners	—	—	(11,056)	—	(11,056)
Proceeds from unit activity	581	—	—	—	581
Change in other long-term liabilities	300	271	(1,163)	—	(592)
Net cash provided by (used in) financing activities - continuing operations	30,809	271	(15,634)	—	15,446
Net cash used in financing activities - discontinued operations	—	—	(52)	—	(52)
Net cash provided by (used in) financing activities	30,809	271	(15,686)	—	15,394
Net (decrease) increase in cash and cash equivalents	(3,327)	11,373	13,104	—	21,150
Cash and cash equivalents at beginning of period	11,272	14,992	21,485	—	47,749
Cash and cash equivalents at end of period	$7,945	$26,365	$34,589	—	$68,899

9. Subsequent Events

Effective August 1, 2011, the Company acquired a 56.0% ownership interest in an ASC located in Great Falls, Montana, for an approximate aggregate purchase price of $2.9 million plus the assumption of approximately $232,000 of debt. The Company will consolidate this facility for financial reporting purposes for periods subsequent to the acquisition. Also, effective August 1, 2011, the Company acquired a 50.0% ownership interest in a 20-bed surgical hospital located in Great Falls, Montana and acquired the right to manage the hospital for approximate aggregate consideration of $1.0 million. The Company will account for this facility as an equity method investment for financial reporting purposes for periods subsequent to the acquisition. Additionally, effective August 1, 2011, the Company acquired the right to manage a medical clinic consisting of 45 multi-specialty physicians located in Great Falls, Montana, for approximate aggregate consideration of $1.3 million.

Effective July 1, 2011, the Company acquired an incremental ownership interest of 2.0% in one of our surgical facilities located in Chesterfield, Missouri, for an aggregate of $1.0 million, financed with cash from operations. Prior to the acquisition, the Company owned 53.5% of this facility. The Company consolidates this surgical facility for financial reporting purposes.

Effective July 19, 2011, the Company paid Goldman Sachs, Inc. $683,000 to terminate its interest rate swap agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict.  These factors include, without limitation:

•	our substantial leverage and its impact on our ability to raise additional capital, react to changes in the economy and our industry and meet our obligations under our debt instruments;

•	uncertainty associated with the implementation of legislative and regulatory initiatives relating to health care reform and healthcare spending;

•	the risk that payments from third-party payors, including government health care programs, decrease or remain constant and our costs increase;

•	the status of the federal economy and its impact on the health care sector;

•	our dependence upon payments from third-party payors, including governmental health care programs and managed care organizations;

•	our ability to acquire and develop additional surgical facilities on favorable terms and to integrate their business operations successfully;

•	our ability to enter into strategic alliances with health care systems and other third-party payors that are leaders in their markets;

•	efforts to regulate the construction, acquisition or expansion of health care facilities;

•	our ability to attract and maintain good relationships with physicians who use our facilities;

•	our ability to enhance operating efficiencies at our surgical facilities and to control costs as the volume of cases performed at our facilities changes;

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

Executive Overview

We own and operate a national network of short stay surgical facilities in 28 states. Our surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical and acute care hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology.  Some of our hospitals also offer additional services, such as diagnostic imaging, pharmacy, laboratory, obstetrics, physical therapy and wound care.
We own our surgical facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities we serve.  We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure.  We believe this approach aligns our interests with those of our partners.

As of August 12, 2011, we owned and operated 56 surgical facilities, including 50 ASCs, five surgical hospitals, and one general acute care hospital with a surgical and obstetrics focus.  We also managed eight additional ASCs.  We owned a majority interest in 30 of the 56 surgical facilities and consolidated 50 facilities for financial reporting purposes.   In addition to our surgical facilities, we also manage one physician network in a market in which we operate an ASC as well as one physician clinic in a market in which we operate an ASC.

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

On June 14, 2011, we issued $350.0 million aggregate principal amount of 8.00% Senior Secured Notes due 2016 ("Senior Secured Notes") at a price of 98.492% (the "Offering"). We used the net proceeds from the sale of the Senior Secured Notes, together with cash on our balance sheet, to repay in full, all outstanding borrowings under our $350.0 million existing senior secured credit facilities and to repurchase $70.8 million aggregate principal amount of our 11.00%/11.75% senior PIK toggle notes due 2015 (the "Toggle Notes"), at par plus accrued and unpaid interest, from certain holders of Toggle Notes. Simultaneous with the closing of the Offering, we entered into a new $50.0 million senior secured super-priority revolving credit facility and issued $88.5 million aggregate principal amount of 8.00% senior PIK exchangeable notes due 2017 (the "PIK Exchangeable Notes") to affiliates of Crestview, affiliates of The Northwestern Mutual Life Insurance Company, and certain other holders of Toggle Notes in exchange for $85.4 million aggregate principal amount of our existing Toggle Notes, at par plus accrued and unpaid interest.

We continue to focus on improving the performance of our same store facilities and acquiring facilities on a selective basis that we believe have favorable growth potential. Effective January 7, 2011, we acquired an incremental ownership interest of 3.5% in our surgical facility located in Chesterfield, Missouri for an aggregate purchase price of $1.8 million. Additionally, on July 1, 2011, we acquired an additional incremental ownership interest of 2.0% in this facility. As of August 12, 2011, we owned a 55.5% ownership interest in this facility.

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

The following tables summarize our revenues by service type as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Patient service revenues	98%	97%	98%	97%
Physician service revenues	1	1	1	1
Other service revenues	1	2	1	2
Total	100%	100%	100%	100%

Payor Mix

The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Private insurance	68%	69%	68%	69%
Government	25	25	25	25
Self-pay	3	5	3	5
Other	4	1	4	1
Total	100%	100%	100%	100%

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

The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Ear, nose and throat	6.4%	6.0%	6.2%	5.9%
Gastrointestinal	29.2	29.1	29.4	29.5
General surgery	3.9	4.0	4.0	4.0
Obstetrics/gynecology	2.8	2.6	2.8	2.7
Ophthalmology	15.3	16.0	15.1	16.3
Orthopedic	16.8	17.0	17.3	17.1
Pain management	14.2	14.2	14.1	13.7
Plastic surgery	3.5	3.4	3.5	3.3
Other	7.9	7.7	7.6	7.5
Total	100%	100%	100%	100%

Case Growth

Same Store Information

We define same store facilities as those facilities that were operating throughout either the applicable three or six months ended June 30, 2011 and 2010. The following same store facility table includes both consolidated surgical facilities from continuing operations (whose results are included in our revenue) and non-consolidated surgical facilities (whose results are not reported in our revenue, as we account for these surgical facilities using the equity method). This same store facilities table is presented to allow comparability to other companies in our industry for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cases	63,643	65,088	120,235	123,563
Case growth	(2.2)%	N/A	(2.7)%	N/A
Net patient service revenue per case	$1,810	$1,722	$1,508	$1,512
Net patient service revenue per case growth	5.1%	N/A	(0.3)%	N/A
Number of same store surgical facilities	52	N/A	51	N/A

The decrease in cases was primarily driven by the scheduled termination of an agreement with a health plan to utilize one of our same store facilities for a specified period of time in addition to weak economic conditions. Our same store results for the three months ended June 30, 2011 and 2010 include the results of our acute care hospital with a surgical and obstetrics focus located in Idaho Falls, Idaho.

The following same store facility table is presented for purposes of explaining changes in our consolidated financial results and accordingly excludes non-consolidated surgical facilities that are not reported in our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cases	58,472	59,683	109,845	113,083
Case growth	(2.0)%	N/A	(2.9)%	N/A
Net patient service revenue per case	$1,750	$1,635	$1,407	$1,408
Net patient service revenue per case growth	7.0%	N/A	(0.1)%	N/A
Number of same store surgical facilities	48	N/A	46	N/A

Consolidated Information

The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated. Accordingly, the table includes surgical facilities that we have acquired, developed or disposed of since January 1, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cases	59,627	60,847	117,878	116,941
Case growth	(2.0)%	N/A	0.8%	N/A
Net patient service revenue per case	$1,823	$1,649	$1,827	$1,546
Net patient service revenue per case growth	10.6%	N/A	18.2%	N/A
Number of consolidated surgical facilities	49	N/A	49	—

Sources of Revenue and Recent Regulatory Developments

We are dependent upon private and government third-party sources of payment for the services we provide. The amounts that our surgical facilities, physician network and physician clinic receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid, and state and federal regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. The disclosure in this section is meant to supplement, and should be read in connection with, the disclosures set forth under the headings "Sources of Revenue" and "Governmental Regulation" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2010 and "Sources of Revenue and Recent Regulatory Developments" in Item 2 of our Quarterly Report on Form 10-Q for the three months ended March 31, 2011.

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

Budget Control Act of 2011

On August 2, 2011, Congress passed, and the President signed, the Budget Control Act, which raised the federal debt ceiling and made spending cuts of roughly the same amount. Under this Act, the Joint Select Committee on Deficit Reduction is tasked with reducing the federal deficit by an additional $1.5 trillion by December 23, 2011. If the joint committee fails to approve a bill or Congress does not enact the recommendations, a number of cuts will be automatically “triggered”, which could result in approximately a 2% reduction in Medicare reimbursement rates for providers. We cannot predict whether the joint committee will recommend spending cuts to federal health care programs and, if it does, whether Congress will actually enact their recommendations or whether the automatic cuts will be triggered by Congress's failure to act and if the automatic cuts are triggered, what the actual reductions in reimbursement will be to hospitals and surgery centers. Any reduction in provider reimbursement rates under federal health care programs could have a material adverse effect on our financial condition and results of operations.

Medicare Reimbursement-Ambulatory Surgery Centers

Payments under the Medicare program to ASCs are made under a system whereby the Secretary of the Department of Health and Human Services (the “Secretary”) determines payment amounts prospectively for various categories of medical services performed in ambulatory surgery centers. Beginning in 2008, the Centers for Medicare and Medicaid Services ("CMS") transitioned Medicare payments to ASCs to a system based upon the hospital outpatient prospective payment system ("OPPS"). On July 1, 2011, CMS issued a proposed rule to update the Medicare program's payment policies and rates for ASCs for calendar year ("CY") 2012. The final rule applies a 0.9% increase to the ASC payment rate, which reflects a 2.3% market basket update, less a 1.4% productivity adjustment, as required by the Affordable Care Act. CMS has also proposed to introduce a quality reporting program for ASCs. Under the proposed rule, ASCs would be required to report eight quality measures in order to be eligible for the full market basket update. CMS has proposed that reporting by ASCs could begin CY 2012 for CY 2014 payment determination.

Medicare Reimbursement-Hospital Inpatient Services

Six of our surgical facilities are licensed as hospitals. The Medicare program pays hospitals on a prospective payment system for acute inpatient services. Under this prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on each patient's final assigned diagnosis related group (“DRG”). On August 1, 2011, CMS issued the inpatient prospective payment system (“IPPS”) final rule for federal fiscal year (“FFY”) 2012, beginning on October 1, 2011. Under the final rule, hospitals that report quality data under the Inpatient Quality Reporting Program will receive a 1% payment rate increase for inpatient hospital stays paid under the IPPS and hospitals that do not report quality data will receive 1% decrease in payment rates.

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

On July 1, 2011, CMS issued the proposed OPPS rates for CY 2012. Under the proposed rule, the market basket update for CY 2012 for hospitals under the OPPS would be 1.5%, which represents a 2.8% market basket update, reduced by a 1.2% multifactor productivity adjustment and a 0.1% adjustment, both of which are required by the Affordable Care Act. Hospitals that submit quality data in accordance with the Hospital Outpatient Quality Data Reporting Program will receive the full 1.5% market basked update, and those that do not submit quality data will receive a (0.5)% update. As part of the proposed rule, CMS has also proposed to add nine quality measures to the current list of 23 measures to be reported by hospital outpatient departments, bringing to 32 the total number of measures that are to be reported for purposes of the CY 2014 payment determination.

In addition, CMS is proposing a 0.6% reduction to the payment rates for non-cancer OPPS hospitals to offset the adjustment to cancer hospital payments. When combined with the estimated 0.2% payment increase that is needed to ensure budget neutrality in connection with the proposed transition to full use of community mental health center (“CMHC”) data for CMHC partial hospital program per diem payment rates, CMS anticipates that the proposed rule would increase payment rates for hospital outpatient services provided in non-cancer hospitals by 1.1% in CY 2012.

Operating Margins

Our operating income margin for the three months ended June 30, 2011 decreased to 11.6%, or 15.8% excluding our loss on debt extinguishment, from 18.2% for the three months ended June 30, 2010. This decrease was attributable to a 2.0% decrease in case volume at our same store consolidated facilities primarily driven by the scheduled termination of an agreement with a health plan to utilize one of our same store facilities for a specified period of time in addition to weak economic conditions. Our operating income margins are sensitive to volume decreases due to certain fixed costs such as facility rent expense and minimum staffing requirements.

Acquisitions and Developments

Effective August 1, 2011, we acquired a 56.0% ownership interest in a surgical facility located in Great Falls, Montana, for an approximate aggregate purchase price of $2.9 million plus the assumption of approximately $289,000 of debt. We will consolidate this facility for financial reporting purposes for periods subsequent to the acquisition. Also, effective August 1, 2011, we acquired a 50.0% ownership interest in a 20-bed surgical hospital located in Great Falls, Montana and acquired the right to manage the hospital for approximate aggregate consideration of $1.0 million. We will account for this facility as an equity method investment for financial reporting purposes for periods subsequent to the acquisition. Additionally, effective August 1, 2011, the Company acquired the right to manage a medical clinic consisting of 45 multi-specialty physicians located in Great Falls, Montana, for approximate aggregate consideration of $1.3 million. These acquisitions were financed with cash from operations.

Effective July 1, 2011, we acquired an incremental ownership interest of 2.0% in one of our surgical facilities located in Chesterfield, Missouri, for an aggregate of $1.0 million, financed with cash from operations. Subsequent to the acquisition, we owned 55.5% of this facility. We consolidate this surgical facility for financial reporting purposes.

Discontinued Operations and Divestitures
We disposed of four surgical facilities during 2010 which are classified as discontinued operations. In connection with one of our disposed facilities, we recorded an accrual of $1.7 million for future contractual obligations under a facility operating lease. As of June 30, 2011, the lease liability was $1.2 million. There were no future contractual obligations in connection with the divestiture of the other three facilities. The assets, liabilities, revenues, expenses and cash flows of the four facilities have been classified as discontinued operations for all periods presented.
Revenues, loss on operations before income taxes, income tax provision, loss on the sale, net of taxes, and loss from discontinued operations, net of taxes, for the following periods indicated, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$—	$2,878	$—	$5,467
Loss on operations, before taxes	$—	$(84)	$—	$(358)
Income tax benefit	$—	$(2)	$—	$(5)
Loss on sale, net of taxes	$(71)	$—	$(88)	$(9)
Loss from discontinued operations, net of taxes	$(71)	$(82)	$(88)	$(362)

Results of Operations

The following table summarizes certain statements of operations items for each of the three and six months ended June 30, 2011 and 2010. The table also shows the percentage relationship to revenues for the periods indicated:

	Three Months Ended June 30,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$111,531	100%	$103,463	100%
Cost of revenues	81,792	73.3	72,618	70.2
General and administrative expense	5,543	5.0	5,937	5.7
Depreciation and amortization	5,196	4.7	4,912	4.7
Provision for doubtful accounts	1,561	1.4	1,987	1.9
Income on equity investments	(387)	(0.3)	(876)	(0.8)
Impairment and loss on disposal of long-lived assets	150	0.1	96	0.1
Gain on sale of long-lived assets	(17)	—	(5)	—
Litigation settlements	—	—	(8)	—
Loss on debt extinguishment	4,751	4.2	—	—
Total operating expenses	98,589	88.4	84,661	81.8
Operating income	12,942	11.6	18,802	18.2
Interest expense, net	(13,408)	(12.0)	(12,211)	(11.8)
Income before income taxes and discontinued operations	(466)	(0.4)	6,591	6.4
Provision for income taxes	1,349	1.2	610	0.6
Income from continuing operations	(1,815)	(1.6)	5,981	5.8
Loss on discontinued operations, net of taxes	(71)	(0.1)	(82)	(0.1)
Net income	(1,886)	(1.7)	5,899	5.7
Less: Net income attributable to noncontrolling interests	(6,787)	(6.1)	(6,957)	(6.7)
Net loss attributable to Symbion, Inc.	$(8,673)	(7.8)%	$(1,058)	(1.0)%

	Six Months Ended June 30,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$220,865	100%	$187,008	100%
Cost of revenues	159,439	72.2	133,821	71.6
General and administrative expense	11,412	5.2	11,169	6.0
Depreciation and amortization	10,357	4.7	8,996	4.8
Provision for doubtful accounts	3,187	1.4	3,200	1.7
Income on equity investments	(656)	(0.3)	(1,504)	(0.8)
Impairment and loss on disposal of long-lived assets	194	0.1	1,157	0.5
Gain on sale of long-lived assets	(139)	(0.1)	(5)	—
Litigation settlements	—	—	(44)	—
Loss on debt extinguishment	4,751	2.2	—	—
Total operating expenses	188,545	85.4	156,790	83.8
Operating income	32,320	14.6	30,218	16.2
Interest expense, net	(25,386)	(11.5)	(22,942)	(12.3)
Income before income taxes and discontinued operations	6,934	3.1	7,276	3.9
Provision for income taxes	2,970	1.3	2,219	1.2
Income from continuing operations	3,964	1.8	5,057	2.7
Loss on discontinued operations, net of taxes	(88)	—	(362)	(0.2)
Net income	3,876	1.8	4,695	2.5
Less: Net income attributable to noncontrolling interests	(14,968)	(6.8)	(11,401)	(6.1)
Net loss attributable to Symbion, Inc.	$(11,092)	(5.0)%	$(6,706)	(3.6)%

Three Months Ended June 30, 2011 Compared To Three Months Ended June 30, 2010

Overview. During the three months ended June 30, 2011, our revenues increased 7.8% to $111.5 million from $103.5 million for the three months ended June 30, 2010. We incurred a net loss attributable to Symbion, Inc. for the 2011 period of $(8.7) million, or $(3.9) million excluding the loss on debt extinguishment, compared to a net loss of $(1.1) million for the 2010 period. Our financial results for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 reflect the addition of an incremental, controlling ownership interest in a surgical facility which was previously recorded as an equity method investment. As a result of this acquisition, we hold a controlling interest in the facility and began consolidating the facility for financial reporting purposes in the third quarter of 2010.

For purposes of this management's discussion of our consolidated financial results, we consider same store facilities as those facilities that were operating throughout the respective periods listed below.

Revenues. Revenues for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 were as follows (in thousands):

	2011	2010	Dollar Variance	Percent Variance
Patient service revenues:
Same store revenues	$102,332	$97,581	$4,751	4.9%
Revenues from other surgical facilities	6,394	2,745	3,649	—
Total patient service revenues	108,726	100,326	8,400	8.4
Physician service revenues	1,485	1,428	57	4.0
Other service revenues	1,320	1,709	(389)	(22.8)
Total revenues	$111,531	$103,463	$8,068	7.8%

Patient service revenues at same store facilities increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily as a result of a 7.0% increase in net revenue per case offset by a 2.0% decrease in cases. The decrease in cases was primarily driven by the scheduled termination of an agreement with a health plan to utilize one of our same store facilities for a specified period of time in addition to weak economic conditions. Revenues from other surgical facilities increased by $3.6 million. This increase is attributable to additional incremental, controlling ownership interests acquired since April 1, 2010.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, were as follows (in thousands):

	2011	2010	Dollar Variance	Percent Variance
Same store cost of revenues	$77,431	$71,089	$6,342	8.9%
Cost of revenues from other surgical facilities	4,361	1,529	2,832	—
Total cost of revenues	$81,792	$72,618	$9,174	12.6%

As a percentage of same store revenues including physician services and other revenues, same store cost of revenues increased to 73.6% for the three months ended June 30, 2011 compared to 70.6% for the three months ended June 30, 2010. This increase in same store cost of revenues as a percentage of same store revenues was primarily driven by the decrease in case volume during the quarter. The case volume decrease is a result of the scheduled termination of an agreement with a health plan to utilize one of our same store facilities for a specified period of time in addition to weak economic conditions. Our cost of revenues as a percentage of revenues are sensitive to volume changes due to certain fixed costs such as facility rent expense and minimum staffing requirements. Cost of revenues from other surgical facilities increased by $2.8 million. This increase is attributable to additional incremental, controlling ownership interests acquired since April 1, 2010.  As a percentage of revenues, total cost of revenues increased to 73.3% for the 2011 period compared to 70.2% for the 2010 period.

General and Administrative Expense. General and administrative expense decreased to $5.5 million for the three months ended June 30, 2011 compared to $5.9 million for the three months ended June 30, 2010. As a percentage of revenues, general and administrative expense decreased to 5.0% for the 2011 period compared to 5.7% for the 2010 period. This decrease is primarily attributable to our leveraging of corporate overhead costs while continuing to increase revenue through recent acquisitions.

Depreciation and Amortization. Depreciation and amortization expense increased to $5.2 million for the three months ended June 30, 2011 compared to $4.9 million for the three months ended June 30, 2010. As a percentage of revenues, depreciation and amortization expense remained 4.7% for both the 2011 and 2010 periods.

Provision for Doubtful Accounts. The provision for doubtful accounts decreased to $1.6 million for the three months ended June 30, 2011 compared to $2.0 for the three months ended June 30, 2010. As a percentage of revenues, the provision for doubtful accounts decreased to 1.4% for the 2011 period from 1.9% for the 2010 period.

Loss on Debt Extinguishment. As a result of our debt restructuring during the second quarter of 2011, we incurred a loss on debt extinguishment of $4.8 million. This charge primarily represents capitalized debt issuance costs incurred in connection with our termination of debt instruments as part of the restructuring.

Operating Income. Our operating income decreased to $12.9 million, or $17.7 million excluding the loss on debt extinguishment of $4.8 million, for the three months ended June 30, 2011 compared to $18.8 million for the three months ended June 30, 2010. This decrease is primarily attributable to our decrease in case volume during the 2011 period. The case volume decrease is a result of a scheduled termination of an agreement with a health plan to utilize one of our same store facilities for a specified period of time in addition to weak economic conditions. Additionally, our operating income is sensitive to volume decreases due to certain fixed costs such as facility rent expense and minimum staffing requirements.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $13.4 million for the three months ended June 30, 2011 compared to $12.2 million for the three months ended June 30, 2010. This increase is primarily attributable to the increase in long-term debt due to our PIK elections and borrowings under our Revolving Facility.

Provision for Income Taxes.  The provision for income taxes increased to $1.3 million for the three months ended June 30, 2011 compared to $610,000 for the three months ended June 30, 2010. Tax expense in both periods is primarily due to the recording of non-cash deferred income tax expense related to our joint venture investments.

Income Attributable to Noncontrolling Interests. Income attributable to noncontrolling interests decreased to $6.8 million for the three months ended June 30, 2011compared to $7.0 million for the three months ended June 30, 2010. As a percentage of revenues, income attributable to noncontrolling interests decreased to 6.1% for the 2011 period compared to 6.7% for the 2010 period. This decrease is attributable to a decrease in operating income at same store facilities.

Six Months Ended June 30, 2011 Compared To Six Months Ended June 30, 2010

Overview. During the six months ended June 30, 2011, our revenues increased 18.1% to $220.9 million from $187.0 million for the six months ended June 30, 2010. We incurred a net loss attributable to Symbion, Inc. for the 2011 period of $(11.1) million, or $(6.3) million excluding our loss on debt extinguishment, compared to a net loss of $(6.7) million for the 2010 period.

Our financial results for the 2011 period compared to the 2010 period reflect the addition of one surgical facility that we consolidate for financial reporting purposes, and a controlling ownership interest in a surgical facility which was previously recorded as an equity method investment. As a result of this acquisition, we hold a controlling interest in the facility and began consolidating the facility for financial reporting purposes in the third quarter of 2010.

Revenues. Revenues for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 were as follows (in thousands):

	Six Months Ended June 30,		Dollar Variance	Percent Variance
	2011	2010
Patient service revenues:
Same store revenues	$154,503	$159,211	$(4,708)	(3.0)%
Revenues from other surgical facilities	60,834	21,551	39,283	182.3
Total patient service revenues	215,337	180,762	34,575	19.1
Physician service revenues	2,930	2,857	73	2.6
Other service revenues	2,598	3,389	(791)	(23.3)
Total	$220,865	$187,008	$33,857	18.1%

Patient service revenues at same store facilities decreased 3.0% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily as a result of a 2.9% decrease in cases combined with a 0.1% decrease in net revenue per case. This decrease in case volume is attributable to a scheduled termination of an agreement with a health plan to utilize one of our same store facilities for a specified period of time in addition to weak economic conditions. Patient service revenues from other surgical facilities increased by $39.3 million. This increase is attributable to surgical facilities acquired since January 1, 2010.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 were as follows (in thousands):

	Six Months Ended June 30,		Dollar Variance	Percent Variance
	2011	2010
Same store cost of revenues	$118,716	$118,696	$20	—%
Cost of revenues from other surgical facilities	40,723	15,125	25,598	169.2
Total	$159,439	$133,821	$25,618	19.1%

As a percentage of same store revenues including physician services and other revenues, same store cost of revenues increased to

74.1% for the six months ended June 30, 2011 compared to 71.7% for the six months ended June 30, 2010. The increase in same store cost of revenues as a percentage of same store revenues was primarily driven by lower case volumes as our cost of revenues include certain fixed costs such as facility rent expense and minimum staffing requirements. Cost of revenues from other surgical facilities increased by $25.6 million. This increase is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2010.  As a percentage of revenues, total cost of revenues increased to 72.2% for the 2011 period compared to 71.6% for the 2010 period.

General and Administrative Expense. General and administrative expense increased to $11.4 million for the six months ended June 30, 2011 compared to $11.2 million for the six months ended June 30, 2010. As a percentage of revenues, general and administrative expense decreased to 5.2% for the 2011 period compared to 6.0% for the 2010 period. This decrease is primarily attributable to our leveraging of corporate overhead costs while continuing to increase revenue through recent acquisitions.
Depreciation and Amortization. Depreciation and amortization expense increased to $10.4 million for the six months ended June 30, 2011 compared to $9.0 million for the six months ended June 30, 2010. This increase is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2010. As a percentage of revenues, depreciation and amortization expense decreased to 4.7% for the 2011 period compared to 4.8% for the 2010 period.
Provision for Doubtful Accounts. The provision for doubtful accounts was $3.2 million for both the six months ended June 30, 2011 and the six months ended June 30, 2010. As a percentage of revenues, the provision for doubtful accounts was 1.4% for the 2011 period compared to 1.7% for the 2010 period.

Loss on Debt Extinguishment. As a result of our debt restructuring during the second quarter of 2011, we incurred a loss on debt extinguishment of $4.8 million. This charge primarily represents capitalized debt issuance costs incurred in connection with our termination of debt instruments as part of the restructuring.

Operating Income. Our operating income increased to $32.3 million, or $37.1 million excluding our loss on debt extinguishment of $4.8 million, for the six months ended June 30, 2011 compared to $30.2 million for the six months ended June 30, 2010. This change is primarily attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2010.
Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $25.4 million for the six months ended June 30, 2011 compared to $22.9 million for the six months ended June 30, 2010. The increase is primarily attributable to the increase in long-term debt due to our PIK elections and borrowings under our Revolving Facility.

Provision for Income Taxes.  The provision for income taxes was $3.0 million for the six months ended June 30, 2011 and $2.2 million for the six months ended June 30, 2010.  Tax expense in both periods is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments.
Income Attributable to Noncontrolling Interests. Income attributable to noncontrolling interests increased to $15.0 million for the six months ended June 30, 2011 compared to $11.4 million for the six months ended June 30, 2010. As a percentage of revenues, income attributable to noncontrolling interests increased to 6.8% for the 2011 period compared to 6.1% for the 2010 period. This increase is attributable to the impact of surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2010.

Liquidity and Capital Resources

Operating Activities

During the six months ended June 30, 2011, our operating cash flow from continuing operations increased 13.2% to $38.4 million compared to $33.9 million for the six months ended June 30, 2010. This increase is primarily attributable to surgical facilities and incremental, controlling interests acquired since January 1, 2010 and changes in working capital.

At June 30, 2011, we had working capital of $100.7 million compared to $77.3 million at December 31, 2010. This increase is primarily related to the restructuring of our long-term debt which extended the maturity dates of our debt, resulting in a reduction in the current maturities of long-term debt at June 30, 2011.

Investing Activities

Net cash used in investing activities from continuing operations during the six months ended June 30, 2011 was $3.9 million which was primarily used to purchase property and equipment. Cash used in investing activities in the 2011 period was funded primarily from cash from continuing operations.

Net cash used in investing activities from continuing operations during the six months ended June 30, 2010 was $28.2 million which included $25.0 million related to payments for acquisitions, net of cash acquired. Our acquisition activity was funded with cash borrowings under the Revolving Facility of $33.0 million. Additionally, the 2010 period includes $2.5 million related to purchases of property and equipment. Cash used in investing activities in the 2010 period was funded primarily with cash from continuing operations.
Financing Activities

Net cash used in financing activities from continuing operations during the six months ended June 30, 2011 was $35.2 million.

The following table summarizes our financing activities related to the issuance of our Senior Secured Notes and simultaneous extinguishment of debts during the second quarter of 2011 (in thousands):

Cash provided by (used in) debt issuance and extinguishment
Issuance of Senior Secured Notes (net of debt issuance discount of $5,237)	$344,722
Debt extinguishment, plus accrued and unpaid interest:
Senior secured credit facility	(273,121)
Toggle Notes	(73,330)
Payment of debt issuance costs	(10,130)
Net cash used in debt issuance and extinguishment	$(11,859)

Additionally during the 2011 period, we made distributions to noncontrolling interest partners of $17.4 million.

Net cash provided by financing activities from continuing operations during the six months ended June 30, 2010 was $15.4 million, which includes borrowings under our Revolving Facility of $33.0 million to fund acquisitions. Additionally, during the six months ended June 30, 2010, we made $11.1 million of distributions to noncontrolling interest partners. We also made scheduled principal payments on our senior secured credit facility totaling $1.9 million.
Long-Term Debt

The Company's long-term debt is summarized as follows (in thousands):

	June 30, 2011 (Unaudited)	December 31, 2010
Senior secured credit facility	$—	$277,500
Senior Secured Notes, net of debt issuance discount of $5,237	344,763	—
Toggle Notes	89,467	232,000
PIK Exchangeable Notes	88,490	—
Notes payable to banks	13,149	14,786
Secured term loans	6,615	7,236
Capital lease obligations	3,804	5,090
	546,288	536,612
Less current maturities	(6,380)	(29,195)
Total	$539,908	$507,417

The proceeds of the Offering on June 14, 2011 were used to retire our existing senior secured credit facility, Revolving Facility and a portion of our existing Toggle Notes. In connection with this Offering, we entered into an agreement with certain holders of our outstanding Toggle Notes to exchange Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of new PIK Exchangeable Notes. These transactions are described in detail below.

Senior Secured Credit Facility

On August 23, 2007, we entered into a $350.0 million senior secured credit facility with a syndicate of banks. The senior secured credit facility extended credit in the form of two term loans of $125.0 million each (the first, the “Tranche A Term Loan” and the second, the “Tranche B Term Loan”) and a $100.0 million revolving, swingline and letter of credit facility (the “Revolving Facility”). The swingline facility was limited to $10.0 million and the swingline loans are available on a same-day basis. The letter of credit facility was limited to $10.0 million.

As of June 14, 2011, the Tranche A Term Loan had a principal balance of $101.4 million and accrued interest of $214,000. The Tranche B Term Loan had a principal balance of $115.1 million and accrued interest of $243,000. As of June 1, 2011, the interest rate on the borrowings under the senior secured credit facility was 5.5%.  The $100.0 million Revolving Facility included a non-use fee of 0.5% of the portion of the facility not used.  We paid this fee quarterly.  As of June 14, 2011, the amount outstanding under the Revolving Facility was $56.0 million with accrued interest and non-used fee of $164,000. Concurrent with the Offering, we retired the existing senior secured credit facility and Revolving Facility.

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
Since August 23, 2008, we have elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes has increased by $65.7 million from the issuance of the Toggle Notes to June 30, 2011. On February 23, 2011, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from February 24, 2011 to August 23, 2011. The Company has accrued $3.7 million in interest on the Toggle Notes in other accrued expenses as of June 30, 2011.

In connection with the Offering, we repurchased $70.8 million aggregate principal amount of the Toggle Notes, at par plus accrued and unpaid interest of $2.6 million.
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates.

Senior Secured Notes

On June 14, 2011, we completed a private offering of $350.0 million aggregate principal amount of 8.00% senior secured notes due 2016, or Senior Secured Notes. The Senior Secured Notes were issued at a 1.51% discount, yielding proceeds of approximately $344.7 million. Interest on the Senior Secured Notes is due June 15 and December 15 of each year and will accrue at the rate of 8.00% per annum. The first interest payment on the Senior Secured Notes is due December 15, 2011. The Senior Secured Notes will mature on June 15, 2016.

The proceeds from the issuance of the Senior Secured Notes were used to retire our existing senior secured credit facility, Revolving facility, and repurchase an aggregate principal amount of $70.8 million of our existing Toggle Notes at par plus accrued and unpaid interest, for $73.3 million.

In connection with the closing of the sale of the Senior Secured Notes, we and certain of our affiliates entered into a Registration Rights Agreement, whereby we agreed, under certain circumstances, to register senior secured notes with substantially identical terms to the Senior Secured Notes and commence an exchange offer to allow holders of the Senior Secured Notes to exchange their Senior Secured Notes for Registered Senior Secured Notes.

$50.0 Million Senior Secured Super-Priority Revolving Credit Facility

Concurrent with the Offering, we entered into a $50.0 million senior secured super-priority revolving credit facility (the "New Credit Facility") with a syndicate of financial institutions led by affiliates of the initial Senior Secured Note purchasers. The New Credit Facility includes revolving credit loans and swingline loans. Letters of credit may also be issued under the New Credit Facility. The New Credit Facility matures December 15, 2015. The New Credit Facility is subject to a potential, although uncommitted, increase of up to $25.0 million at our request at any time prior to maturity of the facility, subject to certain conditions, including compliance with a maximum net senior secured leverage ratio and a minimum cash interest coverage ratio. The increase is only available if one or more financial institutions agree to provide it.

Loans under the New Credit Facility will bear interest, at our option, at the reserve adjusted LIBOR rate plus 4.50% or at the alternate base rate plus 3.50%. We are required to pay a commitment fee at a rate equal to 0.50% per annum on the undrawn portion of commitments in respect of the New Credit Facility. This fee is payable quarterly in arrears and on the date of termination or expiration of the commitments.

The New Credit Facility contains financial covenants requiring us not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the New Credit Facility are subject to significant conditions, including the absence of an material adverse change.

PIK Exchangeable Notes

Concurrent with the private offering of $350.0 million aggregate principal amount of Senior Secured Notes due 2016, we entered into an agreement with Crestview, certain of its affiliates, affiliates of Northwestern Mutual Life Insurance Company and certain other holders of its outstanding Toggle Notes to exchange Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of our 8.00% senior PIK Exchangeable Notes due 2017 (the "PIK Exchangeable Notes"), in a private exchange.

The PIK Exchangeable Notes will mature on June 15, 2017. Interest will accrue on the PIK Exchangeable Notes at a rate of

8.00% per year, compounding semi-annually on each June 15 and December 15 of each year, commencing on December 15, 2011. We will not pay interest in cash on the PIK Exchangeable Notes. Instead, we will pay interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest.

We recorded the PIK Exchangeable Notes in accordance with ASC Topic 470, Debt. In the exchange, the new PIK Exchangeable Notes were recorded at fair value.
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

Capital Lease Obligations

We are liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at June 30, 2011 and December 31, 2010 was $4.8 million and $5.1 million, respectively.
Other Obligations

In connection with the acquisition of Mountain View Hospital, LLC we assumed other obligations of $49.6 million. This obligation is payable to the hospital facility lessor for the land, building and improvements at Mountain View Hospital, LLC. As of June 30, 2011, the balance on the obligation is $48.3 million.

Interest Rate Swap
On November 2, 2010, we entered into an interest rate swap agreement to protect against certain interest rate fluctuations of the LIBOR rate on $100.0 million of our variable rate debt under the senior secured credit facility.  The effective date of the interest rate swap is December 31, 2010, and it was scheduled to expire on December 31, 2012.  The interest rate swap effectively fixed our LIBOR interest rate on the previously held $100.0 million of variable rate debt at a rate of 0.85%.  Upon the extinguishment of our senior secured credit facility during the second quarter of 2011, the interest rate swap no longer qualified for cash flow hedge accounting treatment. As of June 15, 2011, the we determined the hedge instrument to be ineffective and discontinued hedge accounting treatment. In June 2011, we recognized the $665,000 in accumulated other comprehensive loss as additional interest expense. Also in June 2011, we began recording into earnings the mark-to-market adjustment to reflect the fair value of the hedging instrument. During the three months ended June 30, 2011, we recorded a mark-to-market adjustment of $39,000 as a reduction to interest expense. Effective July 19, 2011, we terminated our swap agreement at a cost to the Company of $683,000.

Inflation

Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.

Earnings Before Interest, Taxes, Depreciation and Amortization and Other Adjustments

When we use the term “EBITDA,” we are referring to net income (loss) plus (a) loss from discontinued operations, net of taxes, (b) income tax expense, (c) interest expense, net, (d) depreciation and amortization, (e) non-cash (gains) losses, including our loss from debt extinguishment, and (f) non-cash stock option compensation expense, and less (g) net income attributable to noncontrolling interests. Noncontrolling interest represents the interests of third parties, such as physicians and in some cases, health care systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships, with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.

EBITDA increased to $33.2 million for the six months ended June 30, 2011 from $29.6 million for the six months ended June 30, 2010. This increase is primarily attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2010.

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
The following table reconciles EBITDA to net cash provided by operating activities - continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
EBITDA	$16,569	$17,173	$33,183	$29,614
Depreciation and amortization	(5,196)	(4,912)	(10,357)	(8,996)
Non-cash (losses) gains	(4,884)	(91)	(4,806)	(1,152)
Non-cash stock option compensation expense	(334)	(325)	(668)	(649)
Interest expense, net	(13,408)	(12,211)	(25,386)	(22,942)
Provision for income taxes	(1,349)	(610)	(2,970)	(2,219)
Net income attributable to noncontrolling interests	6,787	6,957	14,968	11,401
Loss (income) on discontinued operations, net of taxes	(71)	(82)	(88)	(362)
Net (loss) income	(1,886)	5,899	3,876	4,695
Loss from discontinued operations	71	82	88	362
Depreciation and amortization	5,196	4,912	10,357	8,996
Amortization of deferred financing costs	360	499	861	1,000
Non-cash payment-in-kind interest option	6,382	6,437	13,366	12,667
Non-cash stock option compensation expense	334	325	668	649
Non-cash recognition of other comprehensive income into earnings	665	142	665	968
Non-cash credit risk adjustment of financial instruments	—	100	—	189
Accelerated amortization of loan costs	4,751	—	4,751	—
Non-cash losses (gains)	133	91	55	1,152
Deferred income taxes	1,190	2,505	2,724	4,333
Equity in earnings of unconsolidated affiliates, net of distributions received	60	(259)	401	(329)
Provision for doubtful accounts	1,561	1,987	3,187	3,200
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:	—		—	—
Accounts receivable	(2,033)	(4,392)	(2,161)	(4,501)
Other assets and liabilities	(570)	(3,371)	(456)	511
Net cash provided by operating activities - continuing operations	$16,214	$14,957	$38,382	$33,892
Other Data:
Number of surgical facilities included in continuing operations, as of the end of period(1)	54	54	54	54

(1)	Includes surgical facilities that we manage but in which we have no ownership.

Summary

We believe that existing funds, cash flows from operations and available borrowings under our New Credit Facility will provide sufficient liquidity for the next 12 to 18 months. Our recent debt restructuring extends the maturities of our long-term debt and relaxes our financial covenants, however, our ability to meet our funding needs could be adversely affected if we suffer adverse results from our operations. In addition, based on our expected liquidity and capital resource needs, we may consider various alternatives to improve our capital structure, including reducing debt, extending maturities or relaxing financial covenants. These alternatives may include new equity or debt financings or exchange offers with our existing security holders (including exchanges of debt for debt or equity) and other transactions involving our outstanding securities, given their secondary market trading prices. We cannot assure you, if we pursue any of these transactions, that we will be successful in completing a transaction on attractive terms, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders' prime rate. At June 30, 2011, none of our long-term debt was subject to variable rates of interest, however future borrowings under our New Credit Facility would subject us to LIBOR fluctuations. The fair value of our total long-term debt, based on quoted market prices or modeled estimates of value as of June 30, 2011 was approximately $539.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported in a timely manner.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

No.	Description
3.1	Amended Certificate of Incorporation of Symbion, Inc. (a)
3.2	Amended and Restated Bylaws of Symbion, Inc. (a)
4.1	Indenture, dated as of June 14, 2011, among Symbion, Inc., the guarantors party thereto, and U.S. Bank National Association, as Trustee relating to the 8.00% Senior Secured Notes Due 2016.(b)
4.2	Form of 8.00% Senior Secured Notes Due 2016 (included in Exhibit 4.1).(b)
4.3	Registration Rights Agreement, dated as of June 14, 2011, among Symbion, Inc., the guarantors party thereto, and Morgan Stanley & Co. LLC, Barclays Capital Inc. and Jefferies & Company, Inc.(b)
4.4
Indenture, dated as of June 14, 2011, among Symbion, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee, relating to the 8.00% Senior PIK Exchangeable Notes Due 2017.(b)

4.5	Form of 8.00% Senior PIK Exchangeable Notes Due 2017 (included in Exhibit 4.4).(b)
4.6	Form of Registration Rights Agreement, dated as of June 14, 2011, among Symbion, Inc., Symbion Holdings Corporation, the subsidiary guarantors party thereto, and the initial holders named therein.(b)
10.1
Credit Agreement, dated as of June 14, 2011, among Symbion Holdings Corporation, Symbion, Inc., the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, Morgan Stanley Bank, N.A., as swing line lender and issuing bank, and Barclays Capital and Jefferies Finance LLC, as co-syndication agents.(b)

10.2
Intercreditor Agreement, dated as of June 14, 2011, among Symbion Holdings Corporation, Symbion, Inc., the other grantors party thereto, Morgan Stanley Senior Funding, Inc., as credit agreement collateral agent, and U.S. Bank National Association, as notes collateral agent.(b)

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

(a)    Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (Registration No. 333-153678)
(b)    Incorporated by reference to exhibits filed with the Registrant's Current Report of Form 8-K filed June 20, 2011 (File No. 000-50574)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBION, INC.
/s/ TERESA F. SPARKS Teresa F. Sparks Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 12, 2011

EXHIBIT INDEX

No.	Description
3.1	Amended Certificate of Incorporation of Symbion, Inc. (a)
3.2	Amended and Restated Bylaws of Symbion, Inc. (a)
4.1	Indenture, dated as of June 14, 2011, among Symbion, Inc., the guarantors party thereto, and U.S. Bank National Association, as Trustee relating to the 8.00% Senior Secured Notes Due 2016.(b)
4.2	Form of 8.00% Senior Secured Notes Due 2016 (included in Exhibit 4.1)(b)
4.3	Registration Rights Agreement, dated as of June 14, 2011, among Symbion, Inc., the guarantors party thereto, and Morgan Stanley & Co. LLC, Barclays Capital Inc. and Jefferies & Company, Inc.(b)
4.4
Indenture, dated as of June 14, 2011, among Symbion, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee, relating to the 8.00% Senior PIK Exchangeable Notes Due 2017.(b)

4.5	Form of 8.00% Senior PIK Exchangeable Notes Due 2017 (included in Exhibit 4.4).(b)
4.6	Form of Registration Rights Agreement, dated as of June 14, 2011, among Symbion, Inc., Symbion Holdings Corporation, the subsidiary guarantors party thereto, and the initial holders named therein.(b)
10.1
Credit Agreement, dated as of June 14, 2011, among Symbion Holdings Corporation, Symbion, Inc., the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, Morgan Stanley Bank, N.A., as swing line lender and issuing bank, and Barclays Capital and Jefferies Finance LLC, as co-syndication agents.(b)

10.2
Intercreditor Agreement, dated as of June 14, 2011, among Symbion Holdings Corporation, Symbion, Inc., the other grantors party thereto, Morgan Stanley Senior Funding, Inc., as credit agreement collateral agent, and U.S. Bank National Association, as notes collateral agent.(b)

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

(a)    Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (Registration No. 333-153678)
(b)    Incorporated by reference to exhibits filed with the Registrant's Current Report of Form 8-K filed June 20, 2011 (File No. 000-50574)