Form 10-Q
period 2011-09-30
SYMBION INC/TN
filed 2011-11-10
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
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

As of November 10, 2011, 1,000 shares of the registrant’s common stock were outstanding.

SYMBION, INC.

FORM 10-Q

Item 1.  Financial Statements
SYMBION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$75,847	$73,458
Accounts receivable, less allowance for doubtful accounts of $10,895 and $10,051, respectively	60,082	61,825
Inventories	13,178	10,798
Prepaid expenses and other current assets	12,971	8,636
Current assets of discontinued operations	166	1,003
Total current assets	162,244	155,720
Land	5,713	5,713
Buildings and improvements	102,999	102,795
Furniture and equipment	72,941	70,129
Computers and software	5,158	4,757
	186,811	183,394
Less accumulated depreciation	(53,987)	(42,762)
Property and equipment, net	132,824	140,632
Intangible assets	23,729	21,817
Goodwill	629,847	624,737
Investments in and advances to affiliates	18,113	17,824
Other assets	15,478	9,633
Long-term assets of discontinued operations	—	34
Total assets	$982,235	$970,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,268	$12,396
Accrued payroll and benefits	10,500	10,090
Other accrued expenses	30,570	25,814
Current maturities of long-term debt	9,311	29,195
Current liabilities of discontinued operations	62	923
Total current liabilities	62,711	78,418
Long-term debt, less current maturities	545,327	507,417
Deferred income tax payable	56,452	51,309
Other liabilities	71,774	68,950
Long-term liabilities of discontinued operations	—	22

Noncontrolling interests - redeemable	35,273	36,030

Stockholders' equity:
Common stock, 1,000 shares, $0.01 par value, authorized, issued and outstanding at September 30, 2011 and at December 31, 2010	—	—
Additional paid-in-capital	239,491	240,959
Accumulated other comprehensive loss	—	(314)
Retained deficit	(72,680)	(55,219)
Total Symbion, Inc. stockholders' equity	166,811	185,426
Noncontrolling interests - non-redeemable	43,887	42,825
Total equity	210,698	228,251
Total liabilities and stockholders' equity	$982,235	$970,397
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$110,725	$104,821	$331,590	$291,829
Operating expenses:
Salaries and benefits	31,460	29,486	93,023	82,912
Supplies	25,550	24,009	77,851	65,253
Professional and medical fees	8,738	7,791	25,956	20,420
Rent and lease expense	6,278	6,075	18,554	18,366
Other operating expenses	8,461	7,932	24,542	22,163
Cost of revenues	80,487	75,293	239,926	209,114
General and administrative expense	5,400	5,521	16,812	16,690
Depreciation and amortization	5,154	5,008	15,511	14,004
Provision for doubtful accounts	2,674	2,025	5,861	5,225
Income on equity investments	(515)	(669)	(1,171)	(2,173)
Gains and losses on disposal of long-lived assets, net	136	(403)	191	749
Business combination remeasurement gains	—	(3,169)	—	(3,169)
Litigation settlements	—	—	—	(44)
Loss on debt extinguishment	—	—	4,751	—
Total operating expenses	93,336	83,606	281,881	240,396
Operating income	17,389	21,215	49,709	51,433
Interest expense, net	(14,337)	(12,668)	(39,723)	(35,610)
Income before income taxes and discontinued operations	3,052	8,547	9,986	15,823
Provision for income taxes	1,922	1,761	4,892	3,980
Income from continuing operations	1,130	6,786	5,094	11,843
Loss from discontinued operations, net of taxes	(404)	(310)	(492)	(672)
Net income	726	6,476	4,602	11,171
Less: Net income attributable to noncontrolling interests	(7,095)	(6,193)	(22,063)	(17,594)
Net (loss) income attributable to Symbion, Inc.	$(6,369)	$283	$(17,461)	$(6,423)

See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Symbion, Inc. Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests Non-redeemable	Total
	Shares	Amount
Balance at December 31, 2009	1,000	$—	$242,623	$(2,731)	$(46,479)	$3,396	$196,809
Net (loss) income	—	—	—	—	(6,423)	3,282	(3,141)
Amortized compensation expense related to stock options	—	—	1,002	—	—	—	1,002
Recognition of interest rate swap liability to earnings	—	—	—	2,478	—	—	2,478
Distributions to noncontrolling interests	—	—	—	—	—	(3,848)	(3,848)
Acquisition and disposal of shares of noncontrolling interests	—	—	(2,321)	—	—	37,117	34,796
Balance at September 30, 2010	1,000	$—	$241,304	$(253)	$(52,902)	$39,947	$228,096

Balance at December 31, 2010	1,000	$—	$240,959	$(314)	$(55,219)	$42,825	$228,251
Net (loss) income	—	—	—	—	(17,461)	9,341	(8,120)
Amortized compensation expense related to stock options	—	—	1,002	—	—	—	1,002
Unrealized loss on interest rate swap	—	—	—	(351)	—	—	(351)
Recognition of interest rate swap liability to earnings	—	—	—	665	—	—	665
Distributions to noncontrolling interest partners	—	—	—	—	—	(11,032)	(11,032)
Acquisition and disposal of shares of noncontrolling interests	—	—	(2,470)	—	—	2,753	283
Balance at September 30, 2011	1,000	$—	$239,491	$—	$(72,680)	$43,887	$210,698

See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$4,602	$11,171
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	492	672
Depreciation and amortization	15,511	14,004
Amortization of deferred financing costs and debt issuance discount	1,902	1,501
Non-cash payment-in-kind interest option	17,797	19,264
Non-cash stock option compensation expense	1,002	1,002
Non-cash recognition of accumulated other comprehensive loss into earnings	665	2,478
Non-cash credit risk adjustment of financial instruments	—	189
Non-cash losses on disposal of long-lived assets	191	(2,420)
Loss on debt extinguishment	4,751	—
Deferred income taxes	4,576	5,471
Equity in earnings of unconsolidated affiliates, net of distributions received	342	(57)
Provision for doubtful accounts	5,861	5,225
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(2,889)	(4,871)
Other assets and liabilities	5,258	(2,285)
Net cash provided by operating activities - continuing operations	60,061	51,344
Net cash used in operating activities - discontinued operations	—	(98)
Net cash provided by operating activities	60,061	51,246

Cash flows from investing activities:
Purchases of property and equipment, net	(5,951)	(5,280)
Payments for acquisitions, net of cash acquired	(6,753)	(43,830)
Payments from unit activity of nonconsolidated facilities	—	(55)
Change in other assets	(213)	(375)
Net cash used in investing activities - continuing operations	(12,917)	(49,540)
Net cash used in investing activities - discontinued operations	—	(13)
Net cash used in investing activities	(12,917)	(49,553)

Cash flows from financing activities:
Principal payments on long-term debt	(354,001)	(15,706)
Proceeds from debt issuances	347,503	56,975
Payment of debt issuance costs	(11,929)
Distributions to noncontrolling interest partners	(25,107)	(17,914)
Payments and proceeds from unit activity	(2,800)	2,140
Other financing activities	1,579	(1,673)
Net cash (used in) provided by financing activities - continuing operations	(44,755)	23,822
Net cash provided by financing activities - discontinued operations	—	76
Net cash (used in) provided by financing activities	(44,755)	23,898
Net increase in cash and cash equivalents	2,389	25,591
Cash and cash equivalents at beginning of period	73,458	47,920
Cash and cash equivalents at end of period	$75,847	$73,511

See notes to unaudited consolidated financial statements.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)
1. Organization

Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and physician groups, hospitals and hospital systems. As of September 30, 2011, the Company owned and operated 55 surgical facilities, including 49 ambulatory surgery centers and six surgical hospitals. The Company also managed eight additional ambulatory surgery centers and one physician clinic. The Company owns a majority ownership interest in 33 of the 55 surgical facilities and consolidates 49 of these surgical facilities for financial reporting purposes.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate's business. The physician limited partners and physician minority members of the entities the Company controls are responsible for the supervision and delivery of medical services. The governance rights of limited partners and minority members are restricted to those that protect their financial interests. Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breaches of the partnership or operating agreement, gross negligence or bankruptcy. These protective rights do not preclude consolidation of the respective partnerships and limited liability companies. The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidation. The variable interest entities are surgical facilities located in the states of Florida and New York. With regard to the New York facility, the Company is the primary beneficiary due to the power to direct the activities of the facility and the level of variability within the management services agreement as well as the obligation and likelihood of absorbing the majority of expected gains and losses. Regarding the Florida facility, the Company has the power to direct the activities of the facility and has fully guaranteed the facility's debt obligations. The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected gains and losses. The accompanying consolidated balance sheets at September 30, 2011 and December 31, 2010 include assets of $15.4 million and $15.3 million, respectively, and liabilities of $3.9 million and $4.1 million, respectively, related to the variable interest entities. All significant intercompany balances and transactions are eliminated in consolidation.

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

The carrying amount and fair value of the Company's long term debt obligations as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Senior Secured Notes, net of note issuance discount of $5,019	$335,981	$—	$311,202	$—
Tranche A Term Loan	—	106,062	—	101,732
Tranche B Term Loan	—	115,438	—	110,724
Revolving Facility	—	56,000	—	53,715
PIK Exchangeable Notes	97,660	—	97,660	—
Toggle Notes	94,724	232,000	89,988	198,662

The fair value of the Senior Secured Notes, the Tranche A and B Term Loans, the Toggle Notes and the Revolving Facility (as such terms are defined in Note 4) were based on Level 1 computations using quoted prices at September 30, 2011 and December 31, 2010, as applicable. The fair value of the PIK Exchangeable Notes (as defined in Note 4) was based on a Level 3 computation, using a Company-specific discounted cash flow analysis. The Company's long-term debt instruments are discussed further in Note 4.
Accounts Receivable

Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Also, the Company has amounts recorded in other liabilities for third-party settlements of $14.8 and $12.0 million as of September 30, 2011 and December 31, 2010, respectively. The Company does not require collateral for private pay patients. Accounts receivable at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010
Surgical facilities	$59,614	$61,242
Physician networks	468	583
Total	$60,082	$61,825

The following table sets forth by type of payor the percentage of the Company's accounts receivable for consolidated surgical facilities as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Private insurance	51%	58%
Government	21	18
Self-pay	9	8
Other	19	16
Total	100%	100%

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

Prepaid and Other Current Assets
A summary of prepaid and other current assets is as follows (in thousands):

	September 30, 2011	December 31, 2010
Prepaid expenses	$5,675	$5,034
Other current assets	7,296	3,602
Total	$12,971	$8,636
Effective October 1, 2011, the Company acquired an oncology practice, which is operated within the Company's existing facility located in Idaho Falls, Idaho. The purchase price of the acquisition was $3.5 million, consisting of $2.7 million of cash from operations and approximately $800,000 in the form of equity ownership in the the entity that owns the Company's facility located in Idaho Falls, Idaho. Because the Company paid the cash consideration for this acquisition on September 30, 2011, the $2.7 million in cash paid for this acquisition is included as a deposit in the accompanying condensed consolidated balance sheet, classified as other assets at September 30, 2011.

Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2010	$624,737
Acquisitions	4,642
Disposals	(357)
Purchase price allocations	825
Balance at September 30, 2011	$629,847

Purchase price allocations of $825,000 for the nine month period ended September 30, 2011 reflect final purchase price adjustments to the identifiable net assets of acquired facilities.

The Company has intangible assets of $19.5 million related to the certificates of need for certain of its facilities. These indefinite-lived assets are not amortized, but are assessed for possible impairment under the Company's impairment policy. The Company also has an intangible asset related to a non-compete agreement, which is amortized over the 60-month life of the agreement. The net value of this intangible asset as of September 30, 2011 is $2.0 million.
Effective August 1, 2011, we acquired a 56.0% ownership interest in an ASC located in Great Falls, Montana. We recorded goodwill of $4.6 million related to this acquisition. We consolidate this facility for financial reporting purposes for periods subsequent to the acquisition. Effective August 1, 2011, the Company acquired a 50.0% ownership interest in a 20-bed surgical hospital located in Great Falls, Montana and acquired the right to manage the hospital. We account for this facility as an equity method investment. Additionally, effective August 1, 2011, the Company acquired the right to manage a medical clinic consisting of 45 multi-specialty physicians located in Great Falls, Montana. The aggregate consideration given for these acquisitions was $5.2 million plus the assumption of $232,000 of debt. The aforementioned management rights are recorded as intangible assets and amortized over the base terms of 15 years.
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

Other Accrued Expenses

A summary of other accrued expenses is as follows (in thousands):

	September 30, 2011	December 31, 2010
Interest payable	$11,462	$9,865
Current taxes payable	7,050	6,344
Insurance liabilities	1,842	1,540
Other expenses	10,216	8,065
Total	$30,570	$25,814

Other Comprehensive Loss

The Company reports other comprehensive loss as a measure of changes in stockholders' equity that results from recognized transactions. The change in other comprehensive loss of the Company from December 31, 2010 to September 30, 2011 resulted from the derecognition of the interest rate swap as a cash flow hedge as a result of the Company's debt extinguishment in the second quarter of 2011. The Company entered into an interest rate swap agreement effective December 31, 2010. Upon extinguishment of the senior secured credit facility, which was the underlying hedged instrument, the Company discontinued hedge accounting and charged the amount previously recorded to other comprehensive income to earnings. The Company's total loss, including the net loss attributable to Symbion, Inc. and the amounts recorded to other comprehensive loss for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 was $17,147 and $3,945, respectively.

Revenues

Revenues by service type consist of the following for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Patient service revenues	$107,573	$101,781	$323,246	$282,733
Physician service revenues	1,553	1,489	4,483	4,346
Other service revenues	1,599	1,551	3,861	4,750
Total	$110,725	$104,821	$331,590	$291,829

The following table sets forth by type of payor the percentage of the Company's patient service revenues generated for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Private insurance	66%	67%	67%	68%
Government	26	26	26	26
Self-pay	4	4	4	4
Other	4	3	3	2
Total	100%	100%	100%	100%

Reclassifications

Certain reclassifications have been made to the comparative period's financial statements to conform to the 2011 presentation. The reclassifications primarily related to the presentation of discontinued operations and noncontrolling interests and had no impact on the Company's financial position or results of operations.

3. Discontinued Operations

The Company disposed of four surgical facilities during 2010 which are classified as discontinued operations in the periods presented. The results of operations in these centers are presented net of income taxes in the accompanying consolidated financial statements as discontinued operations. In connection with one of the disposed facilities, the Company recorded an accrual of $1.7 million for future obligations under a facility operating lease. As of September 30, 2011, the lease liability was $1.1 million. The accompanying consolidated financial statements have been reclassified to conform to this presentation for all periods presented. These required reclassifications of prior period consolidated financial statements did not impact total assets, liabilities, stockholders' equity, net loss or cash flows.

Revenues, loss on operations before taxes, income tax provision, loss on sale, net of taxes and the loss from discontinued operations, net of taxes for the three and nine months ended September 30, 2011 and 2010 related to discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$—	$2,286	$—	$7,783
Loss on operations, before taxes	$—	$(308)	$—	$(658)
Income tax provision	$—	$(2)	$—	$(3)
Loss on sale, net of taxes	$(404)	$—	$(492)	$(11)
Loss from discontinued operations, net of taxes	$(404)	$(310)	$(492)	$(672)

4. Long-Term Debt

The Company's long-term debt is summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Senior Secured Credit Facility	$—	$277,500
New Credit Facility	—	—
Senior Secured Notes, net of debt issuance discount of $5,019	335,981	—
Toggle Notes	94,724	232,000
PIK Exchangeable Notes	97,660	—
Notes payable to banks	15,179	14,786
Secured term loans	6,195	7,236
Capital lease obligations	4,899	5,090
	554,638	536,612
Less current maturities	(9,311)	(29,195)
Total	$545,327	$507,417

As described in the following sections, the Company modified its long-term debt structure during the second quarter of 2011. On June 14, 2011, the Company completed a private offering (the "Offering") of $350.0 million aggregate principal amount of 8.00% senior secured notes due 2016 (the "Senior Secured Notes"). The proceeds of the Offering were used to retire the Company's existing Senior Secured Credit Facility (defined below) and a portion of the Company's existing 11.00%/11.75% senior PIK toggle notes due 2015 (the "Toggle Notes"). In connection with the Offering, the Company entered into a new super-priority revolving credit facility ("New Credit Facility") and exchanged outstanding Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of new 8.00% senior PIK exchangeable notes due 2017 (the "PIK Exchangeable Notes"). As a result of the debt restructuring, the Company recorded a loss on debt extinguishment of $4.8 million. This charge is comprised primarily of capitalized debt issuance costs written off in connection with our termination of debt instruments as part of the restructuring.

On September 9, 2011, the Company cancelled $9.0 million aggregate principal amount of outstanding senior secured notes held by certain holders, plus accrued and unpaid interest, in exchange for the issuance to such holders of $9.2 million aggregate principal amount of the Company's PIK Exchangeable Notes which resulted in no significant gain or loss.

$50.0 Million Senior Secured Super-Priority Revolving Credit Facility

Concurrent with the Offering, the Company entered into the New Credit Facility with a syndicate of financial institutions led by affiliates of the initial Senior Secured Note purchasers. The New Credit Facility includes revolving credit loans and swingline loans. Letters of credit may also be issued under the New Credit Facility. The New Credit Facility matures on December 15, 2015. The New Credit Facility is subject to a potential, although uncommitted, increase of up to $25.0 million at the Company's request at any time prior to maturity of the facility, subject to certain conditions, including compliance with a maximum net senior secured leverage ratio and a minimum cash interest coverage ratio. The increase is only available if one or more financial institutions agree to provide it.

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

The New Credit Facility contains financial covenants requiring the Company not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the New Credit Facility are subject to significant conditions, including the absence of any material adverse change. At September 30, 2011, the Company was in compliance with all material covenants contained in the New Credit Facility. As of September 30, 2011, $50.0 million was available under the New Credit Facility.

Senior Secured Notes

On June 14, 2011, the Company completed a private offering of $350.0 million aggregate principal amount of its Senior Secured Notes. The Senior Secured Notes were issued at a 1.51% discount, yielding proceeds of approximately $344.7 million. Interest on the Senior Secured Notes is due June 15 and December 15 of each year and will accrue at the rate of 8.00% per annum. The first interest payment on the Senior Secured Notes is due December 15, 2011. The Senior Secured Notes will mature on June 15, 2016.

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

The Company may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. Prior to June 15, 2014, in each of 2011, 2012 and 2013, the Company may redeem up to 10% of the original aggregate principal amount of the Senior Secured Notes at a price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest. The Company may also redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, the Company may redeem up to 35% of the aggregate principal amount of the notes with proceeds of certain equity offerings at any time prior to June 15, 2014.

Effective September 9, 2011, the Company cancelled $9.0 million aggregate principal amount of its Senior Secured Notes held by certain noteholders, plus accrued and unpaid interest, in exchange for our issuance to such parties of $9.2 million aggregate principal amount of our PIK Exchangeable Notes. As a result of that exchange, the Company currently has $341.0 million aggregate principal amount of Senior Secured Notes outstanding.

In connection with the closing of the sale of the Senior Secured Notes, the Company and the guarantors entered into a Registration Rights Agreement, whereby the Company agreed, under certain circumstances, to register senior secured notes with substantially identical terms to the Senior Secured Notes (the "Registered Senior Secured Notes") and commence an exchange offer to allow holders of the Senior Secured Notes to exchange their Senior Secured Notes for Registered Senior Secured Notes. The Company filed a Registration Statement to register the Registered Senior Secured Notes on October 11, 2011, which registration statement was declared effective on October 27, 2011. The Company's offer to exchange the Senior Secured Notes for Registered Senior Secured Notes commenced on October 27, 2011 and will expire on November 30, 2011, unless extended.
At September 30, 2011, the Company was in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.

Scheduled amortization of the discount recorded in connection with the Senior Secured Notes is as follows (in thousands):

Discount attributable to Senior Secured Notes
October 1, 2011 through December 31, 2011	$177
January 1, 2012 through December 31, 2012	927
January 1, 2013 through December 31, 2013	1,006
January 1, 2014 through December 31, 2014	1,092
January 1, 2015 through December 31, 2015	1,186
January 1, 2016 through June 15, 2016	631
Total	$5,019
Toggle Notes
On June 3, 2008, the Company completed a private offering of $179.9 million aggregate principal amount of its Toggle Notes.  Interest on the Toggle Notes is due February 23 and August 23 of each year.  The Toggle Notes will mature on August 23, 2015.  For any interest period through August 23, 2011, the Company was able to elect to pay interest on the Toggle Notes (i) in cash, (ii) in kind, by increasing the principal amount of the notes or issuing new notes (referred to as “PIK interest”) for the entire amount of the interest payment or (iii) by paying interest on 50% of the principal amount of the Toggle Notes in cash and 50% in PIK interest.  Cash interest on the Toggle Notes accrues at the rate of 11.0% per annum.  PIK interest on the Toggle Notes accrues at the rate of 11.75% per annum.  The Company elects to pay cash interest or to exercise the PIK option in advance of the interest period.
Since August 23, 2008, the Company has elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes has increased by $71.0 million from the issuance of the Toggle Notes to September 30, 2011. On August 23, 2011, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 24, 2011 to February 23, 2012. The Company has accrued $1.1 million in interest on the Toggle Notes in other accrued expenses as of September 30, 2011.

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
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit the Company's ability and the ability of the subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At September 30, 2011, the Company was in compliance with all material covenants contained in the indenture governing the Toggle Notes.

PIK Exchangeable Notes

Concurrent with the Offering, the Company exchanged with affiliates of Crestview and certain other holders of the Company's outstanding Toggle Notes, Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of the Company's PIK Exchangeable Notes. Effective September 9, 2011, the Company cancelled $9.0 million aggregate principal amount of its Senior Secured Notes held by certain holders of such notes, plus accrued and unpaid interest, in exchange for our issuance to such parties of $9.2 million aggregate principal amount of its PIK Exchangeable Notes.

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

The Company recorded the PIK Exchangeable Notes in accordance with ASC Topic 470, Debt. In the exchange, the new PIK Exchangeable Notes were recorded at fair value. At September 30, 2011, the Company was in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.

Former Senior Secured Credit Facility

On August 23, 2007, the Company entered into a $350.0 million senior secured credit facility with a syndicate of banks (the "Senior Secured Credit Facility").  The Senior Secured Credit Facility extends credit in the form of two term loans of $125.0 million each (the first, the “Tranche A Term Loan” and the second, the “Tranche B Term Loan”) and a $100.0 million revolving, swingline and letter of credit facility (the “Revolving Facility”).  The Tranche A Term Loan was scheduled to mature on August 23, 2013, the Tranche B Term Loan was scheduled to mature on August 23, 2014 and the Revolving Facility was scheduled to mature on August 23, 2013.  The Tranche A Term Loan required quarterly payments of $4.7 million through September 30, 2011, quarterly payments of $6.3 million from December 31, 2011 through September 30, 2012, quarterly payments of $18.1 million from December 31, 2012 through June 30, 2013 and a balloon payment of $12.6 million on August 23, 2013.  The Tranche B Term Loan required quarterly principal payments of $312,500 through June 30, 2014 and a balloon payment of $111.1 million on August 23, 2014.

As of June 14, 2011, the Tranche A Term Loan had a principal balance of $101.4 million and accrued interest of $214,000. The Tranche B Term Loan had a principal balance of $115.1 million and accrued interest of $243,000. As of June 1, 2011, the interest rate on the borrowings under the senior secured credit facility was 5.5%.  The $100.0 million Revolving Facility included a non-use fee of 0.5% of the portion of the facility not used.  The Company paid this fee quarterly.  As of June 14, 2011, the amount outstanding under the Revolving Facility was $56.0 million with accrued interest and unused fee of $164,000. Concurrent with the Offering, the Company used proceeds of the Offering to retire the Senior Secured Credit Facility.

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

Capital Lease Obligations

The Company is liable to various vendors for several equipment leases. The carrying value of the assets was $5.3 million and $5.1 million as of September 30, 2011 and December 31, 2010, respectively.

5. Commitments and Contingencies

Debt and Lease Guaranty on Non-consolidated Entities

The Company has guaranteed $1.8 million of operating lease payments of certain non-consolidating surgical facilities. These operating leases typically have 10-year terms, with optional renewal periods. As of September 30, 2011, the Company has also guaranteed $1.4 million of debt of three non-consolidating surgical facilities. In the event that the Company meets certain financial and debt service benchmarks, the guarantees at these surgical facilities will expire between 2011 and 2017.

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

6. Related Party Transactions
In addition to related party transactions discussed elsewhere in the notes to the accompanying consolidated financial statements, the consolidated financial statements include the following related party transactions.  On August 23, 2007, the Company entered into a ten-year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, as of September 30, 2011, had an asset of $893,000 that is included in prepaid expenses and other current assets.

Concurrent with the Offering, the Company exchanged with affiliates of Crestview, affilates of The Northwestern Mutual Insurance Company and certain other holders of the Company's outstanding Toggle Notes, Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest of $3.1 million, for $88.5 million initial aggregate principal amount of the Company's PIK Exchangeable Notes. Effective September 9, 2011, the Company cancelled $9.0 million aggregate principal amount of its Senior Secured Notes held by affiliates of The Northwestern Mutual Insurance Company, plus accrued and unpaid interest, in exchange for the Company's issuance to such parties of $9.2 million aggregate principal amount of its PIK Exchangeable Notes. As a result of that exchange, the Company currently has $97.7 million aggregate principal amount of PIK Exchangeable Notes outstanding. As of September 30, 2011, the Company has accrued $2.1 million in interest on the PIK Exchangeable Notes in other accrued expenses. See Note 4 for further discussion of the PIK Exchangeable Notes.

As of September 30, 2011 and December 31, 2010, the Company had $633,000 and $575,000, respectively, payable to physicians at one of the Company's physician networks as a result of cash receipts in excess of expenditures for the related facilities. These amounts are included in other accrued expenses.

7. Financial Information for the Company and Its Subsidiaries

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

SYMBION, INC.
CONSOLIDATING BALANCE SHEET
September 30, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,615	$22,379	$38,853	$—	$75,847
Accounts receivable, net	—	435	59,647	—	60,082
Inventories	—	359	12,819	—	13,178
Prepaid expenses and other current assets	1,544	12	11,415	—	12,971
Due from related parties	2,319	45,326	—	(47,645)	—
Current assets of discontinued operations	—	—	166	—	166
Total current assets	18,478	68,511	122,900	(47,645)	162,244
Property and equipment, net	632	2,111	130,081	—	132,824
Goodwill and intangible assets	653,576	—	—	—	653,576
Investments in and advances to affiliates	84,259	14,892	—	(81,038)	18,113
Other assets	13,312	—	2,166	—	15,478
Long-term assets of discontinued operations	—	—	—	—	—
Total assets	$770,257	$85,514	$255,147	$(128,683)	$982,235

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$155	$119	$11,994	$—	$12,268
Accrued payroll and benefits	415	194	9,891	—	10,500
Due to related parties	—	—	47,645	(47,645)	—
Other accrued expenses	18,081	320	12,169	—	30,570
Current maturities of long-term debt	62	60	9,189	—	9,311
Current liabilities of discontinued operations	—	—	62	—	62
Total current liabilities	18,713	693	90,950	(47,645)	62,711
Long-term debt, less current maturities	528,379	71	16,877	—	545,327
Deferred income tax payable	56,452	—	—	—	56,452
Other liabilities	(98)	491	71,381	—	71,774
Long-term liabilities of discontinued operations	—	—	—	—	—
Noncontrolling interests - redeemable	—	—	35,273	—	35,273
Total Symbion, Inc. stockholders' equity	166,811	84,259	(3,221)	(81,038)	166,811
Noncontrolling interests - non-redeemable	—	—	43,887	—	43,887
Total equity	166,811	84,259	40,666	(81,038)	210,698
Total liabilities and stockholders' equity	$770,257	$85,514	$255,147	$(128,683)	$982,235

SYMBION, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands)

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

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$8,451	$2,430	$103,569	$(3,725)	$110,725
Operating expenses:
Salaries and benefits	—	1,149	30,311	—	31,460
Supplies	—	245	25,305	—	25,550
Professional and medical fees	—	229	8,509	—	8,738
Rent and lease expense	—	182	6,096	—	6,278
Other operating expenses	—	100	8,361	—	8,461
Cost of revenues	—	1,905	78,582	—	80,487
General and administrative expense	5,400	—	—	—	5,400
Depreciation and amortization	167	66	4,921	—	5,154
Provision for doubtful accounts	—	34	2,640	—	2,674
Income on equity investments	—	(515)	—	—	(515)
Gains and losses on disposal of long-lived assets and debt extinguishment, net	136	—	—	—	136
Management fees	—	—	3,725	(3,725)	—
Equity in earnings of affiliates	(5,684)	(4,744)	—	10,428	—
Total operating expenses	19	(3,254)	89,868	6,703	93,336
Operating income	8,432	5,684	13,701	(10,428)	17,389
Interest expense, net	(12,952)	—	(1,385)	—	(14,337)
(Loss) income before taxes and discontinued operations	(4,520)	5,684	12,316	(10,428)	3,052
Provision for income taxes	1,849	—	73	—	1,922
(Loss) income from continuing operations	(6,369)	5,684	12,243	(10,428)	1,130
Loss from discontinued operations, net of taxes	—	—	(404)	—	(404)
Net (loss) income	(6,369)	5,684	11,839	(10,428)	726
Net income attributable to noncontrolling interests	—	—	(7,095)	—	(7,095)
Net (loss) income attributable to Symbion, Inc.	$(6,369)	$5,684	$4,744	$(10,428)	$(6,369)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$25,200	$4,788	$312,924	$(11,322)	$331,590
Operating expenses:
Salaries and benefits	—	2,264	90,759	—	93,023
Supplies	—	449	77,402	—	77,851
Professional and medical fees	—	460	25,496	—	25,956
Rent and lease expense	—	378	18,176	—	18,554
Other operating expenses	—	196	24,346	—	24,542
Cost of revenues	—	3,747	236,179	—	239,926
General and administrative expense	16,812	—	—	—	16,812
Depreciation and amortization	510	127	14,874	—	15,511
Provision for doubtful accounts	—	70	5,791	—	5,861
Income on equity investments	—	(1,171)	—	—	(1,171)
Gains and losses on disposal of long-lived assets and debt extinguishment, net	4,942	—	—	—	4,942
Management fees	—	—	11,322	(11,322)	—
Equity in earnings of affiliates	(24,056)	(22,041)	—	46,097	—
Total operating expenses	(1,792)	(19,268)	268,166	34,775	281,881
Operating income	26,992	24,056	44,758	(46,097)	49,709
Interest expense, net	(40,058)	—	335	—	(39,723)
(Loss) income before taxes and discontinued operations	(13,066)	24,056	45,093	(46,097)	9,986
Provision for income taxes	4,395	—	497	—	4,892
(Loss) income from continuing operations	(17,461)	24,056	44,596	(46,097)	5,094
Loss from discontinued operations, net of taxes	—	—	(492)	—	(492)
Net (loss) income	(17,461)	24,056	44,104	(46,097)	4,602
Net income attributable to noncontrolling interests	—	—	(22,063)	—	(22,063)
Net (loss) income attributable to Symbion, Inc.	$(17,461)	$24,056	$22,041	$(46,097)	$(17,461)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2010
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$8,760	$2,516	$97,498	$(3,953)	$104,821
Operating expenses:
Salaries and benefits	—	1,117	28,369	—	29,486
Supplies	—	242	23,767	—	24,009
Professional and medical fees	—	283	7,508	—	7,791
Rent and lease expense	—	186	5,889	—	6,075
Other operating expenses	—	120	7,812	—	7,932
Cost of revenues	—	1,948	73,345	—	75,293
General and administrative expense	5,521	—	—	—	5,521
Depreciation and amortization	168	84	4,756	—	5,008
Provision for doubtful accounts	—	47	1,978	—	2,025
Income on equity investments	—	(669)	—	—	(669)
Gains and losses on disposal of long-lived assets, net	(3,572)	—	—	—	(3,572)
Litigation settlements, net	—	—	—	—	—
Management fees	—	—	3,953	(3,953)	—
Equity in earnings of affiliates	(4,150)	(3,044)	—	7,194	—
Total operating expenses	(2,033)	(1,634)	84,032	3,241	83,606
Operating income	10,793	4,150	13,466	(7,194)	21,215
Interest expense, net	(8,808)	—	(3,860)	—	(12,668)
Income (loss) before taxes and discontinued operations	1,985	4,150	9,606	(7,194)	8,547
Provision for income taxes	1,702	—	59	—	1,761
Income (loss) from continuing operations	283	4,150	9,547	(7,194)	6,786
Loss from discontinued operations, net of taxes	—	—	(310)	—	(310)
Net income (loss)	283	4,150	9,237	(7,194)	6,476
Net income attributable to noncontrolling interests	—	—	(6,193)	—	(6,193)
Net income (loss) attributable to Symbion, Inc.	$283	$4,150	$3,044	$(7,194)	$283

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2010
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$26,032	$7,486	$269,851	$(11,540)	$291,829
Operating expenses:
Salaries and benefits	—	3,452	79,460	—	82,912
Supplies	—	608	64,645	—	65,253
Professional and medical fees	—	815	19,605	—	20,420
Rent and lease expense	—	569	17,797	—	18,366
Other operating expenses	—	318	21,845	—	22,163
Cost of revenues	—	5,762	203,352	—	209,114
General and administrative expense	16,690	—	—	—	16,690
Depreciation and amortization	513	227	13,264	—	14,004
Provision for doubtful accounts	—	139	5,086	—	5,225
Income on equity investments	—	(2,173)	—	—	(2,173)
Gain and losses on disposal of long-lived assets, net	(2,420)	—	—	—	(2,420)
Litigation settlements, net	(44)	—	—	—	(44)
Management fees	—	—	11,540	(11,540)	—
Equity in earnings of affiliates	(16,739)	(13,207)	—	29,946	—
Total operating expenses	(2,000)	(9,252)	233,242	18,406	240,396
Operating income	28,032	16,738	36,609	(29,946)	51,433
Interest expense, net	(30,545)	1	(5,066)	—	(35,610)
(Loss) income before taxes and discontinued operations	(2,513)	16,739	31,543	(29,946)	15,823
Provision for income taxes	3,910	—	70	—	3,980
(Loss) income from continuing operations	(6,423)	16,739	31,473	(29,946)	11,843
Loss from discontinued operations, net of taxes	—	—	(672)	—	(672)
Net (loss) income	(6,423)	16,739	30,801	(29,946)	11,171
Net income attributable to noncontrolling interests	—	—	(17,594)	—	(17,594)
Net (loss) income attributable to Symbion, Inc.	$(6,423)	$16,739	$13,207	$(29,946)	$(6,423)

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(17,461)	$24,056	$44,104	$(46,097)	$4,602
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	492	—	492
Depreciation and amortization	510	127	14,874	—	15,511
Amortization of deferred financing costs and debt issuance discount	1,902	—	—	—	1,902
Non-cash payment-in-kind interest option	17,797	—	—	—	17,797
Non-cash stock option compensation expense	1,002	—	—	—	1,002
Non-cash recognition of other comprehensive income into earnings	665	—	—	—	665
Non-cash losses on disposal of long-lived assets	191	—	—	—	191
Loss on debt extinguishment	4,751	—	—	—	4,751
Deferred income taxes	4,576	—	—	—	4,576
Equity in earnings of affiliates	(24,056)	(22,041)	—	46,097	—
Equity in earnings of affiliates, net of distributions received	—	342	—	—	342
Provision for doubtful accounts	—	70	5,791	—	5,861
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(2,889)	—	(2,889)
Other assets and liabilities	37,611	(7,875)	(24,478)	—	5,258
Net cash provided by (used in) operating activities - continuing operations	27,488	(5,321)	37,894	—	60,061
Net cash provided by (used in) operating activities	27,488	(5,321)	37,894	—	60,061
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(6,753)	—	—	—	(6,753)
Purchases of property and equipment, net	(64)	—	(5,887)	—	(5,951)
Payments from unit activity	—	—	—	—	—
Change in other assets	—	—	(213)	—	(213)
Net cash used in investing activities - continuing operations	(6,817)	—	(6,100)	—	(12,917)
Net cash used in investing activities	(6,817)	—	(6,100)	—	(12,917)
Cash flows from financing activities:
Principal payments on long-term debt	(348,702)	—	(5,299)	—	(354,001)
Proceeds from debt issuances	342,526	—	4,977	—	347,503
Distributions to noncontrolling interest partners	—	—	(25,107)	—	(25,107)
Payments for debt issuance costs	(11,929)	—	—	—	(11,929)
Proceeds from unit activity	(2,800)	—	—	—	(2,800)
Other financing activities	—	—	1,579	—	1,579
Net cash used in financing activities - continuing operations	(20,905)	—	(23,850)	—	(44,755)
Net cash used in financing activities	(20,905)	—	(23,850)	—	(44,755)
Net (decrease) increase in cash and cash equivalents	(234)	(5,321)	7,944	—	2,389
Cash and cash equivalents at beginning of period	14,849	27,700	30,909	—	73,458
Cash and cash equivalents at end of period	$14,615	$22,379	$38,853	$—	$75,847

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2010
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(6,423)	$16,739	$30,801	$(29,946)	$11,171
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	672	—	672
Depreciation and amortization	513	227	13,264	—	14,004
Amortization of deferred financing costs	1,501	—	—	—	1,501
Non-cash payment-in-kind interest option	19,264	—	—	—	19,264
Non-cash stock option compensation expense	1,002	—	—	—	1,002
Non-cash recognition of other comprehensive income into earnings	2,478	—	—	—	2,478
Non-cash losses on disposal of long-lived assets	(2,420)	—	—	—	(2,420)
Non-cash credit risk adjustment of financial instruments	189	—	—	—	189
Deferred income taxes	5,471	—	—	—	5,471
Equity in earnings of affiliates	(16,739)	(13,207)	—	29,946	—
Equity in earnings of affiliates, net of distributions received	—	(57)	—	—	(57)
Provision for doubtful accounts	—	139	5,086	—	5,225
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(4,871)	—	(4,871)
Other assets and liabilities	(57,226)	48,993	5,948	—	(2,285)
Net cash (used in) provided by operating activities - continuing operations	(52,390)	52,834	50,900	—	51,344
Net cash used in operating activities - discontinued operations	—	—	(98)	—	(98)
Net cash (used in) provided by operating activities	(52,390)	52,834	50,802	—	51,246
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(43,830)	—	—	(43,830)
Purchases of property and equipment, net	(139)	—	(5,141)	—	(5,280)
Payments from unit activity	(55)	—	—	—	(55)
Change in other assets	—	(375)	—	—	(375)
Net cash used in investing activities - continuing operations	(194)	(44,205)	(5,141)	—	(49,540)
Net cash used in investing activities - discontinued operations	—	—	(13)	—	(13)
Net cash used in investing activities	(194)	(44,205)	(5,154)	—	(49,553)
Cash flows from financing activities:
Principal payments on long-term debt	(6,025)	—	(9,681)	—	(15,706)
Proceeds from debt issuances	56,261	—	714	—	56,975
Distributions to noncontrolling interest partners	—	—	(17,914)	—	(17,914)
Proceeds from unit activity	2,140	—	—	—	2,140
Other financing activities	—	—	(1,673)	—	(1,673)
Net cash provided by (used in) financing activities - continuing operations	52,376	—	(28,554)	—	23,822
Net cash provided by financing activities - discontinued operations	—	—	76	—	76
Net cash provided by (used in) financing activities	52,376	—	(28,478)	—	23,898
Net (decrease) increase in cash and cash equivalents	(208)	8,629	17,170	—	25,591
Cash and cash equivalents at beginning of period	11,272	14,992	21,656	—	47,920
Cash and cash equivalents at end of period	$11,064	$23,621	$38,826	$—	$73,511

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

Executive Overview

We own and operate a national network of short stay surgical facilities in 28 states. Our surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology.  Some of our hospitals, which include surgical and acute care hospitals also offer additional services, such as diagnostic imaging, pharmacy, laboratory, obstetrics, physical therapy and wound care.
We own our surgical facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities we serve.  We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure.  We believe this approach aligns our interests with those of our partners.

As of November 10, 2011, we owned and operated 55 surgical facilities, including 49 ASCs and six surgical hospitals.  We also managed eight additional ASCs.  We owned a majority interest in 33 of the 55 surgical facilities and consolidated 49 facilities for financial reporting purposes.   In addition to our surgical facilities, we also manage one physician clinic in a market in which we operate an ASC.

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

On June 14, 2011, we issued $350.0 million aggregate principal amount of 8.00% senior secured notes due 2016 (the "Senior Secured Notes") at a price of 98.492% (the "Offering"). We used the net proceeds from the sale of the Senior Secured Notes, together with cash on our balance sheet, to repay in full, all outstanding borrowings under our $350.0 million existing senior secured credit facilities and to repurchase $70.8 million aggregate principal amount of our 11.00%/11.75% senior PIK toggle notes due 2015 (the "Toggle Notes"), at par plus accrued and unpaid interest, from certain holders of Toggle Notes. Simultaneous with the closing of the Offering, we entered into a new $50.0 million senior secured super-priority revolving credit facility (the "New Credit Facility") and issued $88.5 million aggregate principal amount of 8.00% senior PIK exchangeable notes due 2017 (the "PIK Exchangeable Notes") to affiliates of Crestview and certain other holders of Toggle Notes in exchange for $85.4 million aggregate principal amount of our existing Toggle Notes, at par plus accrued and unpaid interest. Effective September 9, 2011, we cancelled $9.0 million aggregate principal amount of our Senior Secured Notes held by certain holders of such notes, plus accrued and unpaid interest, in exchange for our issuance to such parties of an additional $9.2 million aggregate principal amount of our PIK Exchangeable Notes.

We continue to focus on improving the performance of our same store facilities and acquiring facilities on a selective basis that we believe have favorable growth potential. Effective August 1, 2011 we acquired a 56.0% ownership interest in an ambulatory surgery center and a 50.0% ownership interest and management rights in a 20-bed surgical hospital located in Great Falls, Montana. For periods subsequent to the acquisition, we consolidate the ambulatory surgery center for financial reporting purposes and account for the surgical hospital as an equity method for financial reporting purposes. In addition, we acquired the rights to manage a medical clinic in Great Falls, Montana consisting of 45 multi-specialty physicians who are partners in the surgical facilities acquired. The aggregate purchase price was $5.2 million plus the assumption of debt of approximately $289,000.

Effective January 7, 2011, we acquired an incremental ownership interest of 3.5% at our surgical facility located in Chesterfield, Missouri for a purchase price of $1.8 million. Additionally, on July 1, 2011, we acquired an additional incremental ownership interest of 2.0% in this facility for a purchase price of $1.0 million. Both transactions were financed with cash from operating activities. As of November 11, 2011, we owned a 55.5% ownership interest in this facility.

Effective September 30, 2011, we completed a scheduled disposal of a physician network which included a surgical facility we operated. We received aggregate proceeds of $481,000. We recorded a loss on the disposal of $251,000.

Effective October 1, 2011, we acquired an oncology practice, which is operated within our existing facility located in Idaho Falls, Idaho. The purchase price of the acquisition was $3.5 million, consisting of $2.7 million of cash from operations and approximately $800,000 in the form of equity ownership in our facility located in Idaho Falls, Idaho. Because we paid the cash consideration for this acquisition on September 30, 2011, the $2.7 million in cash paid for this acquisition is included as a deposit in the accompanying condensed consolidated balance sheet, classified as other assets at September 30, 2011.

Revenues

Our revenues consist of patient service revenues, physician service revenues and other service revenues. Our patient service revenues relate to fees charged for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes. Physician service revenues are revenues from our physician network consisting of reimbursed expenses, plus participation in the excess of revenues over expenses of the physician network, as provided for in our service agreements with our physician networks. Other service revenues consist of management and administrative service fees derived from the non-consolidated facilities that we account for under the equity method, management of surgical facilities in which we do not own an interest, and management services we provide to physician networks for which we are not required to provide capital or additional assets.

The following tables summarize our revenues by service type as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Patient service revenues	97%	97%	97%	97%
Physician service revenues	1	1	2	1
Other service revenues	2	2	1	2
Total	100%	100%	100%	100%

Payor Mix

The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Private insurance	66%	67%	67%	68%
Government	26	26	26	26
Self-pay	4	4	4	4
Other	4	3	3	2
Total	100%	100%	100%	100%

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

The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Ear, nose and throat	5.2%	5.2%	5.8%	5.6%
Gastrointestinal	29.6	29.3	29.5	29.4
General surgery	4.5	4.2	4.1	4.1
Obstetrics/gynecology	3.0	2.9	2.9	2.8
Ophthalmology	15.3	15.7	15.2	16.1
Orthopedic	17.0	17.2	17.2	17.1
Pain management	14.6	14.7	14.3	14.0
Plastic surgery	3.3	3.1	3.4	3.3
Other	7.5	7.7	7.6	7.6
Total	100%	100%	100%	100%

Case Growth

Same Store Information

We define same store facilities as those facilities that were operational throughout either the applicable three or nine months ended September 30, 2011 and 2010. The following same store facility table includes both consolidated surgical facilities from continuing operations whose results are reported in our consolidated revenue and non-consolidated surgical facilities whose results are not reported in our consolidated revenue, as we account for these surgical facilities using the equity method. This same store facilities table is presented to allow comparability to other companies in our industry for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cases	62,929	64,110	179,732	184,839
Case growth	(1.8)%	N/A	(2.8)%	N/A
Net patient service revenue per case	$1,870	$1,772	$1,500	$1,507
Net patient service revenue per case growth	5.5%	N/A	(0.5)%	N/A
Number of same store surgical facilities	53	N/A	51	N/A

The decrease in cases was primarily driven by the scheduled termination of an agreement with a health plan to utilize one of our same store facilities for a specified period of time, in addition to continuing weak economic conditions. Our same store results for the three months ended September 30, 2011 and 2010 include the results of our surgical hospital located in Idaho Falls, Idaho.

Consolidated Information

The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated. Accordingly, the table includes surgical facilities that we have acquired, developed or disposed of since January 1, 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cases	59,340	59,426	177,218	176,367
Case growth	(0.1)%	N/A	0.5%	N/A
Net patient service revenue per case	$1,813	$1,713	$1,822	$1,602
Net patient service revenue per case growth	5.8%	N/A	13.7%	N/A
Number of consolidated surgical facilities	50	N/A	50	—

Sources of Revenue and Recent Regulatory Developments

We are dependent upon private and government third-party sources of payment for the services we provide. The amounts that our surgical facilities, physician network and physician clinic receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid, and state and federal regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. The disclosure in this section is meant to supplement, and should be read in connection with, the disclosures set forth under the headings "Sources of Revenue" and "Governmental Regulation" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2010 and "Sources of Revenue and Recent Regulatory Developments" in Item 2 of our Quarterly Reports on Form 10-Q for the three months ended June 30, 2011 and March 31, 2011, respectively.

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

Medicare Reimbursement-Ambulatory Surgery Centers

Payments under the Medicare program to ASCs are made under a system whereby the Secretary of the Department of Health and Human Services determines payment amounts prospectively for various categories of medical services performed in ASCs. Beginning in 2008, the Centers for Medicare and Medicaid Services ("CMS") transitioned Medicare payments to ASCs to a system based upon the hospital outpatient prospective payment system ("OPPS"). On November 1, 2011, CMS issued a final rule to update the Medicare program's payment policies and rates for ASCs for calendar year ("CY") 2012. The final rule applies a 1.6% increase to the ASC payment rate. CMS has also adopted a quality reporting program for ASCs for the first time. Beginning October 1, 2012, ASCs will be required to report five quality measures in order to be eligible for the full market basket update for the CY 2014 payment determination.

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

On November 1, 2011, CMS issued the final OPPS rates for CY 2012. Under the final rule, the market basket update for CY 2012 for hospitals under the OPPS is a 1.9 % increase. Hospitals that submit quality data in accordance with the Hospital Outpatient Quality Data Reporting Program will receive the full 1.9% market basket update, while those that do not submit quality data will not receive the 1.5% market basket update and instead will be subject to a 0.1% decrease in reimbursement. As part of the final rule, CMS has decided to add three quality measures to the current list of 23 measures to be reported by hospital outpatient departments, bringing to 26 the total number of measures that are to be reported for purposes of the CY 2014 payment determination.

Accountable Care Organizations

On October 20, 2011, CMS issued a final rule relating to Accountable Care Organizations (“ACOs”). The regulations, promulgated pursuant to the Affordable Care Act, are intended to allow providers including hospitals, physicians, and other designated professionals and suppliers, to coordinate care for Medicare beneficiaries through ACOs. This shared savings program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve certain savings benchmarks and quality performance standards will be eligible to share in a portion of the amounts saved by the Medicare program. The final rule outlines certain key characteristics of an ACO, including the scope and length of an ACO's contract with CMS, the required governance of an ACO, the assignment of Medicare beneficiaries to an ACO, the payment models under which an ACO can share in cost savings, and the quality and other reporting requirements expected of an ACO. Under these regulations, patient and provider participation in ACOs will be voluntary. An interim final rule was also issued with respect to waivers of certain federal laws, including the Stark (physician self-referral) law, the anti-kickback statute, and certain provisions of the civil monetary penalty laws with respect to financial relationships for organizations operating as ACOs. Under these rules, we would be required to meet certain requirements in order to be eligible for such waivers. Providers may enroll in the ACO program on a rolling basis, with the first round of applications due in early 2012. An ACO may choose to have its initial participation agreement period begin on either April 1, 2012 or July 1, 2012. We do not yet know whether we will participate in ACOs and what the impact of participating or not participating in ACOs will be on our financial condition and results of operations.

Recovery Audit Contractors

Recovery Audit Contractors (“RACs”) are private companies contracting with CMS to identify overpayments and underpayments for services reimbursed by Medicare through post-payment reviews of Medicare providers and suppliers. The Affordable Care Act expanded the RAC program's scope to include Medicaid by requiring all states to establish programs to contract with RACs to audit payments to Medicaid providers. CMS had delayed implementation of this requirement for several months. However, on September 16, 2011, CMS published a final rule, requiring states to implement Medicaid RAC programs by January 1, 2012. We cannot quantify the financial impact of potential RAC Medicaid audits, but could incur expenses associated with responding to and challenging any audit, as well as costs of repayment of alleged overpayments.

Operating Margins

Our operating income margin for the three months ended September 30, 2011 decreased to 15.7% from 20.2% for the three months ended September 30, 2010. Included in our results for the 2010 period is a gain of $3.2 million resulting from our acquisition of an incremental, controlling ownership interest at our Chesterfield, Missouri facility. Excluding non-cash losses on disposals of $(136,000) for 2011 and gains of $403,000 for 2010, and the business combination remeasurement gains of $3.2 million recorded in 2010, our operating income margin decreased to 15.8% in 2011 from 16.8% in 2010. The decrease was attributable to a decrease in case volume primarily driven by volume weakness during the quarter, specifically in the month of July which was experienced across our system and throughout the industry. Our industry comparable same store case decline of 1.8% is representative of the volume weakness experienced during the quarter. Additionally, our case volume was impacted by a scheduled termination of an agreement with a health plan to utilize one of our facilities for a specified period of time. We are in the process of restructuring this facility. Our operating income margins are sensitive to volume changes due to certain fixed costs such as facility rent expense and minimum staffing requirements.

Acquisitions and Developments

Effective August 1, 2011 we acquired a 56.0% ownership interest in an ambulatory surgery center and a 50.0% ownership interest and management rights in a 20-bed surgical hospital located in Great Falls, Montana. For periods subsequent to the acquisition, we consolidate the ambulatory surgery center for financial reporting purposes and account for the surgical hospital as an equity method for financial reporting purposes. In addition, we acquired the rights to manage a medical clinic in Great Falls, Montana consisting of 45 multi-specialty physicians who are partners in the surgical facilities acquired. The aggregate purchase price was $5.2 million plus the assumption of debt of approximately $289,000.

Effective July 1, 2011, we acquired an incremental ownership interest of 2.0% at our surgical facility located in Chesterfield, Missouri, for a purchase price of $1.0 million, financed with cash from operations. Subsequent to the acquisition, we owned 55.5% of this facility. We consolidate this surgical facility for financial reporting purposes.

Discontinued Operations and Divestitures
We disposed of four surgical facilities during 2010 which are classified as discontinued operations in the periods presented. In connection with one of our disposed facilities, we recorded an accrual of $1.7 million for future contractual obligations under a facility operating lease. As of September 30, 2011, the lease liability was $1.1 million. There were no future contractual obligations in connection with the divestiture of the other three facilities. The assets, liabilities, revenues, expenses and cash flows of the four facilities have been classified as discontinued operations for all periods presented.
Revenues, loss on operations before taxes, income tax provision, loss on sale, net of taxes and loss from discontinued operations, net of taxes, for the following periods indicated, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$—	$2,286	$—	$7,783
Loss on operations, before taxes	$—	$(308)	$—	$(658)
Income tax provision	$—	$(2)	$—	$(3)
Loss on sale, net of taxes	$(404)	$—	$(492)	$(11)
Loss from discontinued operations, net of taxes	$(404)	$(310)	$(492)	$(672)

Results of Operations

The following table summarizes certain statements of operations items for each of the three and nine months ended September 30, 2011 and 2010. The table also shows the percentage relationship to revenues for the periods indicated:

	Three Months Ended September 30,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$110,725	100%	$104,821	100%
Cost of revenues	80,487	72.7	75,293	71.8
General and administrative expense	5,400	4.9	5,521	5.3
Depreciation and amortization	5,154	4.7	5,008	4.8
Provision for doubtful accounts	2,674	2.4	2,025	1.9
Income on equity investments	(515)	(0.5)	(669)	(0.6)
Gains and losses on disposal of long-lived assets, net	136	0.1	(403)	(0.4)
Business combination remeasurement gains	—	—	(3,169)	(3.0)
Loss on debt extinguishment	—	—	—	—
Total operating expenses	93,336	84.3	83,606	79.8
Operating income	17,389	15.7	21,215	20.2
Interest expense, net	(14,337)	(12.9)	(12,668)	(12.0)
Income before income taxes and discontinued operations	3,052	2.8	8,547	8.2
Provision for income taxes	1,922	1.7	1,761	1.7
Income from continuing operations	1,130	1.1	6,786	6.5
Loss on discontinued operations, net of taxes	(404)	(0.4)	(310)	(0.3)
Net income	726	0.7	6,476	6.2
Less: Net income attributable to noncontrolling interests	(7,095)	(6.5)	(6,193)	(5.9)
Net (loss) income attributable to Symbion, Inc.	$(6,369)	(5.8)%	$283	0.3%

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$331,590	100%	$291,829	100%
Cost of revenues	239,926	72.4	209,114	71.7
General and administrative expense	16,812	5.1	16,690	5.7
Depreciation and amortization	15,511	4.7	14,004	4.8
Provision for doubtful accounts	5,861	1.8	5,225	1.8
Income on equity investments	(1,171)	(0.4)	(2,173)	(0.7)
Gains and losses on disposal of long-lived assets, net	191	—	749	0.2
Business combination remeasurement gains	—	—	(3,169)	(1.1)
Litigation settlements, net	—	—	(44)	—
Loss on debt extinguishment	4,751	1.4	—	—
Total operating expenses	281,881	85.0	240,396	82.4
Operating income	49,709	15.0	51,433	17.6
Interest expense, net	(39,723)	(12.0)	(35,610)	(12.2)
Income before income taxes and discontinued operations	9,986	3.0	15,823	5.4
Provision for income taxes	4,892	1.5	3,980	1.4
Income from continuing operations	5,094	1.5	11,843	4.0
Loss on discontinued operations, net of taxes	(492)	(0.1)	(672)	(0.2)
Net income	4,602	1.4	11,171	3.8
Less: Net income attributable to noncontrolling interests	(22,063)	(6.7)	(17,594)	(6.0)
Net loss attributable to Symbion, Inc.	$(17,461)	(5.3)%	$(6,423)	(2.2)%

Three Months Ended September 30, 2011 Compared To Three Months Ended September 30, 2010

Overview. During the three months ended September 30, 2011, our revenues increased 5.6% to $110.7 million from $104.8 million for the three months ended September 30, 2010. We incurred a net loss attributable to Symbion, Inc. for the 2011 period of $(6.4) million compared to net income of $283,000 for the 2010 period. Our financial results for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 reflect the addition of one surgical facility which we consolidate for financial reporting purposes and one surgical facility which we account for using the equity method.

Revenues. Revenues for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 were as follows (in thousands):

	2011	2010	Dollar Variance	Percent Variance
Patient service revenues	$107,573	$101,781	$5,792	5.7%
Physician service revenues	1,553	1,489	64	4.3
Other service revenues	1,599	1,551	48	3.1
Total revenues	$110,725	$104,821	$5,904	5.6%

Patient service revenues increased 5.7% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This increase is attributable to surgical facilities and additional incremental, controlling ownership acquired since July 1, 2010. In addition, this increase is attributable to growth at our surgical hospitals, including an increase in net patient revenue per case of 5.8% due to an increase in higher acuity cases performed at these facilities. The increase in net patient revenue per case was offset by a 0.1% decrease in case volume primarily driven by volume weakness during the quarter, specifically in the month of July which was experienced across our system and throughout the industry. Our industry comparable same store case decline of 1.8% is representative of the volume weakness experienced during the quarter. Additionally, our case volume was impacted by a scheduled termination of an agreement with a health plan to utilize one of our facilities for a specified period of time. We are in the process of restructuring this facility.
Cost of Revenues. Cost of revenues for the three months ended September 30, 2011 was $80.5 million compared to $75.3 million for the three months ended September 30, 2010. This increase is attributable to surgical facilities and additional incremental, controlling ownership acquired since July 1, 2010. In addition, this increase is attributable to growth at our surgical hospitals. As a percentage of total revenues, cost of revenues increased to 72.7% for the 2011 period compared to 71.8% for the 2010 period. This increase in cost of revenues as a percentage of total revenues was primarily driven by volume weakness during the quarter. Our cost of revenues are sensitive to volume changes due to certain fixed costs such as facility rent expense and minimum staffing requirements.

General and Administrative Expense. General and administrative expense decreased to $5.4 million for the three months ended September 30, 2011 compared to $5.5 million for the three months ended September 30, 2010. As a percentage of revenues, general and administrative expense decreased to 4.9% for the 2011 period compared to 5.3% for the 2010 period. This decrease is primarily attributable to our leveraging of corporate overhead costs while continuing to increase revenue through recent acquisitions.

Depreciation and Amortization. Depreciation and amortization expense increased to $5.2 million for the three months ended September 30, 2011 compared to $5.0 million for the three months ended September 30, 2010. As a percentage of revenues, depreciation and amortization expense decreased to 4.7% for the 2011 period compared to 4.8% for the 2010 period.

Provision for Doubtful Accounts. The provision for doubtful accounts increased to $2.7 million for the three months ended September 30, 2011 compared to $2.0 million for the three months ended September 30, 2010. As a percentage of revenues, the provision for doubtful accounts increased to 2.4% for the 2011 period from 1.9% for the 2010 period. The increase related to specific accounts reserved according to our policy for recording bad debt allowances during the quarter, most of which we anticipate collecting in the fourth quarter.

Operating Income. Our operating income decreased to $17.4 million for the three months ended September 30, 2011 compared to $21.2 million, or $18.0 million excluding the business combination remeasurement gains of $3.2 million, for the three months ended September 30, 2010. This decrease is primarily attributable to our decrease in case volume during the 2011 period. Our operating income is sensitive to volume changes due to certain fixed costs such as facility rent expense and minimum staffing requirements. During the 2011 period, we experienced an increase in net patient revenue per case due to an increase in higher acuity cases performed at our surgical hospitals.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $14.3 million for the three months ended September 30, 2011 compared to $12.7 million for the three months ended September 30, 2010. This increase is primarily attributable to the increase in long-term debt due to our PIK elections and a higher interest rate on our Senior Secured Notes compared to our previous variable rate Senior Secured Credit Facility.

Provision for Income Taxes.  The provision for income taxes increased to $1.9 million for the three months ended September 30, 2011 compared to $1.8 million for the three months ended September 30, 2010. Tax expense in both periods is primarily due to the recording of non-cash deferred income tax expense related to our joint venture investments.

Income Attributable to Noncontrolling Interests. Income attributable to noncontrolling interests increased to $7.1 million for the three months ended September 30, 2011compared to $6.2 million for the three months ended September 30, 2010. As a percentage of revenues, income attributable to noncontrolling interests increased to 6.5% for the 2011 period compared to 5.9% for the 2010 period. This increase is attributable to a decrease in ownership at certain same store facilities.

Nine Months Ended September 30, 2011 Compared To Nine Months Ended September 30, 2010

Overview. During the nine months ended September 30, 2011, our revenues increased 13.6% to $331.6 million from $291.8 million for the nine months ended September 30, 2010. We incurred a net loss attributable to Symbion, Inc. for the 2011 period of $(17.5) million, or $(12.7) million excluding our loss on debt extinguishment, compared to a net loss of $(6.4) million, or $(9.6) million excluding our business combination remeasurement gains, for the 2010 period.

Our financial results for the 2011 period compared to the 2010 period reflect the addition of two surgical facilities that we consolidate for financial reporting purposes, one surgical facility which we account for using the equity method and a controlling interest in a surgical facility which was previously recorded as an equity method investment. We began consolidating this facility during the third quarter of 2010.

Revenues. Revenues for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 were as follows (in thousands):

	Nine Months Ended September 30,		Dollar Variance	Percent Variance
	2011	2010
Patient service revenues	$323,246	$282,733	$40,513	14.3%
Physician service revenues	4,483	4,346	137	3.2
Other service revenues	3,861	4,750	(889)	(18.7)
Total	$331,590	$291,829	$39,761	13.6%

Patient service revenues increased 14.3% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This increase is attributable to surgical facilities and additional incremental, controlling ownership acquired since January 1, 2010. In addition, this increase is attributable to growth at our surgical hospitals, including an increase in net patient revenue per case due to an increase in higher acuity cases performed at these facilities. Also, during the quarter we experienced an increase in case volume of 0.5%. This increase is also attributable to surgical facilities and additional incremental, controlling ownership acquired since

January 1, 2010. However, we have experienced volume weakness across our system and throughout the industry during the nine month period as represented by our industry comparable same store case decline of 2.8%. Additionally, our case volume was impacted by a scheduled termination of an agreement with a health plan to utilize one of our facilities for a specified period of time. We are in the process of restructuring this facility.
Cost of Revenues. Cost of revenues for the nine months ended September 30, 2011 was $240.0 million compared to $209.1 million for the nine months ended September 30, 2010. This increase is attributable to surgical facilities and additional incremental, controlling ownership acquired since January 1, 2010. In addition, this increase is attributable to growth at our surgical hospitals. As a percentage of total revenues, cost of revenues increased to 72.4% for the 2011 period compared to 71.7% for the 2010 period. This increase in cost of revenues as a percentage of total revenues was primarily driven by volume weakness during the nine month period. Our cost of revenues are sensitive to volume changes due to certain fixed costs such as facility rent expense and minimum staffing requirements.

General and Administrative Expense. General and administrative expense increased to $16.8 million for the nine months ended September 30, 2011 compared to $16.7 million for the nine months ended September 30, 2010. As a percentage of revenues, general and administrative expense decreased to 5.1% for the 2011 period compared to 5.7% for the 2010 period. This decrease is primarily attributable to our leveraging of corporate overhead costs while continuing to increase revenue through recent acquisitions.
Depreciation and Amortization. Depreciation and amortization expense increased to $15.5 million for the nine months ended September 30, 2011 compared to $14.0 million for the nine months ended September 30, 2010. This increase is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2010. As a percentage of revenues, depreciation and amortization expense decreased to 4.7% for the 2011 period compared to 4.8% for the 2010 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $5.9 million for the nine months ended September 30, 2011 compared to $5.2 million for the nine months ended September 30, 2010. As a percentage of revenues, the provision for doubtful accounts was 1.8% for both the 2011 and 2010 periods.

Loss on Debt Extinguishment. As a result of our debt restructuring during the second quarter of 2011, we incurred a loss on debt extinguishment of $4.8 million. This charge is comprised primarily of capitalized debt issuance costs written off in connection with our termination of debt instruments as part of the restructuring.

Operating Income. Our operating income decreased to $49.7 million, or $54.5 million excluding our loss on debt extinguishment of $4.8 million, for the nine months ended September 30, 2011 compared to $51.4 million, or $48.3 million excluding our business combination remeasurement gains of $3.2 million for the nine months ended September 30, 2010. This increase is primarily attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2010.
Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $39.7 million for the nine months ended September 30, 2011 compared to $35.6 million for the nine months ended September 30, 2010. The increase is primarily attributable to the increase in long-term debt due to our PIK elections and a higher interest rate on our senior secured notes compared to our previous variable rate senior secured credit facility.

Provision for Income Taxes.  The provision for income taxes was $4.9 million for the nine months ended September 30, 2011 and $4.0 million for the nine months ended September 30, 2010.  Tax expense in both periods is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments.
Income Attributable to Noncontrolling Interests. Income attributable to noncontrolling interests increased to $22.1 million for the nine months ended September 30, 2011 compared to $17.6 million for the nine months ended September 30, 2010. As a percentage of revenues, income attributable to noncontrolling interests increased to 6.7% for the 2011 period compared to 6.0% for the 2010 period. This increase is primarily attributable to an increase in operating income at one of our surgical hospitals which we do not hold a majority ownership but consolidate for financial reporting purposes.

Liquidity and Capital Resources

Operating Activities

During the nine months ended September 30, 2011, our operating cash flow from continuing operations increased 17.2% to $60.1 million compared to $51.3 million for the nine months ended September 30, 2010. This increase is primarily attributable to surgical facilities and incremental, controlling interests acquired since January 1, 2010 and changes in working capital.

At September 30, 2011, we had working capital of $99.5 million compared to $77.3 million at December 31, 2010. This increase is primarily related to the restructuring of our long-term debt which extended the maturity dates of our debt, resulting in a reduction in the current maturities of long-term debt at September 30, 2011.

Investing Activities

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2011 was $12.9 million which included $6.8 million of payments for acquisitions, net of cash acquired. Our acquisition activity was funded with cash from continuing operations. Additionally, the 2011 period included $6.0 million related to purchases of property and equipment which was funded with cash from continuing operations.

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2010 was $49.5 million, which included $43.8 million of payments for acquisitions, net of cash acquired. Our acquisition activity was funded with cash borrowings under our Revolving Facility (as defined below). Additionally, the 2010 period included $5.3 million related to purchases of property and equipment which was funded primarily with cash from continuing operations.
Financing Activities

Net cash used in financing activities from continuing operations during the nine months ended September 30, 2011 was $44.8 million. Additionally, the following table summarizes our financing activities related to the issuance of our Senior Secured Notes and simultaneous extinguishment of debts during the nine months ended September 30, 2011 (in thousands)

Cash provided by (used in) debt issuance and extinguishment
Issuance of Senior Secured Notes (net of debt issuance discount of $5,278)	$344,722
Debt extinguishment, plus accrued and unpaid interest:
Senior Secured Credit Facility	(273,121)
Toggle Notes	(73,330)
Payment of debt issuance costs	(10,130)
Net cash used in debt issuance and extinguishment	$(11,859)

During the 2011 period, we made distributions to noncontrolling interest partners of $25.1 million.

Net cash provided by financing activities from continuing operations during the nine months ended September 30, 2010 was $23.8 million, which included borrowings under our Revolving Facility (as defined below) of $56.0 million to fund acquisitions. Additionally, during the nine months ended September 30, 2010, we distributed $17.9 million in cash to noncontrolling interest partners. We also made scheduled principal payments on our senior secured credit facility totaling $5.6 million.
Long-Term Debt

The Company's long-term debt is summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Senior Secured Credit Facility	$—	$277,500
New Credit Facility	—	—
Senior Secured Notes, net of debt issuance discount of $5,019	335,981	—
Toggle Notes	94,724	232,000
PIK Exchangeable Notes	97,660	—
Notes payable to banks	15,179	14,786
Secured term loans	6,195	7,236
Capital lease obligations	4,899	5,090
	554,638	536,612
Less current maturities	(9,311)	(29,195)
Total	$545,327	$507,417

The proceeds of the Offering on June 14, 2011 were used to retire our existing Senior Secured Credit Facility (as defined below) and a portion of our existing Toggle Notes. In connection with this Offering, we entered into a new super-priority revolving credit facility and exchanged outstanding Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of our PIK Exchangeable Notes. These transactions are described in detail below. Also, as a result of the debt restructuring, we recorded a loss on debt extinguishment of $4.8 million. This charge is comprised primarily of capitalized debt issuance costs written off in connection with our termination of debt instruments as part of the restructuring.

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

Senior Secured Notes

On June 14, 2011, we completed a private offering of $350.0 million aggregate principal amount of our Senior Secured Notes. The Senior Secured Notes were issued at a 1.51% discount, yielding proceeds of approximately $344.7 million. Interest on the Senior Secured Notes is due June 15 and December 15 of each year and will accrue at the rate of 8.00% per annum. The first interest payment on the Senior Secured Notes is due December 15, 2011. The Senior Secured Notes will mature on June 15, 2016.

The proceeds from the issuance of the Senior Secured Notes were used to retire our Senior Secured Credit Facility and to repurchase an aggregate principal amount of $70.8 million of our Toggle Notes at par plus accrued and unpaid interest, for $73.3 million.

Effective September 9, 2011, we cancelled $9.0 million aggregate principal amount of our Senior Secured Notes held by certain holders, plus accrued and unpaid interest, in exchange for our issuance to such parties of $9.2 million aggregate principal amount of our PIK Exchangeable Notes. As a result of that exchange, we currently have $341.0 million aggregate principal amount of Senior Secured Notes outstanding.

In connection with the closing of the sale of the Senior Secured Notes, we and certain of our affiliates entered into a Registration Rights Agreement, whereby we agreed, under certain circumstances, to register senior secured notes with substantially identical terms to the Senior Secured Notes (the "Registered Senior Secured Notes") and commence an exchange offer to allow holders of the Senior Secured Notes to exchange their Senior Secured Notes for Registered Senior Secured Notes. We filed a Registration Statement to register the Registered Senior Secured Notes on October 11, 2011, which registration statement was declared effective on October 27, 2011. Our offer to exchange the Senior Secured Notes for Registered Senior Secured Notes commenced on October 27, 2011 and will expire on November 30, 2011, unless extended.

Toggle Notes
On June 3, 2008, we completed a private offering of $179.9 million aggregate principal amount of our Toggle Notes.  Interest on the Toggle Notes is due February 23 and August 23 of each year.  The Toggle Notes will mature on August 23, 2015.  For any interest period through August 23, 2011, we were able to elect to pay interest on the Toggle Notes (i) in cash, (ii) in kind, by increasing the principal amount of the notes or issuing new notes (referred to as “PIK interest”) for the entire amount of the interest payment or (iii) by paying interest on 50% of the principal amount of the Toggle Notes in cash and 50% in PIK interest.  Cash interest on the Toggle Notes accrues at the rate of 11.0% per annum.  PIK interest on the Toggle Notes accrues at the rate of 11.75% per annum.  We elect to pay cash interest or to exercise the PIK option in advance of the interest period.
Since August 23, 2008, we have elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes has increased by $71.0 million from the issuance of the Toggle Notes to September 30, 2011. On August 23, 2011, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 24, 2011 to February 23, 2012. The Company has accrued $1.1 million in interest on the Toggle Notes in other accrued expenses as of September 30, 2011.

In connection with the Offering, we repurchased $70.8 million aggregate principal amount of the Toggle Notes, at par plus accrued and unpaid interest of $2.6 million and exchanged $85.4 million aggregate principal amount of Toggle Notes, at par plus accrued interest of $3.1 million, for $88.5 million aggregate principal amount of PIK Exchangeable Notes.
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates.

PIK Exchangeable Notes

Simultaneous with the closing of the Offering, we exchanged Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of our PIK Exchangeable Notes. Effective September 9, 2011, we cancelled $9.0 million aggregate principal amount of our senior secured notes held by affiliates of The Northwestern Mutual Life Insurance Company, plus accrued and unpaid interest, in exchange for our issuance to such parties of $9.2 million aggregate principal amount of our PIK exchangeable notes. As a result of that exchange, we currently have $341.0 million aggregate principal amount of senior secured notes outstanding.

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

Former Senior Secured Credit Facility

On August 23, 2007, we entered into a $350.0 million senior secured credit facility with a syndicate of banks (the "Senior Secured Credit Facility"). The Senior Secured Credit Facility extended credit in the form of two term loans of $125.0 million each (the first, the “Tranche A Term Loan” and the second, the “Tranche B Term Loan”) and a $100.0 million revolving, swingline and letter of credit facility (the “Revolving Facility”). The swingline facility was limited to $10.0 million and the swingline loans are available on a same-day basis. The letter of credit facility was limited to $10.0 million.

As of June 14, 2011, the Tranche A Term Loan had a principal balance of $101.4 million and accrued interest of $214,000. The Tranche B Term Loan had a principal balance of $115.1 million and accrued interest of $243,000. As of June 1, 2011, the interest rate on the borrowings under the Senior Secured Credit Facility was 5.5%.  The $100.0 million Revolving Facility included a non-use fee of 0.5% of the portion of the facility not used.  We paid this fee quarterly.  As of June 14, 2011, the amount outstanding under the Revolving Facility was $56.0 million with accrued interest and non-used fee of $164,000. Concurrent with the Offering, we used proceeds from the Offering to retire the Senior Secured Credit Facility.
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

Capital Lease Obligations

We are liable to various vendors for several equipment leases.  The outstanding balance related to these capital leases at September 30, 2011 and December 31, 2010 was $4.9 million and $5.1 million, respectively.
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

EBITDA increased to $49.1 million for the nine months ended September 30, 2011 from $46.4 million for the nine months ended September 30, 2010. This increase is attributable to surgical facilities and additional incremental, controlling ownership acquired since January 1, 2010. In addition, this increase is attributable to growth at our surgical hospitals. EBITDA decreased to $16.0 million for the three months ended September 30, 2011 from $16.8 million for the three months ended September 30, 2010. This decrease is primarily attributable to volume weakness experienced during the quarter, specifically in the month of July which was experienced across our system and throughout the industry.
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
The following table reconciles EBITDA to net cash provided by operating activities - continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
EBITDA	$15,918	$16,811	$49,101	$46,424
Depreciation and amortization	(5,154)	(5,008)	(15,511)	(14,004)
Non-cash (losses) gains	(136)	3,572	(4,942)	2,420
Non-cash stock option compensation expense	(334)	(353)	(1,002)	(1,002)
Interest expense, net	(14,337)	(12,668)	(39,723)	(35,610)
Provision for income taxes	(1,922)	(1,761)	(4,892)	(3,980)
Net income attributable to noncontrolling interests	7,095	6,193	22,063	17,594
Loss (income) on discontinued operations, net of taxes	(404)	(310)	(492)	(672)
Net (loss) income	726	6,476	4,602	11,171
Loss from discontinued operations	404	310	492	672
Depreciation and amortization	5,154	5,008	15,511	14,004
Amortization of deferred financing costs	1,041	501	1,902	1,501
Non-cash payment-in-kind interest option	4,431	6,597	17,797	19,264
Non-cash stock option compensation expense	334	353	1,002	1,002
Non-cash recognition of other comprehensive income into earnings	—	1,510	665	2,478
Non-cash credit risk adjustment of financial instruments	—	—	—	189
Accelerated amortization of loan costs	—	—	4,751	—
Non-cash losses (gains)	136	(3,572)	191	(2,420)
Deferred income taxes	1,852	1,138	4,576	5,471
Equity in earnings of unconsolidated affiliates, net of distributions received	(59)	272	342	(57)
Provision for doubtful accounts	2,674	2,025	5,861	5,225
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(728)	(370)	(2,889)	(4,871)
Other assets and liabilities	5,714	(2,796)	5,258	(2,285)
Net cash provided by operating activities - continuing operations	$21,679	$17,452	$60,061	$51,344
Other Data:
Number of surgical facilities included in continuing operations, as of the end of period(1)	55	54	55	54

(1)	Includes surgical facilities that we manage but in which we have no ownership.

          We use Consolidated Adjusted EBITDA as a measure of liquidity.  We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures.  We also use Consolidated Adjusted EBITDA to determine compliance with some of the covenants under our new credit facility, as well as to determine the interest rate and commitment fee payable under our New Credit Facility.

          Consolidated Adjusted EBITDA and EBITDA are not measurements of financial performance or liquidity under GAAP.  They should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.  The items excluded from Consolidated Adjusted EBITDA and EBITDA are significant components in understanding and evaluating financial performance and liquidity.  Our calculation of Consolidated Adjusted EBITDA and EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table reconciles Consolidated Adjusted EBITDA to EBITDA and EBITDA to net cash provided by operating activities—continuing operations:

Twelve Months Ended September 30, 2011
(dollars in thousands except for operating data)
Consolidated Adjusted EBITDA (1)	$75,541
Cash payment on Idaho Falls lease (2)	5,265
Intercompany notes adjustment (3)	(9,000)
Pro forma acquisition and other non-cash adjustments (4)	(3,961)
EBITDA	67,845
Depreciation and amortization	(20,406)
Non-cash (losses) gains, net of noncontrolling interests	(4,278)
Non-cash stock option compensation expense	(1,336)
Interest expense, net	(52,150)
Provision for income taxes	(8,698)
Net income attributable to noncontrolling interests	31,374
Loss from discontinued operations, net of taxes	(755)
Net income (loss)	11,596
Loss (income) from discontinued operations	755
Depreciation and amortization	20,280
Amortization of deferred financing costs and debt issuance discount	2,405
Non-cash payment-in-kind interest option	24,612
Non-cash recognition of other comprehensive loss into earnings	919
Non-cash stock option compensation expense	1,336
Non-cash losses (gains)	(1,469)
Loss on debt extinguishment	4,751
Deferred income taxes	10,084
Equity in earnings of unconsolidated affiliates, net of distributions received	449
Provision for doubtful accounts	7,229
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(12,583)
Other assets and liabilities	6,749
Net cash provided by operating activities - continuing operations	$77,113

(1) When we use the term Consolidated Adjusted EBITDA, we are referring to EBITDA as reported adjusted for covenant related items per our new credit agreement.

(2) Represents the cash lease payment adjustment for our facility located in Idaho Falls, ID as contemplated by our new credit agreement.

(3) Adjustments related to outstanding balances on intercompany notes issued by our restricted subsidiaries as contemplated by our new credit agreement.

(4) Includes the pro forma effect of acquisitions and other non-cash adjustments as contemplated by our new credit agreement.

Summary

We believe that existing funds, cash flows from operations and available borrowings under our New Credit Facility will provide sufficient liquidity for the next 12 to 18 months. Our recent debt restructuring extends the maturities of our long-term debt and revises our financial covenants to make them less restrictive. However, our ability to meet our funding needs could be adversely affected if we suffer adverse results from our operations. In addition, based on our expected liquidity and capital resource needs, we may consider various alternatives to improve our capital structure, including reducing debt, extending maturities or relaxing financial covenants. These alternatives may include new equity or debt financings or exchange offers with our existing security holders (including exchanges of debt for debt or equity) and other transactions involving our outstanding securities, given their secondary market trading prices. We cannot assure you, if we pursue any of these transactions, that we will be successful in completing a transaction on attractive terms, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in prevailing interest rates. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders' prime rate. At September 30, 2011, none of our long-term debt was subject to variable rates of interest, however future borrowings under our New Credit Facility would subject us to LIBOR fluctuations. The fair value of our total long-term debt, based on quoted market prices or modeled estimates of value as of September 30, 2011 was approximately $525.1 million.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
100
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Stockholders Equity for the nine months ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements. (b)

(a)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (Registration No. 333-153678)

(b)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBION, INC.
By:	/s/ TERESA F. SPARKS Teresa F. Sparks Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 10, 2011

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
100
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Stockholders Equity for the nine months ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements. (b)

(a)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (Registration No. 333-153678)

(b)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.