Form 10-K
period 2011-12-31
SYMBION INC/TN
filed 2012-03-16
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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
As of March 16, 2012, 1,000 shares of the registrant’s common stock were outstanding.

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

PART I

Item 1.    Business
Overview
We own and operate a national network of short stay surgical facilities in 28 states.  Our surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology.  Some of our surgical hospitals also provide acute care services such as diagnostic imaging, pharmacy, laboratory, obstetrics, physical therapy and wound care.
We own our surgical facilities in partnership with physicians and in some cases healthcare systems in the markets and communities we serve.  We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure.  We believe this approach aligns our interests with those of our partners.
As of December 31, 2011, we owned and operated 55 surgical facilities, including 49 ASCs and six surgical hospitals.  We also managed eight additional ASCs.  We owned a majority interest in 31 of the 55 surgical facilities and consolidated 49 facilities for financial reporting purposes.  We are reporting two of the 55 surgical facilities as discontinued operations. In addition to our surgical facilities, we also manage one physician clinic in a market in which we operate an ASC and a surgical hospital.
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
On September 16, 2002, we reincorporated in Delaware after originally incorporating in Tennessee in January 1996.  On August 23, 2007, we were acquired by Symbion Holdings Corporation (“Holdings”), which is owned by Crestview Partners, L.P. (“Crestview”) and certain affiliated funds managed by Crestview and co-investors, in a merger transaction (the “Merger”).  As a result of the Merger, we no longer have publicly traded equity securities.
Industry Overview
The outpatient ambulatory surgery market in the United States has grown to a $18.0 billion industry according to the Medicare Payment Advisory Commission. There are several factors leading to increased utilization of outpatient surgical facilities. We believe physicians often prefer to operate in surgical facilities, as compared to acute care hospitals, because of the efficiency and convenience surgical facilities afford.  Procedures performed at surgical facilities are typically non-emergency, allowing physicians to schedule their time more efficiently and increase the number of procedures performed in a given period.  Surgical facilities also provide physicians with more consistent nurse staffing and faster turnaround time between cases, as compared to acute care hospitals.
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
Surgeries performed in ASC's are generally less expensive than those performed in acute care hospitals because of lower facility development costs, more efficient staffing and work flow processes. We believe payors are attracted to the lower costs available at surgical facilities, as compared to acute care hospitals. With increased attention on controlling healthcare costs in the United States, we feel our facilities will benefit from their position as a low-cost alternative for delivering surgical procedures.
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
Approximately 3,500 surgical procedures performed in ASCs are reimbursed by Medicare. As the Centers for Medicare and Medicaid Services ("CMS") continues to add surgical procedures to Medicare's list of approved ASC procedures, we believe this will have the effect of further expanding the market opportunity. There currently are approximately 5,300 Medicare certified ASCs operating in the United States according to the CMS. As the industry remains very fragmented, we believe there continues to be significant opportunities for consolidation.
Our Strategy
Our intent is to enhance the performance of our existing facilities by increasing revenues, profitability and return on our invested capital at all of our surgical facilities through operational focus, including recruitment and retention of surgeons and other physicians. We intend to expand our network of surgical facilities in attractive markets throughout the United States by selectively acquiring established facilities, developing new facilities, and expanding our presence in existing markets.  We also intend to continue developing strategic relationships with healthcare systems, in both existing and new markets. When attractive opportunities arise, we may acquire or develop other types of facilities.  The key components of our strategy are to:

▪	Enhance the performance of our existing facilities through operational focus, including recruitment and retention of leading surgeons and other physicians for our surgical facilities.
We have a dedicated operations team that is responsible for implementing best practices, cost controls and overall efficiencies at each of our surgical facilities.  Our facilities benefit from our network of facilities by sharing best practices and participating in group purchasing agreements designed to reduce the cost of supplies and equipment.  We also review and negotiate our managed care contracts to ensure that we are operating under the most favorable terms available to us.
We believe that establishing and maintaining strong relationships with surgeons and other physicians is a key factor to our success in acquiring, developing and operating surgical facilities.  We identify and partner with surgeons and other physicians that we believe have established reputations for clinical excellence in their communities.  We believe that we have had success in recruiting and retaining physicians because of the ownership structure of our surgical facilities and our staffing, scheduling and clinical systems that are designed to increase physician productivity, promote physicians' professional success and enhance the quality of patient care.  We also believe that forming relationships with healthcare systems and other healthcare providers can enhance our ability to recruit physicians.  We currently have strategic relationships with seven healthcare systems. We intend to continue to recruit additional physicians and expand the range of services offered at our surgical facilities to increase the number and types of surgeries performed in our facilities, including a focus on higher acuity cases.  We are committed to enhancing programs and services for our physicians and patients by providing advanced technology, quality care, cost-effective service and convenience.

▪
Capitalize on our experienced management team to expand our network of surgical facilities in attractive markets throughout the United States by selectively acquiring established facilities, developing new facilities, and expanding our presence in existing markets.

We believe that the experience and capabilities of our senior management team provide a strategic advantage in improving the operations of our surgical facilities, attracting physicians and identifying new development and acquisition opportunities.  Our senior management team has an average of over 30 years of experience in the healthcare industry having held senior management positions at public and private healthcare companies.  Our management's broad industry experience has allowed us to establish strong relationships with participants throughout the healthcare industry.  These relationships are helpful in forming leads for acquisitions and in making decisions about expanding into new markets and services.  The experience and capabilities of our management team also enable us to pursue multiple growth strategies in the surgical facility market, including acquisitions of established surgical facilities, de novo developments in attractive markets, strategic relationships with healthcare systems and other healthcare providers and turnaround opportunities in connection with underperforming facilities.  We have successfully executed each of these growth strategies, and intend to pursue each of them in the future.

Operations
Surgical Facility Operations
As of December 31, 2011, we owned (with physician investors or healthcare systems) and operated 55 surgical facilities and managed eight additional surgical facilities.  Six of our surgical facilities are licensed as hospitals.  Our typical ASC is a freestanding facility with about 14,000 square feet of space and four fully equipped operating rooms, two treatment rooms and ancillary areas for preparation, recovery, reception and administration. Our typical surgical hospital is larger than a typical ASC and includes inpatient hospital rooms and, in some cases, an emergency department.
Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology.  Some of our surgical hospitals also provide acute care services such as diagnostic imaging, pharmacy, laboratory, obstetrics, physical therapy and wound care. In certain markets where we believe it is appropriate, we operate surgical facilities that focus on a single specialty.
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
Surgical Facility Ownership Structure
We own and operate our surgical facilities through partnerships or limited liability companies with physicians, physician groups, and in some cases healthcare systems.  In some cases, a hospital system may own an interest in our surgical facility.  One of our wholly owned subsidiaries typically serves as the general partner or managing member of our surgical facilities.  We generally seek to own a majority interest in our surgical facilities, or otherwise have sufficient control over the facilities to be able to consolidate the financial results of operations of the facilities with ours.  In some instances, we will acquire ownership in a surgical facility with the prior owners retaining ownership, and, in some cases, we offer new ownership to other physicians or hospital partners.  We hold majority ownership in 31 of the 55 surgical facilities in which we own an interest. We typically provide a guarantee for our pro rata share of third-party debt of our non-consolidated surgical facilities.  We provide intercompany debt for our consolidated facilities which often is secured by a pledge of assets of the partnership or limited liability company.  We also have a management agreement with each of the surgical facilities, under which we provide day-to-day management services for a management fee, which is typically equal to a percentage of the revenues of the facility.
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
Surgical Facilities
The following table sets forth information regarding each of our surgical facilities as of December 31, 2011:

Surgical Facility	City	Number of Operating Rooms	Number of Treatment Rooms	Symbion Percentage Ownership
Alabama
Birmingham Surgery Center	Birmingham	6	2	60%	(1)
California
Specialty Surgical Center of Beverly Hills / Brighton Way	Beverly Hills	3	2	32%	(1)
Specialty Surgical Center of Beverly Hills / Wilshire Boulevard	Beverly Hills	4	2	32%	(1)
Specialty Surgical Center of Encino	Encino	4	2	53%	(1)
Specialty Surgical Center of Irvine	Irvine	4	1	51%	(1)
Specialty Surgical Center of Westlake Village	Westlake Village	4	2	20%

Surgical Facility	City	Number of Operating Rooms	Number of Treatment Rooms	Symbion Percentage Ownership
Colorado
Minimally Invasive Spine Institute	Boulder	2	1	40%	(1)
Animas Surgical Hospital	Durango	4	1	63%	(1)(2)
			12 hospital rooms
Florida
West Bay Surgery Center	Largo	4	4	51%	(1)
Jacksonville Beach Surgery Center	Jacksonville	4	1	78%	(1)
Cape Coral Ambulatory Surgery Center	Cape Coral	5	6	65%	(1)
Lee Island Coast Surgery Center	Fort Myers	5	3	49%	(1)
Tampa Bay Regional Surgery Center	Largo	0	3	57%	(1)
The Surgery Center of Ocala	Ocala	4	2	51%	(1)
Blue Springs Surgery Center	Orange City	3	2	34%	(1)
Georgia
Premier Surgery Center	Brunswick	3	0	58%	(1)
The Surgery Center	Columbus	4	2	63%	(1)
Hawaii
Honolulu Spine Center	Honolulu	2	0	61%	(1)
Idaho
Mountain View Hospital	Idaho Falls	10	3	49%	(1)(2)
			43 hospital rooms
Illinois
Valley Ambulatory Surgery Center	St. Charles	6	1	40%	(1)
Indiana
New Albany Outpatient Surgery	New Albany	3	1	79%	(1)
Kansas
Cypress Surgery Center	Wichita	6	5	54%	(1)
Kentucky
DuPont Surgery Center	Louisville	5	0	61%	(1)
Louisiana
Greater New Orleans Surgery Center	Metairie	2	0	30%	(1)
Physicians Medical Center	Houma	5	3	53%	(1)(2)
			30 hospital rooms
Massachusetts
Worcester Surgery Center	Worcester	4	1	56%	(1)
Michigan
Novi Surgery Center	Novi	4	3	15%
Missouri
Central Missouri Medical Park Surgical Center	Jefferson City	4	2	40%	(1)
Timberlake Surgery Center	Chesterfield	4	1	56%	(1)
St. Louis Spine and Orthopedic	Chesterfield	3	1	56%	(1)
Mississippi
DeSoto Surgery Center	DeSoto	2	1	—%	(3)
Physicians Outpatient Center	Oxford	4	2	—%	(3)
Montana
Great Falls Clinic Surgery Center	Great Falls	3	2	56%	(1)
Great Falls Clinic Medical Center	Great Falls	3	20 hospital rooms	50%	(2)(3)

Surgical Facility	City	Number of Operating Rooms	Number of Treatment Rooms	Symbion Percentage Ownership
New York
South Shore Ambulatory Surgery Center	Lynbrook	4	1	40%	(4)(1)
North Carolina
Orthopaedic Surgery Center of Asheville	Asheville	3	0	57%	(1)
Wilmington SurgCare	Wilmington	7	3	75%	(1)
Ohio
Physicians Ambulatory Surgery Center	Circleville	2	0	53%	(1)
Valley Surgical Center	Steubenville	3	1	58%	(1)
Oklahoma
Lakeside Women’s Hospital	Oklahoma City	3	3	42%	(2)
			23 hospital rooms
Oregon
Gresham Station Surgery Center	Gresham	5	1	38%
Pennsylvania
Village SurgiCenter	Erie	5	1	72%	(1)
Surgery Center of Pennsylvania	Havertown	5	1	49%	(1)
Rhode Island
Bayside Endoscopy Center	Providence	0	6	75%	(1)
East Greenwich Endoscopy Center	East Greenwich	0	4	45%	(1)
East Bay Endoscopy Center	Portsmouth	0	1	75%	(1)
South Carolina
The Center for Specialty Surgery	Greenville	2	0	78%	(1)
Tennessee
Baptist Germantown Surgery Center	Memphis	6	1	—%	(3)
Cool Springs Surgery Center	Franklin	5	1	36%
East Memphis Surgery Center	Memphis	6	2	—%	(3)
Midtown Surgery Center	Memphis	4	0	—%	(3)
Union City Surgery Center	Union City	3	1	—%	(3)
UroCenter	Memphis	3	0	—%	(3)
Premier Orthopaedic Surgery Center	Nashville	2	0	20%
Renaissance Surgery Center	Bristol	2	1	37%	(1)
Texas
Surgical Hospital of Austin	Austin	6	1	42%	(1)(2)
			26 hospital rooms
Central Park Surgery Center*	Austin	5	1	45%	(1)
Clear Fork Surgery Center*	Fort Worth	4	1	34%	(1)
Village Specialty Surgical Center	San Antonio	4	4	58%	(1)
NorthStar Surgical Center	Lubbock	6	3	45%	(1)
Texarkana Surgery Center	Texarkana	4	3	58%	(1)
Washington
Bellingham Surgery Center	Bellingham	4	0	84%	(1)
Microsurgical Spine Center	Puyallup	1	1	50%	(1)
(1) We consolidate this surgical facility for financial reporting purposes.
(2) This surgical facility is licensed as a hospital.
(3) We manage this surgical facility, but do not have ownership in the facility.
(4) Due to regulatory restrictions in the State of New York, we cannot directly hold ownership in the surgical facility.  We hold 40% ownership in the limited liability company which provides administrative services to this surgical facility and consolidate the facility for financial reporting purposes.  Additionally, we manage this facility.
* Facility reported as discontinued operations as of December 31, 2011.

Strategic Relationships
When attractive opportunities arise, we may develop, acquire or operate surgical facilities through strategic relationships with healthcare systems and other healthcare providers.  We believe that forming a relationship with a healthcare system can enhance our ability to attract physicians and access managed care contracts for our surgical facilities in that market.  We currently have relationships with seven healthcare systems relating to thirteen ASC's. These healthcare systems include:

▪	Lee Health Ventures, with which we own and operate a surgical facility in Ft. Myers, Florida;

▪	Wellmont Health Systems, with which we own and operate a surgical facility in Bristol, Tennessee;

▪	Berger Health Foundation, with which we own and operate a surgical facility in Circleville, Ohio;

▪	Vanderbilt Health Services, Inc., with which we own and operate a surgical facility in Franklin, Tennessee;

▪	Vanguard Health Systems, Inc., with which we own and operate a surgical facility in San Antonio, Texas;

▪	Baptist Memorial Health Services, Inc. (“Baptist Memorial”), for which we manage seven surgical facilities in Memphis, Tennessee and surrounding areas; and

▪	Adventist Health System, with which we own and operate a surgical facility in Orange City, Florida.
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
Acquisitions and Developments
During 2011, our significant acquisitions were as follows:

▪	An incremental, controlling ownership interest in one of our Chesterfield, Missouri facilities in two separate transactions.

▪	An oncology practice, which is operated within our existing facility located in Idaho Falls, Idaho.

▪	A 56.0% ownership interest in a surgical facility located in Great Falls, Montana, which we consolidate for financial reporting purposes.

▪	A 50.0% ownership interest in a hospital located in Great Falls, Montana, which we account for as an equity method investment.

▪	Management rights in a physician clinic located in Great Falls, Montana.

We continuously evaluate opportunities to expand our presence in the surgical facility market by making strategic acquisitions of existing surgical facilities and by developing new surgical facilities in cooperation with local physician partners and, when appropriate, with healthcare systems and other strategic partners.  We have the flexibility to structure our partnerships as two-way arrangements where either we are a majority owner partnered with physicians or we are a minority owner with buy-up rights.  These buy-up rights give us the option to own a controlling interest at some point in the future.  Alternatively, we may choose to pursue a three-way arrangement with physicians and a healthcare system partner.
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
We believe there are numerous acquisition opportunities that would pass our general screening criteria.  We carefully evaluate each of our acquisition opportunities through an extensive due diligence process to determine which facilities have the greatest potential for growth and profitability improvements under our operating structure.  In many cases, the acquisition team identifies specific opportunities to enhance a facility’s productivity post-acquisition.  For example, we may renovate or construct additional operating or treatment rooms in existing facilities to meet anticipated demand for procedures based on an analysis of local market characteristics.  Our team may also identify opportunities to attract additional physicians to increase the acquired facility’s revenues and profitability.  We have acquired 54 surgical facilities since January 1999.

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
Development of a typical ASC generally occurs over a 12 to 18 month period, depending on whether the facility is being constructed or available space improved.  Total development costs typically amount to $4.0 to $6.0 million and include improvements to existing space, equipment and other furnishing costs and working capital. We typically fund about 80% of the development costs of a new surgical facility with a combination of corporate borrowings and cash from operations, and the remainder with equity contributed by us and the other owners of the facility.  For our consolidated surgical facilities, the indebtedness typically consists of intercompany loans that we provide, and for our non-consolidated surgical facilities, the indebtedness typically consists of third-party debt for which we provide a guarantee for only our pro rata share.
Other Services
Although our business is primarily focused on owning and operating surgical facilities, we also manage a physician clinic in a market in which we operate an ASC and a surgical hospital.
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
Marketing
We primarily direct our sales and marketing efforts at physicians who would use our surgical facilities.  Marketing activities directed at physicians and other healthcare providers are coordinated locally by the individual surgical facility and are supplemented by dedicated corporate personnel.  These activities generally emphasize the benefits offered by our surgical facilities compared to other facilities in the market, such as the proximity of our surgical facilities to physicians’ offices, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the efficient turnaround time between cases, our advanced surgical equipment and our simplified administrative procedures.  Although the facility administrator is the primary point of contact, physicians who utilize our surgical facilities are important sources of recommendations to other physicians regarding the benefits of using our surgical facilities.  Each facility administrator develops a target list of physicians, and we continually review our progress in successfully recruiting additional local physicians.

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
In developing or acquiring existing surgical facilities, we compete with other public and private surgical facility and hospital companies.  Several large national companies own and/or manage surgical facilities, including HCA  Holdings, Inc., Surgical Care Affiliates, Inc., AmSurg Corp. and United Surgical Partners International, Inc.  We also face competition from local hospitals, physician groups and other providers who may compete with us in the ownership and operation of surgical facilities, as well as the trend of physicians choosing to perform procedures in an office-based setting rather than in a surgical facility.
Employees
At December 31, 2011, we had approximately 2,500 employees, of which about 1,600 were full-time employees.  None of our employees are represented by a collective bargaining agreement.  We believe that we have a good relationship with our employees.
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
Insurance
We maintain liability insurance in amounts that we believe are appropriate for our operations.  Currently, we maintain professional and general liability insurance that provides coverage on a claims-made basis of $1.0 million per occurrence with a retention of $50,000 per occurrence and $3.0 million in annual aggregate coverage per surgical facility, including the facility and employed staff.  We also maintain business interruption insurance and property damage insurance, as well as an additional umbrella liability insurance policy in the aggregate amount of $25.0 million.  Coverage under certain of these policies is contingent upon the policy being in effect when a claim is made regardless of when the events which caused the claim occurred.  The cost and availability of such coverage has varied widely in recent years.  In addition, physicians who provide professional services in our surgical facilities are required to maintain separate malpractice coverage with similar minimum coverage limits.  While we believe that our insurance policies are adequate in amount and coverage for our anticipated operations, we cannot assure you that the insurance coverage is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.
Sources of Revenue
Approximately 98% of our revenues in 2011 were obtained from facility fees related to healthcare services performed in our surgical facilities. The fee charged varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications.  Also, in a very limited number of surgical facilities, we charge for anesthesia services.  Our fees do not include professional fees charged by the patient's surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.  We recognize our facility fee on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid.  Any changes in estimated contractual adjustments and discounts are recorded in the period of change.
We are dependent upon private and government third-party sources of payment for the services we provide.  The amounts that our surgical facilities receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid, and state regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. Approximately 26%, 25% and 24% of our revenues were from government sources, mostly Medicare, for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Private Insurance	67%	68%	71%
Government	26	25	24
Self-pay	3	4	4
Other	4	3	1
Total	100%	100%	100%
Medicare Reimbursement—Ambulatory Surgery Centers
 Payments under the Medicare program to ASCs are made under a system whereby the Secretary of the Department of Health and Human Services (the “Secretary”) determines payment amounts prospectively for various categories of medical services performed in ASC's. Beginning in 2008, CMS transitioned Medicare payments to ASCs to a system based upon the hospital outpatient prospective payment system ("OPPS"). On November 1, 2011, CMS issued a final rule to update the Medicare program's payment policies and rates for ASCs for calendar year ("CY") 2012. The final rule applies a 1.6% increase to the ASC payment rate. CMS has also adopted a quality reporting program for ASCs for the first time. Beginning October 1, 2012, ASCs will be required to report five quality measures in order to be eligible for the full market basket update for the CY 2014 payment determination.
Medicare Reimbursement—Hospital Inpatient Services
 Six of our surgical facilities are licensed as hospitals. Most inpatient services provided by hospitals are reimbursed by Medicare under the inpatient prospective payment system (“IPPS”). Under this prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on each patient's final assigned Medicare-severity diagnosis related group (“MS-DRG”). Each MS-DRG is assigned a payment rate that is prospectively set using national average resources used per case for treating a patient with a particular diagnosis. This MS-DRG assignment also affects the prospectively determined capital rate paid with each MS-DRG. MS-DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. The index used to adjust the MS-DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services.
On August 18, 2011, CMS issued the IPPS final rule for federal fiscal year (“FFY”) 2012, beginning on October 1, 2011. Under the final rule, hospitals that report quality data under the Inpatient Quality Reporting Program will receive a 1.0% payment rate increase for inpatient hospital stays paid under the IPPS and hospitals that do not report quality data will be subject to a 1.0% decrease in payment rates. Future realignments in the MS-DRG system could impact the margins we receive for certain services and additional adjustments will reduce IPPS payments to hospitals and could adversely impact our Medicare revenues.
Medicare Reimbursement—Hospital Outpatient Services
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
On November 1, 2011, CMS issued the final OPPS rates for CY 2012. Under the final rule, the market basket update for CY 2012 for hospitals under the OPPS is a 1.9 % increase. Hospitals that submit quality data in accordance with the Hospital Outpatient Quality Data Reporting Program will receive the full 1.9% market basket update, while those that do not submit quality data will not receive the 1.9% market basket update and instead will be subject to a 0.1% decrease in reimbursement. As part of the final rule, CMS added three quality measures to the current list to be reported by hospital outpatient departments. There are now 26 measures that are to be reported for purposes of the CY 2014 payment determination.
Budget Control Act of 2011
On August 2, 2011, the Budget Control Act of 2011 (the “BCA”) was enacted. The BCA increased the nation's debt ceiling, while taking steps to reduce the federal deficit. The BCA requires $1.2 trillion in automatic across-the-board spending reductions for FFY 2013 through FFY 2021, split evenly between domestic and defense spending. While certain programs (including the Medicaid program) are protected from these automatic spending reductions, payments to Medicare providers may be subject to reductions of up to 2.0%.
Private Third-Party Payors
Most third-party payors pay pursuant to a written contract with our surgical facilities.  These contracts generally require our hospitals and ASCs to offer discounts from their established charges. Some of our payments come from third-party payors with which our surgical facilities do not have written contracts.  In those situations, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had our center had a contract with the third-

party payor.  We also submit a claim for the services to the third-party payor along with full disclosure that our surgical facility has charged the patient an in-network patient responsibility amount.
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
Our healthcare facilities also are subject to state licensing requirements for medical providers.  Our facilities have licenses to operate as ASCs in the states in which they operate, except for one facility in Colorado, one facility in Louisiana, one facility in Oklahoma, one facility in Texas, one facility in Idaho and one facility in Montana, each of which is licensed as a hospital. Our surgical facilities that are licensed as ASCs must meet all applicable requirements for ASCs.  In addition, even though our surgical facilities that are licensed as hospitals primarily provide surgical services, they must meet all applicable requirements for general hospital licensure.  To assure continued compliance with these regulations, governmental and other authorities periodically inspect our surgical facilities.  The failure to comply with these regulations could result in the suspension or revocation of a facility's license.  In addition, based on the specific operations of our surgical facilities, some of these facilities maintain a pharmacy license, a controlled substance registration, a clinical laboratory certification waiver, and environmental protection permits for biohazards and/or radioactive materials, as required by applicable law.

Healthcare Reform
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Acts”) were signed into law on March 23, 2010 and March 30, 2010, respectively, dramatically altering the U.S. healthcare system. The Healthcare Reform Acts are intended to provide coverage and access to substantially all Americans, to increase the quality of care provided, and to reduce the rate of growth in healthcare expenditures. The changes include, among other things, reducing payments to Medicare Advantage plans, expanding the Medicare program's use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, reducing Medicare and Medicaid payments, expanding Medicare and Medicaid eligibility, and expanding access to health insurance. As part of the effort to control or reduce healthcare spending, the Healthcare Reform Acts also contain a number of measures intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and limitations on the federal physician self-referral law (“Stark Law”) exception that allows physicians to have ownership interests in hospitals (the “Whole Hospital Exception”). Among other things, the Healthcare Reform Acts prohibit hospitals from increasing the percentages of the total value of the ownership interests held in the hospital by physicians after March 23, 2010, as well as places severe restrictions on the ability of a hospital subject to the Whole Hospital Exception to add operating rooms, procedure rooms and beds. The Healthcare Reform Acts provide for additional enforcement tools, cooperation between agencies, and funding for enforcement. In addition, the Healthcare Reform Acts mandate reductions in reimbursement, such as adjustments to the hospital inpatient and outpatient prospective payment system market basket updates and productivity adjustments to Medicare's annual inflation updates, which became effective in 2010 and 2011 or will be effective in 2012. However, a majority of the measures contained in the Healthcare Reform Acts do not take effect until 2013 or later. The United States Supreme Court is expected to rule on the constitutionality of the Healthcare Reform Acts in 2012. The Supreme Court will consider four issues: (1) whether the “individual mandate”—the requirement that all individuals purchase some form of health insurance—is constitutional; (2) if the individual mandate is found unconstitutional, whether it is severable from the remainder of the Healthcare Reform Acts; (3) whether the Healthcare Reform Act's requirement that states expand Medicaid eligibility or risk losing federal funds is constitutional; and (4) whether the individual mandate is a tax for purposes of the Anti-Injunction Act, meaning that plaintiffs seeking to challenge the requirement must wait until it takes effect in 2014. It is difficult to predict the impact the Healthcare Reform Acts will have on the Company's operations given the pending Supreme Court challenge, delay in implementing regulations, and possible amendment or repeal of elements of the Healthcare Reform Acts. The Healthcare Reform Acts could have a material adverse effect on our financial condition and results of operations.
Quality Improvement
Quality of care and value-based purchasing also have become significant trends and competitive factors in the healthcare industry. In 2005, CMS began making public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. Since that time, CMS has on several occasions increased the number of quality measures hospitals are required to report in order to receive the full IPPS and OPPS market basket updates. In addition, the Medicare program no longer reimburses hospitals for the cost of care relating to certain preventable adverse events, and many private healthcare payers have adopted similar policies. The Healthcare Reform Acts also contain a number of provisions that are intended to improve the quality of care that is provided to Medicare and Medicaid beneficiaries. For example, beginning July 1, 2011, the Healthcare Reform Acts prohibit Medicaid programs from using federal funds to reimburse providers for the costs of care needed to treat hospital acquired conditions (“HACs”). Beginning in FFY 2015, the Healthcare Reform Acts mandate a 1% reduction in Medicare payments for hospitals that were in the highest quartile of national risk-adjusted HAC rates for the previous FFY. Beginning in FFY 2013, the Healthcare Reform Acts require CMS to implement a value-based purchasing program for Medicare hospitals that would reduce IPPS payments by 1% in FFY 2013 (gradually increasing to 2% in FFY 2017) and to use those funds to provide additional payments to hospitals that meet certain clinical and patient experience of care quality measures. On May 6, 2011, CMS published a final rule on the value-based purchasing program, which describes which measurements will be taken into consideration and how the program will be administered. If the public performance data becomes a primary factor in where patients choose to receive care, and if competing hospitals have better results than our hospitals on those measures, we would expect that our patient volumes could decline. In addition, if our hospitals have high HAC rates or are unable to meet the required quality measures, the implementation of the value-based purchasing programs potentially could have a negative effect on our revenues.
Accountable Care Organizations
The Healthcare Reform Acts require HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”). Beginning in 2012, Medicare will allow providers (including hospitals), physicians and other designated professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of the program, including what steps providers must take to be considered an ACO, how to decide if Medicare program savings have occurred, and what portion of such savings will be paid to ACOs. In addition, HHS will determine to what degree hospitals, physicians and other eligible participants will be able to form and operate an ACO without violating certain existing laws, including the Civil Monetary Penalty Law, the Anti-kickback Statute and the Stark Law. However, the Healthcare Reform Acts do not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in ACOs, such as antitrust laws. The implementation of ACOs could have a negative impact on our financial condition and results of operations if our facilities are unable to participate or if reimbursement is greatly reduced.

Medicare and Medicaid Participation
The majority of our revenues are expected to continue to be received through third-party reimbursement programs, including state and federal programs, such as Medicare and Medicaid, and private health insurance programs.  To participate in the Medicare program and receive Medicare payment, our surgical facilities must comply with regulations promulgated by HHS.  Among other things, these regulations, known as “conditions of coverage” or “conditions of participation,” impose numerous requirements on our facilities, their equipment, their personnel and their standards of medical care, as well as compliance with all applicable state and local laws and regulations.  On April 26, 2007, CMS issued a policy memorandum that reaffirmed its prior interpretation of its conditions of participation that all hospitals (other than Critical Access Hospitals) participating in the Medicare program are required to provide basic emergency care interventions regardless of whether or not the hospital maintains an emergency department.  Our six facilities licensed as hospitals are required to meet this requirement to maintain their participating provider status in the Medicare program.  One of our hospitals, which does not have an emergency room, maintains a protocol for the transfer of patients requiring emergency treatment, which protocol may be interpreted as inconsistent with the 2007 CMS policy memorandum.  Our surgical facilities must also satisfy the conditions of participation to be eligible to participate in the various state Medicaid programs.  The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, we may have to make changes from time to time in our facilities, equipment, personnel or services.  Although we intend to continue to participate in these reimbursement programs, we cannot assure you that our surgical facilities will continue to qualify for participation.
The Healthcare Reform Acts require a hospital to provide written disclosure of physician ownership interests to the hospital's patients and on the hospital's website and in any advertising, along with annual reports to the government detailing such interests. Additionally, hospitals that do not have 24/7 physician coverage are required to inform patients of this fact and receive signed acknowledgment from the patients of the disclosure. A hospital's provider agreement may be terminated if it fails to provide the required notices.  In 2010, CMS issued a “self-referral disclosure protocol” for hospitals and other providers that wish to self-disclose potential violations of the Stark Law to CMS and to attempt to resolve those potential violations and any related overpayment liabilities at levels below the maximum penalties and amounts set forth in the statute. The disclosure requirements set forth in the Healthcare Reform Acts and the self-referral disclosure protocol reflect a move towards increasing government scrutiny of the financial relationships between hospitals and referring physicians and increasing disclosure of potential violations of the Stark Law to the government by hospitals and other healthcare providers. We intend for all of our facilities to meet their disclosure obligations.
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
Because physician-investors in our surgical facilities are in a position to generate referrals to the facilities, the distribution of available cash to those investors could come under scrutiny under the Anti-Kickback Statute.  The U.S. Third Circuit Court of Appeals has held that the Anti-kickback Statute is violated if one purpose (as opposed to a primary or sole purpose) of a payment to a provider is to induce referrals.  Other federal circuit courts have followed this decision.  Further, Section 6402(f)(2) of the Affordable ARE Act amends the Anti-kickback Statute by adding a provision to clarify that a person need not have actual knowledge of such section or specific intent to commit a violation of the Anti-kickback Statute. Because none of these cases involved a joint venture such as those owning and operating our surgical facilities, it is not clear how a court would apply these holdings to our activities.  It is clear, however, that a physician's investment income from a surgical facility may not vary with the number of his or her referrals to the surgical facility, and we comply with this prohibition.
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
Six of our facilities are licensed as hospitals.  The Stark Law currently includes the Whole Hospital Exception, which applies to physician ownership of a hospital, provided such ownership is in the whole hospital and the physician is authorized to perform services at the hospital.  Physician investment in our facilities licensed as hospitals meet this requirement.  However, changes to the Whole Hospital Exception have been the subject of recent regulatory action and legislation.  Changes in the Healthcare Reform Acts include:

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

We cannot predict whether other proposed amendments to the Whole Hospital Exception will be included in any future legislation or if Congress will adopt any similar provisions that would prohibit or otherwise restrict physicians from holding ownership interests in hospitals.  The Healthcare Reform Acts could have an adverse effect on our financial condition and results of operations.
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
Over the past several years, the U.S. government has accused an increasing number of healthcare providers of violating the federal Act.  The False Claims Act prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the U.S. government.  The statute defines “knowingly” to include not only actual knowledge of a claim's falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim.  The Fraud Enforcement and Recovery Act of 2009 further expanded the scope of the False Claims Act by, among other things, creating liability for knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The Healthcare Reform Acts also created federal False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later. The Healthcare Reform Acts also provide that claims submitted in connection with patient referrals that result from violations of the Anti-kickback Statute constitute false claims for the purposes of the federal False Claims Act, and some courts have held that a violation of the Stark Law can result in False Claims Act liability, as well. Because our surgical facilities perform hundreds of similar procedures a year for which they are paid by Medicare, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties.
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
The HITECH Act authorizes State Attorneys General to bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations or the new data breach law that affects the privacy of their state residents.  We expect vigorous enforcement of the HITECH Act's requirements by HHS and State Attorneys General. Final rules relating to the HITECH Act, HIPAA enforcement and breach notification are expected to be published in the near future. Additionally, HHS announced a pilot audit program that will run until December 2012 in the first phase of HHS' implementation of the HITECH Act's requirements of periodic audits of covered entities and business associates to ensure their compliance with the HIPAA privacy and security regulations. We cannot predict whether our surgical facilities will be able to comply with the final rules and the financial impact to our surgical facilities in implementing the requirements under the final rules when they take effect, or whether our hospitals will be selected for an audit, or the results of such an audit.
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
Adoption of Electronic Health Records
The HITECH Act also includes provisions designed to increase the use of Electronic Health Records (“EHR”) by both physicians and hospitals. Beginning with FFY 2011 and extending through FFY 2016, eligible hospitals may receive reimbursement incentives based upon successfully demonstrating "meaningful use" of its certified EHR technology. Beginning in FFY 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in reimbursements. On July 13, 2010, HHS released final meaningful use regulations. We are currently planning the implementation of EHR at some of our facilities and intend to comply with the EHR meaningful use requirements, but we may not comply in time to qualify for the maximum available incentive payments in FFY 2012. Implementation of EHR and compliance with the HITECH Act will result in significant costs.  We do not currently know the cost that will be associated with implementation and the amount of reimbursement incentives we will receive.
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
Recovery Audit Contractors and Medicaid Integrity Contractors
CMS has expanded the pilot recovery audit contractor (“RAC”) program to a permanent nationwide program.  RACs are private contractors contracting with CMS to identify overpayment and underpayments for services through post-payment reviews of Medicare providers and suppliers.  The Healthcare Reform Acts expands the RAC program's scope to include managed Medicare and to include Medicaid claims by requiring all states to establish programs to contract with RACs. All states were required to implement Medicaid RAC programs by January 1, 2012. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The Healthcare Reform Acts increases federal funding for the MIC program for federal fiscal year 2011 and later years. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities. MICs are assigned to five geographic regions and have commenced audits in states assigned to those regions. We cannot quantify the financial impact of potential RAC or MIC audits, but could incur expenses associated with responding to and challenging any audit, as well as costs of repayment of alleged overpayments.
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
Risks Related to Our Business and Industry
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our outstanding indebtedness.
As of December 31, 2011, we had (a) total indebtedness of approximately $558.3 million and (b) $50.0 million of undrawn availability under our $50.0 million senior secured super-priority revolving credit facility (the "New Credit Facility"). In addition, subject to the restrictions in our New Credit Facility and the indentures governing our outstanding notes, we may incur significant additional indebtedness, which may be secured, from time to time.
The level of our indebtedness could have important consequences, including:

•	making it more difficult for us to make payments on our outstanding debt obligations;

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
Restrictive covenants in our debt instruments may adversely affect us.
The indentures governing our 11.00%/11.75% senior PIK toggle notes due 2015 (the "Toggle Notes"), our $341.0 million aggregate outstanding principal amount of 8.00% senior secured notes due 2016 (the "Senior Secured Notes"), and our 8.00% senior PIK exchangeable notes due 2017 (the "PIK Exchangeable Notes") contain various covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	make certain distributions, investments and other restricted payments;

•	dispose of our assets;

•	grant liens on our assets;

•	engage in transactions with affiliates;

•	merge, consolidate or transfer substantially all of our assets; and

•	make payments to us (in the case of our restricted subsidiaries).

In addition, our New Credit Facility contains other and more restrictive covenants, including covenants requiring us to maintain specified financial ratios and to satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet those tests. A breach of any of these covenants could result in a default under our New Credit Facility. Upon the occurrence of an event of default under our New Credit Facility, the lenders could elect to declare all amounts outstanding under our New Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets, other than assets of our non-guarantor subsidiaries, as security under our New Credit Facility. If the lenders under our New Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our New Credit Facility and our other indebtedness.
We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth and operating improvements will be realized or that future borrowings will be available to us under our New Credit Facility in amounts sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that we will be able to accomplish those actions on satisfactory terms, if at all.
The current state of the economy and future economic conditions may adversely impact our business.
The U.S. economy continues to experience difficult conditions.  Burdened by economic constraints, patients have delayed or canceled non-emergency surgical procedures.  It is difficult to predict the degree to which our business will continue to be impacted by such conditions or the course of the economy in the future.
We depend on payments from third-party payors, including government healthcare programs and managed care organizations.  If these payments are reduced or eliminated, our revenues and profitability could be adversely affected.
We are dependent upon private and governmental third-party sources of payment for the services provided to patients in our surgical facilities.  The amounts that our surgical facilities receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors, Congressional changes and refinements to the Medicare ASC payment system and CMS refinements to Medicare's reimbursement policies.
If we are unable to negotiate contracts or maintain satisfactory relationships with private third-party payors, our revenues and operating income will decrease.
Payments from private third-party payors (including state workers' compensation programs) represented about 67% and 68% of our patient service revenues for the years ended December 31, 2011 and 2010, respectively.  Most of these payments came from third-party payors with which our facilities have contracts.  Managed care companies such as health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, which offer prepaid and discounted medical service packages, represent a growing segment of private third-party payors.  If we fail to enter into favorable contracts and to maintain satisfactory relationships with managed care organizations, our revenues may decrease.  Cost containment measures, such as fixed fee schedules, capitation payment arrangements, reductions in reimbursement schedules by third-party payors and closed provider networks, could also cause a reduction of our revenues in the future.
Some of our payments from third-party payors come from third-party payors with which our surgical facilities do not have a contract.  In those cases, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had our center had a contract with the payor.  We also submit a claim for the services to the payor along with full disclosure that our surgical facility has charged the patient an in-network patient responsibility amount.  Historically, those third-party payors who do not have contracts with our surgical facilities typically have paid our claims at higher than comparable contracted rates.  However, there is a growing trend for third-party payors to adopt out-of-network fee schedules that are more comparable to our contracted rates or to take other steps to discourage their enrollees from seeking treatment at out-of-network surgical facilities.  In these cases, we seek to enter into contracts with the payors.  In certain situations, we have seen an increase in the volume of cases in those instances where we transition from out-of-network to in-network billing, although we may experience an overall decrease in revenues to the surgical facility.  We can provide no assurance that we will see a sufficient increase in volume of cases to compensate for the decrease in per case revenues where we transition from out-of-network to in-network billing.
Payments from workers' compensation payors represented approximately 11% of our patient service revenues for both years ended December 31, 2010 and 2011. Several states have recently considered or implemented workers' compensation provider fee schedules.  In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services.  If the trend of states adopting lower workers' compensation fee schedules continues, it could have a material adverse effect on our financial condition and results of operations.

Our growth strategy depends in part on our ability to acquire and develop additional surgical facilities on favorable terms.  If we are unable to do so, our future growth could be limited and our operating results could be adversely affected.
Our strategy is to increase our revenues and earnings by continuing to focus on existing surgical facilities and continuing to acquire and develop additional surgical facilities.  Between January 1999 and December 31, 2011, we acquired 54 surgical facilities and developed 24 surgical facilities, including 23 surgical facilities that we subsequently divested.  We may be unable to identify suitable acquisition and development opportunities and to negotiate and complete acquisitions and new projects on favorable terms.  In addition, our acquisition and development program requires substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities.  As a result, we may take actions that could have a materially adverse effect on our financial condition and results of operations, including incurring substantial debt.  Sufficient financing may not be available to us on satisfactory terms, if at all.
We may encounter numerous business risks in acquiring and developing additional surgical facilities, and may have difficulty operating and integrating those surgical facilities.
If we acquire or develop additional surgical facilities, we may be unable to successfully operate the surgical facilities, and we may experience difficulty in integrating their operations and personnel.  For example, in some acquisitions, we have experienced delays in implementing standard operating procedures and systems and improving existing managed care agreements and the mix of specialties offered at the surgical facilities.  Following the acquisition of a surgical facility, key physicians may cease to use the facility or we may be unable to retain key management personnel.  If we acquire the assets of a surgical facility rather than ownership in the entity that owns the surgical facility, we may be unable to assume the surgical facility's existing managed care contracts and may have to renegotiate, or risk losing, one or more of the surgical facility's managed care contracts.  We may also be unable to collect the accounts receivable of an acquired surgical facility.  We may also experience negative effects on our reported results of operations because of acquisition-related charges and potential impairment of goodwill and other intangibles.
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
The Healthcare Reform Acts dramatically alter the United States healthcare system and are intended to decrease the number of uninsured Americans and reduce overall healthcare costs. The Healthcare Reform Acts attempt to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, expanding the Medicare program's use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The Healthcare Reform Acts also contain a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program expanding the scope of the federal False Claims Act and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. The Healthcare Reform Acts provide for additional enforcement tools, cooperation between agencies, and funding for enforcement. The United States Supreme Court is expected to rule on the constitutionality of the Healthcare Reform Acts in 2012. The Supreme Court will consider four issues: (1) whether the "individual mandate" - the requirement that all individuals purchase some form of health insurance - is constitutional: (2) if the individual mandate is found unconstitutional, whether it is severable from the remainder of the Healthcare Reform Acts: (3) whether the Healthcare Reform Act's requirement that states expand Medicaid eligibility or risk losing federal funds is constitutional; and (4) whether the individual mandate is a tax for purposes of the Anti-Injunction Act, meaning the plaintiffs seeking to challenge the requirement must wait until it takes effect in 2014. It is difficult to predict the impact the Healthcare Reform Acts will have on our operations given the delay in implementing regulations, pending court challenges, and possible amendment or repeal of elements of the Healthcare Reform Acts. However, depending on how they are ultimately interpreted, amended and implemented, the Healthcare Reform Acts could have an adverse effect on our business, financial condition and results of operations.

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
During 2011, we derived 26% of our revenues from government payors, including 25% from the Medicare and Medicaid programs. During 2010, we derived 25% of our revenues from government payors, including 24% from the Medicare and Medicaid programs. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities. Additionally, the Budget Control Act of 2011 requires $1.2 trillion in automatic across-the-board spending reductions for FFY 2013 through FFY 2021, split evenly between domestic and defense spending. While certain programs (including the Medicaid program) are protected from these automatic spending reductions, Medicare reimbursement rates may be reduced by up to 2%.

We are unable to predict the effect of future government healthcare funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited or if we, or one or more of our surgical facilities, are excluded from participation in the Medicare, Medicaid or other government-sponsored healthcare programs, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.
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
The amount of our provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that results in increasing the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and cash flows. As enacted, the Healthcare Reform Acts seek to decrease, over time, the number of uninsured individuals. Among other things, the Healthcare Reform Acts will, beginning in 2014, expand Medicaid and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Healthcare Reform Acts due to the pending Supreme Court challenge, their complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Healthcare Reform Acts.
Our surgical facilities do not satisfy all of the requirements for any of the safe harbors under the federal Anti-kickback Statute.  If we fail to comply with the federal Anti-kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which may result in a substantial loss of revenues.
The Anti-kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, furnishing, purchasing or arranging for or recommending or inducing the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid, or any other federally funded healthcare program.  The Anti-kickback Statute is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations.  Violations of the Anti-kickback Statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000 and civil penalties of up to $50,000 for each violation, plus three times the remuneration involved or the amount claimed and exclusion from participation in the Medicare and Medicaid programs.  The exclusion, if applied to our surgical facilities, could result in significant reductions in our revenues and could have a material adverse effect on our financial condition and results of operations.  In addition, many of the states in which we operate have also adopted laws, similar to the Anti-kickback Statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care.  These statutes typically impose criminal and civil penalties as well as loss of licenses.  No state or federal regulatory actions have been taken against our surgical facilities under anti-kickback statutes during the time we have owned or operated the facilities.  Management is not aware of any such actions prior to our acquisition or management of these surgical facilities.
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

The Stark Law and similar state statutes are subject to different interpretations with respect to many important provisions.  Violations of these self-referral laws may result in substantial civil or criminal penalties, including treble damages for amounts improperly claimed, civil monetary penalties of up to $15,000 per prohibited service billed, up to $100,000 per prohibited circumvention scheme and exclusion from participation in the Medicare and Medicaid and other federal and state healthcare programs.  Exclusion of our ASCs or hospitals from these programs through future judicial or agency interpretation of existing laws or additional legislative restrictions on physician ownership or investments in healthcare entities could result in a significant loss of reimbursement revenues.  We cannot provide assurances that CMS will not undertake other rulemaking to address additional revisions to the Stark Law regulations.  If future rules modify the provisions of the Stark Law regulations that are applicable to our business, our revenues and profitability could be materially adversely affected and could require us to modify our relationships with our physician and healthcare system partners.
Healthcare reform has limited our ability to own and operate our hospitals.
Six of our owned surgical facilities are licensed as hospitals.  As discussed herein, the Stark Law currently includes an exception relating to physician ownership of a hospital, provided that the physician's ownership interest is in the whole hospital and the physician is authorized to perform services at the hospital known as the Whole Hospital Exception.  Physician investment in our facilities licensed as hospitals currently meets this requirement. The Whole Hospital Exception was addressed in the Healthcare Reform Acts, which provide, among other things: (i) a prohibition on hospitals from having any physician ownership unless the hospital already had physician ownership as of March 23, 2010 and a Medicare provider agreement in effect on December 31, 2010; (ii) a limitation on the percentage of the total value of the physician ownership in the hospital to such percentage as of March 23, 2010; (iii) a requirement for written disclosures of physician ownership interests, along with an annual report to the government detailing such ownership; and (iv) severe restrictions on the ability of a hospital subject to the whole hospital exception to add operating rooms, procedure rooms and beds.  While our hospitals were grandfathered at the dates of enactment of the Healthcare Reform Acts, they are subject to the above restrictions, which could have an adverse effect on our financial condition and results of operations.   If future legislation prohibiting physician referrals to hospitals in which the physicians own an interest were enacted by the U.S. Congress, our financial condition and results of operations could be materially adversely affected.
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
The U.S. government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs and other federal and state healthcare programs.  Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes, as well as penalties under the anti-fraud provisions of HIPAA.  While the criminal statutes are generally reserved for instances of fraudulent intent, the U.S. government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances.  For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge.  The government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care was substandard. The Fraud Enforcement and Recovery Act of 2009 further expanded the scope of the False Claims Act to create liability for knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government and the Healthcare Reform Acts created federal False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later.
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

The healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians. The Healthcare Reform Acts provide for additional enforcement tools, cooperation between agencies, and funding for enforcement. Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. In addition, the OIG (which is responsible for investigating fraud and abuse activities in government programs) and the U.S. Department of Justice periodically establish targeted enforcement initiatives that focus on specific billing practices or other areas that are highly susceptible to fraud and abuse. The OIG reported savings and expected recoveries for federal healthcare programs of more than $29.6 billion for FFY 2011 as a result of its enforcement activities.
Hospitals continue to be one of the primary focal areas of the OIG and other governmental fraud and abuse programs. In January 2005, the OIG issued Supplemental Compliance Program Guidance for Hospitals that focuses on hospital compliance risk areas. Some of the risk areas highlighted by the OIG include correct outpatient procedure coding, revising admission and discharge policies to reflect current CMS rules, submitting appropriate claims for supplemental payments such as pass-through costs and outlier payments and a general discussion of the fraud and abuse risks related to financial relationships with referral sources. Each federal fiscal year, the OIG also publishes a General Work Plan that provides a brief description of the activities that the OIG plans to initiate or continue with respect to the programs and operations of HHS and details the areas that the OIG believes are prone to fraud and abuse. In addition, the claims review strategies used by Recovery Audit Contractors, or RACs, generally include a review of high dollar claims, including inpatient hospital claims. As a result, during the three year RAC demonstration program, a large majority of the total amounts recovered by RACs came from hospitals.
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
If a federal or state agency asserts a different position or enacts new laws or regulations regarding illegal remuneration under the Medicare, Medicaid or other governmental programs, we may be subject to civil and criminal penalties, experience a significant reduction in our revenues or be excluded from participation in the Medicare, Medicaid or other government-sponsored healthcare programs.
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
Generally, the top referring physicians within each of our facilities represent a large share of our revenues and admissions. The loss of one or more of these physicians, even if temporary, could cause a material reduction in our revenues, which could take significant time to replace given the difficulty and cost associated with recruiting and retaining physicians.
We make significant loans to, and are generally liable for debts and other obligations of, the partnerships and limited liability companies that own and operate some of our surgical facilities.
We own and operate our surgical facilities through 17 limited partnerships and 38 limited liability companies.  Local physicians, physician groups and healthcare systems also own an interest in all but one of these partnerships and limited liability companies.  In the partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership, even if we do not own all of the partnership interests.  For the majority of our surgical facilities, indebtedness at the partnership level is funded through intercompany loans that we provide.  Through many of these loans, which totaled approximately $47.9 million as of December 31, 2011, we have a security interest in the partnership's or limited liability company's assets.  However, our financial condition and results of operations would be materially adversely affected if our surgical facilities are unable to repay these intercompany loans.
Our New Credit Facility and the indentures governing our outstanding notes allow us to borrow funds that we can lend to the partnerships and limited liability companies in which we own an interest.  Although most of our intercompany loans are secured by the assets of the partnership or limited liability company, the physicians and physician groups that own an interest in these partnerships and limited liability companies generally do not guarantee a pro rata amount of this debt or the other obligations of these partnerships and limited liability companies.
We also guarantee the third-party debts and other obligations of many of the non-consolidated partnerships and limited liability companies in which we own an interest.  As of December 31, 2011, we had approximately $643,000 of off-balance sheet guarantees of non-consolidated third-party debt in connection with these surgical facilities. In most instances, the physicians and/or physician groups have also guaranteed their pro-rata share of the indebtedness to secure the financing.
If our operations in New York are found not to be in compliance with New York law, we may be unable to continue or expand our operations in New York.
We own an interest in a limited liability company which provides administrative services to an ASC located in New York.  Laws in the State of New York require that corporations have natural persons as stockholders to be approved by the New York Department of Health as a licensed healthcare facility.  Accordingly, we are not able to own interests in a limited partnership or limited liability company that owns an interest in a healthcare facility located in New York.  Laws in the State of New York also prohibit the delegation of certain management functions by a licensed healthcare facility.  The law does permit a licensed facility to lease premises and obtain various services from non-licensed entities.  However, it is not clear what types of delegation constitute a violation.  Although we believe that our operations and relationships in New York are in compliance with applicable laws, if New York regulatory authorities or a third-party asserts a contrary position, we may be unable to continue or expand our operations in New York.
If regulations change, we may be obligated to purchase some or all of the ownership of our physician partners or renegotiate some of our partnership and operating agreements with our physician partners and management agreements with surgical facilities.
Upon the occurrence of various fundamental regulatory changes or changes in the interpretation of existing regulations, we may be obligated to purchase all of the ownership of the physician investors in most of the partnerships or limited liability companies that own and operate our surgical facilities.  The purchase price that we would be required to pay for the ownership is typically based on either a multiple of the surgical facility's EBITDA, as defined in our partnership and operating agreements with these surgical facilities, or the fair market value of the ownership as determined by a third-party appraisal.  The physician investors in some of our surgical facilities can require us to purchase their interests in exchange for cash or shares of our common stock if these regulatory changes occur.  In addition, some of our partnership agreements with our physician partners and management agreements with surgical facilities require us to attempt to renegotiate the agreements upon the occurrence of various fundamental regulatory changes or changes in the interpretation of existing regulations and provide for termination of the agreements if renegotiations are not successful.
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

We do not control whether or when any of these regulatory events might occur.  In the event we are required to purchase all of the physicians' ownership, our existing capital resources would not be sufficient for us to meet this obligation.  These obligations and the possible termination of our partnership and management agreements would have a material adverse effect on our financial condition and results of operations.
If we become subject to large malpractice and related legal claims, we could be required to pay significant damages, which may not be covered by insurance.
In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories.  Many of these actions involve large monetary claims and significant defense costs.  We maintain liability insurance in amounts that we believe are appropriate for our operations.  Currently, we maintain professional and general liability insurance that provides coverage on a claims-made basis of $1.0 million per occurrence with a retention of $50,000 per occurrence and $3.0 million in annual aggregate coverage per surgical facility.  In addition, physicians who provide professional services in our surgical facilities are required to maintain separate malpractice coverage with similar minimum coverage limits.  We also maintain business interruption insurance and property damage insurance, as well as an additional umbrella liability insurance policy in the aggregate amount of $25.0 million.  However, this insurance coverage may not cover all claims against us.  Insurance coverage may not continue to be available at a cost allowing us to maintain adequate levels of insurance.  If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, our financial condition and results of operations could be adversely affected.
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
Our revenues are particularly sensitive to regulatory, economic and other conditions in the states of Texas and Florida.  As of December 31, 2011, we owned and operated six surgical facilities in Texas and seven surgical facilities in Florida.  The Texas facilities represented about 10% of our patient service revenues during 2011 and 12% during 2010, and the surgical facilities in Florida represented about 9% of our patient service revenues during both 2011 and 2010.
In addition, our facilities in Idaho Falls, Idaho, Houma, Louisiana and Durango, Colorado each generated approximately 24%, 5% and 5% of our patient service revenues during 2011, and 15%, 5% and 6%, respectively, of our patient service revenues during 2010.  We acquired our facility in Idaho Falls, Idaho during 2010. If these facilities are adversely affected by regulatory, economic and other conditions, or if these facilities do not perform effectively, our financial condition and results of operations will be adversely affected.

We depend on our senior management, and we may be adversely affected if we lose any member of our senior management.

We are highly dependent on our senior management, including Richard E. Francis, Jr., our chairman of the board and chief executive officer, and Clifford G. Adlerz, our president and chief operating officer.  Our employment agreements with Messrs. Francis and Adlerz have three-year terms which automatically extend until terminated.  We may terminate each employment agreement for cause.  In addition, either party may terminate the employment agreement at any time by giving prior written notice to the other party.  We do not maintain “key man” life insurance policies on any of our officers.  Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on our financial condition and results of operations.
If we are unable to integrate and operate our information systems effectively, our operations could be disrupted.
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
We are a holding company, and our ability to service our debt is dependent upon the earnings from the business conducted by our subsidiaries that operate the surgical facilities. The effect of this structure is that we depend on the earnings of our subsidiaries, and the distribution or payment to us of a portion of these earnings to meet our obligations, including those under our New Credit Facility and outstanding notes and any of our other debt obligations. The distributions of those earnings or advances or other distributions of funds by these entities to us, all of which are contingent upon our subsidiaries' earnings, are subject to various business considerations. In addition, distributions by our subsidiaries could be subject to statutory restrictions, including state laws requiring that such subsidiaries be solvent, or contractual restrictions. Some of our subsidiaries may become subject to agreements that restrict the sale of assets and significantly restrict or prohibit the payment of dividends or the making of distributions, loans or other payments to stockholders, partners or members.
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
Circumstances may occur in which the interests of our principal stockholders could be in conflict with the interests of the holders of our notes. In addition, these stockholders may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in our company, even though those transactions may involve risks to other interest holders.
A majority of the outstanding shares of common stock of our parent company are held by Crestview and certain related investors (the “Crestview Funds”). As a result of their stock ownership, the Crestview Funds control us and have the power to elect a majority of our directors, appoint new management and approve any action requiring the approval of the holders of common stock, including adopting amendments to our certificate of incorporation and approving acquisitions or sales of all or substantially all of our assets. The directors elected by the Crestview Funds have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Nashville, Tennessee in approximately 44,000 square feet of leased office space, under a ten-year lease that commenced on November 1, 2002.  Upon expiration of the initial ten-year term, the lease may be renewed for two additional five-year periods.  To exercise the renewal option, we must give notice at least nine months prior to the expiration of the lease term in question.  Effective January 27, 2012, we amended our lease agreement to extend our lease term to December 31, 2017.
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
Additional information about our surgical facilities and our other properties can be found in Item 1 of this report under the caption, “Business—Operations.”

Item 3.	Legal Proceedings
We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts and employment related claims.  In certain of these actions, plaintiffs request payment for damages, including punitive damages, that may not be covered by insurance.

Item 4.	Mine Safety Disclosure —Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We are wholly owned by Symbion Holdings Corporation which is owned by Crestview and certain affiliated funds managed by Crestview and co-investors.  There is no public trading market for our equity securities or those of Holdings.  As of March 16, 2012, there were 10 holders of Holdings common stock.

Item 6.	Selected Financial Data
The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the years ended December 31, 2011, 2010 and 2009, and the selected consolidated balance sheet data set forth below at December 31, 2011 and 2010, are derived from our audited consolidated financial statements that are included elsewhere in this report.  The selected consolidated statement of operations data set forth below for the years ended December 31, 2008 and 2007, and the selected consolidated balance sheet data set forth below at December 31, 2009, 2008 and 2007, are derived from our audited consolidated financial statements that are not included in this report.
The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$444,653	$394,555	$323,667	$306,437	$276,971
Cost of revenues	316,978	280,346	229,063	205,487	185,914
General and administrative expense	22,723	22,465	21,448	23,923	31,872
Depreciation and amortization	20,263	18,354	16,008	14,107	11,608
Provision for doubtful accounts	6,963	6,596	2,730	3,455	3,982
Income on equity investments	(1,876)	(2,901)	(2,318)	(1,504)	(16)
Impairment and loss (gain) on disposal of long-lived assets, net	4,822	(907)	2,813	898	(706)
Loss on debt extinguishment	4,751	—	—	—	—
Litigation settlements, net	(391)	(35)	—	893	—
Business combination remeasurement gains	—	(3,169)	—	—	—
Merger transaction expenses	—	—	—	—	7,522
Total operating expenses	374,233	320,749	269,744	247,259	240,176
Operating income	70,420	73,806	53,923	59,178	36,795
Interest expense, net	(54,321)	(48,020)	(44,936)	(43,433)	(20,055)
Income before income taxes and discontinued operations	16,099	25,786	8,987	15,745	16,740
Provision for income taxes	9,372	7,725	7,685	13,081	3,178
Income from continuing operations	6,727	18,061	1,302	2,664	13,562
Income (loss) from discontinued operations, net of taxes	207	(190)	(4,754)	(1,296)	2,550
Net income (loss)	6,934	17,871	(3,452)	1,368	16,112
Less: Net income attributable to noncontrolling interests	(33,521)	(26,611)	(19,002)	(22,166)	(21,514)
Net loss attributable to Symbion, Inc.	$(26,587)	$(8,740)	$(22,454)	$(20,798)	$(5,402)
Cash Flow Data — continuing operations:
Net cash provided by operating activities	$67,489	$66,928	$57,335	$57,121	$49,101
Net cash used in investing activities	(18,103)	(53,009)	(11,193)	(32,719)	(50,909)
Net cash (used in) provided by financing activities	(53,912)	10,251	(41,417)	(30,586)	16,698
Other Data:
EBITDA(1)	$68,088	$62,809	$55,039	$54,131	$44,451
EBITDA as a % of revenues	15.3%	15.9%	17.0%	17.7%	16.0%
Number of surgical facilities operated as of end of period(2)	63	62	67	68	61

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$89,021	$77,301	$40,782	$52,271	$70,619
Total assets	978,094	970,397	790,727	783,563	768,814
Total long-term debt, less current maturities	544,694	507,228	444,487	439,917	428,870
Total Symbion, Inc. stockholders’ equity	158,129	185,426	193,413	211,206	233,286
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

We use EBITDA as a measure of liquidity.  We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures.  We also use EBITDA, with some variation in the calculation, to determine compliance with some of the covenants under the New Credit Facility, as well as to determine the interest rate and commitment fee payable under the senior secured credit facility.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - EBITDA and Consolidated Adjusted EBITDA".
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

The following table reconciles EBITDA to net cash provided by operating activities—continuing operations:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
EBITDA	$68,088	$62,809	$55,039	$54,131	$44,451
Depreciation and amortization	(20,263)	(18,354)	(16,008)	(14,107)	(11,608)
Non-cash (losses) gains, net of noncontrolling interests	(9,573)	4,076	(2,813)	(898)	706
Non-cash stock option compensation expense	(1,353)	(1,336)	(1,297)	(2,114)	(10,746)
Interest expense, net	(54,321)	(48,020)	(44,936)	(43,433)	(20,055)
Provision for income taxes	(9,372)	(7,725)	(7,685)	(13,081)	(3,178)
Net income attributable to noncontrolling interests	33,521	26,611	19,002	22,166	21,514
Merger transaction expenses	—	—	—	—	(7,522)
Income (loss) from discontinued operations, net of taxes	207	(190)	(4,754)	(1,296)	2,550
Net income (loss)	6,934	17,871	(3,452)	1,368	16,112
(Income) loss from discontinued operations	(207)	190	4,754	1,296	(2,550)
Depreciation and amortization	20,263	18,354	16,008	14,107	11,609
Amortization of deferred financing costs	2,886	2,004	2,004	4,477	2,194
Non-cash payment-in-kind interest option	22,368	26,079	23,263	17,616	—
Non-cash recognition of other comprehensive loss into earnings	665	2,731	2,853	—	—
Non-cash credit risk adjustment of financial instruments	—	189	1,629	—	—
Non-cash stock option compensation expense	1,353	1,336	1,297	2,114	10,746
Non-cash losses (gains)	4,822	(4,076)	2,813	898	(706)
Loss on debt extinguishment	4,751	—	—	—	—
Deferred income tax provision (benefit)	8,971	10,979	8,682	13,718	15,854
Equity in earnings of unconsolidated affiliates, net of distributions received	106	50	(207)	333	(16)
Provision for doubtful accounts	6,963	6,596	2,730	3,455	3,982
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(11,261)	(15,018)	(4,442)	(3,089)	739
Other assets and liabilities	(1,125)	(358)	(597)	828	(8,863)
Net cash provided by operating activities—continuing operations	$67,489	$66,927	$57,335	$57,121	$49,101

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Executive Overview
We own and operate a national network of short stay surgical facilities in 28 states.  Our surgical facilities, which include ASCs and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology.  Some of our surgical hospitals also provide acute care services, such as diagnostic imaging, pharmacy, laboratory, obstetrics, physical therapy and wound care. We own our surgical facilities in partnership with physicians and in some cases healthcare systems in the markets and communities we serve.  We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure.  We believe this approach aligns our interests with those of our partners.  As of March 16, 2012, we owned and operated 55 surgical facilities, including 49 ASC's and six surgical hospitals. We also managed eight additional ASCs.  We owned a majority interest in 31 of the 55 surgical facilities and consolidated 49 of these facilities for financial reporting purposes.  We are reporting two of the 55 surgical facilities as discontinued operations. In addition to our surgical facilities, we also manage one physician clinic in a market in which we operate an ASC and a surgical hospital.
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
On June 14, 2011, we issued $350.0 million aggregate principal amount of 8.00% Senior Secured Notes due 2016 at a price of 98.492% (the "Offering"). We used the net proceeds from the sale of the Senior Secured Notes, together with cash on our balance sheet, to repay in full, all outstanding borrowings under our $350.0 million existing senior secured credit facilities and to repurchase $70.8 million aggregate principal amount of our Toggle Notes, at par plus accrued and unpaid interest, from certain holders of Toggle Notes. Simultaneous with the closing of the Offering, we entered into a new $50.0 million senior secured super-priority revolving credit facility and issued $88.5 million aggregate principal amount of 8.00% senior PIK Exchangeable Notes due 2017 to affiliates of Crestview and certain other holders of Toggle Notes in exchange for $85.4 million aggregate principal amount of our existing Toggle Notes, at par plus accrued and unpaid interest. Effective September 9, 2011, we cancelled $9.0 million aggregate principal amount of our Senior Secured Notes held by certain holders of such notes, plus accrued and unpaid interest, in exchange for our issuance to such parties of an additional $9.2 million aggregate principal amount of our PIK Exchangeable Notes.

We continue to focus on improving the performance of our same store facilities, selectively acquiring established facilities and developing new facilities. Effective October 1, 2011, we acquired an oncology practice, which is operated within our existing facility located in Idaho Falls, Idaho. The purchase price of the acquisition was $3.8 million, consisting of $2.7 million of cash and approximately $1.1 million in the form of equity ownership in our facility located in Idaho Falls, Idaho. This transaction was financed with cash borrowings under an available facility level line of credit.

Effective August 1, 2011 we acquired a 56.0% ownership interest in an ASC and a 50.0% ownership interest in a 20-bed surgical hospital located in Great Falls, Montana. We consolidate the ASC for financial reporting purposes and account for the surgical hospital as an equity method investment for financial reporting purposes. In addition, we acquired the rights to manage a medical clinic in Great Falls, Montana consisting of multi-specialty physicians who are partners in the surgical facilities acquired. The aggregate purchase price was $5.2 million plus the assumption of debt of approximately $232,000. This acquisition was financed with cash from operations.

Effective January 7, 2011, we acquired an incremental ownership interest of 3.5% at one of our surgical facilities located in Chesterfield, Missouri for a purchase price of $1.8 million. Additionally, on July 1, 2011, we acquired an additional incremental ownership interest of 2.0% in this facility for a purchase price of $1.0 million. Both transactions were financed with cash from operations. Subsequent to this acquisition, we owned a 55.5% ownership interest in this facility.

Effective September 30, 2011, we completed a scheduled termination of our physician network agreements which included a surgical facility we operated. We received aggregate proceeds of $481,000 and recorded a loss of $251,000.

Revenues
Our revenues consist of patient service revenues, physician service revenues and other service revenues.  Our patient service revenues relate to fees charged for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes.  Physician service revenues are revenues from our recently divested physician network consisting of reimbursed expenses, plus participation in the excess of revenues over expenses of the physician networks, as provided for in our service agreements with our physician networks.  Other service revenues consist of management and administrative service fees derived from the non-consolidated facilities that we account for under the equity method, management of surgical facilities in which we do not own an interest, and management services we provide to physician clinics for which we are not required to provide capital or additional assets.
The following tables summarize our revenues by service type as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Patient service revenues	98%	97%	96%
Physician service revenues	1	1	2
Other service revenues	1	2	2
Total	100%	100%	100%

Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Private Insurance	67%	68%	71%
Government	26	25	24
Self-pay	3	4	4
Other	4	3	1
Total	100%	100%	100%
Case Mix
We primarily operate multi-specialty facilities where physicians perform a variety of procedures in specialties, including orthopedics, pain management, gastroenterology and ophthalmology, among others.  We believe this diversification provides us protection from any adverse pricing and utilization trends in any individual procedure type and results in greater consistency in our case volume.
The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Ear, nose and throat	5.9%	5.8%	5.7%
Gastrointestinal	30.1	30.2	29.5
General surgery	3.8	3.9	4.0
Obstetrics/gynecology	2.9	2.8	2.9
Ophthalmology	15.8	16.2	17.2
Orthopedic	16.9	17.0	15.9
Pain management	13.9	13.6	13.7
Plastic surgery	2.7	2.8	2.7
Other	8.0	7.7	8.4
Total	100%	100%	100%
Case Growth
Same Store Information
We define same store facilities as those facilities that were operating throughout the respective years ended December 31, 2011 and 2010.  The following same store facility table includes both consolidated surgical facilities included in continuing operations that are included in our revenue and non-consolidated surgical facilities that are not reported in our revenue, as we account for these surgical facilities using the equity method.  This same store facilities table is presented to allow comparability to other companies in our industry for the periods indicated:

	Three Months Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
Cases	62,459	63,482	230,050	237,043
Case growth	(1.6)%	N/A	(3.0)%	N/A
Net patient service revenue per case	$2,052	$1,870	$1,517	$1,509
Net patient service revenue per case growth	9.7%	N/A	0.6%	N/A
Number of same store surgical facilities	49	N/A	47	N/A

Our same store revenue increased by 8.1% for the three months ended December 31, 2011 compared to the 2010 period with a decrease in cases of 1.6% offset by a 9.7% increase in net revenue per case, primarily driven by higher acuity cases at our surgical hospitals. Our same store results for the quarter include two of our surgical hospitals which were excluded from our year over year same store results because they were acquired subsequent to January 1, 2010.
Our same store revenue decreased by 2.4% for the year ended December 31, 2011 compared to 2010 with a decrease in cases of 3.0% offset by a 0.6% increase in net revenue per case. The decrease in cases resulted from a combination of volume weakness experienced throughout the year combined with a scheduled termination of an agreement with a health plan to utilize one of our facilities for a specified period of time.

Consolidated Information
The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated.  Accordingly, the table includes surgical facilities that we have acquired or developed since January 1, 2010:

	Three Months Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
Cases	60,127	59,526	232,075	230,829
Case growth	1.0%	N/A	0.5%	N/A
Net patient service revenue per case	$1,990	$1,815	$1,871	$1,656
Net patient service revenue per case growth	9.7%	N/A	13.0%	N/A
Number of surgical facilities operated as of end of the period(1)	61	60	61	60
Number of consolidated surgical facilities	47	47	47	47
________________________________________
(1) Includes surgical facilities that we manage but do not own.

Operating Trends
Our operating income margin, excluding non-cash gains and losses, for the year ended December 31, 2011, increased to 18.0% from 17.7% during the year ended December 31, 2010. This increase is attributable to growth at our surgical hospitals, including an increase in net patient revenue per case due to an increase in higher acuity cases performed at these facilities. However, we continue to experience volume weakness across our system, primarily in our ASCs. Consistent with the overall volume decrease experienced by our industry, our comparable same store cases reflect a decline of 3.0% for 2011 compared to 2010. Our case volume was impacted by a scheduled termination of an agreement with a health plan to utilize one of our facilities for a specified period of time. Our operating income margins remain sensitive to volume changes due to certain fixed costs such as facility rent expense and minimum staffing requirements, in addition to month to month volatility.

Acquisitions and Developments
2011 Activities
Effective October 1, 2011, we acquired an oncology practice, which is operated within our existing facility located in Idaho Falls, Idaho. The purchase price of the acquisition was $3.8 million, consisting of $2.7 million of cash and approximately $1.1 million in the form of equity ownership in our facility located in Idaho Falls, Idaho. This transaction was financed with cash borrowings under an available facility level line of credit.
Effective August 1, 2011, we acquired a 56.0% ownership interest in an ambulatory surgery center and a 50.0% ownership interest in a 20-bed surgical hospital located in Great Falls, Montana. We consolidate the ambulatory surgery center for financial reporting purposes and account for the surgical hospital as an equity method investment for financial reporting purposes. In addition, we acquired the rights to manage a medical clinic in Great Falls, Montana consisting of multi-specialty physicians who are partners in the surgical facilities acquired. The aggregate purchase price was $5.2 million plus the assumption of debt of approximately $232,000. The acquisition was financed with cash from operations.
Effective January 7, 2011, we acquired an incremental ownership interest of 3.5% at our surgical facility located in Chesterfield, Missouri for a purchase price of $1.8 million. Additionally, on July 1, 2011, we acquired an additional incremental ownership interest of 2.0% in this facility for a purchase price of $1.0 million. Both transactions were financed with cash from operations. As of March 16, 2012, we owned a 55.5% ownership interest in this facility.

2010 Activities
Effective July 1, 2010, we acquired an incremental, controlling ownership interest of 37.0% in one of our surgical facilities located in Chesterfield, Missouri for $18.8 million. Subsequent to the acquisition, we held a 50.0% ownership interest in the facility. As part of the acquisition, we consolidated $4.8 million of third-party facility debt on our balance sheet. We subsequently restructured this debt using borrowings from our $100.0 million revolving, swingline and letter of credit facility (the “Revolving Facility"). As a result of this acquisition, we hold a controlling interest in this facility. The acquisition was treated as a business combination, and we began consolidating the facility for financial reporting purposes in the third quarter of 2010. We financed the aggregate purchase price with proceeds from our Revolving Facility.

Effective April 9, 2010, we acquired an ownership of 54.5% in a surgical hospital located in Idaho Falls, Idaho for approximately $31.9 million plus the assumption of approximately $6.1 million of debt and other obligations of $48.0 million, which we consolidate on our balance sheet. The other obligations include a financing obligation of $48.0 million payable to the hospital facility lessor for the land, buildings and improvements of the facility. We financed the acquisition with borrowings from our Revolving Facility. We consolidate this facility for financial reporting purposes.

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
Discontinued Operations and Divestitures
From time to time, we evaluate our portfolio of surgical facilities to ensure the facilities are performing as we expect. During the fourth quarter of 2011, we committed to a plan to divest our interest in two facilities that we consolidated for financial reporting purposes. During 2010, we disposed of four surgical facilities which are classified as discontinued operations. In connection with one of our disposed facilities, we recorded an accrual of $1.7 million for future contractual obligations under a facility operating lease. As of December 31, 2011, the lease liability was $923,000. There were no future contractual obligations in connection with the divestiture of the other three facilities. The assets, liabilities, revenues, expenses and cash flows of the four facilities have been classified as discontinued operations for all periods presented.
Revenues, income from operations before taxes, income tax provision (benefit), loss on sale, net of taxes and income (loss) from discontinued operations, net of taxes, for the following periods indicated, were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenues	$11,630	$20,191	$27,825
Income from operations before income taxes	882	(501)	1,203
Income tax provision (benefit)	257	67	117
Loss on sale, net of taxes	(418)	378	(5,840)
Income (loss) from discontinued operations, net of taxes	$207	$(190)	$(4,754)
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
We also consider the relevant sections of the Financial Accounting Standards Board’s Accounting Standards Codification, Topic 810, Consolidation, to determine if we have the power to direct the activities and are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights.  At December 31, 2011, we consolidate two entities because we are the primary beneficiary.
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
Physician service revenues are revenues from a physician network, consisting of reimbursed expenses, plus participation in the excess of revenues over expenses of the physician networks, as provided for in our service agreements with our physician networks.  Reimbursed expenses include the costs of personnel, supplies and other expenses incurred to provide the management services to the physician networks.  We recognize physician service revenues in the period in which reimbursable expenses are incurred and in the period in which we have the right to receive a percentage of the amount by which a physician network’s revenues exceed its expenses.  Physician service revenues are based on net billings with any changes in estimated contractual adjustments reflected in service revenues in the subsequent period. Effective September 30, 2011, the Company completed a scheduled termination of its physician network agreements.
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
We estimate our allowances for bad debts using similar information and analysis.  While we believe that our allowances for contractual adjustments and bad debts are adequate, if the actual write-offs are significantly different from our estimates, it could have a material adverse effect on our financial condition and results of operations.  Because in most cases, we have the ability to verify a patient’s insurance coverage before services are rendered and because we have entered into contracts with third-party payors which account for a majority of our total revenues, the out-of-period contractual adjustments have been minimal.  Our net accounts receivable reflected allowances for doubtful accounts of $10.2 million, $10.0 million and $8.9 million, at December 31, 2011, 2010 and 2009, respectively.
The following table summarizes our days sales outstanding for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Days sales outstanding	51	48	38
The increase in days sales outstanding from 2009 to 2010 is primarily attributable to the acquisition of the incremental, controlling ownership interest in one of our surgical facilities located in Chesterfield, Missouri. This surgical facility has a high concentration of cases associated with legal proceedings which routinely have an extended collection cycle.
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
The following table summarizes our accounts receivable aging, net of contractual adjustments but before our allowance for doubtful accounts and certain other allowances, for consolidated surgical facilities as of the periods indicated (in thousands):

	Year Ended December 31,
	2011		2010
	Amount	% of Total	Amount	% of Total
Current	$34,060	40%	$31,110	41%
31 to 60 days	14,091	17	12,882	17
61 to 90 days	7,174	9	6,907	9
91 to 120 days	3,907	5	4,795	6
121 to 150 days	3,787	4	3,641	5
Over 150 days	21,062	25	17,319	22
Total	$84,081	100%	$76,654	100%
We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor.  However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal.  Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered.  It is our policy to collect co-payments and deductibles prior to providing services.  It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure.  Because our services are primarily non-emergency, our surgical facilities have the ability to control these procedures.  Our patient service revenues from self-pay as a percentage of total revenues were approximately 3% for the year ended December 31, 2011 and approximately 4% for December 31, 2010.
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

We performed our annual goodwill impairment assessment by developing a fair value estimate of the business enterprise as of December 31, 2011 using a discounted cash flows approach.  We corroborated the results of our fair value estimate using a market-based approach.  As we do not have publicly traded equity from which to derive a market value, an assessment of peer-company trading data was performed, whereby management selected comparable peers based on growth and leverage ratios, as well as industry specific characteristics.  Management estimated a reasonable market value of the Company as of December 31, 2011 based on earnings multiples and trading data of the Company's peers. This market-based approach was then used to assess the reasonableness of the discounted cash flows approach.  The result of our annual goodwill impairment test at December 31, 2011 indicated no potential impairment.
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

We continuously evaluate our equity method investments for potential impairment. At December 31, 2011, we determined that the future projected cash flow at one of our surgical facilities located in Novi, Michigan no longer supports the carrying value of the investment and, as a result, we recorded an impairment charge of $2.9 million related to its equity method investment in this facility. Additionally, we recorded a valuation allowance of $2.1 million related to a note receivable due from this facility. The loss is included in impairment and loss (gain) on disposal of long-lived assets.

Off-Balance Sheet Arrangements

We guarantee the third-party debts and other obligations of many of the non-consolidated partnerships and limited liability companies in which we own an interest.  As of December 31, 2011, we had approximately $643,000 of off-balance sheet guarantees of non-consolidated third-party debt in connection with these surgical facilities. In most instances, the physicians and/or physician groups have also guaranteed their pro-rata share of the indebtedness to secure the financing.

Results of Operations
The following table summarizes certain statements of operations items for each of the three years ended December 31, 2011, 2010 and 2009.  The table also shows the percentage relationship to revenues for the periods indicated:

	2011		2010		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$444,653	100%	$394,555	100%	$323,667	100%
Cost of revenues	316,978	71.3	280,346	71.1	229,063	70.8
General and administrative expense	22,723	5.1	22,465	5.7	21,448	6.6
Depreciation and amortization	20,263	4.6	18,354	4.7	16,008	4.9
Provision for doubtful accounts	6,963	1.6	6,596	1.7	2,730	0.8
Income on equity investments	(1,876)	(0.4)	(2,901)	(0.7)	(2,318)	(0.7)
Impairment and loss (gain) on disposal of long-lived assets, net	4,822	1.1	(907)	(0.3)	2,813	0.9
Loss on debt extinguishments	4,751	1.1	—	—	—	—
Litigation settlements, net	(391)	(0.1)	(35)	—	—	—
Business combination remeasurement gains	—	—	(3,169)	(0.9)	—	—
Total operating expenses	374,233	84.3	320,749	81.3	269,744	83.3
Operating income	70,420	15.7	73,806	18.7	53,923	16.7
Interest expense, net	(54,321)	(12.2)	(48,020)	(12.2)	(44,936)	(13.9)
Income before income taxes and discontinued operations	16,099	3.5	25,786	6.5	8,987	2.8
Provision for income taxes	9,372	2.1	7,725	2.0	7,685	2.4
Income from continuing operations	6,727	1.4	18,061	4.5	1,302	0.4
Income (loss) from discontinued operations, net of taxes	207	—	(190)	—	(4,754)	(1.5)
Net income (loss)	6,934	1.4	17,871	4.5	(3,452)	(1.0)
Less: Net income attributable to noncontrolling interests	(33,521)	(7.5)	(26,611)	(6.7)	(19,002)	(5.9)
Net loss attributable to Symbion, Inc.	$(26,587)	(6.1)%	$(8,740)	(2.2)%	$(22,454)	(6.9)%
Year Ended December 31, 2011 Compared To Year Ended December 31, 2010
Overview.  In 2011, our revenues increased 12.7% to $444.7 million from $394.6 million in 2010.  We incurred a net loss attributable to Symbion, Inc. for the year ended December 31, 2011 of $26.6 million compared to a net loss of $8.7 million for the year ended December 31, 2010. Included in our net loss for 2011 was a $4.8 million loss on debt extinguishment and a loss of $2.9 million related to the impairment of one of our equity method investments located in Novi, Michigan and an additional valuation allowance of $2.1 related to a note receivable from this facility. During the year ended December 31, 2010, we recognized a $3.2 million business combination remeasurement gain. Excluding these items, we incurred a net loss attributable to Symbion, Inc. for 2011 of $16.8 million, compared to a net loss attributable to Symbion, Inc. of $11.9 million for 2010.
Our financial results for 2011 compared to 2010 reflect the addition of two surgical facilities that we consolidate for financial reporting purposes, one surgical facility which we account for using the equity method, and a controlling interest in a surgical facility which was previously recorded as an equity method investment. We began consolidating this facility during the third quarter of 2010.

Revenues.  Revenues for the year ended December 31, 2011 compared to December 31, 2010 were as follows (in thousands):

	2011	2010	Dollar Variance	Percent Variance
Patient service revenues	$434,138	$382,328	$51,810	13.6%
Physician service revenues	4,483	5,800	(1,317)	(22.7)
Other service revenues	6,032	6,427	(395)	(6.1)
Total revenues	$444,653	$394,555	$50,098	12.7%
Patient service revenues increased 13.6% for the year ended December 31, 2011 compared to the year ended December 31, 2010. This increase in patient service revenues, including a 0.5% increase in case volume, is attributable to surgical facilities and additional incremental, controlling ownership acquired since January 1, 2010. In addition, this increase is attributable to growth at our surgical hospitals, including an increase in net patient revenue per case due to an increase in higher acuity cases performed at these facilities.

However, we continue to experience volume weakness across our system, primarily in our ASCs. Consistent with the overall volume decrease experienced by our industry, our comparable same store cases reflect a decline of 3.0% for 2011 compared to 2010. Our case volume was impacted by a scheduled termination of an agreement with a health plan to utilize one of our facilities for a specified period of time.
Cost of Revenues.  Cost of revenues for the year ended December 31, 2011 was $317.0 million compared to $280.3 million for the year ended December 31, 2010. This increase is attributable to surgical facilities and additional incremental, controlling ownership acquired since January 1, 2010. In addition, this increase is attributable to growth at our surgical hospitals. As a percentage of total revenues, cost of revenues increased to 71.3% for 2011 compared to 71.1% for 2010.
General and Administrative Expense.  General and administrative expense increased to $22.7 million for the year ended December 31, 2011 compared to $22.5 million for the year ended December 31, 2010. As a percentage of revenues, general and administrative expense decreased to 5.1% for 2011 compared to 5.7% for 2010. This decrease is primarily attributable to our leveraging of corporate overhead costs while continuing to increase revenue through recent acquisitions.
Depreciation and Amortization.  Depreciation and amortization expense increased to $20.3 million for the year ended December 31, 2011 compared to $18.4 million for the year ended December 31, 2010. This increase is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2010. As a percentage of revenues, depreciation and amortization expense decreased to 4.6% for 2011 compared to 4.7% for 2010.
Provision for Doubtful Accounts.  The provision for doubtful accounts increased to $7.0 million for the year ended December 31, 2011 compared to $6.6 million for the year ended December 31, 2010. As a percentage of revenues, the provision for doubtful accounts decreased to 1.6% for 2011 from 1.7% for 2010.
Income on Equity Investments.  Income on equity investments represents the net income of certain investments we have in surgical facilities.  These surgical facilities are not consolidated for financial reporting purposes.  Income on equity investments decreased to $1.9 million for the year ended December 31, 2011 from $2.9 million for the year ended December 31, 2010.  This decrease is attributable to the acquisition of an additional incremental, controlling ownership interest at one of our facilities previously held as an equity method investment.
Impairment and Loss (Gain) on Disposal of Long-Lived Assets.  We recognized a loss on the impairment and disposal of long-lived assets of $4.8 million during the year ended December 31, 2011. Included in this loss is an impairment charge of $2.9 million related to one of our equity method investments located in Novi, Michigan. The Company also recorded a valuation allowance of $2.1 million related to a note receivable due from this facility. These impairment charges are offset by gains on disposal of various long-lived assets.
Loss on Debt Extinguishment. As a result of our debt restructuring during the second quarter of 2011, we incurred a loss on debt extinguishment of $4.8 million. This charge is comprised primarily of capitalized debt issuance costs written off in connection with our termination of debt instruments as part of the restructuring.

Business Combination Remeasurement Gains.  Effective July 1, 2010, we acquired an incremental, controlling ownership of 37.0% in one of our surgical facilities located in Chesterfield, Missouri for $18.8 million. We recognized a gain of $3.2 million as a result of remeasuring our existing equity ownership interest in this facility held before the incremental acquisition of controlling ownership interests as required under generally accepted accounting principles.
Operating Income.  For the year ended December 31, 2011, operating income excluding non-cash gains and losses increased to $80.0 million from $69.7 million for the year ended December 31, 2010. This increase is primarily attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2010.
Interest Expense, Net of Interest Income.  Interest expense, net of interest income, increased to $54.3 million for the year ended December 31, 2011 compared to $48.0 million for the year ended December 31, 2010. The increase is primarily attributable to the increase in long-term debt due to our PIK elections and a higher interest rate on our Senior Secured Notes compared to our previous variable rate senior secured credit facility.
Provision for Income Taxes.  Tax expense of $9.4 million for the year ended December 31, 2011 and $7.7 million for the year ended December 31, 2010 is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments. The increase in tax expense compared to the prior year relates to an increase in our valuation allowance recorded against certain deferred tax assets, primarily due to our impairment charge of $2.9 million related to our equity method investment located in Novi, Michigan as well as a valuation allowance of $2.1 million related to a note receivable due from this facility.
Net Income Attributable to Noncontrolling Interests.  Income attributable to noncontrolling interests increased to $33.5 million for the year ended December 31, 2011 compared to $26.6 million for the year ended December 31, 2010. As a percentage of revenues, income attributable to noncontrolling interests increased to 7.5% for 2011 compared to 6.7% for 2010. This increase is primarily attributable to an increase in operating income at one of our surgical hospitals in which we do not hold a majority ownership but consolidate for financial reporting purposes.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Overview.  In 2010, our revenues increased 21.9% to $394.6 million from $323.7 million for 2009.  We incurred a net loss attributable to Symbion, Inc. for the year ended December 31, 2010 of $8.7 million compared to $22.5 million for the year ended December 31, 2009.  Our financial results for 2010 compared to 2009 reflect the addition of one surgical facility which we consolidate for financial reporting purposes.  Also, we acquired an incremental, controlling ownership interest of a surgical facility which was previously recorded as an equity method investment. As a result of this acquisition, we hold a controlling interest in the facility and began consolidating the facility for financial reporting purposes in 2010.
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
Revenues.  Revenues for the year ended December 31, 2010 compared to December 31, 2009 were as follows (in thousands):

	2010	2009	Dollar Variance	Percent Variance
Patient service revenues	$382,328	$309,509	$72,819	23.5%
Physician service revenues	5,800	6,464	(664)	(10.3)%
Other service revenues	6,427	7,694	(1,267)	(16.5)%
Total revenues	$394,555	$323,667	$70,888	21.9%
Patient service revenues increased 23.5% for the year ended December 31, 2010 compared to 2009, primarily attributable to surgical facilities acquired and incremental, controlling ownership interests acquired since January 1, 2009. The decrease in other service revenues is a result of the sale of our equity investment located in Arcadia, California. We previously earned a management fee from this facility, which is reflected in 2009. Also contributing to the decrease is the consolidation of our previously held equity interest in one of our facilities located in Chesterfield, Missouri.
Cost of Revenues.  Cost of revenues increased to $280.3 million for the year ended December 31, 2010 compared to $229.1 million for the year ended December 31, 2009. As a percentage of revenues, cost of revenues increased to 71.1% for the year ended December 31, 2010 compared to 70.8% for the year ended December 31, 2009. This increase is attributable to surgical facilities acquired and incremental, controlling ownership interests acquired since January 1, 2009 as well as an increase in supplies expense related to an increase in orthopedic cases, which typically have higher implant costs.
General and Administrative Expense.  General and administrative expense increased to $22.5 million for the year ended December 31, 2010 from $21.4 million for the year ended December 31, 2009.  As a percentage of revenues, general and administrative expenses decreased to 5.7% for 2010 from 6.6% for 2009.  This decrease is attributable to our leveraging corporate overhead costs while continuing to increase revenue through recent acquisitions.
Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2010 was $18.4 million compared to $16.0 million for the year ended December 31, 2009.  This increase is primarily attributable to depreciation expense related to surgical facilities and additional incremental, ownership interests acquired since January 1, 2009.  As a percentage of revenues, depreciation and amortization expense decreased to 4.7% for 2010 from 4.9% for 2009.
Provision for Doubtful Accounts.  Provision for doubtful accounts increased to $6.6 million for the year ended December 31, 2010 from $2.7 million for the year ended December 31, 2009.  This increase is primarily attributable to surgical facilities acquired and incremental, controlling ownership interests acquired since January 1, 2009. As a percentage of revenues, the provision for doubtful accounts increased to 1.7% for 2010 from 0.8% for 2009.
Income on Equity Investments.  Income on equity investments represents the net income of certain investments we have in surgical facilities.  These surgical facilities are not consolidated for financial reporting purposes.  Income on equity investments increased to $2.9 million for the year ended December 31, 2010 from $2.3 million for the year ended December 31, 2009.
Impairment and Loss (Gain) on Disposal of Long-Lived Assets.  We recognized a gain on the extinguishment of facility level, third-party debt of $1.9 million for the year ended December 31, 2010. Additionally, we recognized a loss on the disposal of long-lived assets of $1.0 million during the year ended December 31, 2010. Included in this loss is an impairment charge of $816,000 related to our equity method investment located in Gresham, Oregon.
Business Combination Remeasurement Gains.  Effective July 1, 2010, we acquired an incremental, controlling ownership of 37.0% in our surgical facility located in Chesterfield, Missouri for $18.8 million. We recognized a gain of $3.2 million as a result of remeasuring our existing equity ownership interest in this facility held before the incremental acquisition of controlling ownership interests as required under generally accepted accounting principles.
Operating Income.  Operating income increased to $73.8 million for the year ended December 31, 2010 from $53.9 million for the year ended December 31, 2009.  This change is primarily attributable to surgical facilities acquired and incremental, controlling ownership interests acquired since January 1, 2009. Also contributing to this increase is a $3.2 million gain due to the remeasurement of an existing equity investment and a $1.9 million gain recognized on the extinguishment of facility level, third-party debt during 2010.  Comparatively, our operating income for 2009 includes an impairment charge of $2.4 million related to our equity investment located in Arcadia, California. Excluding non-cash gains and losses in 2010 and 2009, our operating income margin was 17.7% for 2010 and 17.5% for 2009.
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
Provision for Income Taxes.  Tax expense of $7.7 million for the years ended December 31, 2010 and December 31, 2009 is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments.
Income from Discontinued Operations, Net of Taxes.  Income from discontinued operations for the year ended December 31, 2010 of $190,000 includes the operating results of four surgical facilities which we disposed of during the year.
Net Income Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests increased to $26.6 million for the year ended December 31, 2010 compared to $19.0 million for the year ended December 31, 2009.  As a percentage of revenues, net income attributable to noncontrolling interests increased to 6.7% for December 31, 2010 from 5.9% for 2009.  This increase is primarily attributable to surgical facilities acquired and incremental, controlling ownership interests acquired since January 1, 2009.

Quarterly Results of Operations
The following tables present a summary of our unaudited quarterly consolidated results of operations for each of the four quarters in 2011 and 2010.  The unaudited financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited consolidated financial statements and related notes.  Our quarterly operating results have varied in the past, may continue to do so and are not necessarily indicative of results for any future period.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended
	(in thousands) (unaudited)
Consolidated Statement of Operations Data:

Revenues	$106,612	$108,431	$108,019	$121,591	$444,653
Operating expenses:
Salaries and benefits	29,939	30,660	31,016	31,470	123,085
Supplies	24,086	26,295	24,608	30,908	105,897
Professional and medical fees	7,739	8,512	8,245	8,197	32,693
Rent and lease expense	5,769	6,070	6,060	6,099	23,998
Other operating expenses	7,739	7,695	8,157	7,714	31,305
Cost of revenues	75,272	79,232	78,086	84,388	316,978
General and administrative expense	5,869	5,544	5,400	5,910	22,723
Depreciation and amortization	5,025	5,058	5,019	5,161	20,263
Provision for doubtful accounts	1,541	1,536	2,656	1,230	6,963
Income on equity investments	(269)	(387)	(515)	(705)	(1,876)
(Gain) loss on impairment and disposal of long-lived assets	(78)	133	135	4,632	4,822
Loss on debt extinguishments	—	4,751	—	—	4,751
Litigation settlements, net	—	—	—	(391)	(391)
Total operating expenses	87,360	95,867	90,781	100,225	374,233
Operating income	19,252	12,564	17,238	21,366	70,420
Interest expense, net	(11,974)	(13,403)	(14,334)	(14,610)	(54,321)
Income (loss) before income taxes and discontinued operations	7,278	(839)	2,904	6,756	16,099
Provision for income taxes	1,619	1,332	1,907	4,514	9,372
Income (loss) from continuing operations	5,659	(2,171)	997	2,242	6,727
Income (loss) from discontinued operations, net of taxes	98	156	(277)	230	207
Net income (loss)	5,757	(2,015)	720	2,472	6,934
Less: Net income attributable to noncontrolling interests	(8,176)	(6,658)	(7,088)	(11,599)	(33,521)
Net loss attributable to Symbion, Inc.	$(2,419)	$(8,673)	$(6,368)	$(9,127)	$(26,587)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended
	(in thousands) (unaudited)
Consolidated Statement of Operations Data:

Revenues	$80,779	$100,549	$102,242	$110,985	$394,555
Operating expenses:
Salaries and benefits	23,858	28,659	29,156	30,311	111,984
Supplies	17,205	22,096	23,066	26,477	88,844
Professional and medical fees	5,240	6,468	7,272	8,081	27,061
Rent and lease expense	5,968	5,825	5,832	5,937	23,562
Other operating expenses	6,500	7,112	7,627	7,656	28,895
Cost of revenues	58,771	70,160	72,953	78,462	280,346
General and administrative expense	5,232	5,937	5,521	5,775	22,465
Depreciation and amortization	3,945	4,774	4,874	4,761	18,354
Provision for doubtful accounts	1,230	1,990	1,988	1,388	6,596
Income on equity investments	(628)	(876)	(668)	(729)	(2,901)
Impairment and loss (gain) on disposal of long-lived assets	1,061	90	(401)	(1,657)	(907)
Litigation settlements, net	(36)	(8)	—	9	(35)
Business combination remeasurement gains	—	—	(3,169)	—	(3,169)
Total operating expenses	69,575	82,067	81,098	88,009	320,749
Operating income	11,204	18,482	21,144	22,976	73,806
Interest expense, net	(10,726)	(12,206)	(12,660)	(12,428)	(48,020)
Income (loss) before income taxes and discontinued operations	478	6,276	8,484	10,548	25,786
Provision for income taxes	1,586	613	1,740	3,786	7,725
Income (loss) from continuing operations	(1,108)	5,663	6,744	6,762	18,061
(Loss) income from discontinued operations, net of taxes	(113)	137	(240)	26	(190)
Net (loss) income	(1,221)	5,800	6,504	6,788	17,871
Less: Net income attributable to noncontrolling interests	(4,427)	(6,858)	(6,222)	(9,104)	(26,611)
Net (loss) income attributable to Symbion, Inc.	$(5,648)	$(1,058)	$282	$(2,316)	$(8,740)
EBITDA and Consolidated Adjusted EBITDA

When we use the term “EBITDA,” we are referring to net income (loss) plus (a) loss from discontinued operations, net of taxes, (b) income tax expense, (c) interest expense, net, (d) depreciation and amortization, (e) non-cash (gains) losses, including our loss from debt extinguishment, and (f) non-cash stock option compensation expense, and less (g) net income attributable to noncontrolling interests. Noncontrolling interest represents the interests of third parties, such as physicians and in some cases, healthcare systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships, with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.

EBITDA increased to $68.0 million for the year ended December 31, 2011 from $62.8 million for the year ended December 31, 2010. This increase is attributable to surgical facilities and additional incremental, controlling ownership acquired since January 1, 2010. In addition, this increase is attributable to an increase in net patient services revenue per case primarily driven by higher acuity cases at our surgical hospitals. Our EBITDA margin decreased to 15.3% in 2011 from 15.9% in 2010 as net income attributable to noncontrolling interests as a percentage of net revenue increased by 80 basis points to 7.5% in 2011 from 6.7% in 2010.  The increase in net income attributable to noncontrolling interests as a percentage of net revenue resulted from increased profitability of one of our larger surgical facilities in which we own less than a majority position and a decrease in our ownership interest in such facility during 2011.
We use EBITDA as a measure of liquidity. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures. We use "Consolidated Adjusted EBITDA" to determine compliance with some of the covenants under the New Credit Facility, as well as to determine the interest rate and commitment fee payable under our New Credit Facility. When we use the term "Consolidated Adjusted EBITDA", we are referring to EBITDA, as defined above, adjusted for cash payments on our Idaho Falls facility lease, intercompany notes and pro forma acquisition and other non-cash adjustments.

EBITDA and Consolidated Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP. They should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from EBITDA and Consolidated Adjusted EBITDA are significant components in understanding and evaluating financial performance and liquidity. Our calculation of EBITDA is not comparable to the EBITDA measure we have used in certain prior periods but our EBITDA measure is consistent with the measure of EBITDA less income attributable to noncontrolling interests previously reported. Our calculation of EBITDA and Consolidated Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
The following table reconciles EBITDA to net cash provided by operating activities - continuing operations (in thousands):

	December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended
	(in thousands) (unaudited)
EBITDA	$16,357	$16,182	$15,638	$19,911	$68,088
Depreciation and amortization	(5,025)	(5,058)	(5,019)	(5,161)	(20,263)
Non-cash (losses) gains	78	(4,884)	(135)	(4,632)	(9,573)
Non-cash stock option compensation expense	(334)	(334)	(334)	(351)	(1,353)
Interest expense, net	(11,974)	(13,403)	(14,334)	(14,610)	(54,321)
Provision for income taxes	(1,619)	(1,332)	(1,907)	(4,514)	(9,372)
Net income attributable to noncontrolling interests	8,176	6,658	7,088	11,599	33,521
Loss on discontinued operations, net of taxes	98	156	(277)	230	207
Net income (loss)	5,757	(2,015)	720	2,472	6,934
Income from discontinued operations	(98)	(156)	277	(230)	(207)
Depreciation and amortization	5,025	5,058	5,019	5,161	20,263
Amortization of deferred financing costs	501	516	923	946	2,886
Non-cash payment-in-kind interest option	6,984	6,382	4,431	4,571	22,368
Non-cash stock option compensation expense	334	334	334	351	1,353
Non-cash recognition of other comprehensive loss into earnings	—	665	—	—	665
Non-cash losses (gains)	(78)	133	135	4,632	4,822
Non-cash loss on debt extinguishment	—	4,751	—	—	4,751
Deferred income taxes	1,534	1,190	1,852	4,395	8,971
Equity in earnings of unconsolidated affiliates, net of distributions received	341	60	(59)	(236)	106
Provision for doubtful accounts	1,541	1,536	2,656	1,230	6,963
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(405)	(1,942)	(809)	(8,105)	(11,261)
Other assets and liabilities	684	(781)	6,176	(7,204)	(1,125)
Net cash provided by operating activities — continuing operations	$22,120	$15,731	$21,655	$7,983	$67,489

Other Data:
Number of surgical facilities included in continuing operations, as of the end of period (1)	60	60	61	61
Number of consolidated surgical facilities	47	47	47	47
________________________________________
(1) Includes surgical facilities that we manage but in which have no ownership.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended
	(in thousands) (unaudited)
EBITDA	$12,107	$16,813	$16,624	$17,265	$62,809
Depreciation and amortization	(3,945)	(4,774)	(4,919)	(4,716)	(18,354)
Non-cash (losses) gains	(1,061)	(90)	3,570	1,657	4,076
Non-cash stock option compensation expense	(324)	(325)	(353)	(334)	(1,336)
Interest expense, net	(10,726)	(12,206)	(12,660)	(12,428)	(48,020)
Provision for income taxes	(1,586)	(613)	(1,740)	(3,786)	(7,725)
Net income attributable to noncontrolling interests	4,427	6,858	6,222	9,104	26,611
Loss on discontinued operations, net of taxes	(113)	137	(240)	26	(190)
Net income (loss)	(1,221)	5,800	6,504	6,788	17,871
Income from discontinued operations	113	(137)	240	(26)	190
Depreciation and amortization	3,945	4,774	4,874	4,761	18,354
Amortization of deferred financing costs	501	499	501	503	2,004
Non-cash payment-in-kind interest option	6,230	6,437	6,597	6,815	26,079
Non-cash stock option compensation expense	324	325	353	334	1,336
Non-cash recognition of other comprehensive loss into earnings	826	826	826	254	2,732
Non-cash credit risk adjustment of financial instruments	89	100	—	—	189
Non-cash losses (gains)	1,061	90	(3,570)	(1,657)	(4,076)
Deferred income taxes	1,828	2,505	1,138	5,508	10,979
Equity in earnings of unconsolidated affiliates, net of distributions received	(70)	(259)	272	107	50
Provision for doubtful accounts	1,230	1,990	1,988	1,388	6,596
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(827)	(4,137)	(854)	(9,200)	(15,018)
Other assets and liabilities	3,944	(3,653)	(2,422)	1,773	(358)
Net cash provided by operating activities — continuing operations	$17,973	$15,160	$16,447	$17,348	$66,928

Other Data:
Number of surgical facilities included in continuing operations, as of the end of period (1)	59	60	60	60
Number of consolidated surgical facilities	53	54	54	49
________________________________________
(1) Includes surgical facilities that we manage but in which have no ownership.

The following table reconciles Consolidated Adjusted EBITDA to EBITDA and EBITDA to net cash provided by operating activities—continuing operations:

Twelve Months Ended December 31, 2011
(dollars in thousands except for operating data)
Consolidated Adjusted EBITDA (1)	$76,115
Cash payment on Idaho Falls lease (2)	5,275
Intercompany notes adjustment (3)	(8,753)
Pro forma acquisition and other non-cash adjustments (4)	(4,549)
EBITDA	68,088
Depreciation and amortization	(20,263)
Non-cash losses, net of noncontrolling interests	(9,573)
Non-cash stock option compensation expense	(1,353)
Interest expense, net	(54,321)
Provision for income taxes	(9,372)
Net income attributable to noncontrolling interests	33,521
Income from discontinued operations, net of taxes	207
Net income	6,934
Income from discontinued operations	(207)
Depreciation and amortization	20,263
Amortization of deferred financing costs and debt issuance discount	2,886
Non-cash payment-in-kind interest option	22,368
Non-cash recognition of other comprehensive loss into earnings	665
Non-cash stock option compensation expense	1,353
Non-cash losses	4,822
Loss on debt extinguishment	4,751
Deferred income taxes	8,971
Equity in earnings of unconsolidated affiliates, net of distributions received	106
Provision for doubtful accounts	6,963
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(11,261)
Other assets and liabilities	(1,125)
Net cash provided by operating activities—continuing operations	$67,489

________________________________________

(1)	When we use the term Consolidated Adjusted EBITDA, we are referring to EBITDA as reported adjusted for covenant related items per our New Credit Facility.

(2)	Represents the cash lease payment adjustment for our facility located in Idaho Falls, ID as contemplated by our New Credit Facility.

(3)	Adjustments related to outstanding balances on intercompany notes issued by our restricted subsidiaries as contemplated by our New Credit Facility.

(4)	Includes the pro forma effect of acquisitions and other non-cash adjustments as contemplated by our New Credit Facility.
Liquidity and Capital Resources
Operating Activities

During the year ended December 31, 2011, our operating cash flow from continuing operations increased to $67.5 million compared to $66.9 million for the year ended December 31, 2010. This increase is primarily attributable to surgical facilities and incremental, controlling interests acquired since January 1, 2010 and changes in working capital.
During the year ended December 31, 2010, we generated operating cash flow from continuing operations of $66.9 million compared to $57.3 million for the year ended December 31, 2009.  The increase is primarily due to surgical facilities acquired and incremental, controlling ownership interests acquired since January 1, 2009.

Investing Activities

Net cash used in investing activities from continuing operations during the year ended December 31, 2011 was $18.1 million which included $7.8 million of payments for acquisitions, net of cash acquired. Our acquisition activity was funded with cash from continuing operations. Additionally, we invested $9.7 million related to purchases of property and equipment which was funded with cash from continuing operations in 2011.
Net cash used in investing activities from continuing operations during the year ended December 31, 2010 was $53.0 million, including $44.1 million for acquisitions, net of cash acquired.  Also during 2010, purchases of property and equipment totaled $8.7 million. Cash used in investing activities in 2010 was funded with borrowings under our Revolving Facility and cash from operations.
Net cash used in investing activities from continuing operations during the year ended December 31, 2009 was $11.2 million, including $9.5 million related to purchases of property and equipment.  During 2009, we acquired $126,000 of cash through acquisitions which were consolidated for financial reporting purposes.  Cash used in investing activities in 2009 was funded primarily from cash from operations.

Financing Activities

Net cash used in financing activities from continuing operations during the year ended December 31, 2011 was $53.9 million. During 2011, we made distributions to noncontrolling interest partners of $33.6 million. The following table summarizes our financing activities related to the issuance of our Senior Secured Notes and simultaneous extinguishment of debts during the year ended December 31, 2011 (in thousands):

Cash provided by (used in) debt issuance and extinguishment
Issuance of Senior Secured Notes, net of unamortized debt issuance discount of $5,278	$344,722
Debt extinguishment, plus accrued and unpaid interest:
Senior Secured Credit Facility	(273,121)
Toggle Notes	(73,330)
Payment of debt issuance costs	(11,891)
Net cash used in debt issuance and extinguishment	$(13,620)
Net cash provided by financing activities from continuing operations during the year ended December 31, 2010 was $10.3 million.  During 2010, we made scheduled principal payments on our former Senior Secured Credit Facility totaling $10.6 million.  Also during 2010, we elected to exercise the PIK option by increasing the principal amount in lieu of making scheduled interest payments of $25.0 million on our Toggle Notes.  We also made distributions to noncontrolling interest holders of $25.7 million during 2010. To fund our acquisition activity during 2010, we utilized $56.0 million of our available borrowings under our former Revolving Facility.
Net cash used in financing activities from continuing operations during the year ended December 31, 2009 was $41.4 million.  During 2009, we made scheduled principal payments on our senior secured credit facility totaling $3.8 million.  Also during 2009, we elected to exercise the PIK option by increasing the principal amount in lieu of making scheduled interest payments of $23.3 million on our Toggle Notes. We also made distributions to noncontrolling interest holders of $23.7 million during the year ended December 31, 2009.
Long-Term Debt
The Company's long-term debt is summarized as follows (in thousands):

	Year Ended December 31,
	2011	2010
Senior Secured Credit Facility	$—	$277,500
New Credit Facility	—	—
Senior Secured Notes, net of debt issuance discount of $4,799	336,201	—
Toggle Notes	94,724	232,000
PIK Exchangeable Notes	101,413	—
Notes Payable and Secured Loans	21,627	22,022
Capital lease obligations	4,311	4,803
	558,276	536,325
Less current maturities	(13,582)	(29,097)
Total	$544,694	$507,228

The proceeds of the Offering on June 14, 2011 were used to retire our former Senior Secured Credit Facility and a portion of our existing Toggle Notes. In connection with the Offering, we entered into the New Credit Facility and exchanged outstanding Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of our PIK Exchangeable Notes. These transactions are described in detail below. Also, as a result of the debt restructuring, we recorded a loss on debt extinguishment of $4.8 million. This loss is comprised primarily of capitalized debt issuance costs written off in connection with our termination of debt instruments as part of the restructuring.

$50.0 Million Senior Secured Super-Priority Revolving Credit Facility

Concurrent with the Offering, we entered into a $50.0 million senior secured super-priority revolving credit facility with a syndicate of financial institutions led by affiliates of the initial Senior Secured Note purchasers. The New Credit Facility includes revolving credit loans and swingline loans. Letters of credit may also be issued under the New Credit Facility. The New Credit Facility matures December 15, 2015. The New Credit Facility is subject to a potential, although uncommitted, increase of up to $25.0 million at our request at any time prior to maturity of the facility, subject to certain conditions, including compliance with a maximum net senior secured leverage ratio and a minimum cash interest coverage ratio. The increase is only available if one or more financial institutions agree to provide it.

Loans under the New Credit Facility bear interest, at our option, at the reserve adjusted LIBOR rate plus 4.50% or at the alternate base rate plus 3.50%. We are required to pay a commitment fee at a rate equal to 0.50% per annum on the undrawn portion of commitments in respect of the New Credit Facility. This fee is payable quarterly in arrears and on the date of termination or expiration of the commitments.

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

In connection with the closing of the sale of the Senior Secured Notes, we and certain of our affiliates entered into a Registration Rights Agreement, whereby we agreed, under certain circumstances, to register senior secured notes with substantially identical terms to the Senior Secured Notes (the "Registered Senior Secured Notes") and commence an exchange offer to allow holders of the Senior Secured Notes to exchange their Senior Secured Notes for Registered Senior Secured Notes. We filed a Registration Statement to register the Registered Senior Secured Notes on October 11, 2011, which registration statement was declared effective on October 27, 2011. We completed the exchange of the Senior Secured Notes on December 7, 2011.

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
Between August 23, 2008 and August 23, 2011, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes has increased by $71.0 million from the issuance of the Toggle Notes to December 31, 2011. On August 23, 2011, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 24, 2011 to February 23, 2012. The Company has accrued $3.7 million in interest on the Toggle Notes in other accrued expenses as of December 31, 2011. Beginning with our February 2012 interest payment, all further interest expense under our Toggle Notes require cash payments.

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

The PIK Exchangeable Notes will mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on each June 15 and December 15 of each year, commencing on December 15, 2011. We will not pay interest in cash on the PIK Exchangeable Notes. Instead, we will pay interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. The Company has accrued $361,000 in interest on the PIK Exchangeable Notes in other accrued expenses as of December 31, 2011. We record this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, we reclassify the accrued interest to long-term debt. Effective December 15, 2011, we reclassified $3.8 million of accrued PIK interest to long-term debt.

We recorded the PIK Exchangeable Notes in accordance with ASC Topic 470, Debt. In the exchange of Toggle Notes for PIK Exchangeable Notes, the new PIK Exchangeable Notes were recorded at fair value.

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

Capital Lease Obligations

We are liable to various vendors for several equipment leases.  The carrying value of the assets was $5.2 million and $5.1 million as of December 31, 2011 and December 31, 2010, respectively.
Other Obligations
In connection with the acquisition of Mountain View Hospital, LLC, we assumed other obligations of $49.6 million. This obligation is payable to the hospital facility lessor for the land, building and improvements at Mountain View Hospital, LLC. As of December 31, 2011, the balance on the obligation was $48.5 million. Additionally, we have recorded third-party settlements of $13.9 million as of December 31, 2011.
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

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations by period as of December 31, 2011 (in thousands):

	Payments Due by Period
	Total	2012	2013- 2014	2015- 2016	Thereafter
Contractual Obligations:
Long-term debt	$558,764	$11,605	$30,174	$415,572	$101,413
Cash interest obligations	161,236	39,076	74,035	48,125	—
Capital lease obligations	4,311	1,977	2,023	311	—
Operating lease obligations	133,815	23,119	43,339	29,034	38,323
Other financing obligations(1)	115,283	5,434	11,360	12,053	86,436
Total	$973,409	$81,211	$160,931	$505,095	$226,172
________________________________________
(1) Other financing obligations are payable to the hospital facility lessor at our facility located in Idaho Falls, Idaho relating to the land, building and improvements.
Inflation
For the past three years, inflation and changing prices have not significantly affected our operating results or the markets in which we operate.
Recent Accounting Pronouncements
Adopted

In August 2010, the FASB issued ASU 2010-23, Measuring Charity Care for Disclosure. ASU 2010-23 standardizes the basis of disclosure of charity care as cost and specifies the elements of cost to be used in charity care disclosures. Effective January 1, 2011 and retrospectively for all periods presented, we adopted the provisions of ASU 2010-23. The adoption of ASU 2010-23 had no impact on our results of operations.

Effective January 1, 2011 and retrospectively for all periods presented, we adopted the provisions of ASU 2010-24, Presentation of Insurance Claims and Related Insurance Recoveries. ASU 2010-24 further clarifies that health care entities should not net insurance recoveries against the related claim liabilities. The adoption of ASU 2010-24 had no impact on our results of operations or cash flows.

Issued

In July 2011, the FASB issued ASU 2011-7, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. ASU 2011-07 requires the presentation of revenues net of the provision for doubtful accounts as well as requiring certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. Currently, our provision for doubtful accounts is included as a component of operating expenses. We plan to adopt the provisions of ASU 2011-7 during the first quarter of 2012 and retrospectively for all periods then presented. The adoption of ASU 2011-7 will change our presentation of revenues as well as operating costs, however, it will not impact our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-5, Presentation of Comprehensive Income. ASU 2011-5 eliminated the Company's previously elected option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, ASU 2011-5 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We plan to adopt the provisions of ASU 2011-5 during the first quarter of 2012 and retrospectively for all periods then presented with the inclusion of a separate, consecutive consolidated statement of comprehensive income. Through December 31, 2011, the only component of other comprehensive income related to changes in the fair value of its interest rate swap derivative instrument. Effective July 19, 2011, our interest rate swap agreement was terminated, as further discussed in Note 2. The adoption of ASU 2011-5 will not impact our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility.  We do not use derivative instruments for speculative purposes.  Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate.  At December 31, 2011, none of our long-

term debt was subject to variable rates of interest. However, future borrowings under our New Credit Facility would subject us to LIBOR fluctuations. At December 31, 2011,  the fair value of our total long-term debt, based on quoted market prices as of December 31, 2011, is approximately $532.4 million.

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

During 2011, we acquired an ownership interest in an ASC located in Great Falls, Montana. Related to this acquisition, our consolidated balance sheet as of December 31, 2011 includes $2.4 million of total assets, excluding goodwill, and our consolidated statement of operations for the year ended December 31, 2011 includes $2.6 million and $628,000 of net revenues and net income, respectively. We have excluded this acquisition from management's assessment of internal control over financial reporting.
Management has assessed the effectiveness of our internal control over financial reporting using the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

(c)
Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
MANAGEMENT
The following list identifies the name, age and position(s) of our executive officers, key employees and directors:

Name	Age	Position
Richard E. Francis, Jr.	58	Chairman of the Board, Chief Executive Officer and Director
Clifford G. Adlerz	58	President, Chief Operating Officer and Director
Teresa F. Sparks	43	Senior Vice President of Finance, Chief Financial Officer
R. Dale Kennedy(1)	64	Senior Vice President of Management Services and Secretary
Thomas S. Murphy, Jr.	52	Director
Robert V. Delaney	54	Director
Quentin Chu	35	Director
Kurt E. Bolin	53	Director
Craig R. Callen	56	Director
__________________________
(1) Mr. Kennedy has announced that he will retire from the Company during 2012. He will maintain his current role as Chief Compliance Officer and Senior Vice President of Management Services and Secretary until such time his duties are fully transitioned.
Directors are re-elected annually by the shareholders of the Company (most recently as of March 16, 2012) pursuant to a written consent in lieu of annual meeting. Each director shall hold office until a successor is elected or until the directors death or resignation.
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
Robert V. Delaney is a Partner at Crestview Partners. Mr. Delaney heads the firm's energy investing efforts. Prior to joining Crestview in 2007, Mr. Delaney was a partner at Goldman Sachs where he served in a variety of leadership positions including head of the principal investment area in Asia, head of the principal investment area in Japan, head of the global leveraged finance group and head of the workout, advisory and restructuring business. Mr. Delaney also served as a member of the investment committee which oversaw Goldman's corporate private equity investment funds. He is a director of Bell Supply Company, Samson Investment Company and Select Energy Services. Mr. Delaney received a MBA with high distinction from Harvard Business School where he was a Baker Scholar. He received an M.S. in Accounting from

NYU Stern School of Business where he graduated first in his class and was elected to Beta Gamma Sigma. He received a B.A. in Economics from Hamilton College, summa cum laude, where he was elected to Phi Beta Kappa. Mr. Delaney is a trustee of Hamilton College.
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
Craig R. Callen has been a Senior Advisor at Crestview since October 2009 and became a director of the Company in March 2010.  From 2004 to 2007, Mr. Callen served as Senior Vice President of Strategic Planning and Business Development and a member of the Executive Committee for Aetna, Inc., responsible for oversight and development of Aetna's corporate strategy, including mergers and acquisitions.  Prior to joining Aetna in 2004, Mr. Callen was a Managing Director and Head of U.S. healthcare investment banking at Credit Suisse First Boston and co-head of healthcare investment banking at Donaldson Lufkin & Jenrette prior to its acquisition by Credit Suisse First Boston.  Previously Mr. Callen served on the Board of Directors of Kinetic Concepts, Inc. and Sunrise Senior Living, Inc.  Mr. Callen, through his 20 years in investment banking and broad experience in the healthcare industry, offers the Board greater insight into industry dynamics as well as investment and acquisitions strategies.
Board Structure and Compensation
Our board is currently composed of seven members.  We do not currently pay our directors any fees.
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
The Holdings Compensation Committee serves as our Compensation Committee and is responsible for establishing and administering executive compensation policies and programs within the framework of the committee’s compensation philosophy. Our current Compensation Committee was established by Holdings in February 2008.  Our board served as the compensation committee between the consummation of the Merger on August 23, 2007 and the appointment of the committee in February 2008.
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
Compensation Process
The Compensation Committee approves salaries and other compensation for our executive officers. The Compensation Committee also reviews and approves, in advance, employment and similar arrangements or payments to be made to any executive officer.  For purposes of this discussion, the Named Executive Officers, or NEOs, are the individuals included in the Summary Compensation Table in this filing.  Salaries and other compensation for all other officers and employees are determined by management in accordance with our compensation policies and plans.
Prior to the Merger, our compensation procedures were similar to those of other similarly situated companies. Our former Compensation Committee retained an independent compensation consultant for advice with respect to specific compensation decisions.  Currently, our Compensation Committee is appointed by Holdings’ Board of Directors, which is controlled by Crestview. Accordingly, our Compensation Committee represents the interests of our stockholders and makes decisions independent from our executive officers. Since the Merger, our Compensation Committee generally has continued the levels of compensation that were in place at the time of the Merger with cost-of-living adjustments it has deemed appropriate. Our Compensation Committee has not otherwise utilized the services of a consulting firm in connection with compensation decisions it has made after the Merger.
The Compensation Committee may delegate to the Chief Executive Officer the authority to make, within the framework of the Compensation Committee’s philosophy or objectives that it has adopted from time to time, compensation decisions with respect to our non-executive employees.
Components of Executive Compensation
Base Salaries
The Compensation Committee reviews the base salaries of our executive officers on an annual basis. Salaries are determined based on a subjective assessment of the nature and responsibilities of the position involved, our performance and the performance of the particular officer, and the officer’s experience and tenure with us. The base salaries for 2011 for our Named Executive Officers were as follows: $482,225 for Mr. Francis, $348,276 for Mr. Adlerz, $227,935 for Ms. Sparks, and $216,336 for Mr. Kennedy.  Messrs. Francis and Adlerz were entitled to increases in salary effective January 1, 2008, to $525,000 and $375,000, respectively, under the terms of their employment agreements but elected to delay implementing this increase to their base salary. Messrs. Francis and Adlerz received no salary increase for 2009 and received the 2% cost of living salary increase that all other employees received in 2010 and 2011.
Non-Equity Incentive Compensation
Non-equity incentive compensation is intended to motivate executive officers to achieve pre-determined financial or other goals appropriate to each executive officer's area of responsibility set by the Compensation Committee, consistent with our overall business strategies.
In February 2011, the Compensation Committee established the 2011 Corporate Key Management Incentive Plan for key management employees, including our executive officers.  The 2011 plan provides for a cash bonus equal to a percentage of base salary upon achievement of financial indicators selected by our Compensation Committee, including achievement of applicable budgeted EBITDA, development and division performance targets. The amount paid under the plan depends on the level of achievement; provided, however, that no bonus based on Company EBITDA will be paid unless a minimum of 95% of budgeted EBITDA is achieved. The 2011 plan also provides for an additional bonus paid in equity securities in the event that 2011 EBITDA for the Company equaled or exceeded budgeted EBITDA.
For Messrs. Francis and Adlerz, the aggregate cash and equity target bonus was 100% of base salary upon achievement of applicable budgeted EBITDA for the Company.  For our other Named Executive Officers, the aggregate cash and equity target bonus for 2011 ranged from 45% to 50% of base salary upon achievement of applicable budgeted EBITDA for the Company.  Upon review of the Company's 2011 financial performance, the Committee determined that Company EBITDA performance for the year ended December 31, 2011 did not exceed threshold levels.  Accordingly, no cash or equity bonuses were earned by our Named Executive Officers for 2011 under this plan.
In January 2012, the Compensation Committee established the 2012 Corporate Key Management Incentive Plan for key management employees, including our executive officers.  The 2012 plan provides for a  bonus in cash or equity securities with a value equal to a percentage of base salary upon achievement of financial indicators selected by our Compensation Committee, including achievement of applicable budgeted EBITDA, development and division performance targets.  The amount of the award under the plan depends on the level of achievement; provided, however, that no bonus based on Company EBITDA will be paid unless a minimum of 95% of budgeted EBITDA is achieved. For Messrs. Francis and Adlerz, the aggregate cash and equity target bonus is 100% of base salary upon achievement of applicable budgeted EBITDA for the Company.  For our other Named Executive Officers, the aggregate cash and equity target bonus for 2012 ranges from 45% to 50% of base salary.
Equity-Based Compensation
Equity-based compensation is intended to align the financial interests of our executive officers' interests with those of our stockholders. The Compensation Committee believes that equity awards give our executives a stake in our long-term performance and align senior management with our achievement of longer-term financial objectives that enhance stockholder value.  The Compensation Committee considers the number of available shares, but has no fixed formula for determining the awards to be granted.
Holdings maintains the 2007 Equity Incentive Plan, which permits grants of stock options and other equity-based awards.  On August 31, 2007, the Compensation Committee made an initial award of options to purchase Holdings common stock under this plan to our executive officers and certain other employees.  The exercise price of the options equaled the fair market value of Holdings common stock on the date of the grant.  The options contain both time and performance based vesting components.  Vesting of the time vesting portion of the award is accelerated in the event of a change in control. Vesting of performance vesting options is accelerated if certain conditions are satisfied in connection with a liquidity event.  See “Executive Compensation—Potential Payments Upon Termination or Change in Control—Other Effects of Termination of Employment or Change in Control.”
In 2011, options to purchase 185,286 shares of Holdings common stock were granted to employees under the 2007 Equity Incentive Plan.  No options or other equity-based awards, however, were granted to our Named Executive Officers in 2011.
Effective January 23, 2012, the Board of Directors of Holdings adopted an amendment to the 2007 Equity Incentive Plan. The amendment increases the shares authorized for future grant under the plan by 2,400,000 shares and expands the authority of the Compensation Committee to amend the terms of outstanding awards under the plan without impairing the rights of any affected plan participant or the holder or beneficiary of any award.
After the adoption of the amendment, the Compensation Committee amended the terms for vesting and exercise of certain options previously issued under the plan and held by persons employed as of March 3, 2012, including options held by the Named Executive Officers. The exercise price of all options originally issued on and after August 31, 2007 was reduced to $3.00 per share and the expiration date of such options was extended to January 23, 2022. Outstanding performance vesting options were amended to provide that they will vest upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain related investors receive a target share price for their equity.
Other Benefits
In January 2005, our former Compensation Committee adopted the SERP. The SERP is a nonqualified deferred compensation program for officers and other key employees designated by the Compensation Committee. The SERP is designed and administered in accordance with the requirements of the Internal Revenue Code to defer the taxation on compensation earned by participating employees. Participating employees can elect to defer up to 25% of their base salary and up to 50% of their year-end bonus. For employees who defer at least 2% of their base salary, we will contribute 2% of the employee's base salary to the SERP. The Compensation Committee in its discretion may make additional contributions based on achievement of performance goals or other company objectives. Employee contributions pursuant to the SERP are 100% vested at all times. Company contributions vest one year after contribution, and immediately upon death, disability or change in control of the Company. Participating employees direct the investment of their accounts in mutual funds or other appropriate investment media that we select. Assets invested pursuant to the SERP are designated for paying SERP benefits but are the property of Symbion and are subject to the claims of our creditors.
The Named Executive Officers are also eligible to participate in our 401(k) plan. The 401(k) plan allows employees to contribute up to the limits imposed by the Internal Revenue Code. Pursuant to the 401(k) plan, we can make a discretionary matching contribution to the plan on behalf of each employee. Typically, our match of employee contributions has been equal to 25% of the first 6% of an employee's base salary contributed to the plan.
Perquisites
We provide our executive officers with perquisites that we believe are reasonable, competitive and consistent with our overall executive compensation program and that are generally available to our other employees. These perquisites include medical, life and disability insurance.

EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth certain information concerning compensation paid or accrued for the last three years with respect to our Named Executive Officers—the Chief Executive Officer, the Chief Financial Officer and our two other executive officers:

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compesation (1)	All Other Compensation(2)	Total
Richard E. Francis, Jr.	2011	$482,225	$—	$—	$12,615	$494,840
Chairman of the Board and Chief Executive Officer	2010	472,816	—	189,108	10,818	672,742
	2009	463,500	—	—	13,405	476,905

Clifford G. Adlerz	2011	348,274	—	—	9,891	358,165
President and Chief Operating Officer	2010	341,485	—	136,579	9,015	487,079
	2009	334,750	—	—	10,664	345,414

Teresa F. Sparks	2011	227,929	—	—	6,950	234,879
Senior Vice President of Finance and Chief Financial Officer	2010	223,466	—	44,693	6,218	274,377
	2009	219,078	—	—	7,755	226,833

R. Dale Kennedy	2011	216,330	—	—	6,769	223,099
Senior Vice President of Management Services and Secretary	2010	212,095	—	42,419	5,949	260,463
	2009	207,930	—	28,270	7,385	243,585
(1) Represents awards under the 2009, 2010, and 2011 Corporate Key Management Incentive Plans.  See “Grants of Plan-Based Awards” below for additional information on the 2012 awards.
(2) Represents:
(a) Company contributions to the Supplemental Executive Retirement Plan for Mr. Francis of $9,270 for each of 2009 and 2010 and $9,455 for 2011, Mr. Adlerz of $6,695 for each of 2009 and 2010 and $6,829 for 2011; Ms. Sparks of $4,382 for each of 2009 and 2010 and $4,469 for 2011; and Mr. Kennedy of $4,159 for each of 2009 and 2010 and $4,242 for 2011.
(b) Company contributions to the 401(k) plan for Mr. Francis of $2,587 for 2009, $0 for 2010 and $1,837 for 2011; Mr. Adlerz of $2,587 for 2009, $919 for 2010 and $1,837 for 2011; Ms. Sparks of $2,469 for 2009, $919 for 2010 and $1,679 for 2011; and Mr. Kennedy of $2,368 for 2009, $919 for 2010 and $1,766 for 2011.
(c)    Premiums we paid for term life insurance on behalf of each Named Executive Officer of $1,548 for each of 2008 and 2009 and 1,323 for 2011, for Mr. Francis; $1,382 for 2009, $1,401 for 2010 and $1,225 for 2011 for Mr. Adlerz; $904 for 2009, $917 for 2010 and $802 for 2011 for Ms. Sparks; and $858 for 2009, $871 for 2010 and $761 for 2011 for Mr. Kennedy.

Grants of Plan-Based Awards
The following table provides information regarding incentive awards granted during 2011 to our Named Executive Officers under the 2011 Corporate Key Management Incentive Plan, conditioned on achievement of applicable performance targets:

	Estimated Payouts Under Incentive Plan Awards
	Threshold(1)	Target(2)	Maximum
Richard E. Francis, Jr.	$192,890	$482,225	$482,225
Clifford G. Adlerz	139,310	348,274	348,274
Teresa F. Sparks	45,586	113,965	113,965
R. Dale Kennedy	43,266	108,165	108,165
________________________________________
(1) Threshold is based upon minimum level of bonus payout assuming base level of performance is achieved. If base level is not reached, no bonus would be paid under the plan.
(2) Target is based upon the expectation of the potential payout of incentive awards when the incentive plan was established.

Outstanding Equity Awards at Fiscal Year-End
The following table provides certain information with respect to the Named Executive Officers regarding outstanding equity awards as of December 31, 2011:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)		Number of Securities Underlying Unexercised Options (#) (Unexercisable)		Option Exercise Price ($)	Option Expiration Date
Richard E. Francis, Jr.	135,162	(1)	—		$1.50	5/16/2012
	76,119	(1)	—		$1.50	12/10/2013
	24,941	(1)	—		$1.50	12/10/2014
	29,082	(1)	—		$1.50	1/5/2015
	21,098	(1)	—		$1.50	1/18/2014
	430,302	(2)	462,195	(2)	$10.00	8/31/2017

Clifford G. Adlerz	108,128	(1)	—		$1.50	5/16/2012
	60,505	(1)	—		$1.50	12/10/2013
	15,588	(1)	—		$1.50	12/10/2014
	18,176	(1)	—		$1.50	1/5/2015
	15,171	(1)	—		$1.50	1/18/2014
	286,868	(3)	318,762	(3)	$10.00	8/31/2017

Teresa F. Sparks	1,729	(1)	—		$1.50	12/10/2013
	6,361	(1)	—		$1.50	1/5/2015
	2,982	(1)	—		$1.50	1/18/2014
	51,521	(4)	83,415	(4)	$10.00	8/31/2017

R. Dale Kennedy	9,066	(1)	—		$1.50	5/16/2012
	51,521	(4)	83,415	(4)	$10.00	8/31/2017
________________________________________
(1) Options to purchase Holdings common stock that were received by the Named Executive Officers in exchange for Symbion options that were rolled over in connection with the Merger.
(2) Effective August 31, 2007, Mr. Francis received a grant of options to purchase 892,497 shares of Holdings common stock, including 430,302 time vesting options and 462,195 performance vesting options. The time vesting options vested 20% per year on December 31 beginning December 31, 2007. Performance vesting options vest upon a liquidity event based on the extent to which an internal rate of return (“IRR”) is achieved by Crestview.
(3) Effective August 31, 2007, Mr. Adlerz received a grant of options to purchase 605,630 shares of Holdings common stock, including 286,868 time vesting options and 318,762 performance vesting options. The time vesting options vested 20% per year on December 31 beginning December 31, 2007. Performance vesting options vest upon a liquidity event based on the extent to which an indicated IRR is achieved by Crestview.
(4) Effective August 31, 2007, the Named Executive Officer received a grant of options to purchase 134,936 shares of Holdings common stock, including 51,521 time vesting options and 83,415 performance vesting options. The time vesting options vested 20% per year on December 31 beginning December 31, 2007.  Performance vesting options vest upon a liquidity event based on the extent to which an indicated IRR is achieved by Crestview.

See “Compensation Discussion and Analysis—Components of Executive Compensation — Equity Based Compensation ” for additional information about the 2012 amendment to the 2007 Equity Incentive Plan.

Option Exercises and Stock Vested
During 2011, the Named Executive Officers did not exercise any stock options.  In addition, no restricted stock or similar awards were outstanding during 2011.
Nonqualified Deferred Compensation
The following table shows the activity during 2011 and the aggregate balances held by each of the Named Executive Officers at December 31, 2011 under our SERP:

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year(1)	Aggregate Earnings (Losses) in Last Fiscal Year	Aggregate Balance at Last Fiscal Year End
Richard E. Francis, Jr.	$9,645	$9,455	$(19,299)	$192,930
Clifford G. Adlerz	6,966	6,829	(1,253)	119,471
Teresa F. Sparks	18,972	4,469	(12,683)	121,598
R. Dale Kennedy	8,653	4,242	(6,979)	92,647
________________________________________
(1) Amounts in this column are also reported in the “All Other Compensation” column of the Summary Compensation Table.
See “Compensation Discussion and Analysis — Components of Executive Compensation — Other Benefits” for additional information about the SERP.
Potential Payments Upon Termination or Change in Control
Employment Agreements. Messrs. Francis and Adlerz entered into new employment agreements with us which became effective on August 23, 2007 upon the consummation of the Merger. The initial term of each of the employment agreements is three years, which is automatically extended so that the term will be three years until terminated. We are able to terminate each employment agreement for cause, including (but not limited to) the executive's conviction of a felony or gross negligence or internal misconduct in the performance of the executive's duties to the extent it causes demonstrable harm to us. In addition, either party is able to terminate the employment agreement at any time by giving prior written notice to the other party. However, we would be obligated to pay the executive a severance benefit if we terminated the executive's employment without cause or if the executive terminated his employment upon the occurrence of certain events specified in the agreement, including (but not limited to) a change in control or our material breach of the agreement which is not cured promptly. The severance benefit is generally equal to three times the executive's highest base salary and the incentive bonus amount that would be paid for the current year as if the incentive bonus performance goals were fully achieved. Upon a termination of employment as a result of the executive's disability, we will pay the executive contractual disability benefits. If the executive receives severance payments following a change in control of Symbion that are subject to tax under Section 4999 of the Internal Revenue Code, we will pay additional amounts to offset the effect of such taxes on the executive. Each of the employment agreements also includes a covenant not to compete in which the executive agrees that, during the term of the employment agreement and for a period of one year thereafter, he will not own or work for any other company that is predominantly engaged in the ownership and management of surgery centers.
Severance Plan. We adopted an Executive Change in Control Severance Plan in December 1997, which currently provides for severance benefits for certain senior level employees, including two of the Named Executive Officers, Teresa F. Sparks and R. Dale Kennedy. Eligible individuals are those identified in the severance plan and whose employment is terminated in connection with a change in the control of the Company, as defined in the severance plan, and who are not offered employment by us or a successor employer that is substantially equivalent to or better than the position held with us immediately prior to the change in control or such position is not maintained for at least 12 months thereafter. The benefits provided to our eligible Named Executive Officers are cash compensation equal to base pay and bonus for 12 months and participation in medical, life, disability and similar benefit plans that are offered to our active employees or those of its successor for a period of 12 months. Cash benefits are paid in a single lump sum within 30 days following termination.
Other Effects of Termination of Employment or Change in Control. In addition to payments pursuant to the employment agreements and the Executive Change in Control Severance Plan described above, upon a termination of employment or change in control:
Supplemental Executive Retirement Plan - Under the SERP, deferrals made by an executive officer are fully vested and nonforfeitable at all times. If the executive officer's employment ends due to disability, death, retirement or a change in control, the executive officer's entire account, including earnings, will be fully vested. If the executive officer's employment ends due to some event other than disability, death, retirement or change in control, the executive officer forfeits all Company contributions that were made less than one year prior to the date of termination.
401(k) Plan - Under our 401(k) plan, contributions made by an executive officer are fully vested and nonforfeitable at all times. Matching contributions that we make for the benefit of an executive officer vest based on the years of service of the executive officer. Each of our current executive officers has been an employee for at least five years and, therefore, all company contributions under our 401(k) plan on behalf of such officers is fully vested and nonforfeitable. There is no provision for additional benefits on a change in control.
Stock Option Awards - Options may be subject to forfeiture depending on the nature of the terminating event.  In no event shall an option be exercisable after the expiration date of the option. Upon a change in control or liquidity event, Named Executive Officers have special exercise and vesting rights. These special rights also apply to other option holders.
Death or Disability.  In the event of death or disability of a Named Executive Officer, the executive officer or his or her estate has 12 months to exercise any vested options.
Termination With Cause.  If a Named Executive Officer's employment is terminated with cause, then all options held by such officer shall immediately be forfeited and cancelled without any payment or consideration being payable to such officer.
Other Termination by the Company or Resignation. Except in the event of death or disability, an executive officer will have the right to exercise all options for three months following resignation or termination of employment by the Company that is not for cause. The right to exercise is limited to the options that have become vested as of the date of termination.
Change in Control and Liquidity Events. As described above under “Compensation Discussion and Analysis—Components of Executive Compensation—Equity-Based Compensation,” the Company has awarded stock options to executive officers that become vested over a period of time provided that the executive officer continues to be employed by us and stock options that become vested upon achievement of performance goals. The effect of a change in control varies for time vesting options and options that vest upon performance.
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
Performance Options. Options that vest upon Crestview and certain related investors receiving a target stock price upon a liquidity event become vested only upon a liquidity event that occurs prior to termination of employment.
Change in Control or Liquidity Event Rights on Termination of Employment. Termination of an executive officer's employment by the Company without cause or upon a resignation for Good Reason will result in the right to exercise options as follows: (i) if termination occurs within 12 months following a Change in Control, the executive officer will be able to fully exercise the time vesting options and, to the extent that the performance conditions are satisfied, performance vesting options for three months following the date of the event; and (ii) if termination occurs within 12 months prior to the execution of an agreement that results in a liquidity event, the executive officer will be able to exercise the time vesting options to the extent that they were vested as of the termination of employment and, to the extent that the performance conditions are satisfied, performance vesting options for three months following the date of a liquidity event; provided, however, that the number of shares that can be acquired on exercise of the performance vesting option will be reduced by one-half if termination of employment is more than six months prior to execution of such agreement.
As it relates to Messrs. Francis and Adlerz, a termination of employment by the executive officer for “Good Reason” occurs following (a) any material breach by the Company of any material provision of the employment agreement; (b) a reduction in base salary or target bonus opportunity; (c) a material diminution in title or level of responsibility, or change in office or reporting relationship; (d) a transfer of the executive's primary workplace by more than 35 miles; (e) the failure of the executive to be elected or the executive ceases to be a member of our board or the board of Symbion (except for cause); or (g) the executive's resignation for any reason within 120 days following a Change in Control.
For all other Named Executive Officers, “Good Reason” means, during the 12 months following a Change in Control, (a) a reduction in base salary or target bonus opportunity in effect immediately prior to the Change in Control; (b) a material diminution in level of responsibility or, with respect to Ms. Sparks, a material diminution in title in effect immediately prior to the Change in Control; (c) a material reduction in the aggregate value of deferred compensation and health and welfare benefits that were provided immediately prior to the Change in Control; or (d) a transfer of the executive officer's primary workplace by more than 50 miles.

Potential Payments. The following table shows the amounts that each Named Executive Officer would have received if the Named Executive Officer’s employment had been terminated for the reasons indicated effective December 31, 2011:

Name	Cash Compensation		Accelerated Vesting of Stock Options		Benefits		Total
Richard E. Francis, Jr.
Termination for cause, voluntary termination or retirement	$—		$—		$37,094	(1)	$37,094
Death	—		—		37,094	(1)	37,094
Disability	725,006	(2)	—		45,244	(3)	770,250
Termination by the Company without cause or by the NEO for Good Reason	2,893,350	(4)	—		45,244	(3)	2,938,594
Change in Control	3,970,785	(5)	—	(6)	45,244	(3)	4,016,029
Clifford G. Adlerz
Termination for cause, voluntary termination or retirement	—		—		26,790	(1)	26,790
Death	—		—		26,790	(1)	26,790
Disability	423,617	(2)	—		34,793	(3)	458,410
Termination by the Company without cause or by the NEO for Good Reason	2,089,644	(4)	—		34,793	(3)	2,124,437
Change in Control	2,845,728	(5)	—	(6)	34,793	(3)	2,880,521
Teresa F. Sparks
Termination for cause, voluntary termination or retirement	—		—		17,533	(1)	17,533
Death	—		—		17,533	(1)	17,533
Disability	—	(2)	—		17,533	(1)	17,533
Termination by the Company without cause or by the NEO for Good Reason	—		—		17,533	(1)	17,533
Change in Control	341,894	(7)	—	(6)	25,052	(3)	366,946
R. Dale Kennedy
Termination for cause, voluntary termination or retirement	—		—		16,641	(1)	16,641
Death	—		—		16,641	(1)	16,641
Disability	—	(2)	—		16,641	(1)	16,641
Termination by the Company without cause or by the NEO for Good Reason	—		—		16,641	(1)	16,641
Change in Control	324,495	(7)	—	(6)	24,114	(3)	348,609
________________________________________
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
(3) Includes accrued vacation and the premiums for medical, life and disability insurance benefits for the period of time the Named Executive Officer is eligible for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) in accordance with the Named Executive Officer's employment agreement or the Executive Change in Control Severance Plan, as applicable.
(4) Represents a severance payment equal to (a) three times the Named Executive Officer's base salary plus (b) three times the target cash bonus amount for 2011 in accordance with the Named Executive Officer's employment agreement.
(5) Includes the amount described in footnote 4 above plus a “gross up” payment of all excise taxes imposed under Section 4999 of the Code and any federal income and excise taxes that are payable as a result of any reimbursements for Section 4999 excise taxes in accordance with the Named Executive Officer's employment agreement. The gross up amount is $1,057,979 for Mr. Francis and $756,084 for Mr. Adlerz.  This calculation assumes termination of employment.
(6) As discussed above, if specified internal rates of return are achieved upon a liquidity event, then performance vesting options held by executive officers would vest in connection with the event. The fair market value of Holdings common stock on December 31, 2011, as determined under general valuation principles, was less than the exercise price of the unvested options. Therefore, for purposes of this table, no value would have been realized for accelerated vesting of options upon a Change in Control.
(7) Represents payment under the Executive Change in Control Severance Plan of one year of annual pay, which includes for each individual, the base pay for 2011 and the bonus payable to each individual pursuant to the 2011 Corporate Key Management Incentive Plan upon achievement of applicable targets.
The table above does not include information about vesting of Company contributions under our 401(k) plan or the SERP.

Information about such plans can be found under “Other Effects of Termination of Employment or Change in Control” and “Nonqualified Deferred Compensation.”
Director Compensation
None of our directors received compensation for service as a member of our (or Holdings) board or board committees for 2011. They are reimbursed for any expenses incurred in connection with their service.
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
All of our capital stock is owned by our parent company, Holdings.  The following table presents information with respect to the beneficial ownership of Holdings’ common stock as of March 16, 2012 by (a) any person or group who beneficially owns more than five percent of Holdings common stock, (b) each of our directors and Named Executive Officers and (c) all directors and executive officers as a group.  The percentage shares outstanding provided in the table are based on 24,816,623 shares of our common stock plus shares resulting from conversion of the PIK Exchangeable Notes, par value $0.01 per share, outstanding as of March 16, 2012.

Name of Beneficial Holder	Number of Shares(1)	Percent of Class
Crestview Funds(2)	38,252,052	78.8%
The Northwestern Mutual Life Insurance Company(3)	8,696,669	29.5
Trident IV, L.P.(4)	3,000,000	12.1
Banc of America Capital Investors V, L.P.(5)	2,500,000	10.1
Richard E. Francis, Jr.(6)(7)	900,301	3.6
Clifford G. Adlerz(6)(8)	561,867	2.3
Teresa F. Sparks(6)(9)	60,932	*
R. Dale Kennedy(6)(10)	59,227	*
Thomas S. Murphy, Jr.(11)	—	*
Robert V. Delaney(11)	—	*
Quentin Chu(11)	—	*
Craig R. Callen(11)	—	*
Kurt E. Bolin(4)	—	*
All directors and executive officers as a group (9 persons) (12)	1,582,327	5.9%
________________________________________
*  Less than one percent.
(1) Beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to options that are exercisable within 60 days of March 16, 2012 and shares issuable upon the exchange of PIK Exchangeable Notes for Holdings common stock. Shares issuable pursuant to options or PIK Exchangeable Notes are deemed outstanding in computing the percentage held by the person holding the options or PIK Exchangeable Notes but are not deemed outstanding in computing the percentage held by any other person.
(2) Consists of shares held directly by Crestview and certain related investors (the “Crestview Funds”) as well as 23,710,727 shares issuable upon exchange of PIK Exchangeable Notes.  The investment committee of Crestview Partners GP, L.P., the general partner of each fund, makes investment decisions on behalf of the investment funds and Barry S. Volpert serves as the chairman of the investment committee.  Mr. Volpert has the right to designate, in his discretion, additional persons to serve on the investment committee of Crestview Partners GP, L.P. and, therefore, could be deemed to have beneficial ownership of all the shares of common stock held by the Crestview Funds.  However, Mr. Volpert disclaims beneficial ownership of all such shares.  The composition of the investment committee of Crestview Partners GP, L.P. changes from time to time.  See “Certain Relationships and Related Party Transactions — Shareholder Agreement.”  The address of Crestview Partners GP, L.P. is 667 Madison Avenue, New York, New York 10065.
(3) Includes shares held directly by The Northwestern Mutual Life Insurance Company and an affiliated fund as well as 4,664,425 shares issuable upon exchange of PIK Exchangeable Notes.  The address of The Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, WI 53202.
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
(5) The address of Banc of America Capital Investors V, L.P. is 150 North College Street, Suite 2500, Charlotte, North Carolina, 28202.
(6) The address of each of Messrs. Francis, Adlerz, and Kennedy and Ms. Sparks is 40 Burton Hills Boulevard, Suite 500, Nashville, Tennessee 37215.
(7) Includes options to purchase 673,744 shares which were exercisable as of March 16, 2012 or become exercisable within 60 days following March 16, 2012.
(8) Includes options to purchase 471,801 shares which were exercisable as of March 16, 2012 or become exercisable within 60 days following March 16, 2012.
(9) Represents options to purchase 60,932 shares which were exercisable as of March 16, 2012 or become exercisable within 60 days following March 16, 2012.
(10) Represents options to purchase 59,227 shares which were exercisable as of March 16, 2012 or become exercisable within 60 days following March 16, 2012.
(11) The address of each of Messrs. Murphy, Delaney, Chu and Callen is 667 Madison Avenue, New York, New York 10065.
(12) Includes options to purchase 1,338,473 shares which were exercisable as of March 16, 2012 or become exercisable within 60 days following March 16, 2012.

Equity Compensation Plan Information
The following table provides information as of December 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which shares of the common stock of Holdings are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders (1)	3,815,016	$8.40	166,378
Equity compensation plans not approved by security holders	—	—	—
Total	3,815,016	$8.40	166,378
________________________________________
(1) Represents stock options granted or issuable under the Holdings 2007 Equity Incentive Plan.  See additional disclosure at Item 8. “Financial Statements and Supplementary Data - Note 9. Stock Options”.
Effective January 23, 2012, the Board of Directors of Holdings adopted an amendment to the 2007 Equity Incentive Plan. The amendment increases the shares authorized for future grant under the plan by 2,400,000 shares and expands the authority of the Compensation Committee to amend the terms of outstanding awards under the plan without impairing the rights of any affected plan participant or the holder or beneficiary of any award.
After the adoption of the amendment, the Compensation Committee amended the terms for vesting and exercise of certain options previously issued under the plan and held by persons employed as of March 3, 2012, including options held by the Named Executive Officers. The exercise price of all options originally issued on and after August 31, 2007 was reduced to $3.00 per share and the expiration date of such options was extended to January 23, 2022. Outstanding performance vesting options were amended to provide that they will vest upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain related investors receive a target share price for their equity.

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
PIK Exchangeable Note Exchanges
Contemporaneous with the closing of the Offering, we entered into our New Credit Facility and issued our PIK Exchangeable Notes to affiliates of Crestview and certain other holders of Toggle Notes in exchange for $85.4 million aggregate principal amount of our existing Toggle Notes, at par plus accrued and unpaid interest. Effective September 9, 2011, we cancelled $9.0 million aggregate principal amount of our Senior Secured Notes held by affiliates of the Northwestern Mutual Life Insurance Company, plus accrued and unpaid interest, in exchange for our issuance to such parties of an additional $9.2 million aggregate principal amount of our PIK Exchangeable Notes. Effective December 15, 2011, the Company reclassified $3.8 million of accrued PIK interest to long-term debt.

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
The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for 2011 and 2010, and all other fees billed for any additional services rendered by Ernst & Young LLP for 2011 and 2010:

	2011	2010
Audit Fees	$970,651	$885,559
Audit-Related Fees	26,955	1,500
Tax Fees	157,907	191,854
Total	$1,155,513	$1,078,913
Audit Fees.  These fee were for professional services rendered by Ernst & Young LLP in connection with the audit of our consolidated annual financial statements.  The fees also include services related to Securities and Exchange Commission filings.
Audit-Related Fees.  These fees were for services rendered by Ernst & Young LLP related to accounting consultation services and a subscription to online accounting services.
Tax Fees.  These fees were for services rendered by Ernst & Young LLP for compliance regarding tax filings and for other tax planning and tax advice services.
Pre-approval of Auditor Services
The charter of the Audit and Compliance Committee provides that the Audit and Compliance Committee must pre-approve all services to be provided by the independent auditors prior to the commencement of work.  Unless the specific service has been pre-approved with respect to that year, the Audit and Compliance Committee must approve the permitted service before the independent auditors are engaged to perform it.  For 2011 and 2010, all services provided by Ernst & Young LLP were pre-approved by the Audit and Compliance Committee.
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

(3) Exhibits:

No.	Description
3.1	Amended Certificate of Incorporation of Symbion, Inc. (a)
3.2	Amended and Restated Bylaws of Symbion, Inc. (a)
4.1	Indenture, dated as of June 3, 2008, among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (a)
4.2	Form of 11.00%/11.75% Senior PIK Toggle Notes due 2015 (included in Exhibit 4.1) (a)
4.3
Registration Rights Agreement, dated as of June 3, 2007, among Symbion, Inc., the subsidiaries of Symbion, Inc. party thereto as guarantors, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Greenwich Capital Markets, Inc. (a)

4.4	First Supplemental Indenture, dated as of September 18, 2008 among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (a)
4.5	Indenture, dated as of June 14, 2011, among Symbion, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee, relating to the 8.00% Senior Secured Notes Due 2016 (b)
4.6	Form of 8.00% Senior Secured Notes Due 2016 (included in Exhibit 4.5) (b)
4.7	Registration Rights Agreement, dated as of June 14, 2011, among Symbion, Inc., the guarantors party thereto, and Morgan Stanley & Co. LLC, Barclays Capital Inc. and Jefferies & Company, Inc (b)
4.8
Indenture, dated as of June 14, 2011, among Symbion, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee, relating to the 8.00% Senior PIK Exchangeable Notes Due 2017 (b)

4.9	Form of 8.00% Senior PIK Exchangeable Notes Due 2017 (included in Exhibit 4.8) (b)
4.10	Form of Registration Rights Agreement, dated as of June 14, 2011, among Symbion, Inc., Symbion Holdings Corporation, the subsidiary guarantors party thereto, and the initial holders named therein (b)
4.11
Amendment to Registration Rights Agreement, dated as of September 9, 2011, among Symbion, Inc., Symbion Holdings Corporation, the subsidiary guarantors party thereto, and the initial holders named therein (h)

10.1
Intercreditor Agreement, dated as of June 14, 2011, among Symbion Holdings Corporation, Symbion, Inc., the other grantors party thereto, Morgan Stanley Senior Funding, Inc., as credit agreement collateral agent, and U.S. Bank National Association, as notes collateral agent (b)

10.2	Employment Agreement, dated August 23, 2007, between Symbion, Inc. and Richard E. Francis, Jr. (a)
10.3	Employment Agreement, dated August 23, 2007, between Symbion, Inc. and Clifford G. Adlerz (a)
10.4
Credit Agreement, dated as of June 14, 2011, among Symbion Holdings Corporation, Symbion, Inc., the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, Morgan Stanley Bank, N.A., as swing line lender and issuing bank, and Barclays Capital and Jefferies Finance LLC, as co-syndication agents. (b)

10.5	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (c)
10.6	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (d)
10.7	Second Amendment to Lease Agreement, dated January 22, 2012, between Burton Hills IV Partners and Symbion, Inc.
10.8	Symbion Holdings Corporation 2007 Equity Incentive Plan (a)
10.9	First Amendment to 2007 Equity Incentive Plan (i)
10.10	Symbion, Inc. Executive Change in Control Severance Plan (a)
10.11	Symbion Holdings Corporation Compensatory Equity Participation Plan (a)
10.12	Shareholders Agreement, dated as of August 23, 2007, among Symbion Holdings Corporation and the stockholders of Symbion Holdings Corporation and other persons named therein (a)
10.13	Advisory Services and Monitoring Agreement, dated as of August 23, 2007, among Symbion, Inc., Symbion Holdings Corporation and Crestview Advisors, L.L.C. (a)
10.14	Form of Employee Contribution Agreement (a)
10.15	Symbion, Inc. Supplemental Executive Retirement Plan (e)
10.16	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc. (g)
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (j)
101.SCH	XBRL Taxonomy Extension Schema Document (j)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (j)
101.DEF	XBRL Taxonomy Definition Linkbase Document (j)

101.LAB	XBRL Taxonomy Label Linkbase Document (j)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (j)
___________________________________________

(a)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 filed September 26, 2008 (Registration No. 333-153678).
(b)	Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed June 20, 2011 (File No. 000-50574).
(c)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-89554).
(d)	Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).
(e)	Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50574).
(f)	Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed August 2, 2005 (File No. 000-50574).
(g)	Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, as amended (File No. 000-50574).
(h)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 filed October 11, 2011(Registration No. 333-153678).
(i)	Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed January 27, 2012 (File No. 000-50574)
(j)	Furnished electronically herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Symbion, Inc.

We have audited the accompanying consolidated balance sheets of Symbion, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symbion, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 16, 2012

SYMBION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$69,521	$73,044
Accounts receivable, less allowance for doubtful accounts of $10,190 and $9,971, respectively	66,969	60,679
Inventories	12,641	10,080
Prepaid expenses and other current assets	8,427	8,546
Current assets of discontinued operations	2,304	3,371
Total current assets	159,862	155,720
Land	5,713	5,713
Buildings and improvements	100,351	99,813
Furniture and equipment	69,267	63,834
Computers and software	4,827	4,469
	180,158	173,829
Less accumulated depreciation	(50,353)	(35,322)
Property and equipment, net	129,805	138,507
Intangible assets	26,920	21,817
Goodwill	630,144	624,737
Investments in and advances to affiliates	14,628	17,824
Other assets	15,078	9,609
Long-term assets of discontinued operations	1,657	2,183
Total assets	$978,094	$970,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,614	$11,945
Accrued payroll and benefits	9,990	9,927
Other accrued expenses	31,753	25,536
Current maturities of long-term debt	13,582	29,097
Current liabilities of discontinued operations	902	1,914
Total current liabilities	70,841	78,419
Long-term debt, less current maturities	544,694	507,228
Deferred income tax payable	61,056	51,309
Other liabilities	60,673	68,950
Long-term liabilities of discontinued operations	1,632	1,825
Noncontrolling interests — redeemable	34,624	34,996
Stockholders’ equity:
Common stock, 1,000 shares, $0.01 par value, authorized, issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Additional paid-in-capital	239,935	240,959
Accumulated other comprehensive loss	—	(314)
Retained deficit	(81,806)	(55,219)
Total Symbion, Inc. stockholders’ equity	158,129	185,426
Noncontrolling interests — non-redeemable	46,445	42,244
Total equity	204,574	227,670
Total liabilities and stockholders’ equity	$978,094	$970,397
 See Notes to Consolidated Financial Statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Revenues	$444,653	$394,555	$323,667
Operating expenses:
Salaries and benefits	123,085	111,984	92,716
Supplies	105,897	88,844	67,273
Professional and medical fees	32,693	27,061	20,225
Rent and lease expense	23,998	23,562	23,486
Other operating expenses	31,305	28,895	25,363
Cost of revenues	316,978	280,346	229,063
General and administrative expense	22,723	22,465	21,448
Depreciation and amortization	20,263	18,354	16,008
Provision for doubtful accounts	6,963	6,596	2,730
Income on equity investments	(1,876)	(2,901)	(2,318)
Impairment and loss (gain) on disposal of long-lived assets, net	4,822	(907)	2,813
Loss on debt extinguishment	4,751	—	—
Litigation settlements, net	(391)	(35)	—
Business combination remeasurement gains	—	(3,169)	—
Total operating expenses	374,233	320,749	269,744
Operating income	70,420	73,806	53,923
Interest expense, net	(54,321)	(48,020)	(44,936)
Income before income taxes and discontinued operations	16,099	25,786	8,987
Provision for income taxes	9,372	7,725	7,685
Income from continuing operations	6,727	18,061	1,302
Income (loss) from discontinued operations, net of taxes	207	(190)	(4,754)
Net income (loss)	6,934	17,871	(3,452)
Less: Net income attributable to noncontrolling interests	(33,521)	(26,611)	(19,002)
Net loss attributable to Symbion, Inc.	$(26,587)	$(8,740)	$(22,454)
 See Notes to Consolidated Financial Statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Symbion, Inc. Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests-Non-redeemable	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2008	1,000	$—	$240,815	$(5,584)	$(24,025)	$4,330	$215,536
Amortized compensation expense related to stock options	—	—	1,297	—	—	—	1,297
Unrealized loss on interest rate swap, net of taxes	—	—	—	2,853	—	—	2,853
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,660)	(2,660)
Acquisitions and disposal of shares of noncontrolling interests	—	—	511	—	—	220	731
Net loss	—	—	—	—	(22,454)	642	(21,812)
Balance at December 31, 2009	1,000	$—	$242,623	$(2,731)	$(46,479)	$2,532	$195,945
Amortized compensation expense related to stock options	—	—	1,336	—	—	—	1,336
Recognition of interest rate swap liability to earnings, net of taxes	—	—	—	2,731	—	—	2,731
Distributions to noncontrolling interest holders	—	—	—	—	—	(6,646)	(6,646)
Acquisitions and disposal of shares of noncontrolling interests	—	—	(3,000)	—	—	39,735	36,735
Unrealized loss on interest rate swap, net of taxes	—	—	—	(314)			(314)
Net loss	—	—	—	—	(8,740)	6,623	(2,117)
Balance at December 31, 2010	1,000	$—	$240,959	$(314)	$(55,219)	$42,244	$227,670
Amortized compensation expense related to stock options	—	—	1,353	—	—	—	1,353
Recognition of interest rate swap liability to earnings, net of taxes	—	—	—	665	—	—	665
Distributions to noncontrolling interest holders	—	—	—	—	—	(15,032)	(15,032)
Acquisitions and disposal of shares of noncontrolling interests	—	—	(2,377)	—	—	3,557	1,180
Unrealized loss on interest rate swap, net of taxes	—	—	—	(351)	—	—	(351)
Net loss	—	—	—	—	(26,587)	15,676	(10,911)
Balance at December 31, 2011	1,000	$—	$239,935	$—	$(81,806)	$46,445	$204,574
See Notes to Consolidated Financial Statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash flows from operating activities:
Net income (loss)	$6,934	$17,871	$(3,452)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(207)	190	4,754
Depreciation and amortization	20,263	18,354	16,008
Amortization of deferred financing costs	2,886	2,004	2,004
Non-cash payment-in-kind interest option	22,368	26,079	23,263
Non-cash stock option compensation expense	1,353	1,336	1,297
Non–cash recognition of other comprehensive loss into earnings	665	2,732	2,853
Non–cash credit risk adjustment of financial instruments	—	189	1,629
Non–cash losses (gains)	4,822	(4,076)	2,813
Loss on debt extinguishment	4,751	—	—
Deferred income taxes	8,971	10,979	8,682
Equity in earnings (loss) of unconsolidated affiliates, net of distributions received	106	50	(207)
Provision for doubtful accounts	6,963	6,596	2,730
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(11,261)	(15,018)	(4,442)
Other assets and liabilities	(1,125)	(358)	(597)
Net cash provided by operating activities—continuing operations	67,489	66,928	57,335
Net cash provided by operating activities—discontinued operations	1,470	1,539	3,582
Net cash provided by operating activities	68,959	68,467	60,917
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(7,836)	(44,105)	(126)
Purchases of property and equipment, net	(9,677)	(8,676)	(9,499)
Proceeds (payments) from unit activity of unconsolidated facilities	—	50	(724)
Change in other assets	(590)	(278)	(844)
Net cash used in investing activities—continuing operations	(18,103)	(53,009)	(11,193)
Net cash used in investing activities—discontinued operations	(16)	(160)	(255)
Net cash used in investing activities	(18,119)	(53,169)	(11,448)
Cash flows from financing activities:
Principal payments on long-term debt	(355,590)	(22,414)	(13,584)
Proceeds from debt issuances	348,880	56,942	678
Payment of debt issuance costs	(11,891)	—	(203)
Distributions to noncontrolling interests	(33,606)	(25,692)	(23,677)
(Payments) proceeds from unit activity of consolidated facilities	(2,155)	4,708	307
Other financing activities	450	(3,293)	(4,938)
Net cash (used in) provided by financing activities—continuing operations	(53,912)	10,251	(41,417)
Net cash (used in) provided by financing activities—discontinued operations	(451)	412	(1,469)
Net cash (used in) provided by financing activities	(54,363)	10,663	(42,886)
Net (decrease) increase in cash and cash equivalents	(3,523)	25,961	6,583
Cash and cash equivalents at beginning of period	73,044	47,083	40,500
Cash and cash equivalents at end of period	$69,521	$73,044	$47,083

See Notes to Consolidated Financial Statements.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

1.  Organization
Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and physician groups, hospitals and hospital systems.  As of December 31, 2011, the Company owned and operated 55 surgical facilities, including 49 ambulatory surgery centers and six surgical hospitals. The Company also managed eight additional ambulatory surgery centers and one physician clinic.  The Company owns a majority ownership interest in 31 of the 55 surgical facilities and consolidates 49 surgical facilities for financial reporting purposes. The Company reports two of the 55 surgical facilities as discontinued operations.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate’s business.  The physician limited partners and physician minority members of the entities that the Company controls are responsible for the supervision and delivery of medical services.  The governance rights of limited partners and minority members are restricted to those that protect their financial interests.  Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach of the partnership or operating agreement, gross negligence or bankruptcy.  These protective rights do not preclude consolidation of the respective partnerships and limited liability companies.  The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidation.  The variable interest entities are surgical facilities located in the states of Florida and New York.  With regard to the New York facility, the Company is the primary beneficiary due to the power to direct the activities of the facility and the level of variability within the management service agreement, as well as the obligation and likelihood of absorbing the majority of expected gains and losses.   Regarding the Florida facility, the Company has the power to direct the activities of the facility and has fully guaranteed the facility's debt obligations.  The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected gains and losses.  The accompanying consolidated balance sheets as of December 31, 2011 and December 31, 2010 include assets of $14.2 million and $15.3 million, respectively, and liabilities of $3.9 million and $4.1 million, respectively, related to the variable interest entities.  All significant intercompany balances and transactions are eliminated in consolidation.
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

The carrying amount and fair value of the Company’s long term debt obligations as of December 31, 2011 and 2010 were as follows (in thousands):

	Carrying Amount December 31,		Fair Value December 31,
	2011	2010	2011	2010
Senior Secured Notes, net of note issuance discount of $4,799	$336,201	$—	$310,566	$—
Tranche A Term Loan	—	106,062	—	101,732
Tranche B Term Loan	—	115,438	—	110,724
Revolving Facility	—	56,000	—	53,715
PIK Exchangeable Notes	101,413	—	101,413	—
Toggle Notes	94,724	232,000	94,487	198,662
The fair value of the Senior Secured Notes, the Tranche A and B Term Loans, the Toggle Notes and the Revolving Facility (as such terms are defined in Note 7) were based on Level 1 computations using quoted prices at December 31, 2011 and 2010, as applicable. The fair value of the PIK Exchangeable Notes (as defined in Note 7) was based on a Level 3 computation, using a Company-specific discounted cash flow analysis. The Company’s long-term debt instruments are discussed further in Note 7.
The Company determined the fair value of its interest rate swap based on the amount at which it could be settled, which is considered to be the exit price.  This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk.  The Company has categorized its interest rate swap as a Level 2 financial instrument.  Upon extinguishment of the senior secured credit facility, which was the underlying hedged instrument, the Company discontinued hedge accounting and terminated the swap obligation.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Accounts Receivable
Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients.  The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies.  Concentration of credit risk with respect to other payors is limited because of the large number of such payors.  Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value.  Also, the Company has amounts recorded third-party settlements of $13.9 million and $12.0 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011, $10.0 million related to the settlements is recorded in other accrued expenses and $3.9 million is recorded in in other long-term liabilities. The Company does not require collateral for private pay patients.  Accounts receivable at December 31, 2011 and December 31, 2010 were as follows (in thousands):

	Year Ended December 31,
	2011	2010
Surgical facilities	$66,969	$60,096
Physician networks	—	583
Total	$66,969	$60,679
The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgical facilities as of December 31, 2011 and December 31, 2010:

	Year Ended December 31,
	2011	2010
Private insurance	56%	58%
Government	19	18
Self-pay	7	8
Other	18	16
Total	100%	100%
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
Changes in the allowance for doubtful accounts and the amounts charged to revenues, costs and expenses were as follows (in thousands):

	Allowance Balance at Beginning of Period	Charged to Revenues, Costs and Expenses	Other	Allowance Balance at End of Period
Year ended December 31:
2009	$13,708	$2,730	$(7,579)	$8,859
2010	8,859	6,596	(5,484)	9,971
2011	9,971	6,963	(6,744)	10,190
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value.  Cost is determined using the first-in, first-out method.
Prepaid and Other Current Assets
A summary of prepaid and other current assets is as follows (in thousands):

	Year Ended December 31,
	2011	2010
Prepaid expenses	$5,375	$4,942
Other receivables	3,052	3,604
	$8,427	$8,546
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
Depreciation expense, including the amortization of assets under capital leases, was $20.3 million, $18.4 million and $16.0 million for the periods ended December 31, 2011, 2010 and 2009, respectively.
Impairment of Long-Lived Assets
When events or circumstances indicate that the carrying value of certain property and equipment might be impaired, the Company prepares an expected undiscounted cash flow projection.  If the projection indicates that the recorded amounts of the property and equipment are not expected to be recovered, these amounts are reduced to estimated fair value.  The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation.  In 2011, the Company recorded an impairment charge of $2.9 million related to its equity method investment located in Novi, Michigan. The Company additionally recorded a valuation allowance of $2.1 million related to a note receivable due from this facility. In 2010, the Company recorded an impairment charge of $897,000 related to its equity method investment located in Gresham, Oregon.   These impairment charges are included in the impairment and loss (gains) on disposal of long-lived assets.
Goodwill and Other Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets acquired.  The Company tests for impairment annually as of December 31, or more frequently if certain indicators are encountered.  See Note 5 for further discussion of our goodwill impairment valuation.
Other Intangible Assets
The Company has intangible assets of $19.5 million related to the certificates of need for certain of its facilities. These indefinite-lived assets are not amortized, but are assessed for possible impairment under the Company's impairment policy. The Company also has intangible assets related to various non-compete agreements, which are amortized over the service life of the agreements. The net value of the non-compete intangible assets as of December, 31, 2011 is $5.2 million.
Effective August 1, 2011, we acquired a 56.0% ownership interest in an ASC located in Great Falls, Montana. We recorded goodwill of $4.6 million related to this acquisition. We consolidate this facility for financial reporting purposes for periods subsequent to the acquisition. Effective August 1, 2011, the Company acquired a 50.0% ownership interest in a 20-bed surgical hospital located in Great Falls, Montana and acquired the right to manage the hospital. We account for this facility as an equity method investment. Additionally, effective August 1, 2011, the Company acquired the right to manage a medical clinic consisting of multi-specialty physicians located in Great Falls, Montana. The aggregate consideration given for these acquisitions was $5.2 million plus the assumption of $232,000 of debt. The aforementioned management rights are recorded as intangible assets and amortized over the base terms of 15 years.
Unfavorable leasehold rights arising from the Merger were $869,000.  Amortization of $83,468 was recorded in both 2011 and 2010.  The unamortized balance at December 31, 2011 totaled $507,761.  The unfavorable leasehold rights are amortized on a straight-line basis over the life of the applicable lease and reflected as a component of cost of revenues from continuing operations.  Scheduled amortization expense for the five years ending December 31, 2011 to 2015 is $83,468 per year.
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
Investments in and Advances to Affiliates
As of December 31, 2011 and 2010, the Company held interests in seven and six surgical facilities, respectively, in which it exercised significant influence. However, the Company does not consolidate these facilities because of a lack of control.  The Company accounts for such investments under the equity method.  As of both December 31, 2011 and 2010, the Company owned less than 20% of two of these surgical facilities but exerted significant influence through board of director representation, as well as an agreement to manage the surgical facilities.
Effective December 31, 2011, the Company recorded an impairment charge of $2.9 million related to one of its equity method investments located in Novi, Michigan. The Company additionally recorded a valuation allowance of $2.1 million related to a note receivable due from this facility.
Other Assets
Other assets at December 31, 2011 and 2010 included approximately $12.2 million and $7.5 million, respectively, related to deferred financing costs.  Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements.  The deferred financing costs are amortized as interest expense on the accompanying consolidated statements of operations. During 2011, the Company wrote off approximately $4.8 million of deferred loan costs related to its senior secured credit facility and recorded approximately $11.9 million of deferred finance costs in conjunction with the private offering of $350.0 million aggregate principal amount of Senior Secured Notes.
Other Accrued Expenses
A summary of other accrued expenses is as follows (in thousands):

	2011	2010
Interest payable	$5,384	$9,865
Current taxes payable	6,541	6,240
Insurance liabilities	1,803	1,540
Third-party settlements	9,967	—
Other accrued expenses	8,058	7,891
	$31,753	$25,536
Other Liabilities
Other liabilities at December 31, 2011 and 2010 included an obligation which was assumed in connection with the acquisition of Mountain View Hospital, LLC. This obligation is payable to the hospital facility lessor for the land, building and improvements at Mountain View Hospital, LLC. As of December 31, 2011 and 2010, the balance on the obligation was $48.5 million and $48.0 million, respectively. Additionally, included in other liabilities as of 2011 and 2010 are third-party settlements of $3.9 million and $12.0 million, respectively.

Noncontrolling Interests —Redeemable
Each of the partnerships and limited liability companies through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement.  In certain circumstances, the partnership and operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physicians’ ownership if certain adverse regulatory events occur, such as it becoming illegal for the physicians to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility.  This redeemable noncontrolling interest is reported outside of stockholders' equity. The following table sets forth the activity of the noncontrolling interests—redeemable as of December 31, 2011:

Noncontrolling Interests—Redeemable
Balance at December 31, 2008	$30,607
Net income attributable to noncontrolling interests—redeemable	18,592
Distributions to noncontrolling interest holders	(20,955)
Acquisitions and disposal of shares of noncontrolling interests	2,163
Balance at December 31, 2009	$30,407
Net income attributable to noncontrolling interests—redeemable	19,895
Distributions to noncontrolling interest holders	(19,040)
Acquisitions and disposal of shares of noncontrolling interests	3,734
Balance at December 31, 2010	$34,996
Net income attributable to noncontrolling interests—redeemable	17,845
Distributions to noncontrolling interest holders	(18,574)
Acquisitions and disposal of shares of noncontrolling interests	357
Balance at December 31, 2011	$34,624
Comprehensive Income
The Company reports other comprehensive loss as a measure of changes in stockholders' equity that results from recognized transactions. The Company entered into an interest rate swap agreement effective December 31, 2010. The change in other comprehensive loss of the Company from December 31, 2010 to December 31, 2011 resulted from the derecognition of the interest rate swap as a cash flow hedge as a result of the Company's debt extinguishment in the second quarter of 2011. Upon extinguishment of the Company's senior secured credit facility, which was the underlying hedged instrument, the Company discontinued hedge accounting and charged the amount previously recorded to other comprehensive income to earnings. The Company's total loss, including the net loss attributable to Symbion, Inc. and the amounts recorded to other comprehensive loss for the years ended December 31, 2011, 2010 and 2009 was $26,901, $11,157 and $25,307, respectively.

Revenues
Revenues by service type consist of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
Patient service revenues	$434,138	$382,328	$309,509
Physician service revenues	4,483	5,800	6,464
Other service revenues	6,032	6,427	7,694
Total revenues	$444,653	$394,555	$323,667
Patient Service Revenues
Approximately 98% of the Company’s revenues in 2011 are patient service revenues.  Patient service revenues are revenues from healthcare procedures performed in each of the facilities that the Company consolidates for financial reporting purposes.  The fee charged varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications.  Also, in a very limited number of surgical facilities, the Company charges for anesthesia services.  The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.  Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid.  Changes in estimated contractual adjustments and discounts are recorded in the period of change.

Physician Service Revenues
Physician service revenues are revenues from a physician network consisting of reimbursed expenses, plus participation in the excess of revenue over expenses of the physician networks, as provided for in the Company’s service agreements with the Company’s physician networks.  Reimbursed expenses include the costs of personnel, supplies and other expenses incurred to provide the management services to the physician networks.  The Company recognizes physician service revenues in the period in which reimbursable expenses are incurred and in the period in which the Company has the right to receive a percentage of the amount by which a physician network’s revenues exceed its expenses.  Physician service revenues are based on net billings with any changes in estimated contractual adjustments reflected in service revenues in the subsequent period. Effective September 30, 2011, the Company completed a scheduled termination of its physician network agreements.
Physician service revenues consist of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
Professional services revenues	$13,278	$17,948	$18,736
Contractual adjustments	(6,604)	(9,183)	(9,414)
Clinic revenue	6,674	8,765	9,322
Medical group retainage	(2,191)	(2,965)	(2,858)
Physician service revenues	$4,483	$5,800	$6,464
Other Service Revenues
Other service revenues consists of management and administrative service fees derived from the non-consolidated surgical facilities that the Company accounts for under the equity method, management of surgical facilities in which the Company does not own an interest and management services the Company provides to physician clinics for which the Company is not required to provide capital or additional assets.  The Company recognizes other service revenues in the period in which services are rendered.
The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Private Insurance	67%	68%	71%
Government	26	25	24
Self-pay	3	4	4
Other	4	3	1
Total	100%	100%	100%
Supplemental Cash Flow Information
The Company made cash income tax payments of $396,000, $474,000 and $288,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The Company made cash interest payments of $28.1 million, $22.9 million and $18.2 million for the years ended December 31, 2011, 2010 and 2009 respectively.  The Company made non-cash, in kind interest payments on its PIK Exchangeable Notes and Toggle Notes of $22.4 million, $26.1 million and $23.3 million as of December 31, 2011, 2010 and 2009, respectively. The Company entered into capital leases for $2.1 million, $516,000 and $408,000 of equipment for the years ended December 31, 2011, 2010 and 2009, respectively.
Recently Issued and Adopted Accounting Guidelines
Adopted

In August 2010, the FASB issued ASU 2010-23, Measuring Charity Care for Disclosure. ASU 2010-23 standardizes the basis of disclosure of charity care as cost and specifies the elements of cost to be used in charity care disclosures. Effective January 1, 2011 and retrospectively for all periods presented, the Company adopted the provisions of ASU 2010-23. The adoption of ASU 2010-23 had no impact on the Company's results of operations.

Effective January 1, 2011 and retrospectively for all periods presented, the Company adopted the provisions of ASU 2010-24, Presentation of Insurance Claims and Related Insurance Recoveries. ASU 2010-24 further clarifies that health care entities should not net insurance recoveries against the related claim liabilities. The adoption of ASU 2010-24 had no impact on the Company's results of operations or cash flows.

Issued

In July 2011, the FASB issued ASU 2011-7, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. ASU 2011-07 requires the presentation of revenues net of the provision for doubtful accounts as well as requiring certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. Currently, the Company's provision for doubtful accounts is included as a component of operating expenses. The Company plans to adopt the provisions of ASU 2011-7 during the first quarter of 2012 and retrospectively for all periods then presented. The adoption of ASU 2011-7 will change the Company's presentation of revenues as well as operating costs, however, it will not impact the Company's financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-5, Presentation of Comprehensive Income. ASU 2011-5 eliminated the Company's previously elected option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, ASU 2011-5 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

The Company plans to adopt the provisions of ASU 2011-5 during the first quarter of 2012 and retrospectively for all periods then presented with the inclusion of a separate, consecutive consolidated statement of comprehensive income. Through December 31, 2011, the Company's only component of other comprehensive income related to changes in the fair value of its interest rate swap derivative instrument. Effective July 19, 2011, the Company's interest rate swap agreement was terminated, as further discussed in Note 2. The adoption of ASU 2011-5 will not impact the Company's financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the comparative periods’ financial statements to conform to the 2011 presentation.  The reclassifications primarily related to the presentation of discontinued operations and had no impact on the Company’s financial position or results of operations.

3.  Acquisitions and Equity Method Investments
Effective October 1, 2011, the Company acquired an oncology practice, which is operated within an existing facility located in Idaho Falls, Idaho. The purchase price of the acquisition was $3.8 million, consisting of $2.7 million of cash from operations and approximately $1.1 million in the form of equity ownership in our facility located in Idaho Falls, Idaho. The Company consolidates this surgical facility for financial reporting purposes.
Effective August 1, 2011 the Company acquired a 56.0% ownership interest in an ASC and a 50.0% ownership interest in a 20-bed surgical hospital located in Great Falls, Montana. For periods subsequent to the acquisition, the Company consolidates the ASC for financial reporting purposes and accounts for the surgical hospital as an equity method for financial reporting purposes. In addition, the Company acquired the rights to manage a medical clinic in Great Falls, Montana consisting of multi-specialty physicians who are partners in the surgical facilities acquired. The aggregate purchase price was $5.2 million plus the assumption of debt of approximately $232,000.
Effective January 7, 2011, the Company acquired an incremental ownership interest of 3.5% at its surgical facility located in Chesterfield, Missouri for a purchase price of $1.8 million. Additionally, on July 1, 2011, the Company acquired an additional incremental ownership interest of 2.0% in this facility for a purchase price of $1.0 million. Both transactions were financed with cash from operations.

Effective July 1, 2010, the Company acquired an incremental, controlling ownership interest of 37.0% in one of its surgical facilities located in Chesterfield, Missouri for $18.8 million. Subsequent to the acquisition, the Company held a 50.0% ownership interest in the facility. As part of the acquisition, the Company consolidated $4.8 million of third-party facility debt on its balance sheet. We subsequently restructured this debt using borrowings from our Revolving Facility. As a result of this acquisition, the Company holds a controlling interest in this facility. The acquisition was treated as a business combination, and the Company began consolidating the facility for financial reporting purposes in the third quarter of 2010. The aggregate purchase price was financed with proceeds from the Company's Revolving Facility.

Effective April 9, 2010, the Company acquired an ownership of 54.5% in a surgical hospital located in Idaho Falls, Idaho for approximately $31.9 million plus the assumption of approximately $6.1 million of debt and other obligations of $48.0 million, which the Company consolidates on its balance sheet. The other obligations include a financing obligation of $48.0 million payable to the hospital facility lessor for the land, buildings and improvements of the facility. The acquisition was financed with borrowings from the Company's Revolving Facility. The Company consolidates this facility for financial reporting purposes.

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
Effective February 1, 2009, the Company acquired an incremental ownership of 18.0% in its surgical facility located in Westlake

Village, California for $416,000.   Prior to the acquisition, the Company owned 1.0% of this facility.  The acquisition was financed with cash from operations.
4.  Discontinued Operations and Divestitures
From time to time, the Company evaluates its portfolio of surgical facilities to ensure the facilities are performing as expected. During the fourth quarter of 2011, the Company committed to a plan to divest its interest in two facilities which are consolidated for financial reporting purposes. During 2010, the Company committed to a plan to divest its interest in four facilities which are consolidated for financial reporting purposes. In September 2010, the Company sold its interest in a surgical facility located in Orlando, Florida for net proceeds of $1.3 million and recognized a loss of $2.2 million, which includes an accrual of $1.7 million for future contractual obligations under a facility operating lease. As of December 31, 2011, the lease liability was $923,000.
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
Revenues, income from operations before income taxes, income tax provision (benefit), loss on sale, net of taxes and the income (loss) from discontinued operations net of taxes for the years ended December 31, 2011, 2010 and 2009 related to discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenues	$11,630	$20,191	$27,825
Income from operations before income taxes	$882	$(501)	$1,203
Income tax provision (benefit)	$257	$67	$117
Loss on sale, net of taxes	$(418)	$378	$(5,840)
Income (loss) from discontinued operations, net of taxes	$207	$(190)	$(4,754)

5.  Goodwill and Intangible Assets
The Company tests its goodwill and intangible assets for impairment at least annually, or more frequently if certain indicators arise.  The Company tests goodwill at the reporting unit level, which the Company has concluded to be the consolidated operating results of Symbion, Inc.  The Company completed the required annual impairment testing as of December 31, 2011, 2010 and 2009.
During 2011, the Company performed its impairment test by developing a fair value estimate of the business enterprise as of December 31, 2011 using a discounted cash flow approach and corroborated this analysis using a market-based approach.  As the Company does not have publicly traded equity from which to derive a market value, an assessment of peer company data was performed whereby the Company selected comparable peers based on growth and leverage ratios, as well as industry specific characteristics.  Management estimated a reasonable market value of the Company as of December 31, 2011 based on earnings multiples and trading data of the Company's peers. This market-based approach was then used to corroborate the results of the discounted cash flows approach.  No impairment was indicated as of December 31, 2011.
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2010	$624,737
Acquisitions	4,941
Purchase price allocations	825
Disposals	(359)
Balance at December 31, 2011	$630,144
Purchase price allocations of $825,000 for the year ended December 31, 2011 reflect final purchase price adjustments to the identifiable net assets of acquired facilities.

The Company has intangible assets of $19.5 million related to the certificates of need for certain of its facilities. These indefinite-lived assets are not amortized, but are assessed for possible impairment under the Company's impairment policy. The Company also has intangible assets related to various non-compete agreements and a management rights agreement, which are amortized over the service life of the agreements.
Changes in the carrying amount of intangible assets are as follows (in thousands)

	Management Rights	Non-Compete Assets	Certificates of Need	Total Intangible Assets
Balance at December 31, 2010	$—	$2,337	$19,480	$21,817
Acquisitions	2,300	3,632	—	5,932
Amortization	(64)	(765)	—	(829)
Balance at December 31, 2011	$2,236	$5,204	$19,480	$26,920
Effective August 1, 2011, the Company acquired a 56.0% ownership interest in an ASC located in Great Falls, Montana. Goodwill of $4.6 million was recorded related to this acquisition. The Company consolidates this facility for financial reporting purposes for periods subsequent to the acquisition. Effective August 1, 2011, the Company acquired a 50.0% ownership interest in a 20-bed surgical hospital located in Great Falls, Montana. This facility is accounted for as an equity method investment. Additionally, effective August 1, 2011, the Company acquired the right to manage a medical clinic consisting of multi-specialty physicians located in Great Falls, Montana. The aggregate consideration given for these acquisitions was $5.2 million plus the assumption of $232,000 of debt. The aforementioned management rights are recorded as intangible assets and amortized over the base terms of 15 years. The Company will recognize amortization expense of $1.8 million, $1.8 million, $1.6 million, $621,000 and $153,000 related to the intangible assets during, 2012, 2013, 2014, 2015 and 2016, respectively.
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
The future minimum lease payments under non-cancelable operating leases at December 31, 2011 are as follows (in thousands):

2012	$23,119
2013	22,594
2014	20,745
2015	17,806
2016	11,228
Thereafter	38,323
Total minimum lease payments	$133,815
Total rent and lease expense was $24.0 million, $23.6 million and $23.5 million for the periods ended December 31, 2011, 2010 and 2009, respectively.  The Company incurred rental expense of $8.0 million, $5.6 million and $5.6 million under operating leases with physician investors and an entity that is an affiliate of one of the Company’s former directors for the periods ended December 31, 2011, 2010 and 2009, respectively.

7.  Long-Term Debt
The Company's long-term debt is summarized as follows (in thousands):

	Year Ended December 31,
	2011	2010
Senior Secured Credit Facility	$—	$277,500
New Credit Facility	—	—
Senior Secured Notes, net of debt issuance discount of $4,799	336,201	—
Toggle Notes	94,724	232,000
PIK Exchangeable Notes	101,413	—
Notes Payable and Secured Loans	21,627	22,022
Capital lease obligations	4,311	4,803
	558,276	536,325
Less current maturities	(13,582)	(29,097)
Total	$544,694	$507,228
As described in the following sections, the Company modified its long-term debt structure during the second quarter of 2011. On June 14, 2011, the Company completed a private offering (the "Offering") of $350.0 million aggregate principal amount of 8.00% senior secured notes due 2016 (the "Senior Secured Notes"). The proceeds of the Offering were used to retire the Company's existing Senior Secured Credit Facility (defined below) and a portion of the Company's existing 11.00%/11.75% senior PIK toggle notes due 2015 (the "Toggle Notes"). In connection with the Offering, the Company entered into a new super-priority revolving credit facility ("New Credit Facility") and exchanged outstanding Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of new 8.00% senior PIK exchangeable notes due 2017 (the "PIK Exchangeable Notes"). As a result of the debt restructuring, the Company recorded a loss on debt extinguishment of $4.8 million. This loss is comprised primarily of capitalized debt issuance costs written off in connection with our termination of debt instruments as part of the restructuring.

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

$50.0 Million Senior Secured Super-Priority Revolving Credit Facility

Concurrent with the Offering, the Company entered into the New Credit Facility with a syndicate of financial institutions led by affiliates of the initial Senior Secured Note purchasers. The New Credit Facility includes revolving credit loans and swingline loans. Letters of credit may also be issued under the New Credit Facility. The New Credit Facility matures on December 15, 2015. The New Credit Facility is subject to a potential, although uncommitted, increase of up to $25.0 million at the Company's request at any time prior to maturity of the facility, subject to certain conditions, including compliance with a maximum net senior secured leverage ratio and a minimum cash interest coverage ratio. The increase is only available if one or more financial institutions agree to provide it. As of December 31, 2011, $50.0 million was available under the New Credit Facility.

Loans under the New Credit Facility bear interest, at the Company's option, at the reserve adjusted LIBOR rate plus 4.50% or at the alternate base rate plus 3.50%. The Company is required to pay a commitment fee at a rate equal to 0.50% per annum on the undrawn portion of commitments in respect of the New Credit Facility. This fee is payable quarterly in arrears and on the date of termination or expiration of the commitments.

The New Credit Facility contains financial covenants requiring the Company not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the New Credit Facility are subject to significant conditions, including the absence of any material adverse change. At December 31, 2011, the Company was in compliance with all material covenants contained in the New Credit Facility.

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

In connection with the closing of the sale of the Senior Secured Notes, the Company and the guarantors entered into a Registration Rights Agreement, whereby the Company agreed, under certain circumstances, to register senior secured notes with substantially identical terms to the Senior Secured Notes (the "Registered Senior Secured Notes") and commence an exchange offer to allow holders of the Senior Secured Notes to exchange their Senior Secured Notes for Registered Senior Secured Notes. The Company filed a Registration Statement to register the Registered Senior Secured Notes on October 11, 2011, which registration statement was declared effective on October 27, 2011. The Company completed the exchange offer on December 7, 2011.
At December 31, 2011, the Company was in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.

Scheduled amortization of the discount recorded in connection with the Senior Secured Notes is as follows (in thousands):

Discount attributable to Senior Secured Notes
January 1, 2012 through December 31, 2012	927
January 1, 2013 through December 31, 2013	1,006
January 1, 2014 through December 31, 2014	1,092
January 1, 2015 through December 31, 2015	1,186
January 1, 2016 through June 15, 2016	588
Total	$4,799
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
Between August 23, 2008 and August 23, 2011, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes has increased by $71.0 million from the issuance of the Toggle Notes to December 31, 2011. On August 23, 2011, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 24, 2011 to February 23, 2012. The Company has accrued $3.7 million in interest on the Toggle Notes in other accrued expenses as of December 31, 2011. Beginning with the February 2012 interest period, all further interest expense under the Company's Toggle Notes require cash payments.
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

The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit the Company's ability and the ability of the subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At December 31, 2011, the Company was in compliance with all material covenants contained in the indenture governing the Toggle Notes.

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

The PIK Exchangeable Notes will mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on each June 15 and December 15 of each year and commenced on December 15, 2011. The Company will not pay interest in cash on the PIK Exchangeable Notes. Instead, the Company will pay interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. Effective December 15, 2011, the Company reclassified $3.8 million of accrued PIK interest to long-term debt.

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

The Company recorded the PIK Exchangeable Notes in accordance with ASC Topic 470, Debt. In the exchange, the new PIK Exchangeable Notes were recorded at fair value. At December 31, 2011, the Company was in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.

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

Capital Lease Obligations

The Company is liable to various vendors for several equipment leases. The carrying value of the assets was $5.2 million and $5.1 million as of December 31, 2011 and December 31, 2010, respectively.

Other Long-Term Debt Information
Scheduled maturities of obligations as of December 31, 2011 are as follows (in thousands):

	Long-term Debt	Capital Lease Obligations	Total
2012	$11,605	$1,977	$13,582
2013	28,171	1,451	29,622
2014	2,003	572	2,575
2015	74,447	271	74,718
2016	341,125	40	341,165
Thereafter	101,413	—	101,413
	$558,764	$4,311	$563,075
8.  Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return.  The partnerships and limited liability companies file separate income tax returns.  The Company's allocable portion of each partnership's and limited liability company's income or loss is included in the taxable income of the Company.  The remaining income or loss of each partnership and limited liability company is allocated to the other owners.  The Company made income tax payments of $396,000 and $474,000 for the periods ended December 31, 2011 and 2010, respectively.
Income tax expense from continuing operations is comprised of the following (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Current:
Federal	$240	$(1,763)	$(111)
State	161	210	592
Deferred	8,971	9,278	7,204
Income tax expense	$9,372	$7,725	$7,685
A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income (loss) before taxes by the U.S. federal statutory rate of 35% was as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Tax at U.S. statutory rates	$5,635	$9,027	$3,144
State income taxes, net of federal tax benefit	222	1,252	468
Change in valuation allowance	11,672	4,025	10,707
Expiration of capital loss carryforwards	590	2,666	—
Net income attributable to noncontrolling interests	(11,732)	(9,314)	(6,650)
Changes in measurement of uncertain tax positions	3,885	(18)	180
Other	(900)	87	(164)
	$9,372	$7,725	$7,685

The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax liability are as follows at December 31 (in thousands):

	2011	2010
Deferred tax assets:
Accrued malpractice reserve	$343	$595
Accrued vacation and bonus	323	778
Net operating loss carryforwards	45,774	39,157
Amortization of intangible assets	1,707	—
Basis differences of partnership and joint ventures	2,360	—
Deferred rent	145	245
Interest rate swap	—	115
Capital loss carryforward	5,119	4,639
Stock option compensation	3,956	3,519
Other deferred assets	1,455	754
Total gross deferred tax assets	61,182	49,802
Less: Valuation allowance	(57,986)	(44,053)
Total deferred tax assets	3,196	5,749
Deferred tax liabilities:
Depreciation on property and equipment	(352)	(1,333)
Amortization of intangible assets	(645)	(2,696)
Basis differences of partnerships and joint ventures	(60,475)	(47,781)
Deferred financing costs and original issuance discount	(2,610)	(2,905)
Basis difference on divestitures	—	(2,158)
Other liabilities	(169)	(183)
Total deferred tax liabilities	(64,251)	(57,056)
Net deferred tax liability	$(61,055)	$(51,307)
As of December 31, 2011, the Company has recorded current deferred tax assets and net non-current deferred tax liabilities of $1,000 and $61.1 million, respectively.  The Company had federal net operating loss carryforwards of $102.9 million as of December 31, 2011, which expire between 2027 and 2031.  The Company had state net operating loss carryforwards of $226.7 million as of December 31, 2011, which expire between 2012 and 2031.  The Company had capital loss carryforwards of $14.6 million as of December 31, 2010, which expire between 2012 and 2015.
The Company recorded a valuation allowance against deferred tax assets at December 31, 2011 and December 31, 2010 totaling $58.0 million and $44.1 million, respectively, which represents an increase of approximately $14.0 million.  The valuation allowance has been provided for certain deferred tax assets, for which the Company believes it is more likely than not that the assets will not be realized.  Approximately $1.0 million of the increase in the valuation allowance was recorded to additional paid in capital as the result of the tax effect of the acquisitions and disposals of shares of noncontrolling interests. In addition, a decrease of approximately $115,000 in the valuation allowance was recorded to Other Comprehensive Income related to the tax effect of the interest rate swap changes. Finally, approximately $2.9 million of the valuation allowance at December 31, 2011 is recorded against deferred tax assets, that if subsequently recognized, will be credited directly to contributed capital.
For the year ended December 31, 2011, the Company recorded income tax expense of $51,000 related to discontinued operations.
A reconciliation of the beginning and ending liability for gross unrecognized tax benefits at December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Unrecognized tax benefits balance at January 1	$3,578	$3,315
Additions based on tax provisions related to the current year	—	—
Additions for tax positions of prior years	4,426	386
Reductions for settlements with taxing authorities	—	(22)
Reductions for the expiration of statutes of limitations	(42)	(101)
Unrecognized tax benefits balance at December 31	$7,962	$3,578
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2011 and 2010, the Company had approximately $398,000 and $163,000 of accrued interest and penalties related to uncertain tax positions, respectively.
The Company's U.S. federal income tax returns for tax years 2006 and beyond remain subject to examination. The Company's federal income tax returns for the years ended December 31, 2006 through 2009 are currently under audit by the Internal Revenue Service. The Company's state income tax returns for tax years 2008 and beyond remain subject to examination.
The Company believes that it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $8.0 million in the coming twelve months principally as a result of the settlement of currently ongoing examinations.  The reasonably possible changes of $8.0 million are related to the carryback of the Company's net operating loss and related interest expense deductions. The reserves are and included in other accrued expenses and noncurrent income tax payable in the consolidated balance sheet as of December 31, 2011.
Total amount of accrued liabilities related to uncertain tax positions that would affect the Company's effective tax rate if recognized is $3.5 million as of December 31, 2011 and $3.5 million as of December 31, 2010.

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
During 2011, the Company issued to certain employees 153,392 options to purchase shares of common stock included in the August 31, 2007 grant, which were reserved for issuance for positions to be filled after the initial grant.  During 2010, the Company issued to certain employees 186,964 options included in the August 31, 2007 grant.  The Company began recognizing expense related to these options during the requisite service period.
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

The following table summarizes the assumptions used by the Company in the valuation of the time-vested options for the various periods:

	Weighted average fair value per option	Weighted average risk-free interest rate	Expected volatility	Expected life, in years	Expected dividend yield	Expected forfeiture rate
December 31, 2009	$0.70	0.5%	42.0%	6.5	—%	4.0%
December 31, 2010	$2.13	2.7%	42.0%	6.5	—%	4.0%
December 31, 2011	$0.59	2.0%	42.0%	6.5	—%	4.0%
Supplemental Information - Net Income
The Company recorded non-cash compensation expense of $1.3 million for each of the years ended December 31, 2011, 2010 and 2009.  After noncontrolling interests and the related tax benefit, the Company recorded a net impact of approximately $825,000 for 2011, $818,000 for 2010 and $793,000 for 2009.

Outstanding Option Information
The following is a summary of option transactions since December 31, 2009:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
					(per option)	(in years)
2009 Activity
Granted	94,418	$10.00	$0.70	$66,093	$—	7.2
Exercised	—	—	—	—	—	—
Forfeited	69,538	—	—	—	—	—
Vested	284,655	10.00	4.76	1,354,958	—	7.7
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2009	3,614,501	8.46	5.42	19,590,595	—	6.5
Exercisable at December 31, 2009	1,432,129	$6.37	$6.54	$9,366,124	$0.17	6.1

2010 Activity
Granted	186,964	$10.00	2.13	$398,233	$—	8.2
Exercised	(19,009)	—	—	—	—	—
Forfeited	16,307	—	—	—	—	—
Vested	303,351	10.00	4.60	1,395,415	—	6.9
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2010	3,766,149	8.45	5.29	19,922,928	—	5.7
Exercisable at December 31, 2010	1,716,472	$7.08	$6.27	$10,762,279	$—	5.3

2011 Activity
Granted	153,392	$10.00	$0.59	$90,501	$—	9.2
Exercised	—	—	—	—	—	—
Forfeited	104,525	—	—	—	—	—
Vested	318,690	10.00	4.41	1,405,423	—	5.9
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2011	3,815,016	8.40	5.06	19,303,981	—	4.3
Exercisable at December 31, 2011	2,035,162	$7.50	$5.98	$12,170,269	$—	4.7
As of December 31, 2011, the total compensation expense related to non-vested time-based awards not yet recognized was $214,000.  Substantially all of this expense will be recognized over three years.
The following table summarizes information regarding the options outstanding at December 31, 2011:

Options Outstanding				Options Exercisable
Exercise Prices	Outstanding as of December 31, 2011	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable as of December 31, 2011	Weighted-Average Exercise Price
$1.50	592,790	2.07	$1.50	592,790	$1.50
10.00	3,222,226	7.47	10.00	1,442,372	10.00
	3,815,016	4.29	8.40	2,035,162	7.50

Total unvested share awards as of December 31, 2011 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
						(in years)
Unvested at January 1, 2011	2,049,678	$10.00	$4.18	$8,567,654	—	4.2
Granted	153,392	10.00	0.59	90,501	—	9.2
Forfeited	104,525	—	—	—	—	—
Vested	318,690	10.00	4.41	1,405,423	—	5.9
Unvested at December 31, 2011	1,779,855	10.00	4.19	$7,457,592	—	6.7
10.  Employee Benefit Plans
Symbion, Inc. 401(k) Plan
The Symbion, Inc. 401(k) Plan (the “401(k) Plan”) is a defined contribution plan whereby employees who have completed six months of service in which they have worked a minimum of 1,000 hours and are age 21 or older are eligible to participate.  Employees may enroll in the plan on either January 1 or July 1 of each year.  The 401(k) Plan allows eligible employees to make contributions of varying percentages of their annual compensation, up to the maximum allowed amounts by the Internal Revenue Service.  Eligible employees may or may not receive a match by the Company of their contributions.  The match varies depending on location and is determined prior to the start of each plan year.  Generally, employer contributions vest 20% after two years of service and continue vesting at 20% per year until fully vested.  The Company’s matching expense for the years ended December 31, 2011, 2010 and 2009 was $864,000, $665,000 and $326,000, respectively.
Supplemental Retirement Savings Plan
The Company adopted the supplemental retirement savings plan (the “SERP”) in May 2005.  The SERP provides supplemental retirement alternatives to eligible officers and key employees of the Company by allowing participants to defer portions of their compensation.  Under the SERP, eligible employees may enroll in the plan before December 31 to be entered in the plan the following year.  Eligible employees may defer into the SERP up to 25% of their normal period payroll and up to 50% of their annual bonus.  If the enrolled employee contributes a minimum of 2% of his or her base salary into the SERP, the Company will contribute 2% of the enrolled employee’s base salary to the plan and has the option of contributing additional amounts.  Periodically, the enrolled employee’s deferred amounts are transferred to a plan administrator.  The plan administrator maintains separate non-qualified accounts for each enrolled employee to track deferred amounts.  On May 1 of each year, the Company is required to make its contribution to each enrolled employee’s account.  Compensation expense recorded by the Company related to the Company’s contribution to the SERP was $50,000, $44,000 and $53,000, for years ended December 31, 2011, 2010 and 2009, respectively.

11.  Commitments and Contingencies
Debt and Lease Guaranty on Non-consolidated Entities
The Company has guaranteed $1.7 million of operating lease payments of certain non-consolidated surgical facilities.  These operating leases typically have 10 year terms, with optional renewal periods.  As of December 31, 2011, the Company has also guaranteed $643,000 of debt of three non-consolidated surgical facilities.  In the event that the Company meets certain financial and debt service benchmarks, the guarantees at these surgical facilities will expire between 2012 and 2017.
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

12.  Related Party Transactions
In addition to related party transactions discussed elsewhere in the notes to the accompanying consolidated financial statements, the consolidated financial statements include the following related party transactions.  On August 23, 2007, the Company entered into a ten year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, for the year ended December 31, 2011, has an asset of $641,000 that is included in prepaid expenses and other current assets.
Concurrent with the Offering, the Company exchanged with affiliates of Crestview, affilates of The Northwestern Mutual Insurance Company and certain other holders of the Company's outstanding Toggle Notes, Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest of $3.1 million, for $88.5 million initial aggregate principal amount of the Company's PIK Exchangeable Notes. Effective September 9, 2011, the Company cancelled $9.0 million aggregate principal amount of its Senior Secured Notes held by affiliates of The Northwestern Mutual Insurance Company, plus accrued and unpaid interest, in exchange for the Company's issuance to such parties of $9.2 million aggregate principal amount of its PIK Exchangeable Notes. As of December 15, 2011, the Company converted $3.8 million of accrued interest on the PIK Exchangeable Notes to outstanding principal on the PIK Exchangeable Notes. The Company currently has $101.4 million aggregate principal amount of PIK Exchangeable Notes outstanding. See Note 7 for further discussion of the PIK Exchangeable Notes.

As of December 31, 2011 and 2010, the Company had $68,000 and $575,000, respectively, payable to physicians at the Company's physician network as a result of cash receipts in excess of expenditures for the related facilities.  The 2010 amounts are included in other accrued expenses. Effective September 30, 2011 the Company completed a scheduled termination of its physician network agreements.

13.  Selected Quarterly Financial Data (Unaudited)
The following is selected quarterly financial data for each of the four quarters in 2011 and 2010.  Quarterly results are not necessarily representative of operations for a full year:

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited and in thousands)
Revenues	$106,612	$108,431	$108,019	$121,591
Cost of revenues	75,272	79,232	78,086	84,388
(Loss) income from continuing operations	5,659	(2,171)	997	2,242
Net (loss) income	(2,419)	(8,673)	(6,368)	(9,127)
	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited and in thousands)
Revenues	$80,779	$100,549	$102,242	$110,985
Cost of revenues	58,771	70,160	72,953	78,462
Income (loss) from continuing operations	(1,108)	5,663	6,744	6,762
Net (loss) income	(5,648)	(1,058)	282	(2,316)
14.  Financial Information for the Company and Its Subsidiaries
The Company conducts substantially all of its business through its subsidiaries.  Presented below is condensed consolidating financial information for the Company and its subsidiaries as required by regulations of the Securities and Exchange Commission (“SEC”) in connection with the Company’s Senior Secured Notes and Toggle Notes that have been registered with the SEC.  The information segregates the parent company issuer, the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and consolidating adjustments.  The operating and investing activities of the separate legal entities are fully interdependent and integrated.  Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis.  All of the subsidiary guarantees are both full and unconditional and joint and several.

SYMBION, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2011

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,509	$27,617	$36,395	$—	$69,521
Accounts receivable, net	—	—	66,969	—	66,969
Inventories	—	—	12,641	—	12,641
Prepaid expenses and other current assets	1,159	227	7,041	—	8,427
Due from related parties	2,163	45,288	—	(47,451)	—
Current assets of discontinued operations	—	—	2,304	—	2,304
Total current assets	8,831	73,132	125,350	(47,451)	159,862
Property and equipment, net	502	2,108	127,195	—	129,805
Goodwill and intangible assets	657,064	—	—	—	657,064
Investments in and advances to affiliates	84,215	9,575	—	(79,162)	14,628
Other assets	12,878	—	2,200	—	15,078
Long-term assets of discontinued operations	—	—	1,657	—	1,657
Total assets	$763,490	$84,815	$256,402	$(126,613)	$978,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5	$8	$14,601	$—	$14,614
Accrued payroll and benefits	763	233	8,994	—	9,990
Due to related parties	—	—	47,451	(47,451)	—
Other accrued expenses	11,911	15	19,827	—	31,753
Current maturities of long-term debt	57	—	13,525	—	13,582
Current liabilities of discontinued operations	—	—	902	—	902
Total current liabilities	12,736	256	105,300	(47,451)	70,841
Long-term debt, less current maturities	532,337	—	12,357	—	544,694
Deferred income tax payable	61,056	—	—	—	61,056
Other liabilities	(768)	344	61,097	—	60,673
Long-term liabilities of discontinued operations	—	—	1,632	—	1,632
Noncontrolling interest - redeemable	—	—	34,624	—	34,624
Total Symbion, Inc. stockholders’ equity	158,129	84,215	(5,053)	(79,162)	158,129
Noncontrolling interests - nonredeemable	—	—	46,445	—	46,445
Total equity	158,129	84,215	41,392	(79,162)	204,574
Total liabilities and stockholders’ equity	$763,490	$84,815	$256,402	$(126,613)	$978,094

SYMBION, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2010

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,849	$27,700	$30,495	$—	$73,044
Accounts receivable, net	—	554	60,125	—	60,679
Inventories	—	159	9,921	—	10,080
Prepaid expenses and other current assets	1,203	78	7,265	—	8,546
Due to related parties	2,285	43,798	—	(46,083)	—
Current assets of discontinued operations	—	—	3,371	—	3,371
Total current assets	18,337	72,289	111,177	(46,083)	155,720
Property and equipment, net	1,005	2,329	135,173	—	138,507
Goodwill and intangible assets	646,554	—	—	—	646,554
Investments in and advances to affiliates	90,858	17,808	—	(90,842)	17,824
Other assets	7,979	1	1,629	—	9,609
Long-term assets of discontinued operations	—	—	2,183	—	2,183
Total assets	$764,733	$92,427	$250,162	$(136,925)	$970,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15	$103	$11,827	$—	$11,945
Accrued payroll and benefits	2,014	138	7,775	—	9,927
Due to related parties	—	—	46,083	(46,083)	—
Other accrued expenses	15,906	331	9,299	—	25,536
Current maturities of long-term debt	21,783	42	7,272	—	29,097
Current liabilities of discontinued operations	—	—	1,914	—	1,914
Total current liabilities	39,718	614	84,170	(46,083)	78,419
Long-term debt, less current maturities	487,994	84	19,150	—	507,228
Deferred income tax payable	288	871	50,150	—	51,309
Other liabilities	51,307	—	17,643	—	68,950
Long-term liabilities of discontinued operations	—	—	1,825	—	1,825
Noncontrolling interest - redeemable	—	—	34,996	—	34,996
Total Symbion, Inc. stockholders’ equity	185,426	90,858	(16)	(90,842)	185,426
Noncontrolling interests - nonredeemable	—	—	42,244	—	42,244
Total equity	185,426	90,858	42,228	(90,842)	227,670
Total liabilities and stockholders’ equity	$764,733	$92,427	$250,162	$(136,925)	$970,397

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2011

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$34,473	$6,655	$418,848	$(15,323)	$444,653
Operating expenses:
Salaries and benefits	—	3,763	119,322	—	123,085
Supplies	—	761	105,136	—	105,897
Professional and medical fees	—	577	32,116	—	32,693
Rent and lease expense	—	601	23,397	—	23,998
Other operating expenses	—	331	30,974	—	31,305
Cost of revenues	—	6,033	310,945	—	316,978
General and administrative expense	22,723	—	—	—	22,723
Depreciation and amortization	668	213	19,382		20,263
Provision for doubtful accounts	—	106	6,857	—	6,963
Income on equity investments	—	(1,876)	—	—	(1,876)
Impairment and loss (gain) on disposal of long-lived assets, net	4,822	—	—	—	4,822
Loss on debt extinguishments	4,751	—	—	—	4,751
Litigation settlements, net	—	—	(391)		(391)
Management fees	—	—	15,323	(15,323)	—
Equity in earnings of affiliates	(33,478)	(31,505)	—	64,983	—
Total operating expenses	(514)	(27,029)	352,116	49,660	374,233
Operating income (loss)	34,987	33,684	66,732	(64,983)	70,420
Interest expense, net	(52,735)	(206)	(1,380)	—	(54,321)
(Loss) income before taxes and discontinued operations	(17,748)	33,478	65,352	(64,983)	16,099
Provision for income taxes	8,839	—	533	—	9,372
(Loss) income from continuing operations	(26,587)	33,478	64,819	(64,983)	6,727
Income from discontinued operations, net of taxes	—	—	207	—	207
Net (loss) income	(26,587)	33,478	65,026	(64,983)	6,934
Net income attributable to noncontrolling interests	—	—	(33,521)	—	(33,521)
Net (loss) income attributable to Symbion, Inc.	$(26,587)	$33,478	$31,505	$(64,983)	$(26,587)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2010

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$35,101	$9,846	$365,224	$(15,616)	$394,555
Operating expenses:
Salaries and benefits	—	4,558	107,426	—	111,984
Supplies	—	833	88,011	—	88,844
Professional and medical fees	—	1,064	25,997	—	27,061
Rent and lease expense	—	748	22,814	—	23,562
Other operating expenses	—	434	28,461	—	28,895
Cost of revenues	—	7,637	272,709	—	280,346
General and administrative expense	22,464	—	1	—	22,465
Depreciation and amortization	680	301	17,373	—	18,354
Provision for doubtful accounts	—	176	6,420	—	6,596
Income on equity investments	—	(2,901)	—	—	(2,901)
Impairment and loss (gain) on disposal of long-lived assets, net	(900)	—	(7)	—	(907)
Litigation settlements, net	(35)	—	—	—	(35)
Business combination remeasurement gains	(3,169)	—	—	—	(3,169)
Management fees	—	—	15,616	(15,616)	—
Equity in earnings of affiliates	(22,088)	(17,454)	—	39,542	—
Total operating expenses	(3,048)	(12,241)	312,112	23,926	320,749
Operating income (loss)	38,149	22,087	53,112	(39,542)	73,806
Interest (expense) income, net	(39,202)	1	(8,819)	—	(48,020)
(Loss) income before taxes and discontinued operations	(1,053)	22,088	44,293	(39,542)	25,786
Provision for income taxes	7,687	—	38	—	7,725
(Loss) income from continuing operations	(8,740)	22,088	44,255	(39,542)	18,061
Loss from discontinued operations, net of taxes	—	—	(190)	—	(190)
Net (loss) income	(8,740)	22,088	44,065	(39,542)	17,871
Net loss attributable to noncontrolling interests	—	—	(26,611)	—	(26,611)
Net (loss) income attributable to Symbion, Inc.	$(8,740)	$22,088	$17,454	$(39,542)	$(8,740)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$35,064	$9,299	$294,680	$(15,376)	$323,667
Operating expenses:
Salaries and benefits	—	4,751	87,965	—	92,716
Supplies	—	698	66,575	—	67,273
Professional and medical fees	—	1,153	19,072	—	20,225
Rent and lease expense	—	772	22,714	—	23,486
Other operating expenses	—	507	24,856	—	25,363
Cost of revenues	—	7,881	221,182	—	229,063
General and administrative expense	21,448	—	—	—	21,448
Depreciation and amortization	696	270	15,042	—	16,008
Provision for doubtful accounts	—	198	2,532	—	2,730
Income on equity investments	—	(2,318)	—	—	(2,318)
Impairment and loss (gain) on disposal of long-lived assets, net	835	2,422	(444)	—	2,813
Management fees	—	—	15,376	(15,376)	—
Equity in earnings of affiliates	(23,814)	(22,974)	—	46,788	—
Total operating expenses	(835)	(14,521)	253,688	31,412	269,744
Operating income (loss)	35,899	23,820	40,992	(46,788)	53,923
Interest (expense) income, net	(51,134)	(6)	6,204	—	(44,936)
(Loss) income before taxes and discontinued operations	(15,235)	23,814	47,196	(46,788)	8,987
Provision for income taxes	7,219	—	466	—	7,685
(Loss) income from continuing operations	(22,454)	23,814	46,730	(46,788)	1,302
Loss from discontinued operations, net of taxes	—	—	(4,754)	—	(4,754)
Net (loss) income	(22,454)	23,814	41,976	(46,788)	(3,452)
Net income attributable to noncontrolling interests	—	—	(19,002)	—	(19,002)
Net (loss) income attributable to Symbion, Inc.	$(22,454)	$23,814	$22,974	$(46,788)	$(22,454)

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2011

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(26,587)	$33,478	$65,026	$(64,983)	$6,934
Adjustments to reconcile net (loss) income to net cash from operating activities:
Income from discontinued operations	—	—	(207)	—	(207)
Depreciation and amortization	668	213	19,382	—	20,263
Amortization of deferred financing costs	2,886	—	—	—	2,886
Non-cash payment-in-kind interest option	22,368	—	—	—	22,368
Non-cash stock option compensation expense	1,353	—	—	—	1,353
Non-cash recognition of other comprehensive loss into earnings	665	—	—	—	665
Non-cash losses (gains)	4,830	—	(8)	—	4,822
Loss on debt extinguishment	4,751	—	—	—	4,751
Deferred income taxes	8,971	—	—	—	8,971
Equity in earnings of consolidated affiliates	(33,478)	(31,505)	—	64,983	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—	106	—	—	106
Provision for doubtful accounts	—	106	6,857	—	6,963
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(11,261)	—	(11,261)
Other assets and liabilities	29,738	(2,481)	(28,382)	—	(1,125)
Net cash provided by (used in) operating activities — continuing operations	16,165	(83)	51,407	—	67,489
Net cash used in operating activities —discontinued operations	—	—	1,470	—	1,470
Net cash (used in) provided by operating activities	16,165	(83)	52,877	—	68,959
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(7,836)	—	—	—	(7,836)
Purchases of property and equipment, net	(78)	—	(9,599)	—	(9,677)
Change in other assets	—	—	(590)	—	(590)
Net cash used in investing activities —continuing operations	(7,914)	—	(10,189)	—	(18,103)
Net cash used in investing activities —discontinued operations	—	—	(16)	—	(16)
Net cash used in investing activities	(7,914)	—	(10,205)	—	(18,119)
Cash flows from financing activities:
Principal payments on long-term debt	(348,267)	—	(7,323)	—	(355,590)
Proceeds from debt issuances	344,722	—	4,158	—	348,880
Distributions to noncontrolling interests	—	—	(33,606)	—	(33,606)
Payments from unit activity of consolidated facilities	(2,155)	—	—	—	(2,155)
Payment of debt issuance costs	(11,891)	—	—	—	(11,891)
Other financing activities	—	—	450	—	450
Net cash used in financing activities —continuing operations	(17,591)	—	(36,321)	—	(53,912)
Net cash used in financing activities —discontinued operations	—	—	(451)	—	(451)
Net cash used in financing activities	(17,591)	—	(36,772)	—	(54,363)
Net (decrease) increase in cash and cash equivalents	(9,340)	(83)	5,900	—	(3,523)
Cash and cash equivalents at beginning of period	14,849	27,700	30,495	—	73,044
Cash and cash equivalents at end of period	$5,509	$27,617	$36,395	$—	$69,521

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2010

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(8,740)	$22,088	$44,065	$(39,542)	$17,871
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	190	—	190
Depreciation and amortization	680	301	17,373	—	18,354
Amortization of deferred financing costs	2,004	—	—	—	2,004
Non-cash payment-in-kind interest option	26,079	—	—	—	26,079
Non-cash stock option compensation expense	1,336	—	—	—	1,336
Non-cash recognition of other comprehensive loss into earnings	2,731	—	—	—	2,731
Non-cash credit risk adjustment of financial instruments	189	—	—	—	189
Non-cash gains	(4,076)	—	—	—	(4,076)
Deferred income taxes	10,979	—	—	—	10,979
Equity in earnings of consolidated affiliates	(22,088)	(17,454)	—	39,542	—
Equity in earnings of affiliates, net of distributions received	—	50	—	—	50
Provision for doubtful accounts	—	176	6,420	—	6,596
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(15,018)	—	(15,018)
Other assets and liabilities	(51,929)	51,652	(80)	—	(357)
Net cash (used in) provided by operating activities — continuing operations	(42,835)	56,813	52,950	—	66,928
Net cash provided by operating activities —discontinued operations	—	—	1,539	—	1,539
Net cash (used in) provided by operating activities	(42,835)	56,813	54,489	—	68,467
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(44,105)	—	—	(44,105)
Purchases of property and equipment, net	(196)	—	(8,480)	—	(8,676)
(Payments) proceeds from unit activity of unconsolidated facilities	(55)	—	105	—	50
Change in other assets	—	—	(278)	—	(278)
Net cash used in investing activities —continuing operations	(251)	(44,105)	(8,653)	—	(53,009)
Net cash used in investing activities —discontinued operations	—	—	(160)	—	(160)
Net cash used in investing activities	(251)	(44,105)	(8,813)	—	(53,169)
Cash flows from financing activities:
Principal payments on long-term debt	(11,204)	—	(11,210)	—	(22,414)
Proceeds from debt issuances	56,423	—	519	—	56,942
Distributions to noncontrolling interests	—	—	(25,692)	—	(25,692)
Proceeds from unit activity of consolidated facilities	4,708	—	—	—	4,708
Other financing activities	(3,264)	—	(29)	—	(3,293)
Net cash provided by (used in) financing activities —continuing operations	46,663	—	(36,412)	—	10,251
Net cash provided by financing activities —discontinued operations	—	—	412	—	412
Net cash provided by (used in) financing activities	46,663	—	(36,000)	—	10,663
Net increase in cash and cash equivalents	3,577	12,708	9,676	—	25,961
Cash and cash equivalents at beginning of period	11,272	14,992	20,819	—	47,083
Cash and cash equivalents at end of period	$14,849	$27,700	$30,495	$—	$73,044

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2009

	Parent Issuer	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(22,454)	$23,814	$41,976	$(46,788)	$(3,452)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	4,754	—	4,754
Depreciation and amortization	696	270	15,042	—	16,008
Amortization of deferred financing costs	2,004	—	—	—	2,004
Non-cash payment-in-kind interest option	23,263	—	—	—	23,263
Non-cash stock option compensation expense	1,297	—	—	—	1,297
Non-cash recognition of other comprehensive loss into earnings	2,853	—	—	—	2,853
Non-cash credit risk adjustment of financial instruments	1,629	—	—	—	1,629
Non-cash losses (gains)	835	1,992	(14)	—	2,813
Deferred income taxes	8,682	—	—	—	8,682
Equity in earnings of affiliates	(23,814)	(22,974)	—	46,788	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—	(207)	—	—	(207)
Provision for doubtful accounts	—	198	2,532	—	2,730
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(4,442)	—	(4,442)
Other assets and liabilities	21,870	2,098	(24,565)	—	(597)
Net cash provided by operating activities — continuing operations	16,861	5,191	35,283	—	57,335
Net cash provided by operating activities — discontinued operations	—	—	3,582	—	3,582
Net cash provided by operating activities	16,861	5,191	38,865	—	60,917
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(126)	—	—	—	(126)
Purchases of property and equipment, net	(226)	—	(9,273)	—	(9,499)
Payments from unit activity of unconsolidated facilities	(724)	—	—	—	(724)
Change in other assets	—	—	(844)	—	(844)
Net cash used in investing activities —continuing operations	(1,076)	—	(10,117)	—	(11,193)
Net cash used in investing activities — discontinued operations	—	—	(255)	—	(255)
Net cash used in investing activities	(1,076)	—	(10,372)	—	(11,448)
Cash flows from financing activities:
Principal payments on long-term debt	(4,046)	—	(9,538)	—	(13,584)
Proceeds from debt issuances	—	—	678	—	678
Payment of debt issuance costs	(203)	—	—	—	(203)
Distributions to noncontrolling interests	—	—	(23,677)	—	(23,677)
Proceeds from unit activity of consolidated facilities	307	—	—	—	307
Other financing activities	(4,940)	—	2	—	(4,938)
Net cash used in financing activities —continuing operations	(8,882)	—	(32,535)	—	(41,417)
Net cash used in financing activities — discontinued operations	—	—	(1,469)	—	(1,469)
Net cash used in financing activities	(8,882)	—	(34,004)	—	(42,886)
Net increase (decrease) in cash and cash equivalents	6,903	5,191	(5,511)	—	6,583
Cash and cash equivalents at beginning of period	4,369	9,801	26,330	—	40,500
Cash and cash equivalents at end of period	$11,272	$14,992	$20,819	$—	$47,083

15.  Subsequent Events

Effective January 23, 2012, the Board of Holdings adopted an amendment to the 2007 Equity Incentive Plan. The amendment increases the shares authorized for future grant under the plan by 2,400,000 shares and expands the authority of the Compensation Committee to amend the terms of outstanding awards under the plan without impairing the rights of any affected plan participant or the holder or beneficiary of any award.

After the adoption of the amendment, the Compensation Committee amended the terms for vesting and exercise of certain options previously issued under the plan and held by persons employed as of March 3, 2012, including options held by the Named Executive Officers. The exercise price of all options originally issued on and after August 31, 2007 was reduced to $3.00 per share and the expiration date of such options was extended to January 23, 2022. Outstanding performance vesting options were amended to provide that they will vest upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain related investors receive a target share price for their equity.

Effective February 21, 2012, the Company disposed of its facility in Fort Worth, Texas for cash proceeds of $2.0 million. The Company will record an estimated gain on the disposal of $133,000. The results of this facility are included in discontinued operations as of December 31, 2011.

Effective February 8, 2012, the Company completed the acquisition of five separate urgent care and family practice facilities located in Idaho Falls, Idaho. The purchase price of the acquisition was approximately $5.8 million, consisting of $3.6 million cash, approximately $1.1 million in the form of equity ownership in our facility located in Idaho Falls, Idaho, and the assumption of debt of approximately $1.1 million. The facilities will be operated by our existing facility located in Idaho Falls, Idaho and will be consolidated with our Idaho Falls, Idaho facility for financial reporting purposes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBION, INC.

March 16, 2012	By:	/s/ Richard E. Francis, Jr.
Richard E. Francis, Jr.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Francis, Jr.	Chairman of the Board, Chief Executive Officer and Director
Richard E. Francis, Jr.	(Principal Executive Officer)	March 16, 2012

/s/ Teresa F. Sparks	Senior Vice President of Financial and Chief Financial Officer
Teresa F. Sparks	(Principal Financial and Accounting Officer)	March 16, 2012

/s/ Clifford G. Adlerz
Clifford G. Adlerz	President, Chief Operating Officer and Director	March 16, 2012

/s/ Thomas S. Murphy, Jr.
Thomas S. Murphy, Jr.	Director	March 16, 2012

/s/ Robert V. Delaney
Robert V. Delaney	Director	March 16, 2012

/s/ Quentin Chu
Quentin Chu	Director	March 16, 2012

/s/ Kurt E. Bolin
Kurt E. Bolin	Director	March 16, 2012

/s/ Craig R. Callen
Craig R. Callen	Director	March 16, 2012

Exhibit Index

No.	Description
3.1	Amended Certificate of Incorporation of Symbion, Inc. (a)
3.2	Amended and Restated Bylaws of Symbion, Inc. (a)
4.1	Indenture, dated as of June 3, 2008, among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (a)
4.2	Form of 11.00%/11.75% Senior PIK Toggle Notes due 2015 (included in Exhibit 4.1) (a)
4.3
Registration Rights Agreement, dated as of June 3, 2007, among Symbion, Inc., the subsidiaries of Symbion, Inc. party thereto as guarantors, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Greenwich Capital Markets, Inc. (a)

4.4	First Supplemental Indenture, dated as of September 18, 2008 among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (a)
4.5	Indenture, dated as of June 14, 2011, among Symbion, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee, relating to the 8.00% Senior Secured Notes Due 2016 (b)
4.6	Form of 8.00% Senior Secured Notes Due 2016 (included in Exhibit 4.5) (b)
4.7	Registration Rights Agreement, dated as of June 14, 2011, among Symbion, Inc., the guarantors party thereto, and Morgan Stanley & Co. LLC, Barclays Capital Inc. and Jefferies & Company, Inc (b)
4.8
Indenture, dated as of June 14, 2011, among Symbion, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee, relating to the 8.00% Senior PIK Exchangeable Notes Due 2017 (b)

4.9	Form of 8.00% Senior PIK Exchangeable Notes Due 2017 (included in Exhibit 4.8) (b)
4.10	Form of Registration Rights Agreement, dated as of June 14, 2011, among Symbion, Inc., Symbion Holdings Corporation, the subsidiary guarantors party thereto, and the initial holders named therein (b)
4.11
Amendment to Registration Rights Agreement, dated as of September 9, 2011, among Symbion, Inc., Symbion Holdings Corporation, the subsidiary guarantors party thereto, and the initial holders named therein (h)

10.1
Intercreditor Agreement, dated as of June 14, 2011, among Symbion Holdings Corporation, Symbion, Inc., the other grantors party thereto, Morgan Stanley Senior Funding, Inc., as credit agreement collateral agent, and U.S. Bank National Association, as notes collateral agent (b)

10.2	Employment Agreement, dated August 23, 2007, between Symbion, Inc. and Richard E. Francis, Jr. (a)
10.3	Employment Agreement, dated August 23, 2007, between Symbion, Inc. and Clifford G. Adlerz (a)
10.4
Credit Agreement, dated as of June 14, 2011, among Symbion Holdings Corporation, Symbion, Inc., the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, Morgan Stanley Bank, N.A., as swing line lender and issuing bank, and Barclays Capital and Jefferies Finance LLC, as co-syndication agents. (b)

10.5	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (c)
10.6	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (d)
10.7	Second Amendment to Lease Agreement, dated January 22, 2012, between Burton Hills IV Partners and Symbion, Inc.
10.8	Symbion Holdings Corporation 2007 Equity Incentive Plan (a)
10.9	First Amendment to 2007 Equity Incentive Plan (i)
10.10	Symbion, Inc. Executive Change in Control Severance Plan (a)
10.11	Symbion Holdings Corporation Compensatory Equity Participation Plan (a)
10.12	Shareholders Agreement, dated as of August 23, 2007, among Symbion Holdings Corporation and the stockholders of Symbion Holdings Corporation and other persons named therein (a)
10.13	Advisory Services and Monitoring Agreement, dated as of August 23, 2007, among Symbion, Inc., Symbion Holdings Corporation and Crestview Advisors, L.L.C. (a)
10.14	Form of Employee Contribution Agreement (a)
10.15	Symbion, Inc. Supplemental Executive Retirement Plan (e)
10.16	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc. (g)
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (j)
101.SCH	XBRL Taxonomy Extension Schema Document (j)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (j)

101.DEF	XBRL Taxonomy Definition Linkbase Document (j)
101.LAB	XBRL Taxonomy Label Linkbase Document (j)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (j)
___________________________________________

(a)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 filed September 26, 2008 (Registration No. 333-153678).
(b)	Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed June 20, 2011 (File No. 000-50574).
(c)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-89554).
(d)	Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).
(e)	Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50574).
(f)	Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed August 2, 2005 (File No. 000-50574).
(g)	Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, as amended (File No. 000-50574).
(h)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 filed October 11, 2011(Registration No. 333-153678).
(i)	Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed January 27, 2012 (File No. 000-50574)
(j)	Furnished electronically herewith.