Form 10-Q
period 2012-03-31
SYMBION INC/TN
filed 2012-05-14
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
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

As of May 14, 2012, there were 1,000 shares of the registrant’s common stock outstanding.

SYMBION, INC.

FORM 10-Q

Item 1.  Financial Statements
SYMBION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$71,547	$68,441
Accounts receivable, less allowance for doubtful accounts of $9,574 and $10,137, respectively	68,693	66,408
Inventories	13,025	12,575
Prepaid expenses and other current assets	8,781	8,322
Current assets of discontinued operations	3,375	4,113
Total current assets	165,421	159,859
Land	5,713	5,713
Buildings and improvements	100,442	100,342
Furniture and equipment	70,353	68,811
Computers and software	5,064	4,802
	181,572	179,668
Less accumulated depreciation	(54,100)	(50,013)
Property and equipment, net	127,472	129,655
Intangible assets	25,118	25,580
Goodwill	635,670	630,144
Investments in and advances to affiliates	14,337	14,628
Other assets	14,836	15,078
Long-term assets of discontinued operations	2,292	3,150
Total assets	$985,146	$978,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,381	$14,581
Accrued payroll and benefits	11,728	9,942
Other accrued expenses	32,984	31,012
Current maturities of long-term debt	14,622	13,582
Current liabilities of discontinued operations	1,421	1,723
Total current liabilities	76,136	70,840
Long-term debt, less current maturities	544,251	544,694
Deferred income tax payable	61,541	61,056
Other liabilities	60,908	60,673
Long-term liabilities of discontinued operations	1,982	2,394

Noncontrolling interests - redeemable	34,935	33,863

Stockholders' equity:
Common stock, 1,000 shares, $0.01 par value, authorized, issued and outstanding at March 31, 2012 and at December 31, 2011	—	—
Additional paid-in-capital	241,842	239,935
Retained deficit	(86,747)	(81,806)
Total Symbion, Inc. stockholders' equity	155,095	158,129
Noncontrolling interests - non-redeemable	50,298	46,445
Total equity	205,393	204,574
Total liabilities and stockholders' equity	$985,146	$978,094
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Revenues	$121,227	$106,026
Operating expenses:
Salaries and benefits	32,666	29,761
Supplies	29,455	23,978
Professional and medical fees	9,009	7,683
Rent and lease expense	6,006	5,686
Other operating expenses	8,135	7,693
Cost of revenues	85,271	74,801
General and administrative expense	8,001	5,869
Depreciation and amortization	5,337	5,007
Provision for doubtful accounts	2,114	1,517
Income on equity investments	(464)	(269)
Gain on disposal of long-lived assets, net	(44)	(78)
Total operating expenses	100,215	86,847
Operating income	21,012	19,179
Interest expense, net	(14,326)	(11,976)
Income before income taxes and discontinued operations	6,686	7,203
Provision for income taxes	1,354	1,618
Income from continuing operations	5,332	5,585
(Loss) income from discontinued operations, net of taxes	(183)	159
Net income	5,149	5,744
Less: Net income attributable to noncontrolling interests	(10,090)	(8,165)
Net loss attributable to Symbion, Inc.	$(4,941)	$(2,421)

See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Net Income	$5,149	$5,744
Other comprehensive income, net of income taxes:
Recognition of interest rate swap liability to earnings	—	86
Comprehensive income	5,149	5,830
Less: Comprehensive income attributable to noncontrolling interests	(10,090)	(8,165)
Comprehensive loss attributable to Symbion, Inc.	$(4,941)	$(2,335)

See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Symbion, Inc. Common Stock		Additional Paid-in Capital	Retained Deficit	Noncontrolling Interests Non-redeemable	Total
	Shares	Amount
Balance at December 31, 2010	1,000	$—	$240,959	$(55,219)	$42,244	$227,984
Net (loss) income	—	—	—	(2,421)	3,249	828
Amortized compensation expense related to stock options	—	—	334	—	—	334
Distributions to noncontrolling interests	—	—	—	—	(2,953)	(2,953)
Acquisition and disposal of shares of noncontrolling interests	—	—	(540)	—	(781)	(1,321)
Balance at March 31, 2011	1,000	$—	$240,753	$(57,640)	$41,759	$224,872

Balance at December 31, 2011	1,000	$—	$239,935	$(81,806)	$46,445	$204,574
Net (loss) income	—	—	—	(4,941)	4,780	(161)
Amortized compensation expense related to stock options	—	—	1,717	—	—	1,717
Distributions to noncontrolling interest partners	—	—	—	—	(4,002)	(4,002)
Acquisition and disposal of shares of noncontrolling interests	—	—	190	—	3,075	3,265
Balance at March 31, 2012	1,000	$—	$241,842	$(86,747)	$50,298	$205,393

See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$5,149	$5,744
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	183	(159)
Depreciation and amortization	5,337	5,007
Amortization of deferred financing costs and debt issuance discount	944	501
Non-cash payment-in-kind interest option	2,028	6,984
Non-cash stock option compensation expense	1,717	334
Non-cash losses on disposal of long-lived assets	(44)	(78)
Deferred income taxes	1,129	1,534
Equity in earnings of unconsolidated affiliates, net of distributions received	(139)	341
Provision for doubtful accounts	2,114	1,517
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(3,531)	(624)
Other assets and liabilities	1,007	710
Net cash provided by operating activities - continuing operations	15,894	21,811
Net cash provided by operating activities - discontinued operations	206	462
Net cash provided by operating activities	16,100	22,273

Cash flows from investing activities:
Purchases of property and equipment, net	(1,885)	(2,198)
Payments for acquisitions, net of cash acquired	(3,013)	—
Change in other assets	(476)	54
Net cash used in investing activities - continuing operations	(5,374)	(2,144)
Net cash provided by investing activities - discontinued operations	1,965	—
Net cash used in investing activities	(3,409)	(2,144)

Cash flows from financing activities:
Principal payments on long-term debt	(2,625)	(7,321)
Proceeds from debt issuances	1,046	—
Distributions to noncontrolling interest partners	(7,952)	(7,503)
Payments for unit activity	(301)	(1,663)
Other financing activities	236	462
Net cash used in financing activities - continuing operations	(9,596)	(16,025)
Net cash provided by (used in) financing activities - discontinued operations	11	(177)
Net cash used in financing activities	(9,585)	(16,202)
Net increase in cash and cash equivalents	3,106	3,927
Cash and cash equivalents at beginning of period	68,441	72,485
Cash and cash equivalents at end of period	$71,547	$76,412

See notes to unaudited consolidated financial statements.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)
1. Organization

Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and physician groups, hospitals and hospital systems. As of March 31, 2012, the Company owned and operated 54 surgical facilities, including 48 ambulatory surgery centers ("ASCs") and six surgical hospitals. The Company also managed eight additional ambulatory surgery centers and one physician clinic. The Company owns a majority ownership interest in 30 of the 54 surgical facilities and consolidates 48 surgical facilities for financial reporting purposes. The Company reports two of the 54 surgical facilities as discontinued operations. In addition to its surgical facilities, the Company also manages one physician clinic in a market in which it operates an ASC and a surgical hospital.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate's business. The physician limited partners and physician minority members of the entities that the Company controls are responsible for the supervision and delivery of medical services. The governance rights of limited partners and minority members are restricted to those that protect their financial interests. Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach of the partnership or operating agreement, gross negligence or bankruptcy. These protective rights do not preclude consolidation of the respective partnerships and limited liability companies. The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidation. The variable interest entities are surgical facilities located in the states of Florida and New York. With regard to the New York facility, the Company is the primary beneficiary due to the power to direct the activities of the facility and the level of variability within the management service agreement as well as the obligation and likelihood of absorbing the majority of expected gains and losses. Regarding the Florida facility, the Company has the power to direct the activities of the facility and has fully guaranteed the facility's debt obligations. The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected gains and losses. The accompanying consolidated balance sheets at both March 31, 2012 and December 31, 2011 include assets of $14.2 million and liabilities of $3.9 million, related to the variable interest entities. All significant intercompany balances and transactions are eliminated in consolidation.

Recent Accounting Pronouncements
ASU 2011-08, Intangibles - Goodwill and Other
In September 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-08. Previously, entities were required to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including the carrying value of the goodwill. If the resulting fair value of a reporting unit was less than its carrying amount, then the second step of the test would be performed to measure the amount of the impairment loss, if any. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary.

In accordance with ASU 2011-08, the Company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Additionally, ASU 2011-08 permits the Company to resume performing the qualitative assessment in any subsequent period. The Company adopted the provisions of ASU 2011-08 during the first quarter of 2012.

ASU 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities

In July 2011, the FASB issued ASU 2011-07. ASU 2011-07 requires healthcare entities that recognize significant amounts of patient service revenues at the time services are rendered, to present the provision for doubtful accounts related to patient service revenues as a deduction from patient service revenues (net of contractual allowances and discounts) on their statement of operations if they do not assess the patient's ability to pay. The Company has evaluated ASU 2011-07 and has determined that the requirements of this ASU are not applicable to the Company as the ultimate collection of patient service revenues is generally determinable at the time of service. This ASU had no impact on the Company's consolidated financial position, results of operations or cash flows.

ASU 2011-05, Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, which eliminated the Company's ability to present components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU 2011-05 during the first quarter of 2012 and retrospectively for all periods presented with the inclusion of a separate, consecutive consolidated statement of comprehensive income. Through March 31, 2012, the Company's only component of other comprehensive income related to changes in the fair value of its interest rate swap derivative instrument. During the second quarter of 2011, the Company discontinued hedge accounting treatment as a result of the Company's extinguishment of the underlying senior secured credit facility. The adoption of ASU 2011-05 did not impact the Company's financial position, results of operations or cash flows.

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

The carrying amount and fair value of the Company's long term debt obligations as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Senior Secured Notes, net of note issuance discount of $4,572	$336,428	$336,201	$331,802	$310,566
PIK Exchangeable Notes	101,413	101,413	101,413	101,413
Toggle Notes	94,724	94,724	89,041	94,487

The fair value of the Senior Secured Notes and Toggle Notes (as defined in Note 4) was based on a Level 1 computation using quoted prices at March 31, 2012 and December 31, 2011, as applicable. The fair value of the PIK Exchangeable Notes (as defined in Note 4) was based on a Level 3 computation, using a Company-specific discounted cash flow analysis. The Company's long-term debt instruments are discussed further in Note 4.
Revenue Recognition and Accounts Receivable

The Company recognizes revenues in the period in which the services are performed. Patient service revenues and receivables from third-party payors are recorded net of estimated contractual adjustments and allowances from third-party payors, which the Company estimates based on the historical trend of its surgical facilities’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics.
Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Also, the Company has recorded third-party settlements of $9.4 million and $13.9 million as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, $4.8 million and $10.0 million related to the settlements are recorded in other accrued expenses, respectively, and $4.6 million and $3.9 million are recorded in other long-term liabilities, respectively. The Company does not require collateral for private pay patients.

The following table sets forth the revenues by type of payor and approximate percentage of revenues for the Company's consolidated surgical facilities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
	Amount	%	Amount	%
Private insurance	$76,423	63%	$68,589	65%
Government	32,748	27	26,983	25
Self-pay	3,632	3	3,097	3
Other	6,679	6	4,634	4
Total patient services revenues	119,482	99	103,303	97
Physician services revenues	—	—	1,445	2
Other services revenues	1,745	1	1,278	1
Revenues	$121,227	100%	$106,026	100%

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

The following table sets forth the Company's activity in the allowance for doubtful accounts for the three months ended March 31, 2012 (in thousands):

Three Months Ended March 31, 2012
Balance at December 31, 2011	$10,137
Expense recognized during the quarter ended	2,114
Accounts written off, net of recoveries	(2,677)
Balance at March 31, 2012	$9,574

Inventories

Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Prepaid and Other Current Assets
A summary of prepaid and other current assets is as follows (in thousands):

	March 31, 2012	December 31, 2011
Prepaid expenses	$5,009	$5,325
Other current assets	3,772	2,997
Total	$8,781	$8,322
Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2011	$630,144
Acquisitions	6,875
Disposals	(1,349)
Balance at March 31, 2012	$635,670

Effective February 8, 2012, the Company completed the acquisition of four separate urgent care and family practice facilities located in Idaho Falls, Idaho. The purchase price of the acquisition was approximately $5.8 million, consisting of $3.1 million of cash, approximately $1.1 million in the form of equity ownership in our facility located in Idaho Falls, Idaho, $470,000 of contingent consideration and the assumption of debt of approximately $1.1 million. The facilities are operated by the Company's existing facility located in Idaho Falls, Idaho and are consolidated with its Idaho Falls, Idaho facility for financial reporting purposes.

Effective February 29, 2012, the Company divested its interest in its surgical facility located in Fort Worth, Texas. The Company recorded a gain, net of income attributable to noncontrolling interests, of $78,000 which is included in the loss from discontinued operations. Included in this gain is an allocated disposal of goodwill of $1.3 million.

The Company has other intangible assets of $18.1 million related to the certificates of need for certain of its facilities. These indefinite-lived assets are not amortized, but are assessed for possible impairment under the Company's impairment policy. The Company also has intangible assets related to various non-compete agreements and a management rights agreement, which are amortized over the service life of the agreements.
Changes in the carrying amount of other intangible assets are as follows (in thousands)

	Management Rights	Non-Compete Assets	Certificates of Need	Total Intangible Assets
Balance at December 31, 2011	$2,236	$5,204	$18,140	$25,580
Acquisitions	—	—	—	—
Amortization	(38)	(424)	—	(462)
Balance at March 31, 2012	$2,198	$4,780	$18,140	$25,118
Other Accrued Expenses

A summary of other accrued expenses is as follows (in thousands):

	March 31, 2012	December 31, 2011
Interest payable	$11,624	$5,384
Current taxes payable	6,728	6,541
Insurance liabilities	2,290	1,803
Third-party settlements	4,799	9,967
Other accrued expenses	7,543	7,317
Total	$32,984	$31,012

Other Liabilities
Other liabilities at March 31, 2012 and December 31, 2011 included an obligation which was assumed in connection with the acquisition of our surgical hospital located in Idaho Falls, Idaho. This obligation is payable to the hospital facility lessor for the land, building and improvements at the facility in Idaho Falls, Idaho. As of March 31, 2012 and December 31, 2011, the balance on the obligation was $48.4 million and $48.5 million, respectively. Additionally, included in other liabilities as of March 31, 2012 and December 31, 2011 are third-party settlements of $4.8 million and $3.9 million, respectively.
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

Noncontrolling Interests —Redeemable

Each of the partnerships and limited liability companies through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement.  In certain circumstances, the partnership and operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physicians’ ownership if certain adverse regulatory events occur, such as it becoming illegal for the physicians to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility.  This redeemable noncontrolling interest is reported outside of stockholders' equity. The following table sets forth the activity of the noncontrolling interests—redeemable as of March 31, 2012:

Noncontrolling Interests—Redeemable
Balance at December 31, 2010	$34,213
Net income attributable to noncontrolling interests—redeemable	4,926
Distributions to noncontrolling interest holders	(4,550)
Acquisitions and disposal of shares of noncontrolling interests	(89)
Balance at March 31, 2011	$34,500

Balance at December 31, 2011	$33,863
Net income attributable to noncontrolling interests—redeemable	5,310
Distributions to noncontrolling interest holders	(3,950)
Acquisitions and disposal of shares of noncontrolling interests	(288)
Balance at March 31, 2012	$34,935

Stock Options

Effective January 23, 2012, the Company amended its 2007 Equity Incentive Plan. The amendment increased the shares authorized for future grant under the plan by 2,400,000 shares and, additionally, the exercise price of certain options originally issued on and after August 31, 2007 was reduced to $3.00 per share, and the expiration date of such options was extended to January 23, 2022. As a result of this stock option plan modification, the Company recorded a non-cash charge of $1.7 million during the first quarter of 2012, of which $1.6 million is recorded in general and administrative expense and $83,000 is recorded in salaries and benefits.

Reclassifications

Certain reclassifications have been made to the comparative period's financial statements to conform to the 2012 presentation. The reclassifications primarily related to the presentation of discontinued operations and noncontrolling interests and had no impact on the Company's financial position or results of operations.

3. Discontinued Operations

From time to time, the Company evaluates its portfolio of surgical facilities to ensure the facilities are performing as expected. During the fourth quarter of 2011 and the first quarter of 2012, the Company committed to a plan to divest its interest in three surgical facilities which are consolidated for financial reporting purposes. For the three months ended March 31, 2012 and 2011, the results of discontinued operations include operating activity of these three facilities for the period in which we owned such facilities. Effective February 29, 2012, the Company divested its interest in one of these surgical facilities located in Fort Worth, Texas. The Company recorded a gain, net of income attributable to noncontrolling interests, of $78,000 which is included in the loss from discontinued operations. As of March 31, 2012, the Company has two facilities with current operating activities included in discontinued operations.
Revenues, (loss) income from operations, before taxes, income tax provision, (gain) loss on sale, net of taxes, and (loss) income from discontinued operations, net of taxes, for the periods indicated, were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$2,605	$3,307
(Loss) income from operations, before taxes	$(588)	$178
Income tax provision	$15	$2
(Gain) loss on sale, net of taxes	$(756)	$17
(Loss) income from discontinued operations, net of taxes	$(183)	$159

4. Long-Term Debt

The Company's long-term debt is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Credit Facility	$—	$—
Senior Secured Notes, net of debt issuance discount of $4,572 and $4,799, respectively	336,428	336,201
Toggle Notes	94,724	94,724
PIK Exchangeable Notes	101,413	101,413
Notes Payable and Secured Loans	21,651	21,627
Capital lease obligations	4,657	4,311
	558,873	558,276
Less current maturities	(14,622)	(13,582)
Total	$544,251	$544,694

As described in the following sections, the Company modified its long-term debt structure during the second quarter of 2011. On June 14, 2011, the Company completed a private offering (the "Offering") of $350.0 million aggregate principal amount of 8.00% senior secured notes due 2016 (the "Senior Secured Notes"). The proceeds of the Offering were used to retire the Company's then existing senior secured credit facility and a portion of the Company's 11.00%/11.75% senior PIK toggle notes due 2015 (the "Toggle Notes"). In connection with the Offering, the Company entered into a new senior secured super-priority revolving credit facility (the "Credit Facility") as well as exchanged outstanding Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of 8.00% senior PIK exchangeable notes due 2017 (the "PIK Exchangeable Notes"). As a result of the debt restructuring, the Company recorded a loss on debt extinguishment of $4.8 million. This loss is comprised primarily of capitalized debt issuance costs written off in connection with the Company's termination of debt instruments as part of the restructuring.

On September 9, 2011, the Company cancelled $9.0 million aggregate principal amount of outstanding Senior Secured Notes held by certain holders, plus accrued and unpaid interest, in exchange for the issuance to such holders of $9.2 million aggregate principal amount of PIK Exchangeable Notes which resulted in no significant gain or loss to the Company.

Credit Facility

The Credit Facility provides the ability to borrow under revolving credit loans and swingline loans. Letters of credit may also be issued under the Credit Facility. The Credit Facility matures on December 15, 2015. The Credit Facility is subject to a potential, although uncommitted, increase of up to $25.0 million at the Company's request at any time prior to maturity of the facility, subject to certain conditions, including compliance with a maximum net senior secured leverage ratio and a minimum cash interest coverage ratio. The increase is only available if one or more financial institutions agree to provide it. As of March 31, 2012, $50.0 million was available under the Credit Facility.

Loans under the Credit Facility bear interest, at the Company's option, at the reserve adjusted LIBOR rate plus 4.50% or at the alternate base rate plus 3.50%. The Company is required to pay a commitment fee at a rate equal to 0.50% per annum on the undrawn portion of commitments in respect of the Credit Facility. This fee is payable quarterly in arrears and on the date of termination or expiration of the commitments.

The Credit Facility contains financial covenants requiring the Company not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change. At March 31, 2012, the Company was in compliance with all material covenants contained in the Credit Facility.

Senior Secured Notes

On June 14, 2011, the Company completed the private offering of $350.0 million aggregate principal amount of its Senior Secured Notes. The Senior Secured Notes were issued at a 1.51% discount, yielding proceeds of approximately $344.7 million. Interest on the Senior Secured Notes is due June 15 and December 15 of each year and will accrue at the rate of 8.00% per annum. The Senior Secured Notes will mature on June 15, 2016.

The Senior Secured Notes are guaranteed by substantially all of the Company's existing and future material wholly-owned domestic restricted subsidiaries. The Senior Secured Notes and the guarantees are the Company's and the guarantors' senior secured obligations and rank equal in right of payment with any of the Company's or the guarantors' existing and future senior indebtedness and pari passu with the Company's and the guarantors' first priority liens, except to the extent that the property and assets securing the notes also secure the obligations under the Credit Facility, which is entitled to proceeds of the collateral prior to the Senior Secured Notes, in the event of a foreclosure or any insolvency proceedings.

The Company may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. Prior to June 15, 2014, in each of 2011, 2012 and 2013, the Company may redeem up to 10% of the original aggregate principal amount of the Senior Secured Notes at a price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest. The Company may also redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with proceeds of certain equity offerings at any time prior to June 15, 2014. At March 31, 2012, the Company had not redeemed any of its Senior Secured Notes.

Effective September 9, 2011, the Company cancelled $9.0 million aggregate principal amount of its Senior Secured Notes held by certain holders, plus accrued and unpaid interest, in exchange for the Company's issuance to such parties of $9.2 million aggregate principal amount of its PIK Exchangeable Notes. As a result of that exchange, the Company currently has $341.0 million aggregate principal amount of Senior Secured Notes outstanding.
At March 31, 2012, the Company was in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.

Scheduled amortization of the discount recorded in connection with the Senior Secured Notes is as follows (in thousands):

Discount attributable to Senior Secured Notes
April 1, 2012 through December 31, 2012	$700
January 1, 2013 through December 31, 2013	1,006
January 1, 2014 through December 31, 2014	1,092
January 1, 2015 through December 31, 2015	1,186
January 1, 2016 through June 15, 2016	588
Total	$4,572
Toggle Notes
On June 3, 2008, the Company completed the private offering of $179.9 million aggregate principal amount of its Toggle Notes.  Interest on the Toggle Notes is due February 23 and August 23 of each year.  The Toggle Notes will mature on August 23, 2015.  For any interest period through August 23, 2011, the Company was able to elect to pay interest on the Toggle Notes (i) in cash, (ii) in kind, by increasing the principal amount of the notes or issuing new notes (referred to as “PIK interest”) for the entire amount of the interest payment or (iii) by paying interest on 50% of the principal amount of the Toggle Notes in cash and 50% in PIK interest.  Cash interest on the Toggle Notes accrues at the rate of 11.0% per annum.  PIK interest on the Toggle Notes accrued at the rate of 11.75% per annum.
Between August 23, 2008 and August 23, 2011, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes increased by $71.0 million from the issuance of the Toggle Notes to March 31, 2012. Beginning with the February 2012 interest payment, all interest under the Company's Toggle Notes is required to be paid in cash. The Company has accrued $1.1 million in interest on the Toggle Notes in other accrued expenses as of March 31, 2012.
In connection with the Offering, the Company repurchased $70.8 million aggregate principal amount of Toggle Notes, at par plus accrued and unpaid interest of $2.6 million, and exchanged $85.4 million aggregate principal amount of Toggle Notes, at par plus accrued interest of $3.1 million, for $88.5 million aggregate principal amount of PIK Exchangeable Notes.
The Toggle Notes are unsecured senior obligations and rank equally with other existing and future senior indebtedness, senior to all future subordinated indebtedness and effectively junior to all secured indebtedness to the extent of the value of the collateral securing such indebtedness.  Certain of the Company's subsidiaries have guaranteed the Toggle Notes on a senior basis, as required by the indenture governing the Toggle Notes.  The indenture also requires that certain of the Company's future subsidiaries guarantee the Toggle Notes on a senior basis.  Each guarantee is unsecured and ranks equally with senior indebtedness of the guarantor, senior to all of the guarantor's subordinated indebtedness and effectively junior to its secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit the Company's ability and the ability of the subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At March 31, 2012, the Company was in compliance with all material covenants contained in the indenture governing the Toggle Notes.

PIK Exchangeable Notes

Concurrent with the Offering, the Company exchanged with certain holders of the Company's outstanding Toggle Notes, Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of the Company's PIK Exchangeable Notes. Effective September 9, 2011, the Company cancelled $9.0 million aggregate principal amount of its Senior Secured Notes held by certain holders of such notes, plus accrued and unpaid interest, in exchange for the Company's issuance to such parties of $9.2 million aggregate principal amount of its PIK Exchangeable Notes.

The PIK Exchangeable Notes will mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on each June 15 and December 15 of each year, commencing on December 15, 2011. The Company will not pay interest in cash on the PIK Exchangeable Notes. Instead, the Company will pay interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. The Company has accrued $2.4 million in interest on the PIK Exchangeable Notes in other accrued expenses as of March 31, 2012. The Company records this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, the Company reclassifies the accrued interest to long-term debt.

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

The PIK Exchangeable Notes are unsecured senior obligations and rank equally with other existing and future senior indebtedness, senior to all future subordinated indebtedness and effectively junior to all secured indebtedness to the extent of the value of the collateral securing such indebtedness. Holdings and substantially all of the Company's material wholly owned domestic subsidiaries have guaranteed the PIK Exchangeable Notes on a senior basis, as required by the indenture governing the PIK Exchangeable Notes. Each guarantee is unsecured and ranks equally with senior indebtedness of the guarantor, senior to all of the guarantor's subordinated indebtedness and effectively junior to its secured indebtedness to the extent of the value of the collateral securing such indebtedness.

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

The Company recorded the PIK Exchangeable Notes in accordance with ASC Topic 470, Debt. In the exchange, the new PIK Exchangeable Notes were recorded at fair value. At March 31, 2012, the Company was in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.

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

Capital Lease Obligations

The Company is liable to various vendors for several equipment leases. The carrying value of the leased assets was $5.7 million and $5.2 million as of March 31, 2012 and December 31, 2011, respectively.

5. Commitments and Contingencies

Debt and Lease Guaranty on Non-consolidated Entities

The Company has guaranteed $1.6 million of operating lease payments of certain non-consolidating surgical facilities. These operating leases typically have 10-year terms, with optional renewal periods. As of March 31, 2012, the Company has also guaranteed $602,000 of debt of three non-consolidating surgical facilities. In the event that the Company meets certain financial and debt service benchmarks, the guarantees at these surgical facilities will expire between 2011 and 2017.

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

6. Related Party Transactions
On August 23, 2007, the Company entered into a ten-year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, as of March 31, 2012, had an asset of $403,000 that is included in prepaid expenses and other current assets.

Concurrent with the Offering, the Company exchanged with affiliates of Crestview, affiliates of The Northwestern Mutual Insurance Company and certain other holders of the Company's outstanding Toggle Notes, Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest of $3.1 million, for $88.5 million initial aggregate principal amount of the Company's PIK Exchangeable Notes. Effective September 9, 2011, the Company cancelled $9.0 million aggregate principal amount of its Senior Secured Notes held by affiliates of The Northwestern Mutual Insurance Company, plus accrued and unpaid interest, in exchange for the Company's issuance to such parties of $9.2 million aggregate principal amount of its PIK Exchangeable Notes. The Company currently has $101.4 million aggregate principal amount of PIK Exchangeable Notes outstanding. As of March 31, 2012, the Company has accrued $2.4 million in interest on the PIK Exchangeable Notes in other accrued expenses. See Note 4 for further discussion of the PIK Exchangeable Notes.

7. Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. Presented below is consolidating financial information for the Company and its subsidiaries as required by regulations of the Securities and Exchange Commission (“SEC”) in connection with the Company's Senior Secured Notes and Toggle Notes that have been registered with the SEC. The information segregates the parent company issuer, the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and consolidating adjustments. The operating and investing activities of the separate legal entities are fully interdependent and integrated. Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. All of the subsidiary guarantees are both full and unconditional and joint and several.

SYMBION, INC.
CONSOLIDATING BALANCE SHEET
March 31, 2012
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,988	$30,102	$33,457	$—	$71,547
Accounts receivable, net	—	—	68,693	—	68,693
Inventories	—	250	12,775	—	13,025
Prepaid expenses and other current assets	1,023	18	7,740	—	8,781
Due from related parties	1,966	45,434	—	(47,400)	—
Current assets of discontinued operations	—	—	3,375	—	3,375
Total current assets	10,977	75,804	126,040	(47,400)	165,421
Property and equipment, net	472	2,115	124,885	—	127,472
Goodwill and intangible assets	637,868	—	22,920	—	660,788
Investments in and advances to affiliates	108,940	31,433	—	(126,036)	14,337
Other assets	12,155	—	2,681	—	14,836
Long-term assets of discontinued operations	—	—	2,292	—	2,292
Total assets	$770,412	$109,352	$278,818	$(173,436)	$985,146

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32	$17	$15,332	$—	$15,381
Accrued payroll and benefits	1,372	101	10,255	—	11,728
Due to related parties	—	—	47,400	(47,400)	—
Other accrued expenses	19,096	72	13,816	—	32,984
Current maturities of long-term debt	43	26	14,553	—	14,622
Current liabilities of discontinued operations	—	—	1,421	—	1,421
Total current liabilities	20,543	216	102,777	(47,400)	76,136
Long-term debt, less current maturities	532,565	—	11,686	—	544,251
Deferred income tax payable	61,541	—	—	—	61,541
Other liabilities	668	196	60,044	—	60,908
Long-term liabilities of discontinued operations	—	—	1,982	—	1,982
Noncontrolling interests - redeemable	—	—	34,935	—	34,935
Total Symbion, Inc. stockholders' equity	155,095	108,940	17,096	(126,036)	155,095
Noncontrolling interests - non-redeemable	—	—	50,298	—	50,298
Total equity	155,095	108,940	67,394	(126,036)	205,393
Total liabilities and stockholders' equity	$770,412	$109,352	$278,818	$(173,436)	$985,146

SYMBION, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2011

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,509	$27,617	$35,315	$—	$68,441
Accounts receivable, net	—	—	66,408	—	66,408
Inventories	—	—	12,575	—	12,575
Prepaid expenses and other current assets	1,159	227	6,936	—	8,322
Due from related parties	2,163	45,288	—	(47,451)	—
Current assets of discontinued operations	—	—	4,113	—	4,113
Total current assets	8,831	73,132	125,347	(47,451)	159,859
Property and equipment, net	502	2,108	127,045	—	129,655
Goodwill and intangible assets	632,381	—	23,343	—	655,724
Investments in and advances to affiliates	108,898	34,258	—	(128,528)	14,628
Other assets	12,878	—	2,200	—	15,078
Long-term assets of discontinued operations	—	—	3,150	—	3,150
Total assets	$763,490	$109,498	$281,085	$(175,979)	$978,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5	$8	$14,568	$—	$14,581
Accrued payroll and benefits	763	233	8,946	—	9,942
Due to related parties	—	—	47,451	(47,451)	—
Other accrued expenses	11,911	15	19,086	—	31,012
Current maturities of long-term debt	57	—	13,525	—	13,582
Current liabilities of discontinued operations	—	—	1,723	—	1,723
Total current liabilities	12,736	256	105,299	(47,451)	70,840
Long-term debt, less current maturities	532,337	—	12,357	—	544,694
Deferred income tax payable	61,056	—	—	—	61,056
Other liabilities	(768)	344	61,097	—	60,673
Long-term liabilities of discontinued operations	—	—	2,394	—	2,394
Noncontrolling interest - redeemable	—	—	33,863	—	33,863
Total Symbion, Inc. stockholders’ equity	158,129	108,898	19,630	(128,528)	158,129
Noncontrolling interests - nonredeemable	—	—	46,445	—	46,445
Total equity	158,129	108,898	66,075	(128,528)	204,574
Total liabilities and stockholders’ equity	$763,490	$109,498	$281,085	$(175,979)	$978,094

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2012
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$9,075	$7,644	$108,445	$(3,937)	$121,227
Operating expenses:
Salaries and benefits	—	3,620	29,046	—	32,666
Supplies	—	761	28,694	—	29,455
Professional and medical fees	—	720	8,289	—	9,009
Rent and lease expense	—	601	5,405	—	6,006
Other operating expenses	—	331	7,804	—	8,135
Cost of revenues	—	6,033	79,238	—	85,271
General and administrative expense	8,001	—	—	—	8,001
Depreciation and amortization	98	213	5,026	—	5,337
Provision for doubtful accounts	—	106	2,008	—	2,114
Income on equity investments	—	(464)	—	—	(464)
Gains on disposal of long-lived assets, net	(44)	—	—	—	(44)
Management fees	—	—	3,937	(3,937)	—
Equity in earnings of affiliates	(3,770)	(2,219)	—	5,989	—
Total operating expenses	4,285	3,669	90,209	2,052	100,215
Operating income	4,790	3,975	18,236	(5,989)	21,012
Interest expense, net	(8,447)	(205)	(5,674)	—	(14,326)
(Loss) income before taxes and discontinued operations	(3,657)	3,770	12,562	(5,989)	6,686
Provision for income taxes	1,284	—	70	—	1,354
(Loss) income from continuing operations	(4,941)	3,770	12,492	(5,989)	5,332
Loss from discontinued operations, net of taxes	—	—	(183)	—	(183)
Net (loss) income	(4,941)	3,770	12,309	(5,989)	5,149
Net income attributable to noncontrolling interests	—	—	(10,090)	—	(10,090)
Net (loss) income attributable to Symbion, Inc.	$(4,941)	$3,770	$2,219	$(5,989)	$(4,941)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$8,351	$2,358	$99,104	$(3,787)	$106,026
Operating expenses:
Salaries and benefits	—	1,116	28,645	—	29,761
Supplies	—	203	23,775	—	23,978
Professional and medical fees	—	231	7,452	—	7,683
Rent and lease expense	—	196	5,490	—	5,686
Other operating expenses	—	96	7,597	—	7,693
Cost of revenues	—	1,842	72,959	—	74,801
General and administrative expense	5,869	—	—	—	5,869
Depreciation and amortization	172	61	4,774	—	5,007
Provision for doubtful accounts	—	36	1,481	—	1,517
Income on equity investments	—	(269)	—	—	(269)
(Gain) loss on disposal of long-lived assets, net	(99)	—	21	—	(78)
Management fees	—	—	3,787	(3,787)	—
Equity in earnings of affiliates	(7,400)	(6,712)	—	14,112	—
Total operating expenses	(1,458)	(5,042)	83,022	10,325	86,847
Operating income (loss)	9,809	7,400	16,082	(14,112)	19,179
Interest expense, net	(10,589)	—	(1,387)	—	(11,976)
(Loss) income before taxes and discontinued operations	(780)	7,400	14,695	(14,112)	7,203
Provision (benefit) for income taxes	1,641	—	(23)	—	1,618
(Loss) income from continuing operations	(2,421)	7,400	14,718	(14,112)	5,585
Income from discontinued operations, net of taxes	—	—	159	—	159
Net (loss) income	(2,421)	7,400	14,877	(14,112)	5,744
Net income attributable to noncontrolling interests	—	—	(8,165)	—	(8,165)
Net (loss) income attributable to Symbion, Inc.	$(2,421)	$7,400	$6,712	$(14,112)	$(2,421)

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2012
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(4,941)	$3,770	$12,309	$(5,989)	$5,149
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	183	—	183
Depreciation and amortization	98	213	5,026	—	5,337
Amortization of deferred financing costs and debt issuance discount	944	—	—	—	944
Non-cash payment-in-kind interest option	2,028	—	—	—	2,028
Non-cash stock option compensation expense	1,717	—	—	—	1,717
Non-cash losses on disposal of long-lived assets	(44)	—	—	—	(44)
Deferred income taxes	1,129	—	—	—	1,129
Equity in earnings of affiliates	(3,770)	(2,219)	—	5,989	—
Equity in earnings of affiliates, net of distributions received	—	(139)	—	—	(139)
Provision for doubtful accounts	—	106	2,008	—	2,114
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(3,531)	—	(3,531)
Other assets and liabilities	3,784	754	(3,531)	—	1,007
Net cash provided by (used in) operating activities - continuing operations	945	2,485	12,464	—	15,894
Net cash provided by operating activities - discontinued operations	—	—	206	—	206
Net cash provided by (used in) operating activities	945	2,485	12,670	—	16,100
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	—	(3,013)	—	(3,013)
Purchases of property and equipment, net	(68)	—	(1,817)	—	(1,885)
Change in other assets	—	—	(476)	—	(476)
Net cash used in investing activities - continuing operations	(68)	—	(5,306)	—	(5,374)
Net cash provided by investing activities - discontinued operations	1,965	—	—	—	1,965
Net cash used in investing activities	1,897	—	(5,306)	—	(3,409)
Cash flows from financing activities:
Principal payments on long-term debt	(62)	—	(2,563)	—	(2,625)
Proceeds from debt issuances	—	—	1,046	—	1,046
Distributions to noncontrolling interest partners	—	—	(7,952)	—	(7,952)
Proceeds from unit activity	(301)	—	—	—	(301)
Other financing activities	—	—	236	—	236
Net cash used in financing activities - continuing operations	(363)	—	(9,233)	—	(9,596)
Net cash provided by financing activities - discontinued operations	—	—	11	—	11
Net cash used in financing activities	(363)	—	(9,222)	—	(9,585)
Net (decrease) increase in cash and cash equivalents	2,479	2,485	(1,858)	—	3,106
Cash and cash equivalents at beginning of period	5,509	27,617	35,315	—	68,441
Cash and cash equivalents at end of period	$7,988	$30,102	$33,457	$—	$71,547

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(2,421)	$7,400	$14,877	$(14,112)	$5,744
Adjustments to reconcile net (loss) income to net cash from operating activities:
Income from discontinued operations	—	—	(159)	—	(159)
Depreciation and amortization	172	61	4,774	—	5,007
Amortization of deferred financing costs	501	—	—	—	501
Non-cash payment-in-kind interest option	6,984	—	—	—	6,984
Non-cash stock option compensation expense	334	—	—	—	334
Non-cash losses on disposal of long-lived assets	(78)	—	—	—	(78)
Deferred income taxes	1,534	—	—	—	1,534
Equity in earnings of affiliates	(7,400)	(6,712)	—	14,112	—
Equity in earnings of affiliates, net of distributions received	—	341	—	—	341
Provision for doubtful accounts	—	36	1,481	—	1,517
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(624)	—	(624)
Other assets and liabilities	8,199	(3,828)	(3,661)	—	710
Net cash provided by (used in) operating activities - continuing operations	7,825	(2,702)	16,688	—	21,811
Net cash provided by operating activities - discontinued operations	—	—	462	—	462
Net cash provided by (used in) operating activities	7,825	(2,702)	17,150	—	22,273
Cash flows from investing activities:
Purchases of property and equipment, net	(14)	—	(2,184)	—	(2,198)
Change in other assets	—	268	(214)	—	54
Net cash used in investing activities - continuing operations	(14)	268	(2,398)	—	(2,144)
Cash flows from financing activities:
Principal payments on long-term debt	(5,160)	—	(2,161)	—	(7,321)
Distributions to noncontrolling interest partners	—	—	(7,503)	—	(7,503)
Payments for unit activity	(1,663)	—	—	—	(1,663)
Other financing activities	—	—	462	—	462
Net cash used in financing activities - continuing operations	(6,823)	—	(9,202)	—	(16,025)
Net cash used in financing activities - discontinued operations	—	—	(177)	—	(177)
Net cash used in financing activities	(6,823)	—	(9,379)	—	(16,202)
Net increase (decrease) in cash and cash equivalents	988	(2,434)	5,373	—	3,927
Cash and cash equivalents at beginning of period	14,849	27,700	29,936	—	72,485
Cash and cash equivalents at end of period	$15,837	$25,266	$35,309	$—	$76,412

8. Subsequent Events

Effective April 30, 2012, the Company divested its interest in a surgical facility located in Nashville, Tennessee for net proceeds of $1.3 million. This facility was previously accounted for as an equity method investment for financial reporting purposes. The Company recorded a gain on the disposal of approximately $670,000 during the second quarter of 2012.

Effective April 1, 2012, the Company entered into a management agreement with a surgical facility located in Jackson, Tennessee. The management agreement has a term of fifteen years, with two optional five-year renewal terms. The Company also received an option to purchase up to a 20% ownership interest in the facility. The option is exercisable after April 1, 2013 and is effective for a six-month period.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict.  These factors include, without limitation:

•	our substantial leverage and its impact on our ability to raise additional capital, react to changes in the economy and our industry and meet our obligations under our debt instruments;

•	uncertainty associated with the implementation of legislative and regulatory initiatives relating to health care reform and healthcare spending;

•	the risk that payments from third-party payors, including government health care programs, decrease or remain constant and our costs increase;

•	the status of the federal economy and its impact on the health care sector;

•	our dependence upon payments from third-party payors, including governmental health care programs and managed care organizations;

•	our ability to acquire and develop additional surgical facilities on favorable terms and to integrate their business operations successfully;

•	our ability to enter into strategic alliances with health care systems that are leaders in their markets;

•	efforts to regulate the construction, acquisition or expansion of health care facilities;

•	our ability to attract and maintain good relationships with physicians who use our facilities;

•	our ability to enhance operating efficiencies at our surgical facilities and to control costs as the volume of cases performed at our facilities changes;

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

•
the risk of changes to laws governing the corporate practice of medicine that may require us to restructure some of our relationships, which could result in a significant loss of revenues, require us to purchase some or all of the noncontrolling interests in our facilities, and divert resources to restructure or repurchase these interests;

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

Executive Overview

We own and operate a national network of short stay surgical facilities in 28 states. Our surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology.  Some of our hospitals also provide acute care services such as diagnostic imaging, pharmacy, laboratory, obstetrics, physical therapy and wound care.
We own our surgical facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities we serve.  We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure.  We believe this approach aligns our interests with those of our partners.

As of May 14, 2012, we owned and operated 53 surgical facilities, including 47 ASCs and six surgical hospitals.  We also managed nine additional ASCs.  We owned a majority interest in 30 of the 53 surgical facilities and consolidated 48 facilities for financial reporting purposes.   We are reporting two of the 53 facilities as discontinued operations. In addition to our surgical facilities, we also manage one physician clinic in a market in which we operate an ASC and a surgical hospital.

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

We continue to focus on improving the performance of our same store facilities and acquiring facilities on a selective basis that we believe have favorable growth potential. Effective February 8, 2012, we acquired four separate urgent care and family practice facilities located in Idaho Falls, Idaho for approximately $5.8 million, consisting of $3.1 million of cash, approximately $1.1 million in the form of equity ownership in our facility located in Idaho Falls, Idaho, $470,000 of contingent consideration and the assumption of debt of approximately $1.1 million. The facilities are operated by our existing facility located in Idaho Falls, Idaho and are consolidated with our Idaho Fall, Idaho facility for financial reporting purposes.

Effective January 23, 2012, we amended our 2007 Equity Incentive Plan. The amendment increased the shares authorized for future grant under the plan by 2,400,000 shares and, additionally, the exercise price of certain options originally issued on and after August 31, 2007 was reduced to $3.00 per share, and the expiration date of such options was extended to January 23, 2022. As a result of this stock option plan modification, we recorded a non-cash charge of $1.7 million during the first quarter of 2012, of which $1.6 million is recorded in general and administrative expense and $83,000 is recorded in salaries and benefits.

Revenues

Our revenues consist of patient service revenues, physician service revenues and other service revenues.  Our patient service revenues relate to fees charged for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes.  Physician service revenues are revenues from the physician network we divested as of September 30, 2011 and consist of reimbursed expenses, plus participation in the excess of revenues over expenses of the physician network, as provided for in our former service agreement with the physician network.  Other service revenues consist of management and administrative service fees derived from the non-consolidated facilities that we account for under the equity method, management of surgical facilities in which we do not own an interest, and management services we provide to physician clinics for which we are not required to provide capital or additional assets.

The following tables summarize our revenues by service type as a percentage of revenues for the periods indicated:

	Three Months Ended March 30,
	2012	2011
Patient service revenues	99%	97%
Physician service revenues	—	2
Other service revenues	1	1
Total	100%	100%

Payor Mix

The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Three Months Ended March 31,
	2012	2011
Private insurance	64%	66%
Government	27	26
Self-pay	3	3
Other	6	5
Total	100%	100%

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

The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Ear, nose and throat	5.8%	6.0%
Gastrointestinal	29.6	30.7
General surgery	3.5	3.8
Obstetrics/gynecology	2.9	2.8
Ophthalmology	16.1	15.4
Orthopedic	17.5	17.7
Pain management	13.9	13.8
Plastic surgery	2.7	2.9
Other	8.0	6.9
Total	100%	100%

Case Growth

Same Store Information

We define same store facilities as those facilities that were operating throughout both the three months ended March 31, 2012 and 2011. The following same store facility table includes information about both consolidated surgical facilities included in continuing operations whose revenue is included in our revenue and non-consolidated surgical facilities whose revenue is not reported in our revenue, as we account for these surgical facilities using the equity method.  This same store facilities table is presented to allow comparability to other companies in our industry for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Cases	61,657	60,431
Case growth	2.0%	N/A
Net patient service revenue per case	$2,117	$1,912
Net patient service revenue per case growth	10.7%	N/A
Number of same store surgical facilities	49	N/A

Consolidated Information

The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated. Accordingly, the table includes surgical facilities that we have acquired, developed or disposed of since January 1, 2011.

	Three Months Ended March 31,
	2012	2011
Cases	58,457	56,192
Case growth	4.0%	N/A
Net patient service revenue per case	$2,044	$1,838
Net patient service revenue per case growth	11.2%	N/A
Number of consolidated surgical facilities	46	N/A

Sources of Revenue and Recent Regulatory Developments

We are dependent upon private and government third-party sources of payment for the services we provide. The amounts that our surgical facilities, physician network and physician clinic receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid, and state and federal regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. The disclosure in this section is meant to supplement, and should be read in connection with, the disclosures set forth under the headings "Sources of Revenue" and "Governmental Regulation" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Medicare Reimbursement-Hospital Inpatient Services

Six of our surgical facilities are licensed as hospitals. Most inpatient services provided by hospitals are reimbursed by Medicare under the inpatient prospective payment system (“IPPS”). Under this prospective payment system, a hospital receives a fixed payment for inpatient hospital services based on each patient's final assigned Medicare-severity diagnosis related group (“MS-DRG”). On April 24, 2012, CMS issued the IPPS proposed rule for federal fiscal year (“FFY”) 2013, beginning on October 1, 2012. Under the proposed rule, hospitals that report quality data under the Inpatient Quality Reporting Program will receive a 2.3% payment rate increase for inpatient hospital stays paid under the IPPS, and hospitals that do not report quality data will receive a 0.3% payment rate increase. Future realignments in the MS-DRG system could impact the margins we receive for certain services and additional adjustments that reduce IPPS payments to hospitals could adversely impact our Medicare revenues. Further, in the IPPS proposed rule for FFY 2013, CMS proposed that payments to a hospital with excess readmissions be reduced by 1% or greater, depending on its overall ratio of excess readmissions.

Healthcare Reform

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, the United States Supreme Court is expected to rule on the constitutionality of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Acts”) in 2012. The Supreme Court heard arguments on four issues: (1) whether the “individual mandate”-the requirement that all individuals purchase some form of health insurance-is constitutional; (2) if the individual mandate is found unconstitutional, whether it is severable from the remainder of the Healthcare Reform Acts; (3) whether the Healthcare Reform Acts' requirement that states expand Medicaid eligibility or risk losing federal funds is constitutional; and (4) whether the individual mandate is a tax for purposes of the Anti-Injunction Act, meaning that plaintiffs seeking to challenge the requirement must wait until it takes effect in 2014. It is difficult to predict the impact the Healthcare Reform Acts will have on our operations given the pending Supreme Court challenge, delay in implementing regulations, and possible amendment or repeal of elements of the Healthcare Reform Acts.

Recovery Audit Contractors

Several years ago, CMS implemented a Recovery Audit Contractor (“RAC”) program. RACs are private contractors contracting with CMS to identify overpayments and underpayments for services through post-payment reviews of claims submitted by Medicare and Medicaid providers. In the first quarter of 2012, our facilities continued to receive letters from RAC auditors requesting repayment of alleged overpayments for services. Our facilities incur expenses associated with responding to and appealing these RAC requests, as well as the costs of repaying any overpayments. Although the repayments requested to date as a result of RAC audits have not been material to the Company, we are unable to quantify the financial impact of the RAC audits on our facilities given the pending appeals and uncertainty about the extent of future RAC audits.

Operating Margins

Our operating income margin for the three months ended March 31, 2012, decreased to 17.3% from 18.1% for the three months ended March 31, 2011. During the 2012 period, we recorded a stock option modification charge of $1.7 million as well as an additional $625,000 of incentive compensation compared to the 2011 period. Excluding the stock option modification charge and the additional incentive compensation, our operating income margin increased to 19.2% from 18.1% during the three months ended March 31, 2011. This increase is attributable to a combination of overall case growth and an increase in net patient revenue per case due to an increase in higher acuity cases and ancillary services performed at our surgical hospitals.

Acquisitions and Developments

Effective February 8, 2012, we completed the acquisition of four separate urgent care and family practice facilities located in Idaho Falls, Idaho. The purchase price of the acquisition was approximately $5.8 million, consisting of $3.1 million of cash, approximately $1.1 million in the form of equity ownership in our facility located in Idaho Falls, Idaho, $470,000 of contingent consideration and the assumption of debt of approximately $1.1 million. The facilities are operated by our existing facility located in Idaho Falls, Idaho and are consolidated with our Idaho Falls, Idaho facility for financial reporting purposes.

Discontinued Operations and Divestitures

From time to time, we evaluate our portfolio of surgical facilities to ensure the facilities are performing as expected. During the fourth quarter of 2011 and the first quarter of 2012, we committed to a plan to divest our interests in three surgical facilities which are consolidated for financial reporting purposes. For the three months ended March 31, 2012 and 2011, the results of discontinued operations include operating activity of these three facilities for the period in which we owned such facilities. Effective February 29, 2012, we divested our interest in one of these surgical facilities located in Fort Worth, Texas. We recorded a gain on the disposal, net of noncontrolling interest expense, of $78,000 which is included in the loss from discontinued operations. As of March 31, 2012, we have two facilities with current operating activities included in discontinued operations.
Revenues, (loss) income from operations before taxes, income tax provision, (gain) loss on sale, net of taxes and (loss) income from discontinued operations, net of taxes, for the following periods indicated, were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$2,605	$3,307
(Loss) income from operations, before taxes	$(588)	$178
Income tax provision	$15	$2
(Gain) loss on sale, net of taxes	$(756)	$17
(Loss) income from discontinued operations, net of taxes	$(183)	$159

Results of Operations

The following table summarizes certain statements of operations items for each of the three months ended March 31, 2012 and 2011. The table also shows the percentage relationship to revenues for the periods indicated:

	Three Months Ended March 31,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	121,227	100%	$106,026	100%
Cost of revenues	85,271	70.3	74,801	70.5
General and administrative expense	8,001	6.6	5,869	5.5
Depreciation and amortization	5,337	4.4	5,007	4.7
Provision for doubtful accounts	2,114	1.7	1,517	1.4
Income on equity investments	(464)	(0.3)	(269)	(0.2)
Gains on disposal of long-lived assets, net	(44)	—	(78)	—
Total operating expenses	100,215	82.7	86,847	81.9
Operating income	21,012	17.3	19,179	18.1
Interest expense, net	(14,326)	(11.8)	(11,976)	(11.3)
Income before income taxes and discontinued operations	6,686	5.5	7,203	6.8
Provision for income taxes	1,354	1.1	1,618	1.5
Income from continuing operations	5,332	4.4	5,585	5.3
(Loss) gain on discontinued operations, net of taxes	(183)	(0.2)	159	0.1
Net income	5,149	4.2	5,744	5.4
Less: Net income attributable to noncontrolling interests	(10,090)	(8.3)	(8,165)	(7.7)
Net loss attributable to Symbion, Inc.	$(4,941)	(4.1)%	$(2,421)	(2.3)%

Overview. During the three months ended March 31, 2012, our revenues increased 14.3% to $121.2 million from $106.0 million for the three months ended March 31, 2011. We incurred a net loss attributable to Symbion, Inc. for the 2012 period of $3.2 million, excluding our $1.7 million stock option plan modification charge taken during the three months ended March 31, 2012, compared to $2.4 million for the 2011 period. Our financial results for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 reflect the addition of one surgical facility which we consolidate for financial reporting purposes and one surgical facility which we account for using the equity method.

Revenues. Revenues for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 were as follows (in thousands):

	2012	2011	Dollar Variance	Percent Variance
Patient service revenues	$119,482	$103,303	$16,179	15.7%
Physician service revenues	—	1,445	(1,445)	(100.0)
Other service revenues	1,745	1,278	467	36.5
Revenues	$121,227	$106,026	$15,201	14.3%

Patient service revenues increased 15.7% to $119.5 million for the three months ended March 31, 2012 compared to $103.3 million for the three months ended March 31, 2011. This increase is attributable to case growth of 4.0% and an increase in net patient revenue per case of 11.2% due to an increase in higher acuity cases and ancillary services performed at our surgical hospitals. This increase in case growth is attributable to growth at our existing surgical facilities, as well as surgical facilities acquired since January 1, 2011.
Cost of Revenues. Cost of revenues for the three months ended March 31, 2012 was $85.3 million compared to $74.8 million for the three months ended March 31, 2011. This increase is attributable to overall case growth and an increase in higher acuity cases and ancillary services performed at our surgical hospitals. As a percentage of revenues, cost of revenues decreased to 70.3% for the 2012 period compared to 70.5% for the 2011 period.

General and Administrative Expense. General and administrative expense increased to $8.0 million for the three months ended March 31, 2012 compared to $5.9 million for the three months ended March 31, 2011. Included in the expense for the 2012 period is a $1.6 million stock option plan modification charge and a $625,000 increase in incentive compensation expense. As a percentage of revenues, excluding the stock option plan modification charge and the increase in incentive compensation expense, our general and administrative expense decreased to 4.7% for the 2012 period compared to 5.5% for the 2011 period. This decrease is primarily attributable to our leveraging of corporate overhead costs while continuing to increase revenue through recent acquisitions.

Depreciation and Amortization. Depreciation and amortization expense increased to $5.3 million for the three months ended March 31, 2012 compared to $5.0 million for the three months ended March 31, 2011. As a percentage of revenues, depreciation and amortization expense decreased to 4.4% for the 2012 period compared to 4.7% for the 2011 period.

Provision for Doubtful Accounts. The provision for doubtful accounts increased to $2.1 million for the 2012 period compared to $1.5 million for the 2011 period. As a percentage of revenues, the provision for doubtful accounts increased to 1.7% for the 2012 period from 1.4% for the 2011 period.

Operating Income. Our operating income, excluding our stock option plan modification charge of $1.7 million, increased to $22.7 million for the three months ended March 31, 2012 compared to $19.2 million for the three months ended March 31, 2011. This increase is primarily attributable to a combination of overall case growth and an increase in net patient revenue per case due to an increase in higher acuity cases and ancillary services performed at our surgical hospitals.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $14.3 million for the three months ended March 31, 2012 compared to $12.0 million for the three months ended March 31, 2011. This increase is primarily attributable to the increase in long-term debt due to our PIK elections and a higher interest rate on our Senior Secured Notes compared to our previous variable rate senior secured credit facility. We made the first required cash interest payment on our Toggle Notes during the three months ended March 31, 2012.

Provision for Income Taxes.  The provision for income taxes decreased to $1.4 million for the three months ended March 31, 2012 compared to $1.6 million for the three months ended March 31, 2011. Tax expense in both periods is primarily due to the recording of non-cash deferred income tax expense related to our joint venture investments.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests increased to $10.1 million for the three months ended March 31, 2012 compared to $8.2 million for the three months ended March 31, 2011. As a percentage of revenues, net income attributable to noncontrolling interests increased to 8.3% for the 2012 period compared to 7.7% for the 2011 period. This increase is primarily attributable to an increase in operating income at one of our surgical hospitals in which we do not hold a majority ownership but consolidate for financial reporting purposes.

Liquidity and Capital Resources

Operating Activities

During the three months ended March 31, 2012, we generated operating cash flow from continuing operations of $15.9 million compared to $21.8 million for the three months ended March 31, 2011. This decrease is primarily attributable to the $5.2 million cash interest payment on our Toggle Notes, which was the first required cash interest payment, and a payment for $5.2 million of third-party settlements at our Idaho Falls, Idaho facility during the first quarter of 2012. At March 31, 2012, we had working capital of $89.3 million compared to $89.0 million at December 31, 2011.

Investing Activities

Net cash used in investing activities from continuing operations during the three months ended March 31, 2012 was $5.4 million which included $3.0 million of payments for acquisitions, net of cash acquired of $138,000. Our acquisition activity was funded with cash from continuing operations. Additionally, the 2012 period included $1.9 million related to purchases of property and equipment which was funded with cash from continuing operations. Included in cash provided by investing activities from discontinued operations is $2.0 million of proceeds, net of noncontrolling interest, as a result of the disposal of our facility located in Fort Worth, Texas.

Net cash used in investing activities from continuing operations during the three months ended March 31, 2011 was $2.1 million, which included $2.2 million related to purchases of property and equipment. Cash used in investing activities in the 2011 period was funded primarily with cash from continuing operations.
Financing Activities

Net cash used in financing activities from continuing operations during the three months ended March 31, 2012 was $9.6 million. We distributed $8.0 million in cash to noncontrolling interest partners. We also made scheduled payments on our long-term debt of $2.6 million.

Net cash used in financing activities from continuing operations during the three months ended March 31, 2011 was $16.0 million. We distributed $7.5 million in cash to noncontrolling interest partners. We also made scheduled principal payments on our senior secured credit facility totaling $5.0 million.
Long-Term Debt

The Company's long-term debt is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Credit Facility	—	—
Senior Secured Notes, net of debt issuance discount of $4,572 and $4,799, respectively	336,428	336,201
Toggle Notes	94,724	94,724
PIK Exchangeable Notes	101,413	101,413
Notes Payable and Secured Loans	21,651	21,627
Capital lease obligations	4,657	4,311
	558,873	558,276
Less current maturities	(14,622)	(13,582)
Total	$544,251	$544,694

As described in the following sections, we modified our long-term debt structure during the second quarter of 2011. On June 14, 2011, we completed a private offering (the "Offering") of $350.0 million aggregate principal amount of 8.00% senior secured notes due 2016 (the "Senior Secured Notes"). The proceeds of the Offering were used to retire our then existing senior secured credit facility and a portion of our 11.00%/11.75% senior PIK toggle notes due 2015 (the "Toggle Notes"). In connection with the Offering, the Company entered into a new senior secured super-priority revolving credit facility (the "Credit Facility") as well as exchanged outstanding Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of 8.00% senior PIK exchangeable notes due 2017 (the "PIK Exchangeable Notes"). As a result of the debt restructuring, we recorded a loss on debt extinguishment of $4.8 million. This loss is comprised primarily of capitalized debt issuance costs written off in connection with our termination of debt instruments as part of the restructuring.

On September 9, 2011, we cancelled $9.0 million aggregate principal amount of outstanding Senior Secured Notes held by certain holders, plus accrued and unpaid interest, in exchange for the issuance to such holders of $9.2 million aggregate principal amount of PIK Exchangeable Notes which resulted in no significant gain or loss to the Company.

Credit Facility

The Credit Facility provides the ability to borrow under revolving credit loans and swingline loans. Letters of credit may also be issued under the Credit Facility. The Credit Facility matures on December 15, 2015. The Credit Facility is subject to a potential, although uncommitted, increase of up to $25.0 million at our request at any time prior to maturity of the facility, subject to certain conditions, including compliance with a maximum net senior secured leverage ratio and a minimum cash interest coverage ratio. The increase is only available if one or more financial institutions agree to provide it.

Loans under the Credit Facility bear interest, at our option, at the reserve adjusted LIBOR rate plus 4.50% or at the alternate base rate plus 3.50%. We are required to pay a commitment fee at a rate equal to 0.50% per annum on the undrawn portion of commitments in respect of the Credit Facility. This fee is payable quarterly in arrears and on the date of termination or expiration of the commitments.

The Credit Facility contains financial covenants requiring us not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change. At March 31, 2012, we were in compliance with all material covenants contained in the Credit Facility.

Senior Secured Notes

On June 14, 2011, we completed the private offering of $350.0 million aggregate principal amount of our Senior Secured Notes. The Senior Secured Notes were issued at a 1.51% discount, yielding proceeds of approximately $344.7 million. Interest on the Senior Secured Notes is due June 15 and December 15 of each year and will accrue at the rate of 8.00% per annum. The Senior Secured Notes will mature on June 15, 2016.

The Senior Secured Notes are guaranteed by substantially all of our existing and future material wholly-owned domestic restricted subsidiaries. The Senior Secured Notes and the guarantees are the Company's and the guarantors' senior secured obligations and rank equal in right of payment with any of the Company's or the guarantors' existing and future senior indebtedness and pari passu with the Company's and the guarantors' first priority liens, except to the extent that the property and assets securing the notes also secure the obligations under the Credit Facility, which is entitled to proceeds of the collateral prior to the Senior Secured Notes, in the event of a foreclosure or any insolvency proceedings.

We may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. Prior to June 15, 2014, in each of 2011, 2012 and 2013, we may redeem up to 10% of the original aggregate principal amount of the Senior Secured Notes at a price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest. We may also redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with proceeds of certain equity offerings at any time prior to June 15, 2014. At March 31, 2012, we had not redeemed any of our Senior Secured Notes.

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
At March 31, 2012, we were in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.

Scheduled amortization of the discount recorded in connection with the Senior Secured Notes is as follows (in thousands):

Discount attributable to Senior Secured Notes
April 1, 2012 through December 31, 2012	$700
January 1, 2013 through December 31, 2013	1,006
January 1, 2014 through December 31, 2014	1,092
January 1, 2015 through December 31, 2015	1,186
January 1, 2016 through June 15, 2016	588
Total	$4,572

Toggle Notes
On June 3, 2008, we completed the private offering of $179.9 million aggregate principal amount of our Toggle Notes.  Interest on the Toggle Notes is due February 23 and August 23 of each year.  The Toggle Notes will mature on August 23, 2015.  For any interest period through August 23, 2011, we were able to elect to pay interest on the Toggle Notes (i) in cash, (ii) in kind, by increasing the principal amount of the notes or issuing new notes (referred to as “PIK interest”) for the entire amount of the interest payment or (iii) by paying interest on 50% of the principal amount of the Toggle Notes in cash and 50% in PIK interest.  Cash interest on the Toggle Notes accrues at the rate of 11.0% per annum.  PIK interest on the Toggle Notes accrued at the rate of 11.75% per annum.

In connection with the Offering, we repurchased $70.8 million aggregate principal amount of the Toggle Notes, at par plus accrued and unpaid interest of $2.6 million, and exchanged $85.4 million aggregate principal amount of Toggle Notes, at par plus accrued interest of $3.1 million, for $88.5 million aggregate principal amount of PIK Exchangeable Notes.
Between August 23, 2008 and August 23, 2011, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes increased by $71.0 million from the issuance of the Toggle Notes to March 31, 2012. On August 23, 2011, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for the interest period from August 24, 2011 to February 23, 2012. We have accrued $1.1 million in interest on the Toggle Notes in other accrued expenses as of March 31, 2011. Beginning with our February 2012 interest payment, all interest under our Toggle Notes is required to be paid in cash.
The Toggle Notes are unsecured senior obligations and rank equally with other existing and future senior indebtedness, senior to all future subordinated indebtedness and effectively junior to all secured indebtedness to the extent of the value of the collateral securing such indebtedness.  Certain of our subsidiaries have guaranteed the Toggle Notes on a senior basis, as required by the indenture governing the Toggle Notes.  The indenture also requires that certain of our future subsidiaries guarantee the Toggle Notes on a senior basis.  Each guarantee is unsecured and ranks equally with senior indebtedness of the guarantor, senior to all of the guarantor's subordinated indebtedness and effectively junior to its secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates.

PIK Exchangeable Notes

Concurrent with the Offering, we exchanged with certain holders of our outstanding Toggle Notes, Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of our PIK Exchangeable Notes. Effective September 9, 2011, we cancelled $9.0 million aggregate principal amount of our Senior Secured Notes held by certain holders, plus accrued and unpaid interest, in exchange for our issuance to such parties of $9.2 million aggregate principal amount of our PIK Exchangeable Notes.

The PIK Exchangeable Notes will mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on each June 15 and December 15 of each year, commencing on December 15, 2011. We will not pay interest in cash on the PIK Exchangeable Notes. Instead, we will pay interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. We have accrued $2.4 million in interest on the PIK Exchangeable Notes in other accrued expenses as of March 31, 2012. We record this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, we reclassify the accrued interest to long-term debt.

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

The PIK Exchangeable Notes are unsecured senior obligations and rank equally with other existing and future senior indebtedness, senior to all future subordinated indebtedness and effectively junior to all secured indebtedness to the extent of the value of the collateral securing such indebtedness. Holdings and substantially all of our material wholly owned domestic subsidiaries have guaranteed the PIK Exchangeable Notes on a senior basis, as required by the indenture governing the PIK Exchangeable Notes. Each guarantee is unsecured and ranks equally with senior indebtedness of the guarantor, senior to all of the guarantor's subordinated indebtedness and effectively junior to its secured indebtedness to the extent of the value of the collateral securing such indebtedness.

We may not redeem the PIK Exchangeable Notes prior to June 15, 2014. On or after June 15, 2014, we may redeem some or all of the PIK Exchangeable Notes for cash at a redemption price equal to a specified percentage of the accreted principal amount of the PIK Exchangeable Notes to be redeemed, plus accrued and non-capitalized interest. The specific percentage for such redemptions will be 104% for redemptions during the year commencing on June 15, 2014, 102% for redemptions during the year commencing on June 15, 2015, and 100% for redemptions during the year commencing on June 15, 2016.

We recorded the PIK Exchangeable Notes in accordance with ASC Topic 470, Debt. In the exchange, the new PIK Exchangeable Notes were recorded at fair value. At March 31, 2012, we were in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.
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

Capital Lease Obligations

We are liable to various vendors for several equipment leases.  The carrying value of the leased assets was $5.7 million and $5.2 million as of March 31, 2012 and December 31, 2011, respectively.
Inflation

Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.

Recent Accounting Pronouncements
ASU 2011-08, Intangibles - Goodwill and Other
In September 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-08. Previously, entities were required to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including the carrying amount of goodwill. If the resulting fair value of a reporting unit was less than its carrying amount, then the second step of the test would be performed to measure the amount of the impairment loss, if any. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary.

In accordance with ASU 2011-08, we have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Additionally, ASU 2011-08 permits us to resume performing the qualitative assessment in any subsequent period. We adopted the provisions of ASU 2011-08 during the first quarter of 2012.

ASU 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities

In July 2011, the FASB issued ASU 2011-07. ASU 2011-07 requires healthcare entities that recognize significant amounts of patient service revenues at the time services are rendered, to present the provision for doubtful accounts related to patient service revenues as a deduction from patient service revenues (net of contractual allowances and discounts) on their statement of operations if they do not assess the patient's ability to pay. We evaluated ASU 2011-07 and determined that the requirements of this ASU are not applicable to our Company as the ultimate collection of patient service revenues is generally determinable at the time of service, and therefore, this ASU had no impact on our consolidated financial position, results of operations or cash flows.

ASU 2011-05, Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, which eliminated our ability to present components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted the provisions of ASU 2011-05 during the first quarter of 2012 and retrospectively for all periods presented with the inclusion of a separate, consecutive consolidated statement of comprehensive income. Through March 31, 2012, our only component of other comprehensive income related to changes in the fair value of its interest rate swap derivative instrument. During the second quarter of 2011, we discontinued hedge accounting treatment as a result of our extinguishment of the underlying senior secured credit facility. The adoption of ASU 2011-05 did not impact our financial position, results of operations or cash flows.

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

EBITDA increased to $17.9 million for the three months ended March 31, 2012 from $16.3 million for the three months ended March 31, 2011. This increase is attributable to an increase in operating income, offset by a $625,000 increase in incentive compensation expense over the prior year. Excluding the increase in incentive compensation expense, our EBITDA margin was 15.3% in the 2012 period compared to 15.4% in the 2011 period.
We use EBITDA as a measure of liquidity. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures. We use "Consolidated Adjusted EBITDA" to determine compliance with some of the covenants under the Credit Facility, as well as to determine the interest rate and commitment fee payable under our Credit Facility. When we use the term "Consolidated Adjusted EBITDA", we are referring to EBITDA, as defined above, adjusted for cash payments on our Idaho Falls facility lease, intercompany notes and pro forma acquisition and other non-cash adjustments.

EBITDA and Consolidated Adjusted EBITDA are not measurements of financial performance or liquidity under generally accepted accounting principles. They should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from EBITDA and Consolidated Adjusted EBITDA are significant components in understanding and evaluating financial performance and liquidity. Our calculation of EBITDA is not comparable to the EBITDA measure we have used in certain prior periods but our EBITDA measure is consistent with the measure of EBITDA less income attributable to noncontrolling interests previously reported. Our calculation of EBITDA and Consolidated Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
The following table reconciles EBITDA to net cash provided by operating activities - continuing operations (in thousands):

	Three Months Ended March 31,
	2012	2011
EBITDA	$17,932	$16,277
Depreciation and amortization	(5,337)	(5,007)
Non-cash gains	44	78
Non-cash stock option compensation expense	(1,717)	(334)
Interest expense, net	(14,326)	(11,976)
Provision for income taxes	(1,354)	(1,618)
Net income attributable to noncontrolling interests	10,090	8,165
Income (loss) on discontinued operations, net of taxes	(183)	159
Net income	5,149	5,744
Loss (income) from discontinued operations	183	(159)
Depreciation and amortization	5,337	5,007
Amortization of deferred financing costs	944	501
Non-cash payment-in-kind interest option	2,028	6,984
Non-cash stock option compensation expense	1,717	334
Non-cash gains	(44)	(78)
Deferred income taxes	1,129	1,534
Equity in earnings of unconsolidated affiliates, net of distributions received	(139)	341
Provision for doubtful accounts	2,114	1,517
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(3,531)	(624)
Other assets and liabilities	1,007	710
Net cash provided by operating activities - continuing operations	$15,894	$21,811
Other Data:
Number of surgical facilities included in continuing operations, as of the end of period(1)	52	53

(1)	Includes surgical facilities that we manage but in which we have no ownership.

The following table reconciles Consolidated Adjusted EBITDA to EBITDA and EBITDA to net cash provided by operating activities—continuing operations:

Twelve Months Ended March 31, 2012
(dollars in thousands)
Consolidated Adjusted EBITDA (1)	$76,791
Cash payment on Idaho Falls lease (2)	5,314
Intercompany notes adjustment (3)	(8,788)
Pro forma acquisition and other non-cash adjustments (4)	(4,007)
EBITDA	69,310
Depreciation and amortization	(20,519)
Non-cash losses, net of noncontrolling interests	(9,607)
Non-cash stock option compensation expense	(2,736)
Interest expense, net	(56,679)
Provision for income taxes	(9,108)
Net income attributable to noncontrolling interests	35,368
Loss from discontinued operations, net of taxes	232
Net income	6,262
Income from discontinued operations	(232)
Depreciation and amortization	20,519
Amortization of deferred financing costs and debt issuance discount	3,329
Non-cash payment-in-kind interest option	17,412
Non-cash stock option compensation expense	2,736
Non-cash losses	4,856
Loss on debt extinguishment	4,751
Deferred income taxes	8,566
Equity in earnings of unconsolidated affiliates, net of distributions received	(374)
Provision for doubtful accounts	7,428
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(14,058)
Other assets and liabilities	(1,544)
Net cash provided by operating activities - continuing operations	$59,651

(1) When we use the term Consolidated Adjusted EBITDA, we are referring to EBITDA as reported adjusted for covenant related items per our Credit Facility.

(2) Represents the cash lease payment adjustment for our facility located in Idaho Falls, ID as contemplated by our Credit Facility.

(3) Adjustments related to outstanding balances on intercompany notes issued by our restricted subsidiaries as contemplated by our Credit Facility.

(4) Includes the pro forma effect of acquisitions and other non-cash adjustments as contemplated by our Credit Facility.

Summary

We believe that existing funds, cash flows from operations and available borrowings under our Credit Facility will provide sufficient liquidity for the next 12 to 18 months. Our 2011 debt restructuring extended the maturities of our long-term debt and revised our financial covenants to make them less restrictive. However, our ability to meet our funding needs could be adversely affected if we suffer adverse results from our operations. In addition, based on our expected liquidity and capital resource needs, we may consider various alternatives to improve our capital structure, including reducing debt, extending maturities or relaxing financial covenants. These alternatives may include new equity or debt financings or exchange offers with our existing security holders (including exchanges of debt for debt or equity) and other transactions involving our outstanding securities, given their secondary market trading prices. We cannot assure you, if we pursue any of these transactions, that we will be successful in completing a transaction on attractive terms, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our former senior credit facility.  We do not use derivative instruments for speculative purposes.  Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate.  At March 31, 2012, none of our long-term debt was subject to variable rates of interest. However, future borrowings under our Credit Facility would subject us to LIBOR fluctuations. At March 31, 2012,  the fair value of our total long-term debt, based on quoted market prices as of March 31, 2012, is approximately $548.6 million.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

No.	Description
3.1	Amended Certificate of Incorporation of Symbion, Inc. (a)
3.2	Amended and Restated Bylaws of Symbion, Inc. (a)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (b)
101.SCH	XBRL Taxonomy Extension Schema Document (b)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (b)
101.DEF	XBRL Taxonomy Definition Linkbase Document (b)
101.LAB	XBRL Taxonomy Label Linkbase Document (b)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (b)

(a)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (Registration No. 333-153678)

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

SYMBION, INC.
By:	/s/ TERESA F. SPARKS Teresa F. Sparks Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 14, 2012

EXHIBIT INDEX

No.	Description
3.1	Amended Certificate of Incorporation of Symbion, Inc. (a)
3.2	Amended and Restated Bylaws of Symbion, Inc. (a)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (b)
101.SCH	XBRL Taxonomy Extension Schema Document (b)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (b)
101.DEF	XBRL Taxonomy Definition Linkbase Document (b)
101.LAB	XBRL Taxonomy Label Linkbase Document (b)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (b)

(a)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (Registration No. 333-153678)

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