Form 10-Q
period 2012-06-30
SYMBION INC/TN
filed 2012-08-10
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

As of August 10, 2012, there were 1,000 shares of the registrant’s common stock outstanding.

SYMBION, INC.

FORM 10-Q

Item 1.  Financial Statements
SYMBION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$64,559	$68,441
Accounts receivable, less allowance for doubtful accounts of $11,180 and $10,137, respectively	71,298	66,408
Inventories	14,328	12,575
Prepaid expenses and other current assets	9,652	8,322
Current assets of discontinued operations	2,087	4,113
Total current assets	161,924	159,859
Land	5,713	5,713
Buildings and improvements	102,961	100,342
Furniture and equipment	77,277	68,811
Computers and software	5,276	4,802
	191,227	179,668
Less accumulated depreciation	(59,587)	(50,013)
Property and equipment, net	131,640	129,655
Intangible assets	24,656	25,580
Goodwill	657,523	630,144
Investments in and advances to affiliates	14,867	14,628
Other assets	13,739	15,078
Long-term assets of discontinued operations	2,189	3,150
Total assets	$1,006,538	$978,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,709	$14,581
Accrued payroll and benefits	13,798	9,942
Other accrued expenses	27,738	31,012
Current maturities of long-term debt	16,391	13,582
Current liabilities of discontinued operations	1,285	1,723
Total current liabilities	76,921	70,840
Long-term debt, less current maturities	552,034	544,694
Deferred income tax payable	62,715	61,056
Other liabilities	62,318	60,673
Long-term liabilities of discontinued operations	1,376	2,394

Noncontrolling interests - redeemable	34,381	33,863

Stockholders' equity:
Common stock, 1,000 shares, $0.01 par value, authorized, issued and outstanding at June 30, 2012 and at December 31, 2011	—	—
Additional paid-in-capital	241,263	239,935
Retained deficit	(89,608)	(81,806)
Total Symbion, Inc. stockholders' equity	151,655	158,129
Noncontrolling interests - non-redeemable	65,138	46,445
Total equity	216,793	204,574
Total liabilities and stockholders' equity	$1,006,538	$978,094
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$122,926	$107,835	$244,153	$213,861
Operating expenses:
Salaries and benefits	33,324	30,477	65,990	60,238
Supplies	30,539	26,191	59,994	50,169
Professional and medical fees	8,250	8,462	17,259	16,145
Rent and lease expense	6,253	5,989	12,259	11,675
Other operating expenses	8,197	7,650	16,332	15,343
Cost of revenues	86,563	78,769	171,834	153,570
General and administrative expense	6,285	5,543	14,286	11,412
Depreciation and amortization	5,423	5,040	10,760	10,047
Provision for doubtful accounts	2,687	1,489	4,801	3,006
Income on equity investments	(1,214)	(387)	(1,678)	(656)
(Gain) loss on disposal of investments and long-lived assets, net	(594)	107	(621)	29
Proceeds from litigation settlements	(215)	—	(232)	—
Loss on debt extinguishment	—	4,751	—	4,751
Total operating expenses	98,935	95,312	199,150	182,159
Operating income	23,991	12,523	45,003	31,702
Interest expense, net	(14,346)	(13,431)	(28,672)	(25,407)
Income (loss) before income taxes and discontinued operations	9,645	(908)	16,331	6,295
Provision for income taxes	1,479	1,333	2,833	2,951
Income (loss) from continuing operations	8,166	(2,241)	13,498	3,344
(Loss) income from discontinued operations, net of taxes	(479)	214	(662)	373
Net income (loss)	7,687	(2,027)	12,836	3,717
Less: Net income attributable to noncontrolling interests	(10,548)	(6,646)	(20,638)	(14,809)
Net loss attributable to Symbion, Inc.	$(2,861)	$(8,673)	$(7,802)	$(11,092)

See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Net Income	$12,836	$3,717
Other comprehensive income, net of income taxes:
Recognition of interest rate swap liability to earnings	—	314
Comprehensive income	12,836	4,031
Less: Comprehensive income attributable to noncontrolling interests	(20,638)	(14,809)
Comprehensive loss attributable to Symbion, Inc.	$(7,802)	$(10,778)

See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Symbion, Inc. Common Stock		Additional Paid-in Capital	Retained Deficit	Noncontrolling Interests Non-redeemable	Total
	Shares	Amount
Balance at December 31, 2010	1,000	$—	$240,959	$(55,219)	$42,244	$227,984
Net (loss) income	—	—	—	(11,092)	6,702	(4,390)
Amortized compensation expense related to stock options	—	—	668	—	—	668
Distributions to noncontrolling interests	—	—	—	—	(7,718)	(7,718)
Acquisition and disposal of shares of noncontrolling interests	—	—	(657)	—	(781)	(1,438)
Balance at June 30, 2011	1,000	$—	$240,970	$(66,311)	$40,447	$215,106

Balance at December 31, 2011	1,000	$—	$239,935	$(81,806)	$46,445	$204,574
Net (loss) income	—	—	—	(7,802)	10,634	2,832
Amortized compensation expense related to stock options	—	—	1,767	—	—	1,767
Distributions to noncontrolling interest partners	—	—	—	—	(8,346)	(8,346)
Acquisition and disposal of shares of noncontrolling interests	—	—	(439)	—	16,405	15,966
Balance at June 30, 2012	1,000	$—	$241,263	$(89,608)	$65,138	$216,793

See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$12,836	$3,717
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	662	(373)
Depreciation and amortization	10,760	10,047
Amortization of deferred financing costs and debt issuance discount	1,889	861
Non-cash payment-in-kind interest option	4,057	13,366
Non-cash stock option compensation expense	1,767	668
Non-cash recognition of other comprehensive loss into earnings	—	665
(Gain) loss on disposal of investments and long-lived assets, net	(621)	29
Loss on debt extinguishment	—	4,751
Deferred income taxes	2,550	2,724
Equity in earnings of unconsolidated affiliates, net of distributions received	(854)	401
Provision for doubtful accounts	4,801	3,006
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(2,561)	(2,290)
Other assets and liabilities	(2,187)	1,116
Net cash provided by operating activities - continuing operations	33,099	38,688
Net cash provided by operating activities - discontinued operations	929	1,008
Net cash provided by operating activities	34,028	39,696

Cash flows from investing activities:
Purchases of property and equipment, net	(4,861)	(3,936)
Payments and proceeds from acquisitions and divestitures, net of cash acquired	(18,188)	—
Change in other assets	(51)	101
Net cash used in investing activities - continuing operations	(23,100)	(3,835)
Net cash provided by (used in) investing activities - discontinued operations	1,965	(73)
Net cash used in investing activities	(21,135)	(3,908)

Cash flows from financing activities:
Principal payments on long-term debt	(4,248)	(352,293)
Proceeds from debt issuances	5,750	344,749
Payment of debt issuance costs	—	(10,130)
Distributions to noncontrolling interest partners	(17,402)	(17,180)
Payments for unit activity	(309)	(1,643)
Other financing activities	(25)	57
Net cash used in financing activities - continuing operations	(16,234)	(36,440)
Net cash used in financing activities - discontinued operations	(541)	(271)
Net cash used in financing activities	(16,775)	(36,711)
Net decrease in cash and cash equivalents	(3,882)	(923)
Cash and cash equivalents at beginning of period	68,441	72,485
Cash and cash equivalents at end of period	$64,559	$71,562

See notes to unaudited consolidated financial statements.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)
1. Organization

Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and physician groups, hospitals and hospital systems. As of June 30, 2012, the Company owned and operated 55 surgical facilities, including 48 ambulatory surgery centers ("ASCs") and seven surgical hospitals. The Company also managed nine additional ambulatory surgery centers and one physician clinic in a market in which it operates an ASC and a surgical hospital. The Company owns a majority ownership interest in 34 of the 55 surgical facilities and consolidates 50 surgical facilities for financial reporting purposes. The Company reports two of the 55 surgical facilities as discontinued operations.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate's business. The physician limited partners and physician minority members of the entities that the Company controls are responsible for the supervision and delivery of medical services. The governance rights of limited partners and minority members are restricted to those that protect their financial interests. Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach of the partnership or operating agreement, gross negligence or bankruptcy. These protective rights do not preclude consolidation of the respective partnerships and limited liability companies. The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidation. The variable interest entities are surgical facilities located in the states of Florida and New York. With regard to the New York facility, the Company is the primary beneficiary due to the power to direct the activities of the facility and the level of variability within the management service agreement as well as the obligation and likelihood of absorbing the majority of expected gains and losses. Regarding the Florida facility, the Company has the power to direct the activities of the facility and has fully guaranteed the facility's debt obligations. The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected gains and losses. The accompanying consolidated balance sheets at June 30, 2012 and December 31, 2011 include assets of $13.9 million and $14.2 million, respectively, and liabilities of $4.0 million and $3.9 million, respectively, related to the variable interest entities. All significant intercompany balances and transactions are eliminated in consolidation.

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

ASU 2011-05, Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, which eliminated the Company's ability to present components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU 2011-05 during the first quarter of 2012 and retrospectively for all periods presented with the inclusion of a separate, consecutive consolidated statement of comprehensive income. Through June 30, 2012, the Company's only component of other comprehensive income related to changes in the fair value of its interest rate swap derivative instrument. During the second quarter of 2011, the Company discontinued hedge accounting treatment as a result of the Company's extinguishment of the underlying senior secured credit facility. The adoption of ASU 2011-05 did not impact the Company's financial position, results of operations or cash flows.

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

The carrying amount and fair value of the Company's long term debt obligations as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Senior Secured Notes, net of note issuance discount of $4,343	$336,657	$336,201	$333,710	$310,566
PIK Exchangeable Notes	105,469	101,413	105,469	101,413
Toggle Notes	94,724	94,724	92,830	94,487

The fair value of the Senior Secured Notes and Toggle Notes (as defined in Note 5) was based on a Level 1 computation using quoted prices at June 30, 2012 and December 31, 2011, as applicable. The fair value of the PIK Exchangeable Notes (as defined in Note 5) was based on a Level 3 computation, using a Company-specific discounted cash flow analysis. The Company's long-term debt instruments are discussed further in Note 5.
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
Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Also, the Company has recorded third-party settlements of $9.7 million and $13.9 million as of June 30, 2012 and

December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, $4.8 million and $10.0 million related to the settlements are recorded in other accrued expenses, respectively, and $4.9 million and $3.9 million are recorded in other long-term liabilities, respectively. The Company does not require collateral for private pay patients.

The following table sets forth the revenues by type of payor and approximate percentage of revenues for the Company's consolidated surgical facilities for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Private insurance	$76,133	62%	$71,269	66%	$152,556	62%	$139,858	65%
Government	36,246	29	26,729	25	68,994	28	53,712	25
Self-pay	3,634	3	2,889	3	7,529	3	5,725	3
Other	4,951	4	4,143	4	11,368	5	9,038	4
Total patient services revenues	120,964	98	105,030	98	240,447	98	208,333	97
Physician services revenues	—	—	1,485	1	—	—	2,930	2
Other services revenues	1,962	2	1,320	1	3,706	2	2,598	1
Revenues	$122,926	100%	$107,835	100%	$244,153	100%	$213,861	100%

The Company's policy is to review the standard aging schedule, by surgical facility, to determine the appropriate allowance for doubtful accounts. Patient account balances are reviewed for delinquency based on contractual terms. This review is supported by an analysis of the actual revenues, contractual adjustments and cash collections received. If the Company's internal collection efforts are unsuccessful, the Company manually reviews the patient accounts. An account is written off only after the Company has pursued collection with legal or collection agency assistance or otherwise deemed an account to be uncollectible.

The following table sets forth the Company's activity in the allowance for doubtful accounts for the six months ended June 30, 2012 (in thousands):

Balance at December 31, 2011	$10,137
Expense recognized during the six months ended June 30, 2012	4,801
Accounts written off, net of recoveries	(3,758)
Balance at June 30, 2012	$11,180

Inventories

Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Prepaid and Other Current Assets
A summary of prepaid and other current assets is as follows (in thousands):

	June 30, 2012	December 31, 2011
Prepaid expenses	$5,818	$5,325
Other current assets	3,834	2,997
Total	$9,652	$8,322
Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2011	$630,144
Acquisitions	28,808
Disposals	(1,429)
Balance at June 30, 2012	$657,523

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
Changes in the carrying amount of other intangible assets are as follows (in thousands)

	Management Rights	Non-Compete Assets	Certificates of Need	Total Intangible Assets
Balance at December 31, 2011	$2,236	$5,204	$18,140	$25,580
Acquisitions	—	—	—	—
Amortization	(77)	(847)	—	(924)
Balance at June 30, 2012	$2,159	$4,357	$18,140	$24,656
Other Accrued Expenses

A summary of other accrued expenses is as follows (in thousands):

	June 30, 2012	December 31, 2011
Interest payable	$5,372	$5,384
Current taxes payable	7,137	6,541
Insurance liabilities	1,983	1,803
Third-party settlements	4,766	9,967
Other accrued expenses	8,480	7,317
Total	$27,738	$31,012

Other Liabilities
Other liabilities at June 30, 2012 and December 31, 2011 included an obligation which was assumed in connection with the acquisition of our surgical hospital located in Idaho Falls, Idaho. This obligation is payable to the hospital facility lessor for the land, building and improvements at the facility in Idaho Falls, Idaho. As of both June 30, 2012 and December 31, 2011, the balance on the obligation was $48.5 million. Additionally, included in other liabilities as of June 30, 2012 and December 31, 2011 are third-party settlements of $4.9 million and $3.9 million, respectively.
Noncontrolling Interests — Non-redeemable

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

Noncontrolling Interests — Redeemable

Each of the partnerships and limited liability companies through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement.  In certain circumstances, the partnership and operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physicians’ ownership if certain adverse regulatory events occur, such as it becoming illegal for the physicians to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility.  This redeemable noncontrolling interest is reported outside of stockholders' equity. The following table sets forth the activity of the noncontrolling interests—redeemable as of June 30, 2012 and as of June 30, 2011:

Noncontrolling Interests—Redeemable
Balance at December 31, 2010	$34,213
Net income attributable to noncontrolling interests—redeemable	8,111
Distributions to noncontrolling interest holders	(9,462)
Acquisitions and disposal of shares of noncontrolling interests	728
Balance at June 30, 2011	$33,590

Balance at December 31, 2011	$33,863
Net income attributable to noncontrolling interests—redeemable	10,004
Distributions to noncontrolling interest holders	(9,055)
Acquisitions and disposal of shares of noncontrolling interests	(431)
Balance at June 30, 2012	$34,381

Stock Options

Effective January 23, 2012, the Company amended its 2007 Equity Incentive Plan. The amendment increased the shares authorized for future grant under the plan by 2,400,000 shares. Additionally, the exercise price of certain options originally issued on and after August 31, 2007 was reduced to $3.00 per share, and the expiration date of such options was extended to January 23, 2022. As a result of this stock option plan modification, the Company recorded a non-cash charge of $1.7 million during the first quarter of 2012, of which $1.6 million is recorded in general and administrative expense and $83,000 is recorded in salaries and benefits.

Reclassifications

Certain reclassifications have been made to the comparative period's financial statements to conform to the 2012 presentation. The reclassifications primarily related to the presentation of discontinued operations and noncontrolling interests and had no impact on the Company's financial position or results of operations.

3. Acquisitions and Divestitures

Effective June 20, 2012, the Company acquired a 58.3% ownership interest in a surgical hospital located in Lubbock, Texas. The purchase price of the acquisition was approximately $10.3 million, which was paid in cash. As part of the acquisition, we assumed debt of approximately $1.3 million. The Company consolidates the facility for financial reporting purposes.

Effective June 1, 2012, the Company acquired a 60.0% ownership interest in a surgical facility located in St. Louis, Missouri. The purchase price of the acquisition was approximately $7.6 million, which was paid in cash. As part of the acquisition, we assumed debt of approximately $419,000. The Company consolidates the facility for financial reporting purposes. Both the Lubbock, Texas and St. Louis, Missouri acquisitions were financed with cash from operations.

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

The Lubbock, Texas and St. Louis, Missouri facilities results of operations, subsequent to the acquisition dates, are included in the consolidated results of the Company. Included in the Company's operating results for the three and six months ended June 30, 2012 are net revenues of $2.1 million, net income of $320,000 and net income attributable to Symbion of $207,000.

Following are the results for the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011 as if the acquisitions had occurred on January 1, of the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$137,066	$124,515	$274,550	$247,021
Net (loss) income	8,699	241	15,066	7,786
Net loss attributable to Symbion, Inc	$(2,181)	$(7,226)	$(6,302)	$(8,477)

Effective April 30, 2012, the Company divested its interest in a surgical facility located in Nashville, Tennessee for net proceeds of $1.3 million. This facility was previously accounted for as an equity method investment for financial reporting purposes. The Company recorded a gain on the disposal of approximately $688,000 during the second quarter of 2012.

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

Effective February 29, 2012, the Company divested its interest in a surgical facility located in Fort Worth, Texas for net proceeds of $3.0 million. The Company recorded a gain, net of income attributable to noncontrolling interests, of $78,000 which is included in the loss from discontinued operations. Included in this gain is an allocated disposal of goodwill of $1.3 million.

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

4. Discontinued Operations

From time to time, the Company evaluates its portfolio of surgical facilities to ensure the facilities are performing as expected. During the fourth quarter of 2011 and the first quarter of 2012, the Company committed to plans to divest its interest in three surgical facilities which are consolidated for financial reporting purposes. For the three and six months ended June 30, 2012 and 2011, the results of discontinued operations include operating activity of these three facilities for the period in which we owned such facilities. Effective February 29, 2012, the Company divested its interest in one of these surgical facilities located in Fort Worth, Texas. The Company recorded a gain, net of income attributable to noncontrolling interests, of $78,000 which is included in the loss from discontinued operations. As of June 30, 2012, the Company has two facilities with current operating activities included in discontinued operations.
Revenues, (loss) income from operations, before taxes, income tax provision, loss (gain) on sale, net of taxes, and (loss) income from discontinued operations, net of taxes, for the periods indicated, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$1,402	$3,697	$4,006	$7,004
(Loss) income from operations, before taxes	$(350)	$302	$(1,252)	$480
Income tax provision	$21	$17	$37	$19
Loss (gain) on sale, net of taxes	$108	$71	$(627)	$88
(Loss) income from discontinued operations, net of taxes	$(479)	$214	$(662)	$373

5. Long-Term Debt

The Company's long-term debt is summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Credit Facility	$—	$—
Senior Secured Notes, net of debt issuance discount of $4,343 and $4,799, respectively	336,657	336,201
Toggle Notes	94,724	94,724
PIK Exchangeable Notes	105,469	101,413
Notes Payable and Secured Loans	27,078	21,627
Capital lease obligations	4,497	4,311
	568,425	558,276
Less current maturities	(16,391)	(13,582)
Total	$552,034	$544,694

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

Credit Facility

The Credit Facility provides the ability to borrow under revolving credit loans and swingline loans. Letters of credit may also be issued under the Credit Facility. The Credit Facility matures on December 15, 2015. The Credit Facility is subject to a potential, although uncommitted, increase of up to $25.0 million at the Company's request at any time prior to maturity of the facility, subject to certain conditions, including compliance with a maximum net senior secured leverage ratio and a minimum cash interest coverage ratio. The increase is only available if one or more financial institutions agree to provide it. As of June 30, 2012, $50.0 million was available under the Credit Facility.

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

The Credit Facility contains financial covenants requiring the Company not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change. At June 30, 2012, the Company was in compliance with all material covenants contained in the Credit Facility.

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

The Company may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. Prior to June 15, 2014, in each of 2011, 2012 and 2013, the Company may redeem up to 10% of the original aggregate principal amount of the Senior Secured Notes at a price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest. The Company may also redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with proceeds of certain equity offerings at any time prior to June 15, 2014. At June 30, 2012, the Company had not redeemed any of its Senior Secured Notes.

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
At June 30, 2012, the Company was in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.

Scheduled amortization of the discount recorded in connection with the Senior Secured Notes is as follows (in thousands):

Discount attributable to Senior Secured Notes
July 1, 2012 through December 31, 2012	$471
January 1, 2013 through December 31, 2013	1,006
January 1, 2014 through December 31, 2014	1,092
January 1, 2015 through December 31, 2015	1,186
January 1, 2016 through June 15, 2016	588
Total	$4,343
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
Between August 23, 2008 and August 23, 2011, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes increased by $71.0 million from the issuance of the Toggle Notes to June 30, 2012. Beginning with the February 2012 interest payment, all interest under the Company's Toggle Notes is required to be paid in cash. The Company has accrued $3.7 million in interest on the Toggle Notes in other accrued expenses as of June 30, 2012.
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
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit the Company's ability and the ability of the subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At June 30, 2012, the Company was in compliance with all material covenants contained in the indenture governing the Toggle Notes.

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

The PIK Exchangeable Notes will mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on each June 15 and December 15 of each year, commencing on December 15, 2011. The Company will not pay interest in cash on the PIK Exchangeable Notes. Instead, the Company will pay interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. The Company has accrued $376,000 in interest on the PIK Exchangeable Notes in other accrued expenses as of June 30, 2012. The Company records this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, the Company reclassifies the accrued interest to long-term debt. Due to the required payment-in-kind, the Company increased the principal amount of the PIK Exchangeable Notes by $3.8 million during 2011 and $4.1 million during the six months ended June 30, 2012.

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

The Company recorded the PIK Exchangeable Notes in accordance with ASC Topic 470, Debt. In the exchange, the new PIK Exchangeable Notes were recorded at fair value. At June 30, 2012, the Company was in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.

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

Capital Lease Obligations

The Company is liable to various vendors for several equipment leases. The carrying value of the leased assets was $5.7 million and $5.2 million as of June 30, 2012 and December 31, 2011, respectively.

6. Commitments and Contingencies

Debt and Lease Guaranty on Non-consolidated Entities

The Company has guaranteed $1.5 million of operating lease payments of certain non-consolidating surgical facilities. These operating leases typically have 10-year terms, with optional renewal periods. As of June 30, 2012, the Company has also guaranteed $493,000 of debt of two non-consolidating surgical facilities. In the event that the Company meets certain financial and debt service benchmarks, the guarantees at these surgical facilities will expire between 2012 and 2017.

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

7. Related Party Transactions
On August 23, 2007, the Company entered into a 10-year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, as of June 30, 2012, had an asset of $173,000 that is included in prepaid expenses and other current assets.

Concurrent with the Offering, the Company exchanged with affiliates of Crestview, affiliates of The Northwestern Mutual Insurance Company and certain other holders of the Company's outstanding Toggle Notes, Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest of $3.1 million, for $88.5 million initial aggregate principal amount of the Company's PIK Exchangeable Notes. Effective September 9, 2011, the Company cancelled $9.0 million aggregate principal amount of its Senior Secured Notes held by affiliates of The Northwestern Mutual Insurance Company, plus accrued and unpaid interest, in exchange for the Company's issuance to such parties of $9.2 million aggregate principal amount of its PIK Exchangeable Notes. The Company currently has $105.5 million aggregate principal amount of PIK Exchangeable Notes outstanding. As of June 30, 2012, the Company has accrued $376,000 in interest on the PIK Exchangeable Notes in other accrued expenses. See Note 5 for further discussion of the PIK Exchangeable Notes.

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

SYMBION, INC.
CONSOLIDATING BALANCE SHEET
June 30, 2012
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,964	$16,653	$42,942	$—	$64,559
Accounts receivable, net	—	—	71,298	—	71,298
Inventories	—	204	14,124	—	14,328
Prepaid expenses and other current assets	863	13	8,776	—	9,652
Due from related parties	2,303	42,411	—	(44,714)	—
Current assets of discontinued operations	—	—	2,087	—	2,087
Total current assets	8,130	59,281	139,227	(44,714)	161,924
Property and equipment, net	466	2,114	129,060	—	131,640
Goodwill and intangible assets	659,682	—	22,497	—	682,179
Investments in and advances to affiliates	84,929	23,143	—	(93,205)	14,867
Other assets	11,504	—	2,235	—	13,739
Long-term assets of discontinued operations	—	—	2,189	—	2,189
Total assets	$764,711	$84,538	$295,208	$(137,919)	$1,006,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9	$5	$17,695	$—	$17,709
Accrued payroll and benefits	2,359	50	11,389	—	13,798
Due to related parties	—	—	44,714	(44,714)	—
Other accrued expenses	12,493	85	15,160	—	27,738
Current maturities of long-term debt	29	15	16,347	—	16,391
Current liabilities of discontinued operations	—	—	1,285	—	1,285
Total current liabilities	14,890	155	106,590	(44,714)	76,921
Long-term debt, less current maturities	535,095	—	16,939	—	552,034
Deferred income tax payable	62,715	—	—	—	62,715
Other liabilities	356	(546)	62,508	—	62,318
Long-term liabilities of discontinued operations	—	—	1,376	—	1,376
Noncontrolling interests - redeemable	—	—	34,381	—	34,381
Total Symbion, Inc. stockholders' equity	151,655	84,929	8,276	(93,205)	151,655
Noncontrolling interests - non-redeemable	—	—	65,138	—	65,138
Total equity	151,655	84,929	73,414	(93,205)	216,793
Total liabilities and stockholders' equity	$764,711	$84,538	$295,208	$(137,919)	$1,006,538

SYMBION, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2011

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,509	$27,617	$35,315	$—	$68,441
Accounts receivable, net	—	—	66,408	—	66,408
Inventories	—	—	12,575	—	12,575
Prepaid expenses and other current assets	1,159	227	6,936	—	8,322
Due from related parties	2,163	45,288	—	(47,451)	—
Current assets of discontinued operations	—	—	4,113	—	4,113
Total current assets	8,831	73,132	125,347	(47,451)	159,859
Property and equipment, net	502	2,108	127,045	—	129,655
Goodwill and intangible assets	632,381	—	23,343	—	655,724
Investments in and advances to affiliates	108,898	34,258	—	(128,528)	14,628
Other assets	12,878	—	2,200	—	15,078
Long-term assets of discontinued operations	—	—	3,150	—	3,150
Total assets	$763,490	$109,498	$281,085	$(175,979)	$978,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5	$8	$14,568	$—	$14,581
Accrued payroll and benefits	763	233	8,946	—	9,942
Due to related parties	—	—	47,451	(47,451)	—
Other accrued expenses	11,911	15	19,086	—	31,012
Current maturities of long-term debt	57	—	13,525	—	13,582
Current liabilities of discontinued operations	—	—	1,723	—	1,723
Total current liabilities	12,736	256	105,299	(47,451)	70,840
Long-term debt, less current maturities	532,337	—	12,357	—	544,694
Deferred income tax payable	61,056	—	—	—	61,056
Other liabilities	(768)	344	61,097	—	60,673
Long-term liabilities of discontinued operations	—	—	2,394	—	2,394
Noncontrolling interest - redeemable	—	—	33,863	—	33,863
Total Symbion, Inc. stockholders’ equity	158,129	108,898	19,630	(128,528)	158,129
Noncontrolling interests - nonredeemable	—	—	46,445	—	46,445
Total equity	158,129	108,898	66,075	(128,528)	204,574
Total liabilities and stockholders’ equity	$763,490	$109,498	$281,085	$(175,979)	$978,094

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2012
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$9,100	$428	$117,280	$(3,882)	$122,926
Operating expenses:
Salaries and benefits	—	344	32,980	—	33,324
Supplies	—	7	30,532	—	30,539
Professional and medical fees	—	14	8,236	—	8,250
Rent and lease expense	—	34	6,219	—	6,253
Other operating expenses	—	17	8,180	—	8,197
Cost of revenues	—	416	86,147	—	86,563
General and administrative expense	6,285	—	—	—	6,285
Depreciation and amortization	98	22	5,303	—	5,423
Provision for doubtful accounts	—	—	2,687	—	2,687
Income on equity investments	—	(1,214)	—	—	(1,214)
Gains on disposal of investments and long-lived assets, net	—	(594)	—	—	(594)
Proceeds from litigation settlements	(45)	—	(170)	—	(215)
Management fees	—	—	3,882	(3,882)	—
Equity in earnings of affiliates	(9,202)	(7,404)	—	16,606	—
Total operating expenses	(2,864)	(8,774)	97,849	12,724	98,935
Operating income	11,964	9,202	19,431	(16,606)	23,991
Interest expense, net	(13,398)	—	(948)	—	(14,346)
(Loss) income before taxes and discontinued operations	(1,434)	9,202	18,483	(16,606)	9,645
Provision for income taxes	1,427	—	52	—	1,479
(Loss) income from continuing operations	(2,861)	9,202	18,431	(16,606)	8,166
Loss from discontinued operations, net of taxes	—	—	(479)	—	(479)
Net (loss) income	(2,861)	9,202	17,952	(16,606)	7,687
Net income attributable to noncontrolling interests	—	—	(10,548)	—	(10,548)
Net (loss) income attributable to Symbion, Inc.	$(2,861)	$9,202	$7,404	$(16,606)	$(2,861)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2012
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$18,175	$853	$232,944	$(7,819)	$244,153
Operating expenses:
Salaries and benefits	—	654	65,336	—	65,990
Supplies	—	15	59,979	—	59,994
Professional and medical fees	—	30	17,229	—	17,259
Rent and lease expense	—	63	12,196	—	12,259
Other operating expenses	—	34	16,298	—	16,332
Cost of revenues	—	796	171,038	—	171,834
General and administrative expense	14,286	—	—	—	14,286
Depreciation and amortization	196	43	10,521	—	10,760
Provision for doubtful accounts	—	—	4,801	—	4,801
Income on equity investments	—	(1,678)	—	—	(1,678)
Gains on disposal of investments and long-lived assets, net	(504)	(117)	—	—	(621)
Proceeds from litigation settlements	(45)	—	(187)	—	(232)
Management fees	—	—	7,819	(7,819)	—
Equity in earnings of affiliates	(16,815)	(15,006)	—	31,821	—
Total operating expenses	(2,882)	(15,962)	193,992	24,002	199,150
Operating income	21,057	16,815	38,952	(31,821)	45,003
Interest expense, net	(26,149)	—	(2,523)	—	(28,672)
(Loss) income before taxes and discontinued operations	(5,092)	16,815	36,429	(31,821)	16,331
Provision for income taxes	2,710	—	123	—	2,833
(Loss) income from continuing operations	(7,802)	16,815	36,306	(31,821)	13,498
Loss from discontinued operations, net of taxes	—	—	(662)	—	(662)
Net (loss) income	(7,802)	16,815	35,644	(31,821)	12,836
Net income attributable to noncontrolling interests	—	—	(20,638)	—	(20,638)
Net (loss) income attributable to Symbion, Inc.	$(7,802)	$16,815	$15,006	$(31,821)	$(7,802)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$8,397	$2,430	$100,817	$(3,809)	$107,835
Operating expenses:
Salaries and benefits	—	1,149	29,328	—	30,477
Supplies	—	245	25,946	—	26,191
Professional and medical fees	—	229	8,233	—	8,462
Rent and lease expense	—	182	5,807	—	5,989
Other operating expenses	—	100	7,550	—	7,650
Cost of revenues	—	1,905	76,864	—	78,769
General and administrative expense	5,543	—	—	—	5,543
Depreciation and amortization	171	66	4,803	—	5,040
Provision for doubtful accounts	—	34	1,455	—	1,489
Income on equity investments	—	(387)	—	—	(387)
(Gain) loss on disposal of investments and long-lived assets, net	4,858	—	—	—	4,858
Management fees	—	—	3,809	(3,809)	—
Equity in earnings of affiliates	(6,217)	(5,405)	—	11,622	—
Total operating expenses	4,355	(3,787)	86,931	7,813	95,312
Operating income (loss)	4,042	6,217	13,886	(11,622)	12,523
Interest expense, net	(11,810)	—	(1,621)	—	(13,431)
(Loss) income before taxes and discontinued operations	(7,768)	6,217	12,265	(11,622)	(908)
Provision (benefit) for income taxes	905	—	428	—	1,333
(Loss) income from continuing operations	(8,673)	6,217	11,837	(11,622)	(2,241)
Income from discontinued operations, net of taxes	—	—	214	—	214
Net (loss) income	(8,673)	6,217	12,051	(11,622)	(2,027)
Net income attributable to noncontrolling interests	—	—	(6,646)	—	(6,646)
Net (loss) income attributable to Symbion, Inc.	$(8,673)	$6,217	$5,405	$(11,622)	$(8,673)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$16,748	$4,788	$199,922	$(7,597)	$213,861
Operating expenses:
Salaries and benefits	—	2,264	57,974	—	60,238
Supplies	—	449	49,720	—	50,169
Professional and medical fees	—	460	15,685	—	16,145
Rent and lease expense	—	378	11,297	—	11,675
Other operating expenses	—	196	15,147	—	15,343
Cost of revenues	—	3,747	149,823	—	153,570
General and administrative expense	11,412	—	—	—	11,412
Depreciation and amortization	343	127	9,577	—	10,047
Provision for doubtful accounts	—	70	2,936	—	3,006
Income on equity investments	—	(656)	—	—	(656)
(Gain) loss on disposal of long-lived assets, net	4,780	—	—	—	4,780
Management fees	—	—	7,597	(7,597)	—
Equity in earnings of affiliates	(13,640)	(12,140)	—	25,780	—
Total operating expenses	2,895	(8,852)	169,933	18,183	182,159
Operating income (loss)	13,853	13,640	29,989	(25,780)	31,702
Interest expense, net	(22,400)	—	(3,007)	—	(25,407)
(Loss) income before taxes and discontinued operations	(8,547)	13,640	26,982	(25,780)	6,295
Provision (benefit) for income taxes	2,545	—	406	—	2,951
(Loss) income from continuing operations	(11,092)	13,640	26,576	(25,780)	3,344
Income from discontinued operations, net of taxes	—	—	373	—	373
Net (loss) income	(11,092)	13,640	26,949	(25,780)	3,717
Net income attributable to noncontrolling interests	—	—	(14,809)	—	(14,809)
Net (loss) income attributable to Symbion, Inc.	$(11,092)	$13,640	$12,140	$(25,780)	$(11,092)

SYMBION, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2012
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Net Income	$(7,802)	$16,815	$35,644	$(31,821)	$12,836
Other comprehensive income, net of income taxes:
Recognition of interest rate swap liability to earnings	—	—	—	—	—
Comprehensive income	(7,802)	16,815	35,644	(31,821)	12,836
Less: Comprehensive income attributable to noncontrolling interests	—	—	(20,638)	—	(20,638)
Comprehensive loss attributable to Symbion, Inc.	$(7,802)	$16,815	$15,006	$(31,821)	$(7,802)

SYMBION, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Net Income	$(11,092)	$13,640	$26,949	$(25,780)	$3,717
Other comprehensive income, net of income taxes:
Recognition of interest rate swap liability to earnings	314	—	—	—	314
Comprehensive income	(10,778)	13,640	26,949	(25,780)	4,031
Less: Comprehensive income attributable to noncontrolling interests	—	—	(14,809)	—	(14,809)
Comprehensive loss attributable to Symbion, Inc.	$(10,778)	$13,640	$12,140	$(25,780)	$(10,778)

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2012
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(7,802)	$16,815	$35,644	$(31,821)	$12,836
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	662	—	662
Depreciation and amortization	196	43	10,521	—	10,760
Amortization of deferred financing costs and debt issuance discount	1,889	—	—	—	1,889
Non-cash payment-in-kind interest option	4,057	—	—	—	4,057
Non-cash stock option compensation expense	1,767	—	—	—	1,767
Non-cash gains on disposal of investments and long-lived assets, net	(504)	(117)	—	—	(621)
Deferred income taxes	2,550	—	—	—	2,550
Equity in earnings of affiliates	(16,815)	(15,006)	—	31,821	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—	(854)	—	—	(854)
Provision for doubtful accounts	—	—	4,801	—	4,801
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(2,561)	—	(2,561)
Other assets and liabilities	14,587	6,343	(23,117)	—	(2,187)
Net cash (used in) provided by operating activities - continuing operations	(75)	7,224	25,950	—	33,099
Net cash provided by operating activities - discontinued operations	—	—	929	—	929
Net cash (used in) provided by operating activities	(75)	7,224	26,879	—	34,028
Cash flows from investing activities:
Purchases of property and equipment, net	(161)	—	(4,700)	—	(4,861)
Payments and proceeds from acquisitions and divestitures, net of cash acquired	—	(18,188)	—	—	(18,188)
Change in other assets	—	—	(51)	—	(51)
Net cash used in investing activities - continuing operations	(161)	(18,188)	(4,751)	—	(23,100)
Net cash provided by investing activities - discontinued operations	—	—	1,965	—	1,965
Net cash used in investing activities	(161)	(18,188)	(2,786)	—	(21,135)
Cash flows from financing activities:
Principal payments on long-term debt	—	—	(4,248)	—	(4,248)
Proceeds from debt issuances	—	—	5,750	—	5,750
Distributions to noncontrolling interest partners	—	—	(17,402)	—	(17,402)
Payments for unit activities	(309)	—	—	—	(309)
Other financing activities	—	—	(25)	—	(25)
Net cash used in financing activities - continuing operations	(309)	—	(15,925)	—	(16,234)
Net cash used in financing activities - discontinued operations	—	—	(541)	—	(541)
Net cash used in financing activities	(309)	—	(16,466)	—	(16,775)
Net (decrease) increase in cash and cash equivalents	(545)	(10,964)	7,627	—	(3,882)
Cash and cash equivalents at beginning of period	5,509	27,617	35,315	—	68,441
Cash and cash equivalents at end of period	$4,964	$16,653	$42,942	$—	$64,559

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(11,092)	$13,640	$26,949	$(25,780)	$3,717
Adjustments to reconcile net (loss) income to net cash from operating activities:
Income from discontinued operations	—	—	(373)	—	(373)
Depreciation and amortization	343	127	9,577	—	10,047
Amortization of deferred financing costs	861	—	—	—	861
Non-cash payment-in-kind interest option	13,366	—	—	—	13,366
Non-cash stock option compensation expense	668	—	—	—	668
Non-cash recognition of other comprehensive income into earnings	665	—	—	—	665
Non-cash losses on disposal of investments and long-lived assets, net	29	—	—	—	29
Loss on debt extinguishment	4,751	—	—	—	4,751
Deferred income taxes	2,724	—	—	—	2,724
Equity in earnings of affiliates	(13,640)	(12,140)	—	25,780	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—	401	—	—	401
Provision for doubtful accounts	—	70	2,936	—	3,006
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(2,290)	—	(2,290)
Other assets and liabilities	20,013	(9,613)	(9,284)	—	1,116
Net cash provided by (used in) operating activities - continuing operations	18,688	(7,515)	27,515	—	38,688
Net cash provided by operating activities - discontinued operations	—	—	1,008	—	1,008
Net cash provided by (used in) operating activities	18,688	(7,515)	28,523	—	39,696
Cash flows from investing activities:
Purchases of property and equipment, net	(54)	—	(3,882)	—	(3,936)
Change in other assets	—	—	101	—	101
Net cash used in investing activities - continuing operations	(54)	—	(3,781)	—	(3,835)
Net cash used in investing activities - discontinued operations	—	—	(73)	—	(73)
Net cash used in investing activities	(54)	—	(3,854)	—	(3,908)
Cash flows from financing activities:
Principal payments on long-term debt	(351,845)	—	(448)	—	(352,293)
Proceeds from debt issuances	344,750	—	(1)	—	344,749
Distributions to noncontrolling interest partners	—	—	(17,180)	—	(17,180)
Payment for debt issuance costs	(10,130)	—	—	—	(10,130)
Payments for unit activities	(1,643)	—	—	—	(1,643)
Other financing activities	—	—	57	—	57
Net cash used in financing activities - continuing operations	(18,868)	—	(17,572)	—	(36,440)
Net cash used in financing activities - discontinued operations	—	—	(271)	—	(271)
Net cash used in financing activities	(18,868)	—	(17,843)	—	(36,711)
Net (decrease) increase in cash and cash equivalents	(234)	(7,515)	6,826	—	(923)
Cash and cash equivalents at beginning of period	14,849	27,700	29,936	—	72,485
Cash and cash equivalents at end of period	$14,615	$20,185	$36,762	$—	$71,562

9. Subsequent Events

Effective July 1, 2012, the Company divested its interest in a surgical facility located in Austin, Texas for net proceeds of $5.3 million. This facility was consolidated for financial reporting purposes. The Company expects to record a gain on the disposal of approximately $1.1 million during the third quarter of 2012. The operating results of this facility are included in discontinued operations.

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

Executive Overview

We own and operate a national network of short stay surgical facilities in 28 states, in joint ownership with physicians and physician groups, hospitals and hospital systems. We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure.  We believe this approach aligns our interests with those of our partners. Our surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology.  Some of our hospitals also provide acute care services such as diagnostic imaging, pharmacy, laboratory, obstetrics, physical therapy and wound care.

As of August 10, 2012, we owned and operated 54 surgical facilities, including 47 ASCs and seven surgical hospitals.  We also managed nine additional ASCs.  We owned a majority interest in 34 of the 54 surgical facilities and consolidated 49 facilities for financial reporting purposes.   We are reporting one of the 54 facilities as discontinued operations. In addition to our surgical facilities, we also manage one physician clinic in a market in which we operate an ASC and a surgical hospital.

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

We continue to focus on improving the performance of our same store facilities and acquiring facilities on a selective basis that we believe have favorable growth potential. Effective June 20, 2012, we acquired a 58.3% ownership interest in a surgical hospital located in Lubbock, Texas for approximately $10.3 million. Effective June 1, 2012, we acquired a 60.0% ownership interest in a surgical facility located in St. Louis, Missouri for approximately $7.6 million. We consolidate both the Lubbock, Texas surgical hospital and the St. Louis surgical facility for financial reporting purposes.

Revenues

Our revenues consist of patient service revenues, physician service revenues and other service revenues.  Our patient service revenues relate to fees charged for surgical or diagnostic procedures and other services performed at surgical facilities that we consolidate for financial reporting purposes.  Physician service revenues are revenues from the physician network we divested as of September 30, 2011 and consist of reimbursed expenses, plus participation in the excess of revenues over expenses of the physician network, as provided for in our former service agreement with the physician network.  Other service revenues consist of management and administrative service fees derived from the non-consolidated facilities that we account for under the equity method, management of surgical facilities in which we do not own an interest, and management services we provide to physician clinics for which we are not required to provide capital or additional assets.

The following tables summarize our revenues by service type as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Patient service revenues	98%	98%	98%	97%
Physician service revenues	—	1	—	2
Other service revenues	2	1	2	1
Total	100%	100%	100%	100%

Payor Mix

The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Private insurance	63%	68%	63%	67%
Government	30	25	29	26
Self-pay	3	3	3	3
Other	4	4	5	4
Total	100%	100%	100%	100%

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

The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Ear, nose and throat	5.9%	6.5%	5.9%	6.3%
Gastrointestinal	30.2	30.4	29.9	30.5
General surgery	3.3	3.7	3.4	3.7
Obstetrics/gynecology	2.9	2.8	2.9	2.8
Ophthalmology	16.4	16.0	16.2	15.7
Orthopedic	16.5	16.7	17.0	17.2
Pain management	14.1	14.0	14.0	13.9
Plastic surgery	2.7	2.8	2.7	2.8
Other	8.0	7.1	8.0	7.1
Total	100%	100%	100%	100%

Case Growth

Same Store Information

We define same store facilities as those facilities that were operating throughout both the three or six months ended June 30, 2012 and 2011. The following same store facility table includes information about both consolidated surgical facilities included in continuing operations whose revenue is included in our revenue and non-consolidated surgical facilities whose revenue is not reported in our revenue, as we account for these surgical facilities using the equity method.  This same store facilities table is presented to allow comparability to other companies in our industry for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cases	62,373	61,701	124,030	122,132
Case growth	1.1%	N/A	1.6%	N/A
Net patient service revenue per case	$2,118	$1,890	$2,117	$1,901
Net patient service revenue per case growth	12.0%	N/A	11.4%	N/A
Number of same store surgical facilities	49	N/A	49	N/A

Consolidated Information

The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated. Accordingly, the table includes surgical facilities that we have acquired, developed or disposed of since January 1, 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cases	58,971	57,277	117,428	113,469
Case growth	3.0%	N/A	3.5%	N/A
Net patient service revenue per case	$2,051	$1,834	$2,048	$1,836
Net patient service revenue per case growth	11.9%	N/A	11.5%	N/A
Number of consolidated surgical facilities	47	N/A	47	N/A

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

Medicare Reimbursement-Ambulatory Surgery Centers

Payments under the Medicare program to ASCs are made under a system whereby the Secretary of the Department of Health and

Human Services (the “Secretary”) determines payment amounts prospectively for various categories of medical services performed in ASCs. Beginning in 2008, CMS transitioned Medicare payments to ASCs to a system based upon the hospital outpatient prospective payment system ("OPPS"). On July 6, 2012, CMS issued a proposed rule to update the Medicare program's payment policies and rates for ASCs for CY 2013, which provides for a 1.3% increase to the ASC payment rate.

Medicare Reimbursement-Hospital Outpatient Services

Most outpatient services provided by hospitals are reimbursed by Medicare under the OPPS, whereby hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). CMS establishes a payment rate for each APC by multiplying the scaled relative weight for the APC by a conversion factor. The payment rate is further adjusted to reflect geographic wage differences. On July 6, 2012, CMS issued the final OPPS rates for CY 2012. Under the final rule, the market basket update for CY 2012 for hospitals under the OPPS is a 2.1% increase. Hospitals that submit quality data in accordance with the Hospital Outpatient Quality Data Reporting Program will receive the full 2.1% market basket update, while those that do not submit quality data will receive only a 0.1% increase in reimbursement.

Healthcare Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) has been subject to a number of challenges to its constitutionality; however, on June 28, 2012, the United States Supreme Court upheld most of the Affordable Care Act, including the “individual mandate” provision, which generally requires all individuals to purchase healthcare insurance or pay a penalty. The only provision of the Affordable Care Act that the Court struck down as unconstitutional was the provision that would have allowed the federal government to revoke all federal Medicaid funding to any state that did not expand its Medicaid program. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs, which would result in the Affordable Care Act not providing coverage to some low-income persons in those states. In addition, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the impact the Affordable Care Act will have on our operations given the delay in implementing regulations and possible amendment or repeal of elements of the Affordable Care Act. However, depending on how the Affordable Care Act is ultimately interpreted, amended and implemented, it could have an adverse effect on our business, financial condition and results of operations.

Recovery Audit Contractors

Several years ago, CMS implemented a Recovery Audit Contractor (“RAC”) program. RACs are private contractors contracting with CMS to identify overpayments and underpayments for services through post-payment reviews of claims submitted by Medicare and Medicaid providers. Our facilities continue to receive letters from RAC auditors requesting repayment of alleged overpayments for services and incur expenses associated with responding to and appealing these RAC requests, as well as the costs of repaying any overpayments. Although the repayments requested to date as a result of RAC audits have not been material to the Company, we are unable to quantify the financial impact of the RAC audits on our facilities given the pending appeals and uncertainty about the extent of future RAC audits.

Operating Margins

Our operating income margin for the three months ended June 30, 2012, increased to 19.5% from 11.6% for the three months ended June 30, 2011. During the 2012 period, we recorded an additional $948,000 of incentive compensation compared to the 2011 period. Excluding the additional incentive compensation, as well as the loss on debt extinguishment recorded in the 2011 period, our operating income margin increased to 20.3% for the three months ended June 30, 2012 from 16.1% for the three months ended June 30, 2011. This increase is attributable to a combination of overall case growth and an increase in net patient revenue per case due to an increase in higher acuity cases and ancillary services performed at our surgical hospitals.

Acquisitions

Effective June 20, 2012, we acquired a 58.3% ownership interest in a surgical hospital located in Lubbock, Texas. The purchase price of the acquisition was approximately $10.3 million, which was paid in cash. As part of the acquisition, we assumed debt of approximately $1.3 million. We consolidate the facility for financial reporting purposes.

Effective June 1, 2012, we acquired a 60.0% ownership interest in a surgical facility located in St. Louis, Missouri. The purchase price of the acquisition was approximately $7.6 million, which was paid in cash. As part of the acquisition, we assumed debt of approximately $419,000. We consolidate the facility for financial reporting purposes.

Effective April 1, 2012, we entered into a management agreement with a surgical facility located in Jackson, Tennessee. The management agreement has a term of fifteen years, with two optional five-year renewal terms. We also received an option to purchase up to a 20% ownership interest in the facility. The option is exercisable after April 1, 2013 and is effective for a six-month period.

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

Discontinued Operations and Divestitures

From time to time, we evaluate our portfolio of surgical facilities to ensure the facilities are performing as expected. During the fourth quarter of 2011 and the first quarter of 2012, we committed to plans to divest our interests in three surgical facilities which are consolidated for financial reporting purposes. For the three and six months ended June 30, 2012 and 2011, the results of discontinued operations include operating activity of these three facilities for the period in which we owned such facilities.
Effective February 29, 2012, we divested our interest in one of these surgical facilities located in Fort Worth, Texas that we classified as discontinued operations. We recorded a gain on the disposal, net of noncontrolling interest expense, of $78,000 which is included in the loss from discontinued operations. As of June 30, 2012, we have two facilities with current operating activities included in discontinued operations.
Revenues, (loss) income from operations, before taxes, income tax provision, loss (gain) on sale, net of taxes, and (loss) income from discontinued operations, net of taxes, for the periods indicated, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$1,402	$3,697	$4,006	$7,004
(Loss) income from operations, before taxes	$(350)	$302	$(1,252)	$480
Income tax provision	$21	$17	$37	$19
Loss (gain) on sale, net of taxes	$108	$71	$(627)	$88
(Loss) income from discontinued operations, net of taxes	$(479)	$214	$(662)	$373

Effective April 30, 2012, we divested our interest in a surgical facility located in Nashville, Tennessee for net proceeds of $1.3 million. This facility was previously accounted for as an equity method investment for financial reporting purposes. We recorded a gain on the disposal of approximately $688,000 during the second quarter of 2012.

Results of Operations

The following table summarizes certain statements of operations items for each of the three and six months ended June 30, 2012 and 2011. The table also shows the percentage relationship to revenues for the periods indicated:

	Three Months Ended June 30,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	122,926	100%	$107,835	100%
Cost of revenues	86,563	70.4	78,769	73.0
General and administrative expense	6,285	5.1	5,543	5.1
Depreciation and amortization	5,423	4.4	5,040	4.7
Provision for doubtful accounts	2,687	2.2	1,489	1.4
Income on equity investments	(1,214)	(1.0)	(387)	(0.4)
(Gain) loss on disposal of investments and long-lived assets, net	(594)	(0.5)	107	0.1
Proceeds from litigation settlements	(215)	(0.1)	—	—
Loss on debt extinguishment	—	—	4,751	4.5
Total operating expenses	98,935	80.5	95,312	88.4
Operating income	23,991	19.5	12,523	11.6
Interest expense, net	(14,346)	(11.7)	(13,431)	(12.5)
Income (loss) before income taxes and discontinued operations	9,645	7.8	(908)	(0.9)
Provision for income taxes	1,479	1.2	1,333	1.2
Income (loss) from continuing operations	8,166	6.6	(2,241)	(2.1)
(Loss) gain on discontinued operations, net of taxes	(479)	(0.4)	214	0.2
Net income (loss)	7,687	6.2	(2,027)	(1.9)
Less: Net income attributable to noncontrolling interests	(10,548)	(8.5)	(6,646)	(6.1)
Net loss attributable to Symbion, Inc.	$(2,861)	(2.3)%	$(8,673)	(8.0)%

	Six Months Ended June 30,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	244,153	100%	$213,861	100%
Cost of revenues	171,834	70.4	153,570	71.8
General and administrative expense	14,286	5.9	11,412	5.3
Depreciation and amortization	10,760	4.4	10,047	4.7
Provision for doubtful accounts	4,801	2.0	3,006	1.4
Income on equity investments	(1,678)	(0.7)	(656)	(0.3)
(Gain) loss on disposal of investments and long-lived assets, net	(621)	(0.3)	29	0.1
Proceeds from litigation settlements	(232)	(0.1)	—	—
Loss on debt extinguishment	—	—	4,751	2.2
Total operating expenses	199,150	81.6	182,159	85.2
Operating income	45,003	18.4	31,702	14.8
Interest expense, net	(28,672)	(11.7)	(25,407)	(11.9)
Income before income taxes and discontinued operations	16,331	6.7	6,295	2.9
Provision for income taxes	2,833	1.2	2,951	1.4
Income from continuing operations	13,498	5.5	3,344	1.5
(Loss) gain on discontinued operations, net of taxes	(662)	(0.2)	373	0.2
Net income	12,836	5.3	3,717	1.7
Less: Net income attributable to noncontrolling interests	(20,638)	(8.5)	(14,809)	(6.9)
Net loss attributable to Symbion, Inc.	$(7,802)	(3.2)%	$(11,092)	(5.2)%

Three Months Ended June 30, 2012 Compared To Three Months Ended June 30, 2011

Overview. During the three months ended June 30, 2012, our revenues increased 14.0% to $122.9 million from $107.8 million for the three months ended June 30, 2011. We incurred a net loss attributable to Symbion, Inc. for the 2012 period of $2.9 million, compared to a loss of $8.7 million for the 2011 period. Our financial results for the three months ended June 30, 2012, compared to the three months ended June 30, 2011 reflect the net addition of two surgical facilities which we consolidate for financial reporting purposes.

Revenues. Revenues for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 were as follows (in thousands):

	2012	2011	Dollar Variance	Percent Variance
Patient service revenues	$120,964	$105,030	$15,934	15.2%
Physician service revenues	—	1,485	(1,485)	(100.0)
Other service revenues	1,962	1,320	642	48.6
Revenues	$122,926	$107,835	$15,091	14.0%

Patient service revenues increased 15.2% to $121.0 million for the three months ended June 30, 2012 compared to $105.0 million for the three months ended June 30, 2011. This increase is primarily attributable to case growth of 3.0% and an increase in net patient service revenue per case of 11.9% due to an increase in higher acuity cases and ancillary services performed at our surgical hospitals. This increase in case growth is attributable to growth at our existing surgical facilities, as well as surgical facilities acquired since July 1, 2011.
Cost of Revenues. Cost of revenues for the three months ended June 30, 2012 was $86.6 million compared to $78.8 million for the three months ended June 30, 2011. This increase is attributable to overall case growth and an increase in higher acuity cases and ancillary services performed at our surgical hospitals, as well as surgical facilities acquired since July 1, 2011. As a percentage of revenues, cost of revenues decreased to 70.4% for the 2012 period compared to 73.0% for the 2011 period.

General and Administrative Expense. General and administrative expense increased to $6.3 million for the three months ended June 30, 2012 compared to $5.5 million for the three months ended June 30, 2011. Included in the expense for the 2012 period is an $948,000 increase in incentive compensation expense. As a percentage of revenues, excluding the incentive compensation expense, our general and administrative expense decreased to 4.3% for the 2012 period compared to 5.1% for the 2011 period. This decrease is primarily attributable to our leveraging of corporate overhead costs while continuing to increase revenue at our existing facilities and through recent acquisitions.

Depreciation and Amortization. Depreciation and amortization expense increased to $5.4 million for the three months ended June 30, 2012 compared to $5.0 million for the three months ended June 30, 2011. As a percentage of revenues, depreciation and amortization expense decreased to 4.4% for the 2012 period compared to 4.7% for the 2011 period.

Provision for Doubtful Accounts. The provision for doubtful accounts increased to $2.7 million for the 2012 period compared to $1.5 million for the 2011 period. As a percentage of revenues, the provision for doubtful accounts increased to 2.2% for the 2012 period from 1.4% for the 2011 period.

Gains on disposal of investments and long-lived assets, net. During the second quarter of 2012, we disposed of our ownership interest in a surgical facility located in Nashville, Tennessee. We recorded a gain on the disposal of $688,000. This facility was recorded as an equity method investment for financial reporting purposes.

Operating Income. Our operating income increased to $24.0 million for the three months ended June 30, 2012 compared to $17.3 million for the three months ended June 30, 2011, excluding our loss on debt extinguishment of $4.8 million in the 2011 period. This increase is primarily attributable to a combination of overall case growth and an increase in net patient revenue per case due to an increase in higher acuity cases and ancillary services performed at our surgical hospitals, as well as surgical facilities acquired since July 1, 2011.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $14.3 million for the three months ended June 30, 2012 compared to $13.4 million for the three months ended June 30, 2011. This increase is primarily attributable to the increase in long-term debt due to our PIK elections and a higher interest rate on our Senior Secured Notes compared to our previous variable rate senior secured credit facility.

Provision for Income Taxes.  The provision for income taxes increased to $1.5 million for the three months ended June 30, 2012 compared to $1.3 million for the three months ended June 30, 2011. Tax expense in both periods is primarily due to the recording of non-cash deferred income tax expense related to our joint venture investments.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests increased to $10.5 million for the three months ended June 30, 2012 compared to $6.6 million for the three months ended June 30, 2011. As a percentage of revenues, net income attributable to noncontrolling interests increased to 8.5% for the 2012 period compared to 6.1% for the 2011 period. This increase is primarily attributable to an increase in operating income at one of our surgical hospitals in which we do not hold a majority ownership but consolidate for financial reporting purposes.

Six Months Ended June 30, 2012 Compared To Six Months Ended June 30, 2011

Overview. During the six months ended June 30, 2012, our revenues increased 14.2% to $244.2 million from $213.9 million for the six months ended June 30, 2011. We incurred a net loss attributable to Symbion, Inc. for the 2012 period of $6.1 million, excluding our $1.7 million stock option plan modification charge taken during the first quarter of 2012, compared to $6.3 million for the 2011 period, excluding our $4.8 million loss on debt extinguishment. Our financial results for the six months ended June 30, 2012, compared to the six months ended June 30, 2011 reflect the net addition of two surgical facilities which we consolidate for financial reporting purposes and one additional managed facility.

Revenues. Revenues for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 were as follows (in thousands):

	2012	2011	Dollar Variance	Percent Variance
Patient service revenues	$240,447	$208,333	$32,114	15.4%
Physician service revenues	—	2,930	(2,930)	(100.0)
Other service revenues	3,706	2,598	1,108	42.6
Revenues	$244,153	$213,861	$30,292	14.2%

Patient service revenues increased 15.4% to $240.4 million for the six months ended June 30, 2012 compared to $208.3 million for the six months ended June 30, 2011. This increase is attributable to case growth of 3.5% and an increase in net patient revenue per case of 11.5% due to an increase in higher acuity cases and ancillary services performed at our surgical hospitals. This increase in case growth is attributable to growth at our existing surgical facilities, as well as surgical facilities acquired since January 1, 2011.
Cost of Revenues. Cost of revenues for the six months ended June 30, 2012 was $171.8 million compared to $153.6 million for the six months ended June 30, 2011. This increase is attributable to overall case growth and an increase in higher acuity cases and ancillary services performed at our surgical hospitals, as well as surgical facilities acquired since January 1, 2011. As a percentage of revenues, cost of revenues decreased to 70.4% for the 2012 period compared to 71.8% for the 2011 period.

General and Administrative Expense. General and administrative expense increased to $14.3 million for the six months ended June 30, 2012 compared to $11.4 million for the six months ended June 30, 2011. Included in the expense for the 2012 period is a $1.6 million stock option plan modification charge and a $1.5 million increase in incentive compensation expense. As a percentage of revenues, excluding the stock option plan modification charge and the increase in incentive compensation expense, our general and administrative expense decreased to 4.6% for the 2012 period compared to 5.3% for the 2011 period. This decrease is primarily attributable to our leveraging of corporate overhead costs while continuing to increase revenue at our existing facilities and through recent acquisitions.

Depreciation and Amortization. Depreciation and amortization expense increased to $10.8 million for the six months ended June 30, 2012 compared to $10.0 million for the six months ended June 30, 2011. As a percentage of revenues, depreciation and amortization expense decreased to 4.4% for the 2012 period compared to 4.7% for the 2011 period.

Provision for Doubtful Accounts. The provision for doubtful accounts increased to $4.8 million for the 2012 period compared to $3.0 million for the 2011 period. As a percentage of revenues, the provision for doubtful accounts increased to 2.0% for the 2012 period from 1.4% for the 2011 period.

Gains on disposal of investments and long-lived assets, net. During the second quarter of 2012, we disposed of our ownership interest in a surgical facility located in Nashville, Tennessee. We recorded a gain on the disposal of $688,000. This facility was recorded as an equity method investment for financial reporting purposes.

Operating Income. Our operating income, excluding our stock option plan modification charge of $1.7 million, increased to $46.7 million for the six months ended June 30, 2012 compared to $36.5 million for the six months ended June 30, 2011, excluding our loss on debt extinguishment. This increase is primarily attributable to a combination of overall case growth and an increase in net patient revenue per case due to an increase in higher acuity cases and ancillary services performed at our surgical hospitals, as well as surgical facilities acquired since January 1, 2011.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $28.7 million for the six months ended June 30, 2012 compared to $25.4 million for the six months ended June 30, 2011. This increase is primarily attributable to the increase in long-term debt due to our PIK elections and a higher interest rate on our Senior Secured Notes compared to our previous variable rate senior secured credit facility.

Provision for Income Taxes.  The provision for income taxes decreased to $2.8 million for the six months ended June 30, 2012 compared to $3.0 million for the six months ended June 30, 2011. Tax expense in both periods is primarily due to the recording of non-cash deferred income tax expense related to our joint venture investments.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests increased to $20.6 million for the six months ended June 30, 2012 compared to $14.8 million for the six months ended June 30, 2011. As a percentage of revenues, net income attributable to noncontrolling interests increased to 8.5% for the 2012 period compared to 6.9% for the 2011 period. This increase is primarily attributable to an increase in operating income at one of our surgical hospitals in which we do not hold a majority ownership but consolidate for financial reporting purposes.

Liquidity and Capital Resources

Operating Activities

During the six months ended June 30, 2012, we generated operating cash flow from continuing operations of $33.1 million compared to $38.7 million for the six months ended June 30, 2011. This decrease is primarily attributable to the $5.2 million cash interest payment on our Toggle Notes. At June 30, 2012, we had working capital of $85.0 million compared to $89.0 million at December 31, 2011.

Investing Activities

Net cash used in investing activities from continuing operations during the six months ended June 30, 2012 was $23.1 million which included $18.2 million of payments and proceeds from acquisitions and divestitures, net of cash acquired of $1.9 million. Our acquisition activity was funded with cash from continuing operations. Additionally, the 2012 period included $4.9 million related to purchases of property and equipment which was funded with cash from continuing operations. Included in cash provided by investing activities from discontinued operations is $2.0 million of proceeds, net of noncontrolling interest, as a result of the disposal of our facility located in Fort Worth, Texas. Additionally, we recorded a gain of $688,000 as a result of divesting our interest in a surgical facility located in Nashville, Tennessee during the first quarter of 2012.

Net cash used in investing activities from continuing operations during the six months ended June 30, 2011 was $3.8 million, which included $3.9 million related to purchases of property and equipment. Cash used in investing activities in the 2011 period was funded primarily with cash from continuing operations.
Financing Activities

Net cash used in financing activities from continuing operations during the six months ended June 30, 2012 was $16.2 million. We distributed $17.4 million in cash to noncontrolling interest partners. We also made scheduled payments on our long-term debt of $4.3 million. We incurred additional facility level financing of $4.3 million during the six months ended June 30, 2012 which was used to re-pay intercompany borrowings.

Net cash used in financing activities from continuing operations during the six months ended June 30, 2011 was $36.4 million. We distributed $17.2 million in cash to noncontrolling interest partners.
Long-Term Debt

The Company's long-term debt is summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Credit Facility	$—	$—
Senior Secured Notes, net of debt issuance discount of $4,343 and $4,799, respectively	336,657	336,201
Toggle Notes	94,724	94,724
PIK Exchangeable Notes	105,469	101,413
Notes Payable and Secured Loans	27,078	21,627
Capital lease obligations	4,497	4,311
	568,425	558,276
Less current maturities	(16,391)	(13,582)
Total	$552,034	$544,694

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

The Credit Facility contains financial covenants requiring us not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change. At June 30, 2012, we were in compliance with all material covenants contained in the Credit Facility.

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

We may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. Prior to June 15, 2014, in each of 2011, 2012 and 2013, we may redeem up to 10% of the original aggregate principal amount of the Senior Secured Notes at a price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest. We may also redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with proceeds of certain equity offerings at any time prior to June 15, 2014. At June 30, 2012, we had not redeemed any of our Senior Secured Notes.

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
At June 30, 2012, we were in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.

Scheduled amortization of the discount recorded in connection with the Senior Secured Notes is as follows (in thousands):

Discount attributable to Senior Secured Notes
July 1, 2012 through December 31, 2012	$471
January 1, 2013 through December 31, 2013	1,006
January 1, 2014 through December 31, 2014	1,092
January 1, 2015 through December 31, 2015	1,186
January 1, 2016 through June 15, 2016	588
Total	$4,343

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
Between August 23, 2008 and August 23, 2011, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes increased by $71.0 million from the issuance of the Toggle Notes to June 30, 2012. Beginning with our February 2012 interest payment, all interest under our Toggle Notes is required to be paid in cash. We have accrued $3.7 million in interest on the Toggle Notes in other accrued expenses as of June 30, 2012.

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
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At June 30, 2012, we were in compliance with all material covenants contained in the indenture governing the Toggle Notes.

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

The PIK Exchangeable Notes will mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on each June 15 and December 15 of each year, commencing on December 15, 2011. We will not pay interest in cash on the PIK Exchangeable Notes. Instead, we will pay interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. We have accrued $376,000 in interest on the PIK Exchangeable Notes in other accrued expenses as of June 30, 2012. We record this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, we reclassify the accrued interest to long-term debt. Due to the required payment-in-kind, we increased the principal amount of the PIK Exchangeable Notes by $3.9 million during 2011 and $4.1 million during the six months ended June 30, 2012.

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

We recorded the PIK Exchangeable Notes in accordance with ASC Topic 470, Debt. In the exchange, the new PIK Exchangeable Notes were recorded at fair value. At June 30, 2012, we were in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.
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

Capital Lease Obligations

We are liable to various vendors for several equipment leases.  The carrying value of the leased assets was $5.7 million and $5.2 million as of June 30, 2012 and December 31, 2011, respectively.
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

ASU 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities

In July 2011, the FASB issued ASU 2011-07. ASU 2011-07 requires healthcare entities that recognize significant amounts of patient service revenues at the time services are rendered, to present the provision for doubtful accounts related to patient service revenues as a deduction from patient service revenues (net of contractual allowances and discounts) on their statement of operations if they do not assess the patient's ability to pay. We evaluated ASU 2011-07 and determined that the requirements of this ASU are not applicable to the Company as the ultimate collection of patient service revenues is generally determinable at the time of service, and therefore, this ASU had no impact on our consolidated financial position, results of operations or cash flows.

ASU 2011-05, Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, which eliminated our ability to present components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted the provisions of ASU 2011-05 during the first quarter of 2012 and retrospectively for all periods presented with the inclusion of a separate, consecutive consolidated statement of comprehensive income. Through June 30, 2012, our only component of other comprehensive income related to changes in the fair value of its interest rate swap derivative instrument. During the second quarter of 2011, we discontinued hedge accounting treatment as a result of our extinguishment of the underlying senior secured credit facility. The adoption of ASU 2011-05 did not impact our financial position, results of operations or cash flows.

EBITDA and Consolidated Adjusted EBITDA

When we use the term “EBITDA,” we are referring to net income (loss) plus (a) loss (income) from discontinued operations, net of taxes, (b) income tax expense, (c) interest expense, net, (d) depreciation and amortization, (e) non-cash (gains) losses, including our loss from debt extinguishment, and (f) non-cash stock option compensation expense, and less (g) net income attributable to noncontrolling interests. Noncontrolling interest represents the interests of third parties, such as physicians and in some cases, healthcare systems, that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships, with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.

EBITDA increased to $36.3 million for the six months ended June 30, 2012 from $32.4 million for the six months ended June 30, 2011. This increase is attributable to an increase in operating income, offset by a $1.5 million increase in incentive compensation expense over the prior year. Excluding the increase in incentive compensation expense, our EBITDA margin was 15.5% in the 2012 period compared to 15.2% in the 2011 period.
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

The following table reconciles EBITDA to net cash provided by operating activities - continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
EBITDA	$18,322	$16,109	$36,271	$32,388
Depreciation and amortization	(5,423)	(5,040)	(10,760)	(10,047)
Non-cash (losses) gains	594	(4,858)	621	(4,780)
Non-cash stock option compensation expense	(50)	(334)	(1,767)	(668)
Interest expense, net	(14,346)	(13,431)	(28,672)	(25,407)
Provision for income taxes	(1,479)	(1,333)	(2,833)	(2,951)
Net income attributable to noncontrolling interests	10,548	6,646	20,638	14,809
Income (loss) on discontinued operations, net of taxes	(479)	214	(662)	373
Net income	7,687	(2,027)	12,836	3,717
Loss (income) from discontinued operations	479	(214)	662	(373)
Depreciation and amortization	5,423	5,040	10,760	10,047
Amortization of deferred financing costs	945	360	1,889	861
Non-cash payment-in-kind interest option	2,029	6,382	4,057	13,366
Non-cash stock option compensation expense	50	334	1,767	668
Non-cash recognition of other comprehensive income into earnings	—	665	—	665
Non-cash (gains) and losses, net	(594)	107	(621)	29
Loss on debt extinguishment	—	4,751	—	4,751
Deferred income taxes	1,421	1,190	2,550	2,724
Equity in earnings of unconsolidated affiliates, net of distributions received	(715)	60	(854)	401
Provision for doubtful accounts	2,687	1,489	4,801	3,006
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	970	(1,666)	(2,561)	(2,290)
Other assets and liabilities	(3,194)	406	(2,187)	1,116
Net cash provided by operating activities - continuing operations	$17,188	$16,877	$33,099	$38,688
Other Data:
Number of surgical facilities included in continuing operations, as of the end of period(1)	57	54	57	54

(1)	Includes surgical facilities that we manage but in which we have no ownership.

The following table reconciles Consolidated Adjusted EBITDA to EBITDA and EBITDA to net cash provided by operating activities—continuing operations:

Twelve Months Ended June 30, 2012
(dollars in thousands)
Consolidated Adjusted EBITDA (1)	$83,906
Cash payment on Idaho Falls lease (2)	5,353
Intercompany notes adjustment (3)	(9,445)
Pro forma acquisition and other non-cash adjustments (4)	(8,293)
EBITDA	71,521
Depreciation and amortization	(20,902)
Non-cash losses, net of noncontrolling interests	(4,155)
Non-cash stock option compensation expense	(2,452)
Interest expense, net	(57,594)
Provision for income taxes	(9,254)
Net income attributable to noncontrolling interests	39,272
Loss from discontinued operations, net of taxes	(461)
Net income	15,976
Income from discontinued operations	461
Depreciation and amortization	20,902
Amortization of deferred financing costs and debt issuance discount	3,914
Non-cash payment-in-kind interest option	13,059
Non-cash stock option compensation expense	2,452
Non-cash losses	3,490
Deferred income taxes	8,797
Equity in earnings of unconsolidated affiliates, net of distributions received	(1,149)
Provision for doubtful accounts	8,626
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(11,422)
Other assets and liabilities	(2,478)
Net cash provided by operating activities - continuing operations	$62,628

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our former senior credit facility.  We do not use derivative instruments for speculative purposes.  Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate.  At June 30, 2012, none of our long-term debt was subject to variable rates of interest. However, future borrowings under our Credit Facility would subject us to LIBOR fluctuations. At June 30, 2012,  the fair value of our total long-term debt, based on quoted market prices as of June 30, 2012, was approximately $563.6 million.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 10, 2012

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