Form 10-Q
period 2012-09-30
SYMBION INC/TN
filed 2012-11-09
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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

As of November 9, 2012, there were 1,000 shares of the registrant’s common stock outstanding.

SYMBION, INC.

FORM 10-Q

Item 1.  Financial Statements
SYMBION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$77,167	$68,441
Accounts receivable, less allowance for doubtful accounts of $12,082 and $10,137, respectively	68,723	66,408
Inventories	14,218	12,575
Prepaid expenses and other current assets	10,377	8,322
Current assets of discontinued operations	1,299	4,113
Total current assets	171,784	159,859
Property and equipment, net	131,894	129,655
Intangible assets, net	24,208	25,580
Goodwill	654,137	630,144
Investments in and advances to affiliates	15,345	14,628
Other assets	14,122	15,078
Long-term assets of discontinued operations	—	3,150
Total assets	$1,011,490	$978,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,846	$14,581
Accrued payroll and benefits	14,529	9,575
Other accrued expenses	33,121	30,827
Current maturities of long-term debt	37,622	13,582
Current liabilities of discontinued operations	931	1,723
Total current liabilities	105,049	70,288
Long-term debt, less current maturities	533,803	544,694
Deferred income tax payable	67,013	61,057
Other liabilities	63,328	61,220
Long-term liabilities of discontinued operations	644	2,394

Noncontrolling interests - redeemable	32,277	33,867

Stockholders' equity:
Common stock, 1,000 shares, $0.01 par value, authorized, issued and outstanding at September 30, 2012 and at December 31, 2011	—	—
Additional paid-in-capital	241,499	239,935
Retained deficit	(95,057)	(81,806)
Total Symbion, Inc. stockholders' equity	146,442	158,129
Noncontrolling interests - non-redeemable	62,934	46,445
Total equity	209,376	204,574
Total liabilities and stockholders' equity	$1,011,490	$978,094
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$126,313	$107,387	$370,466	$321,248
Operating expenses:
Salaries and benefits	37,038	30,813	103,028	91,051
Supplies	32,514	24,483	92,508	74,653
Professional and medical fees	9,916	8,169	27,175	24,314
Rent and lease expense	7,076	5,977	19,335	17,652
Other operating expenses	9,034	8,084	25,366	23,427
Cost of revenues	95,578	77,526	267,412	231,097
General and administrative expense	5,684	5,400	19,970	16,812
Depreciation and amortization	5,641	5,001	16,401	15,047
Provision for doubtful accounts	3,002	2,631	7,804	5,636
Income on equity investments	(1,251)	(515)	(2,929)	(1,171)
Loss (gain) on disposal of investments and long-lived assets, net	293	151	(328)	206
Proceeds from litigation settlements	—	(15)	(232)	(15)
Electronic health record incentives	(603)	—	(603)	—
Loss on debt extinguishment	—	—	—	4,751
Total operating expenses	108,344	90,179	307,495	272,363
Operating income	17,969	17,208	62,971	48,885
Interest expense, net	(14,538)	(14,337)	(43,210)	(39,717)
Income before income taxes and discontinued operations	3,431	2,871	19,761	9,168
Provision for income taxes	1,222	1,906	4,055	4,857
Income from continuing operations	2,209	965	15,706	4,311
(Loss) income from discontinued operations, net of taxes	(596)	(246)	(1,258)	127
Net income	1,613	719	14,448	4,438
Less: Net income attributable to noncontrolling interests	(7,061)	(7,088)	(27,699)	(21,899)
Net loss attributable to Symbion, Inc.	$(5,448)	$(6,369)	$(13,251)	$(17,461)

See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Net Income	$14,448	$4,438
Other comprehensive income, net of income taxes:
Recognition of interest rate swap liability to earnings	—	314
Comprehensive income	14,448	4,752
Less: Comprehensive income attributable to noncontrolling interests	(27,699)	(21,899)
Comprehensive loss attributable to Symbion, Inc.	$(13,251)	$(17,147)

See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Symbion, Inc. Common Stock		Additional Paid-in Capital	Retained Deficit	Noncontrolling Interests Non-redeemable	Total
	Shares	Amount
Balance at December 31, 2010	1,000	$—	$240,959	$(55,219)	$42,244	$227,984
Net (loss) income	—	—	—	(17,461)	9,316	(8,145)
Amortized compensation expense related to stock options	—	—	1,002	—	—	1,002
Distributions to noncontrolling interests	—	—	—	—	(11,032)	(11,032)
Acquisition and disposal of shares of noncontrolling interests	—	—	(2,470)	—	2,754	284
Balance at September 30, 2011	1,000	$—	$239,491	$(72,680)	$43,282	$210,093

Balance at December 31, 2011	1,000	$—	$239,935	$(81,806)	$46,445	$204,574
Net (loss) income	—	—	—	(13,251)	14,205	954
Amortized compensation expense related to stock options	—	—	1,944	—	—	1,944
Distributions to noncontrolling interest partners	—	—	—	—	(14,119)	(14,119)
Acquisition and disposal of shares of noncontrolling interests	—	—	(380)	—	16,403	16,023
Balance at September 30, 2012	1,000	$—	$241,499	$(95,057)	$62,934	$209,376

See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$14,448	$4,438
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	1,258	(127)
Depreciation and amortization	16,401	15,047
Amortization of deferred financing costs and debt issuance discount	2,843	1,903
Non-cash payment-in-kind interest option	6,166	17,797
Non-cash stock option compensation expense	1,944	1,002
Non-cash recognition of other comprehensive loss into earnings	—	665
(Gain) loss on disposal of investments and long-lived assets, net	(328)	206
Loss on debt extinguishment	—	4,751
Deferred income taxes	6,848	4,576
Equity in earnings of unconsolidated affiliates, net of distributions received	(1,276)	342
Provision for doubtful accounts	7,804	5,636
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(2,735)	(2,699)
Other assets and liabilities	2,687	5,895
Net cash provided by operating activities - continuing operations	56,060	59,432
Net cash (used in) provided by operating activities - discontinued operations	(157)	1,967
Net cash provided by operating activities	55,903	61,399

Cash flows from investing activities:
Purchases of property and equipment, net	(10,110)	(5,877)
Payments and proceeds from acquisitions and divestitures, net of cash acquired	(18,474)	(6,588)
Change in other assets	84	(213)
Net cash used in investing activities - continuing operations	(28,500)	(12,678)
Net cash provided by (used in) investing activities - discontinued operations	7,248	(239)
Net cash used in investing activities	(21,252)	(12,917)

Cash flows from financing activities:
Principal payments on long-term debt	(6,532)	(353,943)
Proceeds from debt issuances	10,257	347,503
Payment of debt issuance costs	—	(11,929)
Distributions to noncontrolling interest partners	(28,890)	(25,107)
Payments for unit activity	(391)	(2,800)
Other financing activities	(62)	60
Net cash used in financing activities - continuing operations	(25,618)	(46,216)
Net cash used in financing activities - discontinued operations	(307)	(57)
Net cash used in financing activities	(25,925)	(46,273)
Net increase in cash and cash equivalents	8,726	2,209
Cash and cash equivalents at beginning of period	68,441	72,485
Cash and cash equivalents at end of period	$77,167	$74,694

See notes to unaudited consolidated financial statements.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)
1. Organization

Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and physician groups, hospitals and hospital systems. As of September 30, 2012, the Company owned and operated 52 surgical facilities, including 45 ambulatory surgery centers ("ASCs") and seven surgical hospitals. The Company also managed ten additional ambulatory surgery centers and one physician clinic in a market in which it operates an ASC and a surgical hospital. The Company owns a majority ownership interest in 33 of the 52 surgical facilities and consolidates 48 surgical facilities for financial reporting purposes.

The Company is a wholly owned subsidiary of Symbion Holdings Corporation (“Holdings”), which is owned by an investor group that includes affiliates of Crestview Partners, L.P. ("Crestview"), members of the Company's management and other investors.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate's business. The physician limited partners and physician minority members of the entities that the Company controls are responsible for the supervision and delivery of medical services. The governance rights of limited partners and minority members are restricted to those that protect their financial interests. Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach of the partnership or operating agreement, gross negligence or bankruptcy. These protective rights do not preclude consolidation of the respective partnerships and limited liability companies. The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidation. The variable interest entities are surgical facilities located in the states of Florida and New York. With regard to the New York facility, the Company is the primary beneficiary due to the power to direct the activities of the facility and the level of variability within the management service agreement as well as the obligation and likelihood of absorbing the majority of expected gains and losses. Regarding the Florida facility, the Company has the power to direct the activities of the facility and has fully guaranteed the facility's debt obligations. The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected gains and losses. The accompanying consolidated balance sheets at September 30, 2012 and December 31, 2011 include assets of $13.7 million and $14.2 million, respectively, and liabilities of $3.8 million and $3.9 million, respectively, related to the variable interest entities. All significant intercompany balances and transactions are eliminated in consolidation.

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

In accordance with ASU 2011-08, the Company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Additionally, ASU 2011-08 permits the Company to resume performing the qualitative assessment in any subsequent period. The Company adopted the provisions of ASU 2011-08 during the first quarter of 2012. The adoption of ASU 2011-08 did not impact the Company's financial position, results of operations or cash flows.

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

ASU 2011-05, Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, which eliminated the Company's ability to present components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU 2011-05 during the first quarter of 2012 and retrospectively for all periods presented with the inclusion of a separate, consecutive consolidated statement of comprehensive income. Through September 30, 2012, the Company's only component of other comprehensive income related to changes in the fair value of its interest rate swap derivative instrument. During the second quarter of 2011, the Company discontinued hedge accounting treatment as a result of the Company's extinguishment of the underlying senior secured credit facility. The adoption of ASU 2011-05 did not impact the Company's financial position, results of operations or cash flows.

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

The carrying amount and fair value of the Company's long term debt obligations as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Senior Secured Notes, net of note issuance discount of $4,106	$336,893	$336,201	$347,842	$310,566
PIK Exchangeable Notes	105,469	101,413	105,469	101,413
Toggle Notes	94,724	94,724	94,947	94,487

The fair value of the Senior Secured Notes and Toggle Notes (as defined in Note 5) was based on a Level 1 computation using quoted prices at September 30, 2012 and December 31, 2011, as applicable. The fair value of the PIK Exchangeable Notes (as defined in Note 5) was based on a Level 3 computation, using a Company-specific discounted cash flow analysis. The Company's long-term debt instruments are discussed further in Note 5.
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

Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Also, the Company has recorded third-party settlements of $10.3 million and $13.9 million as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, $6.4 million and $10.0 million related to the settlements are recorded in other accrued expenses, respectively, and $3.9 million are recorded in other long-term liabilities. The Company does not require collateral for private pay patients.

The following table sets forth the revenues by type of payor and approximate percentage of revenues for the Company's consolidated surgical facilities for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Private insurance	$75,487	60%	$67,364	63%	$227,805	61%	$207,688	65%
Government	40,661	32	27,966	26	109,574	30	81,800	25
Self-pay	3,604	3	4,181	4	11,390	3	9,279	3
Other	4,583	3	4,724	5	16,013	4	13,801	4
Total patient services revenues	124,335	98	104,235	98	364,782	98	312,568	97
Physician services revenues	—	—	1,553	1	—	—	4,483	2
Other services revenues	1,978	2	1,599	1	5,684	2	4,197	1
Revenues	$126,313	100%	$107,387	100%	$370,466	100%	$321,248	100%

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

The following table sets forth the Company's activity in the allowance for doubtful accounts for the nine months ended September 30, 2012 (in thousands):

Balance at December 31, 2011	$10,137
Expense recognized during the nine months ended September 30, 2012	7,804
Accounts written off, net of recoveries	(5,859)
Balance at September 30, 2012	$12,082

Electronic Health Record Incentives
The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning in calendar year 2011 for eligible hospitals and professionals that implement and achieve meaningful use of certified Electronic Health Records ("EHR") technology. Several of the Company's surgical hospitals have implemented plans to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available incentive payments.
Compliance with the meaningful use requirements has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing the Company's EHR solutions along with costs associated with the hardware and software components of the project. The Company currently estimates that total costs incurred to comply will be recovered through the total EHR incentive payments over the projected lifecycle of this initiative. The Company recognized approximately $603,000 of EHR incentives during the three months ended September 30, 2012. The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of the Company's cash receipts or recognition of the EHR incentives as other income.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalent balances at high credit quality financial institutions. As of both September 30, 2012 and December 31, 2011, the Company maintained $10.0 million of performance letters of credit, as a requirement of the lease agreement related to its facility located in Idaho Falls, Idaho.  These letters of credit are secured by restricted cash balances of $5.0 million, in the form of certificates of deposit.  There have not been any borrowings against the letters of credit.
Inventories

Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Prepaid and Other Current Assets
A summary of prepaid and other current assets is as follows (in thousands):

	September 30, 2012	December 31, 2011
Prepaid expenses	$6,811	$5,325
Other current assets	3,566	2,997
Total	$10,377	$8,322
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
Subsequent to the Company's filing of its Quarterly Report on Form 10-Q for the three months ended June 30, 2012, the Company determined that certain property and equipment related to discontinued operations were reflected in property and equipment within continuing operations. These amounts should have been included within long-term assets of discontinued operations. The adjustments to properly reflect property and equipment had no effect on the net property and equipment amounts as reported in the results of continuing operations or the results of discontinued operations. The Company considers the adjustments an immaterial correction of an error. The effect of these adjustments on the consolidated balance sheet as of December 31, 2011 is as follows:

		December 31, 2011
	September 30, 2012	Previously Reported	Adjustments	As Adjusted

Land	$5,713	$5,713	$—	$5,713
Buildings and improvements	108,504	100,342	2,930	103,272
Furniture and equipment	86,934	68,811	9,890	78,701
Computer and software	6,877	4,802	993	5,795
	208,028	179,668	13,813	193,481
Less accumulated depreciation	(76,134)	(50,013)	(13,813)	(63,826)
Property and equipment, net	$131,894	$129,655	$—	$129,655
Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2011	$630,144
Acquisitions	29,334
Disposals	(5,341)
Balance at September 30, 2012	$654,137

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
Changes in the carrying amount of other intangible assets are as follows (in thousands):

	Management Rights	Non-Compete Assets	Certificates of Need	Total Intangible Assets
Balance at December 31, 2011	$2,236	$5,204	$18,140	$25,580
Acquisitions	—	—	—	—
Amortization	(115)	(1,257)	—	(1,372)
Balance at September 30, 2012	$2,121	$3,947	$18,140	$24,208

Other Accrued Expenses

A summary of other accrued expenses is as follows (in thousands):

	September 30, 2012	December 31, 2011
Interest payable	$11,666	$5,384
Current taxes payable	3,799	5,989
Insurance liabilities	2,492	2,170
Third-party settlements	6,360	9,967
Other accrued expenses	8,804	7,317
Total	$33,121	$30,827

Other Liabilities
Other liabilities at September 30, 2012 and December 31, 2011 included an obligation which was assumed in connection with the acquisition of our surgical hospital located in Idaho Falls, Idaho. This obligation is payable to the hospital facility lessor for the land, building and improvements at the facility in Idaho Falls, Idaho. As of September 30, 2012 and December 31, 2011, the balance on the obligation was $48.4 million and $48.5 million, respectively. Additionally, included in other liabilities as of both September 30, 2012 and December 31, 2011 are third-party settlements of $3.9 million.
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

Noncontrolling Interests — Redeemable

Each of the partnerships and limited liability companies through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement.  In certain circumstances, the partnership and operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physicians’ ownership if certain adverse regulatory events occur, such as it becoming illegal for the physicians to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility.  This redeemable noncontrolling interest is reported outside of stockholders' equity. The following table sets forth the activity of the noncontrolling interests—redeemable as of September 30, 2012 and as of September 30, 2011:

Noncontrolling Interests—Redeemable
Balance at December 31, 2010	$34,213
Net income attributable to noncontrolling interests—redeemable	12,255
Distributions to noncontrolling interest —redeemable holders	(13,795)
Acquisitions and disposal of shares of noncontrolling interests—redeemable	1,092
Balance at September 30, 2011	$33,765

Balance at December 31, 2011	$33,867
Net income attributable to noncontrolling interests—redeemable	13,494
Distributions to noncontrolling interest—redeemable holders	(14,771)
Acquisitions and disposal of shares of noncontrolling interests—redeemable	(313)
Balance at September 30, 2012	$32,277

Stock Options

Effective January 23, 2012, Holdings amended its 2007 Equity Incentive Plan. The amendment increased the shares authorized for future grant under the plan by 2,400,000 shares. Additionally, the exercise price of certain options originally issued on and after August 31, 2007 was reduced to $3.00 per share, and the expiration date of such options was extended to January 23, 2022. As a result of this stock option plan modification, the Company recorded a non-cash charge of $1.7 million during the first quarter of 2012, of which $1.6 million is recorded in general and administrative expense and $83,000 is recorded in salaries and benefits.

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

The Lubbock, Texas and St. Louis, Missouri facilities' results of operations, subsequent to the acquisition dates, are included in the consolidated results of the Company. Included in the Company's operating results for the nine months ended September 30, 2012 are net revenues of $15.5 million, net income of $732,000 and net income attributable to Symbion, Inc. of $543,000. Following are the results for the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011 as if the acquisitions had occurred on January 1, of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$126,313	$124,073	$400,862	$371,094
Net income	1,613	2,543	16,678	10,329
Net loss attributable to Symbion, Inc	$(5,448)	$(5,192)	$(11,751)	$(13,669)

Effective August 31, 2012, the Company divested its interest in a surgical facility located in Greenville, South Carolina for net proceeds of $348,000. This facility was previously consolidated for financial reporting purposes. Concurrent with the disposal, the Company entered into a management agreement with the buyer. The management agreement has a term of one year. The Company recorded a loss on the disposal of approximately $1.8 million during the third quarter of 2012 in the results of discontinued operations.

Effective July 1, 2012, the Company and physician investors in the facility divested their interest in an ASC located in Austin, Texas for aggregate net proceeds of approximately $4.4 million. Additionally, the Company terminated its management agreement with this facility and received cash proceeds of approximately $2.0 million. This facility was previously consolidated for financial reporting purposes. The Company recorded a gain on the disposal of approximately $1.1 million during the third quarter of 2012 in the results of discontinued operations.

Effective April 30, 2012, the Company divested its interest in a surgical facility located in Nashville, Tennessee for net proceeds of $1.3 million. This facility was previously accounted for as an equity method investment for financial reporting purposes. The Company recorded a gain on the disposal of approximately $688,000 during the second quarter of 2012.

Effective April 1, 2012, the Company entered into a management agreement with a surgical facility located in Jackson, Tennessee. The management agreement has a term of fifteen years, with two optional five-year renewal terms. The Company also received an option to purchase up to a 20.0% ownership interest in the facility. The option is exercisable after April 1, 2013 and is effective for a six-month period.

Effective February 29, 2012, the Company and physician investors in the facility divested their interest in a surgical facility located in Fort Worth, Texas for aggregate net proceeds of $1.9 million. Additionally, the Company terminated its management agreement with this facility and received cash proceeds of approximately $1.1 million. The Company recorded a gain, net of income attributable to noncontrolling interests, of $78,000 which is included in the loss from discontinued operations. Included in this gain is an allocated disposal of goodwill of $1.3 million.

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

4. Discontinued Operations

From time to time, the Company evaluates its portfolio of surgical facilities to ensure the facilities are performing as expected. The following summary presents those facilities divested in 2012 which the Company reports as discontinued operations:

Facility	Period in which facility identified for disposal (reclassified to discontinued operations)	Sale or disposal date	Loss (gain) recorded in discontinued operations
			(in thousands)
Fort Worth, Texas	December 31, 2011	February 29, 2012	$(78)
Austin, Texas	December 31, 2011	July 1, 2012	$(1,100)
Greenville, South Carolina	March 31, 2012	August 31, 2012	$1,778
Revenues, (loss) income from operations, before taxes, income tax provision, loss (gain) on sale, net of taxes, and (loss) income from discontinued operations, net of taxes, for the periods indicated, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$7	$3,338	$4,013	$10,342
(Loss) income from operations, before taxes	$(209)	$173	$(1,461)	$654
Income tax provision	$—	$15	$37	$35
Loss (gain) on sale, net of taxes	$387	$404	$(240)	$492
(Loss) income from discontinued operations, net of taxes	$(596)	$(246)	$(1,258)	$127

5. Long-Term Debt

The Company's long-term debt is summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Credit Facility	$—	$—
Senior Secured Notes, net of debt issuance discount of $4,106 and $4,799, respectively	336,893	336,201
Toggle Notes	94,724	94,724
PIK Exchangeable Notes	105,469	101,413
Notes Payable and Secured Loans	29,794	21,627
Capital lease obligations	4,545	4,311
	571,425	558,276
Less current maturities	(37,622)	(13,582)
Total	$533,803	$544,694

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

During the third quarter of 2012, the Company obtained a letter of credit under the Credit Facility for $465,000. This letter of credit was required as part of the Company's workers' compensation insurance coverage. The issuance of this letter of credit reduced the Company's available borrowings under the Credit Facility. As of September 30, 2012, $49.5 million was available under the Credit Facility.

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

The Credit Facility contains financial covenants requiring the Company not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change. At September 30, 2012, the Company was in compliance with all material covenants contained in the Credit Facility.

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

The Company may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. Prior to June 15, 2014, in each of 2011, 2012 and 2013, the Company may redeem up to 10% of the original aggregate principal amount of the Senior Secured Notes at a price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest. The Company may also redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with proceeds of certain equity offerings at any time prior to June 15, 2014. At September 30, 2012, the Company had not redeemed any of its Senior Secured Notes.

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
At September 30, 2012, the Company was in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.

Scheduled amortization of the discount recorded in connection with the Senior Secured Notes is as follows (in thousands):

Discount Attributable to Senior Secured Notes
October 1, 2012 through December 31, 2012	$234
January 1, 2013 through December 31, 2013	1,006
January 1, 2014 through December 31, 2014	1,092
January 1, 2015 through December 31, 2015	1,186
January 1, 2016 through June 15, 2016	588
Total	$4,106
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
Between August 23, 2008 and August 23, 2011, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes increased by $71.0 million from the issuance of the Toggle Notes to September 30, 2012. Beginning with the February 2012 interest payment, all interest under the Company's Toggle Notes is required to be paid in cash. The Company has accrued $1.1 million in interest on the Toggle Notes in other accrued expenses as of September 30, 2012.
In connection with the Offering, the Company repurchased $70.8 million aggregate principal amount of Toggle Notes, at par plus accrued and unpaid interest of $2.6 million, and exchanged $85.4 million aggregate principal amount of Toggle Notes, at par plus accrued interest of $3.1 million, for $88.5 million aggregate principal amount of PIK Exchangeable Notes.
The indenture governing the Toggle Notes includes a mandatory redemption provision. Under this provision, if the Toggle Notes would otherwise constitute applicable high yield discount obligations ("AHYDO"), within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended (the "Tax Code"), the Company is required to redeem, for cash, a portion of the Toggle Notes then outstanding, equal to the mandatory principal redemption amount. Under the mandatory redemption provisions of the Toggle Notes, $21.2 million of the principal balance outstanding is due and payable on August 23, 2013.
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
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit the Company's ability and the ability of the subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At September 30, 2012, the Company was in compliance with all material covenants contained in the indenture governing the Toggle Notes.

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

The PIK Exchangeable Notes will mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on each June 15 and December 15 of each year, commencing on December 15, 2011. The Company will not pay interest in cash on the PIK Exchangeable Notes. Instead, the Company will pay interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. The Company has accrued $2.5 million in interest on the PIK Exchangeable Notes in other accrued expenses as of

September 30, 2012. The Company records this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, the Company reclassifies the accrued interest to long-term debt. Due to the required payment-in-kind, the Company increased the principal amount of the PIK Exchangeable Notes by $3.8 million during 2011 and $4.1 million during the nine months ended September 30, 2012.

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

The Company recorded the PIK Exchangeable Notes in accordance with ASC Topic 470, Debt. In the exchange, the new PIK Exchangeable Notes were recorded at fair value. At September 30, 2012, the Company was in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.

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

Capital Lease Obligations

The Company is liable to various vendors for several equipment leases. The carrying value of the leased assets was $5.9 million and $5.2 million as of September 30, 2012 and December 31, 2011, respectively.

6. Commitments and Contingencies

Debt and Lease Guaranty on Non-consolidated Entities

The Company has guaranteed $1.4 million of operating lease payments of certain non-consolidating surgical facilities. These operating leases typically have 10-year terms, with optional renewal periods. As of September 30, 2012, the Company has also guaranteed $495,000 of debt of two non-consolidating surgical facilities. In the event that the Company meets certain financial and debt service benchmarks, the guarantees at these surgical facilities will expire between 2012 and 2017.

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

7. Related Party Transactions
On August 23, 2007, the Company entered into a 10-year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, as of September 30, 2012, had an asset of $893,000 that is included in prepaid expenses and other current assets.

Concurrent with the Offering, the Company exchanged with affiliates of Crestview, affiliates of The Northwestern Mutual Insurance Company and certain other holders of the Company's outstanding Toggle Notes, Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest of $3.1 million, for $88.5 million initial aggregate principal amount of the Company's PIK Exchangeable Notes. Effective September 9, 2011, the Company cancelled $9.0 million aggregate principal amount of its Senior Secured Notes held by affiliates of The Northwestern Mutual Insurance Company, plus accrued and unpaid interest, in exchange for the Company's issuance to such parties of $9.2 million aggregate principal amount of its PIK Exchangeable Notes. The Company currently has $105.5 million aggregate principal amount of PIK Exchangeable Notes outstanding. As of September 30, 2012, the Company has accrued $2.5 million in interest on the PIK Exchangeable Notes in other accrued expenses. See Note 5 for further discussion of the PIK Exchangeable Notes.

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

SYMBION, INC.
CONSOLIDATING BALANCE SHEET
September 30, 2012
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,551	$26,074	$43,542	$—	$77,167
Accounts receivable, net	—	—	68,723	—	68,723
Inventories	—	214	14,004	—	14,218
Prepaid expenses and other current assets	1,646	16	8,715	—	10,377
Due from related parties	2,203	43,355	—	(45,558)	—
Current assets of discontinued operations	—	—	1,299	—	1,299
Total current assets	11,400	69,659	136,283	(45,558)	171,784
Property and equipment, net	497	3,683	127,714	—	131,894
Goodwill and intangible assets	656,258	—	22,087	—	678,345
Investments in and advances to affiliates	90,946	16,551	—	(92,152)	15,345
Other assets	10,816	1,202	2,104	—	14,122
Long-term assets of discontinued operations	—	—	—	—	—
Total assets	$769,917	$91,095	$288,188	$(137,710)	$1,011,490

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$83	$6	$18,757	$—	$18,846
Accrued payroll and benefits	2,772	64	11,693	—	14,529
Due to related parties	—	—	45,558	(45,558)	—
Other accrued expenses	15,533	70	17,518	—	33,121
Current maturities of long-term debt	21,241	9	16,372	—	37,622
Current liabilities of discontinued operations	—	—	931	—	931
Total current liabilities	39,629	149	110,829	(45,558)	105,049
Long-term debt, less current maturities	515,859	—	17,944	—	533,803
Deferred income tax payable	67,013	—	—	—	67,013
Other liabilities	974	—	62,354	—	63,328
Long-term liabilities of discontinued operations	—	—	644	—	644
Noncontrolling interests - redeemable	—	—	32,277	—	32,277
Total Symbion, Inc. stockholders' equity	146,442	90,946	1,206	(92,152)	146,442
Noncontrolling interests - non-redeemable	—	—	62,934	—	62,934
Total equity	146,442	90,946	64,140	(92,152)	209,376
Total liabilities and stockholders' equity	$769,917	$91,095	$288,188	$(137,710)	$1,011,490

SYMBION, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2011

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,509	$27,617	$35,315	$—	$68,441
Accounts receivable, net	—	—	66,408	—	66,408
Inventories	—	—	12,575	—	12,575
Prepaid expenses and other current assets	1,159	227	6,936	—	8,322
Due from related parties	2,163	45,288	—	(47,451)	—
Current assets of discontinued operations	—	—	4,113	—	4,113
Total current assets	8,831	73,132	125,347	(47,451)	159,859
Property and equipment, net	502	2,108	127,045	—	129,655
Goodwill and intangible assets	632,381	—	23,343	—	655,724
Investments in and advances to affiliates	108,826	34,186	—	(128,384)	14,628
Other assets	12,878	—	2,200	—	15,078
Long-term assets of discontinued operations	—	—	3,150	—	3,150
Total assets	$763,418	$109,426	$281,085	$(175,835)	$978,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5	$8	$14,568	$—	$14,581
Accrued payroll and benefits	763	233	8,579	—	9,575
Due to related parties	—	—	47,451	(47,451)	—
Other accrued expenses	11,359	15	19,453	—	30,827
Current maturities of long-term debt	57	—	13,525	—	13,582
Current liabilities of discontinued operations	—	—	1,723	—	1,723
Total current liabilities	12,184	256	105,299	(47,451)	70,288
Long-term debt, less current maturities	532,337	—	12,357	—	544,694
Deferred income tax payable	61,057	—	—	—	61,057
Other liabilities	(289)	344	61,165	—	61,220
Long-term liabilities of discontinued operations	—	—	2,394	—	2,394
Noncontrolling interest - redeemable	—	—	33,867	—	33,867
Total Symbion, Inc. stockholders’ equity	158,129	108,826	19,558	(128,384)	158,129
Noncontrolling interests - nonredeemable	—	—	46,445	—	46,445
Total equity	158,129	108,826	66,003	(128,384)	204,574
Total liabilities and stockholders’ equity	$763,418	$109,426	$281,085	$(175,835)	$978,094

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2012
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$9,024	$452	$120,680	$(3,843)	$126,313
Operating expenses:
Salaries and benefits	—	358	36,680	—	37,038
Supplies	—	8	32,506	—	32,514
Professional and medical fees	—	12	9,904	—	9,916
Rent and lease expense	—	38	7,038	—	7,076
Other operating expenses	—	20	9,014	—	9,034
Cost of revenues	—	436	95,142	—	95,578
General and administrative expense	5,684	—	—	—	5,684
Depreciation and amortization	100	22	5,519	—	5,641
Provision for doubtful accounts	—	—	3,002	—	3,002
Income on equity investments	—	(1,251)	—	—	(1,251)
Gains on disposal of investments and long-lived assets, net	293	—	—	—	293
Electronic health record incentives	—	—	(603)	—	(603)
Management fees	—	—	3,843	(3,843)	—
Equity in earnings of affiliates	(7,513)	(6,268)	—	13,781	—
Total operating expenses	(1,436)	(7,061)	106,903	9,938	108,344
Operating income	10,460	7,513	13,777	(13,781)	17,969
Interest expense, net	(14,818)	—	280	—	(14,538)
(Loss) income before taxes and discontinued operations	(4,358)	7,513	14,057	(13,781)	3,431
Provision for income taxes	1,090	—	132	—	1,222
(Loss) income from continuing operations	(5,448)	7,513	13,925	(13,781)	2,209
Loss from discontinued operations, net of taxes	—	—	(596)	—	(596)
Net (loss) income	(5,448)	7,513	13,329	(13,781)	1,613
Net income attributable to noncontrolling interests	—	—	(7,061)	—	(7,061)
Net (loss) income attributable to Symbion, Inc.	$(5,448)	$7,513	$6,268	$(13,781)	$(5,448)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2012
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$27,198	$1,305	$353,624	$(11,661)	$370,466
Operating expenses:
Salaries and benefits	—	1,012	102,016	—	103,028
Supplies	—	23	92,485	—	92,508
Professional and medical fees	—	42	27,133	—	27,175
Rent and lease expense	—	101	19,234	—	19,335
Other operating expenses	—	54	25,312	—	25,366
Cost of revenues	—	1,232	266,180	—	267,412
General and administrative expense	19,970	—	—	—	19,970
Depreciation and amortization	296	65	16,040	—	16,401
Provision for doubtful accounts	—	—	7,804	—	7,804
Income on equity investments	—	(2,929)	—	—	(2,929)
Gains on disposal of investments and long-lived assets, net	(328)	—	—	—	(328)
Proceeds from litigation settlements	—	—	(232)	—	(232)
Electronic health record incentives	—	—	(603)		(603)
Management fees	—	—	11,661	(11,661)	—
Equity in earnings of affiliates	(19,344)	(16,407)	—	35,751	—
Total operating expenses	594	(18,039)	300,850	24,090	307,495
Operating income	26,604	19,344	52,774	(35,751)	62,971
Interest expense, net	(36,055)	—	(7,155)	—	(43,210)
(Loss) income before taxes and discontinued operations	(9,451)	19,344	45,619	(35,751)	19,761
Provision for income taxes	3,800	—	255	—	4,055
(Loss) income from continuing operations	(13,251)	19,344	45,364	(35,751)	15,706
Loss from discontinued operations, net of taxes	—	—	(1,258)	—	(1,258)
Net (loss) income	(13,251)	19,344	44,106	(35,751)	14,448
Net income attributable to noncontrolling interests	—	—	(27,699)	—	(27,699)
Net (loss) income attributable to Symbion, Inc.	$(13,251)	$19,344	$16,407	$(35,751)	$(13,251)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$8,451	$2,430	$100,231	$(3,725)	$107,387
Operating expenses:
Salaries and benefits	—	1,149	29,664	—	30,813
Supplies	—	245	24,238	—	24,483
Professional and medical fees	—	229	7,940	—	8,169
Rent and lease expense	—	182	5,795	—	5,977
Other operating expenses	—	100	7,984	—	8,084
Cost of revenues	—	1,905	75,621	—	77,526
General and administrative expense	5,400	—	—	—	5,400
Depreciation and amortization	167	66	4,768	—	5,001
Provision for doubtful accounts	—	34	2,597	—	2,631
Income on equity investments	—	(515)	—	—	(515)
Loss on disposal of investments and long-lived assets, net	136	—	15	—	151
Proceeds from litigation settlements	—	—	(15)	—	(15)
Management fees	—	—	3,725	(3,725)	—
Equity in earnings of affiliates	(5,684)	(4,744)	—	10,428	—
Total operating expenses	19	(3,254)	86,711	6,703	90,179
Operating income (loss)	8,432	5,684	13,520	(10,428)	17,208
Interest expense, net	(12,952)	—	(1,385)	—	(14,337)
(Loss) income before taxes and discontinued operations	(4,520)	5,684	12,135	(10,428)	2,871
Provision for income taxes	1,849	—	57	—	1,906
(Loss) income from continuing operations	(6,369)	5,684	12,078	(10,428)	965
Income from discontinued operations, net of taxes	—	—	(246)	—	(246)
Net (loss) income	(6,369)	5,684	11,832	(10,428)	719
Net income attributable to noncontrolling interests	—	—	(7,088)	—	(7,088)
Net (loss) income attributable to Symbion, Inc.	$(6,369)	$5,684	$4,744	$(10,428)	$(6,369)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$25,200	$4,788	$302,582	$(11,322)	$321,248
Operating expenses:
Salaries and benefits	—	2,264	88,787	—	91,051
Supplies	—	449	74,204	—	74,653
Professional and medical fees	—	460	23,854	—	24,314
Rent and lease expense	—	378	17,274	—	17,652
Other operating expenses	—	196	23,231	—	23,427
Cost of revenues	—	3,747	227,350	—	231,097
General and administrative expense	16,812	—	—	—	16,812
Depreciation and amortization	510	127	14,410	—	15,047
Provision for doubtful accounts	—	70	5,566	—	5,636
Income on equity investments	—	(1,171)	—	—	(1,171)
Proceeds from litigation settlements	(15)	—	—	—	(15)
(Gain) loss on disposal of long-lived assets, net	(72)	—	278	—	206
Loss on debt extinguishment	4,751	—	—	—	4,751
Management fees	—	—	11,322	(11,322)	—
Equity in earnings of affiliates	(23,778)	(21,763)	—	45,541	—
Total operating expenses	(1,792)	(18,990)	258,926	34,219	272,363
Operating income (loss)	26,992	23,778	43,656	(45,541)	48,885
Interest expense, net	(40,058)	—	341	—	(39,717)
(Loss) income before taxes and discontinued operations	(13,066)	23,778	43,997	(45,541)	9,168
Provision (benefit) for income taxes	4,395	—	462	—	4,857
(Loss) income from continuing operations	(17,461)	23,778	43,535	(45,541)	4,311
Income from discontinued operations, net of taxes	—	—	127	—	127
Net (loss) income	(17,461)	23,778	43,662	(45,541)	4,438
Net income attributable to noncontrolling interests	—	—	(21,899)	—	(21,899)
Net (loss) income attributable to Symbion, Inc.	$(17,461)	$23,778	$21,763	$(45,541)	$(17,461)

SYMBION, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2012
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Net Income	$(13,251)	$19,344	$44,106	$(35,751)	$14,448
Other comprehensive income, net of income taxes:
Recognition of interest rate swap liability to earnings	—	—	—	—	—
Comprehensive income	(13,251)	19,344	44,106	(35,751)	14,448
Less: Comprehensive income attributable to noncontrolling interests	—	—	(27,699)	—	(27,699)
Comprehensive loss attributable to Symbion, Inc.	$(13,251)	$19,344	$16,407	$(35,751)	$(13,251)

SYMBION, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Net Income	$(17,461)	$23,778	$43,662	$(45,541)	$4,438
Other comprehensive income, net of income taxes:
Recognition of interest rate swap liability to earnings	314	—	—	—	314
Comprehensive income	(17,147)	23,778	43,662	(45,541)	4,752
Less: Comprehensive income attributable to noncontrolling interests	—	—	(21,899)	—	(21,899)
Comprehensive loss attributable to Symbion, Inc.	$(17,147)	$23,778	$21,763	$(45,541)	$(17,147)

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2012
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(13,251)	$19,344	$44,106	$(35,751)	$14,448
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	1,258	—	1,258
Depreciation and amortization	296	65	16,040	—	16,401
Amortization of deferred financing costs and debt issuance discount	2,843	—	—	—	2,843
Non-cash payment-in-kind interest option	6,166	—	—	—	6,166
Non-cash stock option compensation expense	1,944	—	—	—	1,944
Non-cash gains on disposal of investments and long-lived assets, net	(328)	—	—	—	(328)
Deferred income taxes	6,848	—	—	—	6,848
Equity in earnings of affiliates	(19,344)	(16,407)	—	35,751	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—	(1,276)	—	—	(1,276)
Provision for doubtful accounts	—	—	7,804	—	7,804
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(2,735)	—	(2,735)
Other assets and liabilities	17,550	15,205	(30,068)	—	2,687
Net cash provided by operating activities - continuing operations	2,724	16,931	36,405	—	56,060
Net cash used in operating activities - discontinued operations	—	—	(157)	—	(157)
Net cash provided by operating activities	2,724	16,931	36,248	—	55,903
Cash flows from investing activities:
Purchases of property and equipment, net	(291)	—	(9,819)	—	(10,110)
Payments and proceeds from acquisitions and divestitures, net of cash acquired	—	(18,474)	—	—	(18,474)
Change in other assets	—	—	84	—	84
Net cash used in investing activities - continuing operations	(291)	(18,474)	(9,735)	—	(28,500)
Net cash provided by investing activities - discontinued operations	—	—	7,248	—	7,248
Net cash used in investing activities	(291)	(18,474)	(2,487)	—	(21,252)
Cash flows from financing activities:
Principal payments on long-term debt	—	—	(6,532)	—	(6,532)
Proceeds from debt issuances	—	—	10,257	—	10,257
Distributions to noncontrolling interest partners	—	—	(28,890)	—	(28,890)
Payments for unit activities	(391)	—	—	—	(391)
Other financing activities	—	—	(62)	—	(62)
Net cash used in financing activities - continuing operations	(391)	—	(25,227)	—	(25,618)
Net cash used in financing activities - discontinued operations	—	—	(307)	—	(307)
Net cash used in financing activities	(391)	—	(25,534)	—	(25,925)
Net increase (decrease) in cash and cash equivalents	2,042	(1,543)	8,227	—	8,726
Cash and cash equivalents at beginning of period	5,509	27,617	35,315	—	68,441
Cash and cash equivalents at end of period	$7,551	$26,074	$43,542	$—	$77,167

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2011
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(17,461)	$23,778	$43,662	$(45,541)	$4,438
Adjustments to reconcile net (loss) income to net cash from operating activities:
Income from discontinued operations	—	—	(127)	—	(127)
Depreciation and amortization	510	127	14,410	—	15,047
Amortization of deferred financing costs	1,903	—	—	—	1,903
Non-cash payment-in-kind interest option	17,797	—	—	—	17,797
Non-cash stock option compensation expense	1,002	—	—	—	1,002
Non-cash recognition of other comprehensive income into earnings	665	—	—	—	665
Non-cash losses on disposal of investments and long-lived assets, net	206	—	—	—	206
Loss on debt extinguishment	4,751	—	—	—	4,751
Deferred income taxes	4,576	—	—	—	4,576
Equity in earnings of affiliates	(23,778)	(21,763)	—	45,541	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—	342	—	—	342
Provision for doubtful accounts	—	70	5,566	—	5,636
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(2,699)	—	(2,699)
Other assets and liabilities	37,333	(7,875)	(23,563)	—	5,895
Net cash provided by (used in) operating activities - continuing operations	27,504	(5,321)	37,249	—	59,432
Net cash provided by operating activities - discontinued operations	—	—	1,967	—	1,967
Net cash provided by (used in) operating activities	27,504	(5,321)	39,216	—	61,399
Cash flows from investing activities:
Payments and proceeds from acquisitions and divestitures, net of cash acquired	(6,588)	—	—	—	(6,588)
Purchases of property and equipment, net	(64)	—	(5,813)	—	(5,877)
Change in other assets	—	—	(213)	—	(213)
Net cash used in investing activities - continuing operations	(6,652)	—	(6,026)	—	(12,678)
Net cash used in investing activities - discontinued operations	—	—	(239)	—	(239)
Net cash used in investing activities	(6,652)	—	(6,265)	—	(12,917)
Cash flows from financing activities:
Principal payments on long-term debt	(348,702)	—	(5,241)	—	(353,943)
Proceeds from debt issuances	342,526	—	4,977	—	347,503
Distributions to noncontrolling interest partners	—	—	(25,107)	—	(25,107)
Payment for debt issuance costs	(11,929)	—	—	—	(11,929)
Payments for unit activities	(2,800)	—	—	—	(2,800)
Other financing activities	—	—	60	—	60
Net cash used in financing activities - continuing operations	(20,905)	—	(25,311)	—	(46,216)
Net cash used in financing activities - discontinued operations	—	—	(57)	—	(57)
Net cash used in financing activities	(20,905)	—	(25,368)	—	(46,273)
Net (decrease) increase in cash and cash equivalents	(53)	(5,321)	7,583	—	2,209
Cash and cash equivalents at beginning of period	14,668	27,700	30,117	—	72,485
Cash and cash equivalents at end of period	$14,615	$22,379	$37,700	$—	$74,694

9. Subsequent Events

Effective October 4, 2012, the Company acquired the remaining 44.0%, ownership interest in its surgical facility located in Great Falls, Montana, for approximately $4.0 million. Prior to this acquisition, the Company held a 56.0% ownership interest in this facility. The acquisition was funded with cash from operations.

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

Executive Overview

We own and operate a national network of short stay surgical facilities in 27 states, in joint ownership with physicians and physician groups, hospitals and hospital systems. We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure.  We believe this approach aligns our interests with those of our partners. Our surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, gastroenterology and ophthalmology.  Some of our hospitals also provide acute care services such as diagnostic imaging, pharmacy, oncology, laboratory, obstetrics, physical therapy and wound care.

As of November 9, 2012, we owned and operated 52 surgical facilities, including 45 ASCs and seven surgical hospitals.  We also managed ten additional ASCs.  We owned a majority interest in 33 of the 52 surgical facilities and consolidated 48 facilities for financial reporting purposes.  In addition to our surgical facilities, we also manage one physician clinic in a market in which we operate an ASC and a surgical hospital.

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

We continue to focus on improving the performance of our same store facilities and acquiring facilities on a selective basis that we believe have favorable growth potential. Effective October 4, 2012, we acquired the remaining 44.0% ownership interest in our surgical facility located in Great Falls, Montana, for approximately $4.0 million. Prior to the acquisition, we held a 56.0% ownership interest in this surgical facility. Effective June 20, 2012, we acquired a 58.3% ownership interest in a surgical hospital located in Lubbock, Texas for approximately $10.3 million. Effective June 1, 2012, we acquired a 60.0% ownership interest in a surgical facility located in St. Louis, Missouri for approximately $7.6 million. We consolidate the Lubbock, Texas surgical hospital, the St. Louis surgical facility and the Great Falls, Montana surgical facility for financial reporting purposes.

Revenues

Our revenues consist of patient service revenues, physician service revenues and other service revenues.  Our patient service revenues relate to fees charged for surgical or diagnostic procedures and other services performed at surgical facilities that we consolidate for financial reporting purposes.  Physician service revenues are revenues from the physician network and consist of reimbursed expenses, plus participation in the excess of revenues over expenses of the physician network, as provided for in our service agreement with the physician network.  We cancelled this service agreement as of September 30, 2011. Other service revenues consist of management and administrative service fees derived from the non-consolidated facilities that we account for under the equity method, management of surgical facilities in which we do not own an interest, and management services we provide to physician clinics for which we are not required to provide capital or additional assets.

The following tables summarize our revenues by service type as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Patient service revenues	98%	98%	98%	97%
Physician service revenues	—	1	—	2
Other service revenues	2	1	2	1
Total	100%	100%	100%	100%

Payor Mix

The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Private insurance	61%	64%	62%	67%
Government	33	27	31	26
Self-pay	3	4	3	3
Other	3	5	4	4
Total	100%	100%	100%	100%

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

The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Ear, nose and throat	5.0%	5.3%	5.6%	5.9%
Gastrointestinal	28.5	30.7	29.5	30.6
General surgery	3.5	4.3	3.4	3.9
Obstetrics/gynecology	3.6	3.0	3.1	2.8
Ophthalmology	16.5	15.9	16.3	15.7
Orthopedic	16.2	16.9	16.8	17.1
Pain management	13.7	14.3	13.9	14.0
Plastic surgery	2.6	2.5	2.7	2.7
Other	10.4	7.1	8.7	7.3
Total	100%	100%	100%	100%

Case Growth

Same Store Information

We define same store facilities as those facilities that were operating throughout both the three or nine months ended September 30, 2012 and 2011, as applicable. The following same store facility table includes information about both consolidated surgical facilities included in continuing operations whose revenue is included in our revenue and non-consolidated surgical facilities whose revenue is not reported in our revenue, as we account for these surgical facilities using the equity method.  This same store facilities table is presented to allow comparability to other companies in our industry for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cases	58,288	60,879	182,318	183,011
Case growth	(4.3)%	N/A	(0.4)%	N/A
Net patient service revenue per case	$2,146	$1,897	$2,127	$1,900
Net patient service revenue per case growth	13.1%	N/A	11.9%	N/A
Number of same store surgical facilities	49	N/A	49	N/A

Consolidated Information

The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated. Accordingly, the table includes surgical facilities that we have acquired, developed or disposed of since January 1, 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cases	56,703	57,148	174,131	170,617
Case growth	(0.8)%	N/A	2.1%	N/A
Net patient service revenue per case	$2,193	$1,824	$2,095	$1,832
Net patient service revenue per case growth	20.2%	N/A	14.4%	N/A
Number of consolidated surgical facilities	48	N/A	48	N/A

Sources of Revenue and Recent Regulatory Developments

We are dependent upon private and government third-party sources of payment for the services we provide. The amounts that our surgical facilities receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid, and state and federal regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. The disclosure in this section is meant to supplement, and should be read in connection with, the disclosures set forth under the headings "Sources of Revenue" and "Governmental Regulation" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011 and "Sources of Revenue and Recent Regulatory Developments" in Item 2 of our Quarterly Reports of Form 10-Q for the periods ended March 31, 2012 and June 30, 2012, respectively.

 Medicare Reimbursement-Ambulatory Surgery Centers

Payments under the Medicare program to ASCs are made under a system whereby the Secretary of the Department of Health and Human Services determines payment amounts prospectively for various categories of medical services performed in ASCs. Beginning in 2008, CMS transitioned Medicare payments to ASCs to a system based upon the hospital outpatient prospective payment system ("OPPS"). On November 1, 2012, CMS issued a final rule to update the Medicare program's payment policies and rates for ASCs for calendar year ("CY") 2013. The final rule applies a 0.6% increase to the ASC payment rate for CY 2013.

Medicare Reimbursement-Hospital Inpatient Services

Seven of our surgical facilities are licensed as hospitals. Most inpatient services provided by hospitals are reimbursed by Medicare under the inpatient prospective payment system (“IPPS”). Under this prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on each patient's final assigned Medicare-severity diagnosis related group (“MS-DRG”). Each MS-DRG is assigned a payment rate that is prospectively set using national average resources used per case for treating a patient with a particular diagnosis. This MS-DRG assignment also affects the prospectively determined capital rate paid with each MS-DRG. MS-DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. The index used to adjust the MS-DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services.

On August 31, 2012, CMS issued the IPPS final rule for federal fiscal year (“FFY”) 2013, which began on October 1, 2012. Under the final rule, hospitals that report quality data under the Inpatient Quality Reporting Program will receive a 2.8% payment rate increase for inpatient hospital stays paid under the IPPS and hospitals that do not report quality data will be subject to a 0.8% increase in payment rates. The IPPS final rule also finalized the methodology for calculating payment reductions to hospitals with excess readmissions, as required by the Affordable Care Act. Beginning on October 1, 2012, hospitals subject to this rule will receive a payment reduction of the higher of a ratio of the hospital's aggregate dollars for excess readmissions to their aggregate dollars for all discharges, or 0.99 (that is, or a 1 percent reduction). CMS estimates that the hospital readmissions reduction program will result in a 0.3% ($270 million) decrease in overall payments to hospitals. Future realignments in the MS-DRG system could impact the margins we receive for certain services and additional adjustments will reduce IPPS payments to hospitals and could adversely impact our Medicare revenues.

Medicare Reimbursement-Hospital Outpatient Services

On November 1, 2012, CMS issued the final OPPS rates for hospitals for CY 2013. Under the final rule, the market basket update for CY 2013 for hospitals under the OPPS is a 1.8 % increase. Hospitals that submit quality data in accordance with the Hospital Outpatient Quality Data Reporting Program will receive the full 1.8% market basket update, while those that do not submit quality data will instead be subject to a 0.2% decrease in reimbursement.

Adoption of Electronic Health Records

The HITECH Act  includes provisions designed to increase the use of Electronic Health Records (“EHR”) by both physicians and hospitals. Beginning with FFY 2011 and extending through FFY 2016, eligible hospitals may receive reimbursement incentives based upon successfully demonstrating ”meaningful use” of its certified EHR technology. Beginning in FFY 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in reimbursements. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages. Stage 1 has been in effect since 2011 and on August 23, 2012, HHS released final requirements for Stage 2, which will take effect starting in 2014. We strive to comply with the EHR meaningful use requirements of the HITECH Act so as to qualify for incentive payments. Continued implementation of EHR and compliance with the HITECH Act will result in significant costs.  During the three months ended September 30, 2012, we satisfied the meaningful use provisions and recognized an aggregate of $603,000 of EHR incentives at certain of our hospitals. We do not currently know the extent of additional cost that will be associated with implementation of additional systems or the amount of future incentives that we will receive.

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

Operating Income Margin

Our operating income margin for the three months ended September 30, 2012, decreased to 14.2% from 16.0% for the three months ended September 30, 2011. Effective June 20, 2012, we acquired a 58.3% ownership interest in a surgical hospital located in Lubbock, Texas. During the third quarter, we made significant investments in a new service line for the hospital. In addition, we incurred expenses related to the implementation of EHR technology at this hospital. As a result of these additional costs related to these investments, this facility experienced a low operating margin. In addition, during the three months ended September 30, 2011 we had a favorable periodic inventory adjustment of approximately $1.0 million from supplies related to an investment in a new service line at an existing surgical hospital. Excluding these items, our operating income margin remained consistent for the comparable three month periods.

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

Discontinued Operations and Divestitures

From time to time, the Company evaluates its portfolio of surgical facilities to ensure the facilities are performing as expected. The following summary presents those facilities divested in 2012 which the Company reports as discontinued operations:

Facility	Period in which facility identified for disposal (reclassified to discontinued operations)	Sale or disposal date	Loss (gain) recorded in discontinued operations
Fort Worth, Texas	December 31, 2011	February 29, 2012	$(78)
Austin, Texas	December 31, 2011	July 1, 2012	$(1,100)
Greenville, South Carolina	March 31, 2012	August 31, 2012	$1,778

Effective August 31, 2012, we divested our interest in a surgical facility located in Greenville, South Carolina for net proceeds of $348,000. This facility was previously consolidated for financial reporting purposes. Concurrent with the disposal, we entered into a management agreement with the buyer. The management agreement has a term of one year. We recorded a loss on the disposal of approximately $1.7 million during the third quarter of 2012.
Effective July 1, 2012, we, along with our physician investors in the facility, divested our interests in an ASC located in Austin, Texas for aggregate net proceeds of approximately $4.4 million. Additionally, we terminated our management agreement with this facility and received cash proceeds of approximately $2.0 million. This facility was previously consolidated for financial reporting purposes. We recorded a gain on the disposal of approximately $1.1 million during the third quarter of 2012.

Effective February 29, 2012, we, along with our physician investors in the facility, divested our interest in a surgical facility located in Fort Worth, Texas for aggregate net proceeds of $1.9 million. Additionally, we terminated our management agreement with this facility and received cash proceeds of approximately $1.1 million. We recorded a gain, net of income attributable to noncontrolling interests, of $78,000 which is included in the loss from discontinued operations. Included in this gain is an allocated disposal of goodwill of $1.3 million.
Revenues, (loss) income from operations, before taxes, income tax provision, (gain) loss on sale, net of taxes, and (loss) income from discontinued operations, net of taxes, for the periods indicated, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$7	$3,338	$4,013	$10,342
(Loss) income from operations, before taxes	$(209)	$173	$(1,461)	$654
Income tax provision	$—	$15	$37	$35
(Gain) loss on sale, net of taxes	$387	$404	$(240)	$492
(Loss) income from discontinued operations, net of taxes	$(596)	$(246)	$(1,258)	$127

Effective April 30, 2012, we divested our interest in a surgical facility located in Nashville, Tennessee for net proceeds of $1.3 million. This facility was previously accounted for as an equity method investment for financial reporting purposes. We recorded a gain on the disposal of approximately $688,000 during the second quarter of 2012.
Results of Operations

The following table summarizes certain statements of operations items for each of the three and nine months ended September 30, 2012 and 2011. The table also shows the percentage relationship to revenues for the periods indicated:

	Three Months Ended September 30,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$126,313	100%	$107,387	100%
Cost of revenues	95,578	75.7	77,526	72.2
General and administrative expense	5,684	4.5	5,400	5.0
Depreciation and amortization	5,641	4.5	5,001	4.7
Provision for doubtful accounts	3,002	2.4	2,631	2.5
Income on equity investments	(1,251)	(1.0)	(515)	(0.5)
(Gain) loss on disposal of investments and long-lived assets, net	293	0.2	151	0.1
Proceeds from litigation settlements	—	—	(15)	—
Electronic health record incentives	(603)	(0.6)	—	—
Total operating expenses	108,344	85.8	90,179	84.0
Operating income	17,969	14.2	17,208	16.0
Interest expense, net	(14,538)	(11.5)	(14,337)	(13.4)
Income before income taxes and discontinued operations	3,431	2.7	2,871	2.7
Provision for income taxes	1,222	1.0	1,906	1.8
Income from continuing operations	2,209	1.7	965	0.9
Loss from discontinued operations, net of taxes	(596)	(0.5)	(246)	(0.2)
Net income	1,613	1.2	719	0.7
Less: Net income attributable to noncontrolling interests	(7,061)	(5.5)	(7,088)	(6.5)
Net loss attributable to Symbion, Inc.	$(5,448)	(4.3)%	$(6,369)	(5.8)%

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$370,466	100%	$321,248	100%
Cost of revenues	267,412	72.2	231,097	71.9
General and administrative expense	19,970	5.4	16,812	5.2
Depreciation and amortization	16,401	4.4	15,047	4.7
Provision for doubtful accounts	7,804	2.1	5,636	1.8
Income on equity investments	(2,929)	(0.8)	(1,171)	(0.4)
Gain on disposal of investments and long-lived assets, net	(328)	(0.1)	206	0.1
Proceeds from litigation settlements	(232)	(0.1)	(15)	—
Electronic health record incentives	(603)	(0.2)	—	—
Loss on debt extinguishment	—	—	4,751	1.5
Total operating expenses	307,495	82.9	272,363	84.7
Operating income	62,971	17.0	48,885	15.2
Interest expense, net	(43,210)	(11.7)	(39,717)	(12.4)
Income before income taxes and discontinued operations	19,761	5.3	9,168	2.9
Provision for income taxes	4,055	1.1	4,857	1.5
Income from continuing operations	15,706	4.2	4,311	1.4
(Loss) income from discontinued operations, net of taxes	(1,258)	(0.2)	127	—
Net income	14,448	4.0	4,438	1.4
Less: Net income attributable to noncontrolling interests	(27,699)	(7.5)	(21,899)	(6.8)
Net loss attributable to Symbion, Inc.	$(13,251)	(3.5)%	$(17,461)	(5.4)%

Three Months Ended September 30, 2012 Compared To Three Months Ended September 30, 2011

Overview. During the three months ended September 30, 2012, our revenues increased 17.6% to $126.3 million from $107.4 million for the three months ended September 30, 2011. We incurred a net loss attributable to Symbion, Inc. for the 2012 period of $5.5 million, compared to a loss of $6.4 million for the 2011 period. Our financial results for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, reflect the net reduction of one surgical facility which we account for as an equity method investment.

Revenues. Revenues for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 were as follows (in thousands):

	2012	2011	Dollar Variance	Percent Variance
Patient service revenues	$124,335	$104,235	$20,100	19.3%
Physician service revenues	—	1,553	(1,553)	(100.0)
Other service revenues	1,978	1,599	379	23.7
Revenues	$126,313	$107,387	$18,926	17.6%

Patient service revenues increased 19.3% to $124.3 million for the three months ended September 30, 2012 compared to $104.2 million for the three months ended September 30, 2011. This increase is primarily attributable to an increase in net patient service revenue per case of 20.2% due to an increase in higher acuity cases and ancillary services performed at our surgical hospitals as well as surgical facilities acquired since October 1, 2011.
Cost of Revenues. Cost of revenues for the three months ended September 30, 2012 was $95.6 million compared to $77.5 million for the three months ended September 30, 2011. This increase is attributable to an increase in higher acuity cases and ancillary services performed at our surgical hospitals, as well as surgical facilities acquired since October 1, 2011. Additionally, we made significant investments in a new service line at one of our surgical hospitals. We also incurred expenses related to the implementation of EHR technology at one of our surgical hospitals. As a percentage of revenues, cost of revenues increased to 75.7% for the 2012 period compared to 72.2% for the 2011 period.

General and Administrative Expense. General and administrative expense increased to $5.7 million for the three months ended September 30, 2012 compared to $5.4 million for the three months ended September 30, 2011.

Depreciation and Amortization. Depreciation and amortization expense increased to $5.6 million for the three months ended September 30, 2012 compared to $5.0 million for the three months ended September 30, 2011. As a percentage of revenues, depreciation and amortization expense decreased to 4.5% for the 2012 period compared to 4.7% for the 2011 period.

Provision for Doubtful Accounts. The provision for doubtful accounts increased to $3.0 million for the 2012 period compared to $2.6 million for the 2011 period. As a percentage of revenues, the provision for doubtful accounts decreased to 2.4% for the 2012 period from 2.5% for the 2011 period.

Electronic Health Record Incentives. During the three months ended September 30, 2012, we satisfied the meaningful use provisions of the Affordable Care Act and recognized an aggregate of $603,000 of revenue from EHR incentives at certain of our surgical hospitals.

Operating Income. Our operating income increased to $17.9 million for the three months ended September 30, 2012 compared to $17.4 million for the three months ended September 30, 2011. This increase is attributable to an increase in net patient revenue per case due to an increase in higher acuity cases and ancillary services performed at our surgical hospitals, as well as surgical facilities acquired since October 1, 2011. Additionally, we made significant investments in a new service line at one of our surgical hospitals and incurred expenses related to the implementation of EHR technology at one of our surgical hospitals.

Provision for Income Taxes.  The provision for income taxes decreased to $1.2 million for the three months ended September 30, 2012 compared to $1.9 million for the three months ended September 30, 2011. Tax expense in both periods is primarily due to the recording of non-cash deferred income tax expense related to our joint venture investments.

Nine Months Ended September 30, 2012 Compared To Nine Months Ended September 30, 2011

Overview. During the nine months ended September 30, 2012, our revenues increased 15.3% to $370.5 million from $321.2 million for the nine months ended September 30, 2011. We incurred a net loss attributable to Symbion, Inc. for the 2012 period of $11.6 million, excluding our $1.7 million stock option plan modification charge taken during the first quarter of 2012, compared to $12.7 million for the 2011 period, excluding our $4.8 million loss on debt extinguishment.

Revenues. Revenues for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 were as follows (in thousands):

	2012	2011	Dollar Variance	Percent Variance
Patient service revenues	$364,782	$312,568	$52,214	16.7%
Physician service revenues	—	4,483	(4,483)	(100.0)
Other service revenues	5,684	4,197	1,487	35.4
Revenues	$370,466	$321,248	$49,218	15.3%

Patient service revenues increased 16.7% to $364.8 million for the nine months ended September 30, 2012 compared to $312.6 million for the nine months ended September 30, 2011. This increase is due to case growth of 2.1% and an increase in net patient revenue per case of 14.4% due to an increase in higher acuity cases and ancillary services performed at our surgical hospitals. The increase in case growth is attributable to growth at our existing surgical facilities, as well as surgical facilities acquired since January 1, 2011.
Cost of Revenues. Cost of revenues for the nine months ended September 30, 2012 was $267.4 million compared to $231.1 million for the nine months ended September 30, 2011. This increase is attributable to overall case growth and an increase in higher acuity cases and ancillary services performed at our surgical hospitals, as well as surgical facilities acquired since January 1, 2011. As a percentage of revenues, cost of revenues increased to 72.2% for the 2012 period compared to 71.9% for the 2011 period.

General and Administrative Expense. General and administrative expense increased to $20.0 million for the nine months ended September 30, 2012 compared to $16.8 million for the nine months ended September 30, 2011. Included in the expense for the 2012 period is a $1.6 million stock option plan modification charge and a $2.2 million increase in incentive compensation expense. As a percentage of revenues, excluding the stock option plan modification charge and the increase in incentive compensation expense, our general and administrative expense decreased to 4.3% for the 2012 period compared to 5.2% for the 2011 period. This decrease is primarily attributable to our leveraging of corporate overhead costs while continuing to increase revenue at our existing facilities and through recent acquisitions.

Depreciation and Amortization. Depreciation and amortization expense increased to $16.4 million for the nine months ended September 30, 2012 compared to $15.0 million for the nine months ended September 30, 2011. As a percentage of revenues, depreciation and amortization expense decreased to 4.4% for the 2012 period compared to 4.7% for the 2011 period.

Provision for Doubtful Accounts. The provision for doubtful accounts increased to $7.8 million for the 2012 period compared to $5.6 million for the 2011 period. As a percentage of revenues, the provision for doubtful accounts increased to 2.1% for the 2012 period from 1.8% for the 2011 period.

Gains on disposal of investments and long-lived assets, net. During the second quarter of 2012, we disposed of our ownership interest in a surgical facility located in Nashville, Tennessee. We recorded a gain on the disposal of $688,000. This facility was recorded as an equity method investment for financial reporting purposes. This gain is partially offset by losses on asset dispositions at various facilities.

Operating Income. Our operating income, excluding our stock option plan modification charge of $1.7 million, increased to $64.8 million for the nine months ended September 30, 2012 compared to $53.9 million for the nine months ended September 30, 2011, excluding our loss on debt extinguishment. This increase is primarily attributable to a combination of overall case growth and an increase in net patient revenue per case due to an increase in higher acuity cases and ancillary services performed at our surgical hospitals, as well as surgical facilities acquired since January 1, 2011.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased to $43.2 million for the nine months ended September 30, 2012 compared to $39.7 million for the nine months ended September 30, 2011. This increase is primarily attributable to the increase in long-term debt due to our PIK elections and a higher interest rate on our Senior Secured Notes compared to our previous variable rate senior secured credit facility.

Provision for Income Taxes.  The provision for income taxes decreased to $4.1 million for the nine months ended September 30, 2012 compared to $4.9 million for the nine months ended September 30, 2011. Tax expense in both periods is primarily due to the recording of non-cash deferred income tax expense related to our joint venture investments.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests increased to $27.7 million for the nine months ended September 30, 2012 compared to $21.9 million for the nine months ended September 30, 2011. As a percentage of revenues, net income attributable to noncontrolling interests increased to 7.5% for the 2012 period compared to 6.8% for the 2011 period. This increase is primarily attributable to an increase in operating income at one of our surgical hospitals in which we do not hold a majority ownership but consolidate for financial reporting purposes.

Liquidity and Capital Resources

Operating Activities

During the nine months ended September 30, 2012, we generated operating cash flow from continuing operations of $56.1 million compared to $59.4 million for the nine months ended September 30, 2011. This decrease is primarily attributable to $10.4 million of cash interest payments on our Toggle Notes. At September 30, 2012, we had working capital of $66.7 million compared to $89.6 million at December 31, 2011. This decrease is primarily related to the mandatory redemption provision of the indenture governing our Toggle Notes, requiring a mandatory cash redemption of $21.2 million payable on August 23, 2013. This obligation is recorded as a current liability as of September 30, 2012.

Investing Activities

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2012 was $28.5 million which included $18.5 million of payments and proceeds from acquisitions and divestitures, net of cash acquired of $1.9 million. Our acquisition activity was funded with cash from continuing operations. Additionally, the 2012 period included $10.1 million related to purchases of property and equipment which was funded with cash from continuing operations.

Included in cash provided by investing activities from discontinued operations during the nine months ended September 30, 2012 is $1.7 million of proceeds, net of noncontrolling interest, as a result of the disposal of our facility located in Fort Worth, Texas, as well as $5.2 million of proceeds, net of noncontrolling interest, as a result of the disposal of one of our facilities located in Austin, Texas.

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2011 was $12.7 million, which included $5.9 million related to purchases of property and equipment. Cash used in investing activities in the 2011 period was funded primarily with cash from continuing operations.
Financing Activities

Net cash used in financing activities from continuing operations during the nine months ended September 30, 2012 was $25.6 million. We distributed $28.9 million in cash to noncontrolling interest partners. We also made scheduled payments on our long-term debt of $6.5 million. We incurred additional facility level financing of $10.3 million during the nine months ended September 30, 2012.

Net cash used in financing activities from continuing operations during the nine months ended September 30, 2011 was $46.2 million. We distributed $25.1 million in cash to noncontrolling interest partners. Additionally, during the 2011 period, we used cash of $11.9 million as part of our debt issuance and extinguishment during our debt restructuring in June 2011.

Long-Term Debt

The Company's long-term debt is summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Credit Facility	$—	$—
Senior Secured Notes, net of debt issuance discount of $4,106 and $4,799, respectively	336,893	336,201
Toggle Notes	94,724	94,724
PIK Exchangeable Notes	105,469	101,413
Notes Payable and Secured Loans	29,794	21,627
Capital lease obligations	4,546	4,311
	571,426	558,276
Less current maturities	(37,623)	(13,582)
Total	$533,803	$544,694

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

During the third quarter of 2012, we obtained a letter of credit under the Credit Facility for $465,000. This letter of credit was required as part of our workers' compensation insurance coverage. The issuance of this letter of credit reduced our available borrowings under the Credit Facility. As of September 30, 2012, $49.5 million was available under the Credit Facility.

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

The Credit Facility contains financial covenants requiring us not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change. At September 30, 2012, we were in compliance with all material covenants contained in the Credit Facility.

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

We may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. Prior to June 15, 2014, in each of 2011, 2012 and 2013, we may redeem up to 10% of the original aggregate principal amount of the Senior Secured Notes at a price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest. We may also redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with proceeds of certain equity offerings at any time prior to June 15, 2014. At September 30, 2012, we had not redeemed any of our Senior Secured Notes.

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
At September 30, 2012, we were in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.

Scheduled amortization of the discount recorded in connection with the Senior Secured Notes is as follows (in thousands):

Discount attributable to Senior Secured Notes
October 1, 2012 through December 31, 2012	$234
January 1, 2013 through December 31, 2013	1,006
January 1, 2014 through December 31, 2014	1,092
January 1, 2015 through December 31, 2015	1,186
January 1, 2016 through June 15, 2016	588
Total	$4,106

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
Between August 23, 2008 and August 23, 2011, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes increased by $71.0 million from the issuance of the Toggle Notes to September 30, 2012. Beginning with our February 2012 interest payment, all interest under our Toggle Notes is required to be paid in cash. We have accrued $1.1 million in interest on the Toggle Notes in other accrued expenses as of September 30, 2012.

In connection with the Offering, we repurchased $70.8 million aggregate principal amount of the Toggle Notes, at par plus accrued and unpaid interest of $2.6 million, and exchanged $85.4 million aggregate principal amount of Toggle Notes, at par plus accrued interest of $3.1 million, for $88.5 million aggregate principal amount of PIK Exchangeable Notes.
The indenture governing the Toggle Notes includes a mandatory redemption provision. Under this provision, if the Toggle Notes would otherwise constitute applicable high yield discount obligations ("AHYDO"), within the meaning of Section 163(i)(1) of the Tax Code, we are required to redeem, for cash, a portion of the Toggle Notes then outstanding, equal to the mandatory principal redemption amount. Under the mandatory redemption provisions of the Toggle Notes, $21.2 million of principal balance outstanding is due and payable on August 23, 2013.
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
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At September 30, 2012, we were in compliance with all material covenants contained in the indenture governing the Toggle Notes.

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

The PIK Exchangeable Notes will mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on each June 15 and December 15 of each year, commencing on December 15, 2011. We will not pay interest in cash on the PIK Exchangeable Notes. Instead, we will pay interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. We have accrued $2.5 million in interest on the PIK Exchangeable Notes in other accrued expenses as of September 30, 2012. We record this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, we reclassify the accrued interest to long-term debt. Due to the required payment-in-kind, we increased the principal amount of the PIK Exchangeable Notes by $3.8 million during 2011 and $4.1 million during the nine months ended September 30, 2012.

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

We recorded the PIK Exchangeable Notes in accordance with ASC Topic 470, Debt. In the exchange, the new PIK Exchangeable Notes were recorded at fair value. At September 30, 2012, we were in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.
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

Capital Lease Obligations

We are liable to various vendors for several equipment leases.  The carrying value of the leased assets was $5.9 million and $5.2 million as of September 30, 2012 and December 31, 2011, respectively.
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

ASU 2011-05, Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, which eliminated our ability to present components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted the provisions of ASU 2011-05 during the first quarter of 2012 and retrospectively for all periods presented with the inclusion of a separate, consecutive consolidated statement of comprehensive income. Through September 30, 2012, our only component of other comprehensive income related to changes in the fair value of our interest rate swap derivative instrument. The adoption of ASU 2011-05 did not impact our financial position, results of operations or cash flows.

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

The following table reconciles EBITDA to net cash provided by operating activities - continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
EBITDA	$17,019	$15,606	$53,289	$47,992
Depreciation and amortization	(5,641)	(5,001)	(16,401)	(15,047)
Non-cash (losses) gains	(293)	(151)	328	(4,957)
Non-cash stock option compensation expense	(177)	(334)	(1,944)	(1,002)
Interest expense, net	(14,538)	(14,337)	(43,210)	(39,717)
Provision for income taxes	(1,222)	(1,906)	(4,055)	(4,857)
Net income attributable to noncontrolling interests	7,061	7,088	27,699	21,899
Income (loss) on discontinued operations, net of taxes	(596)	(246)	(1,258)	127
Net income	1,613	719	14,448	4,438
Loss (income) from discontinued operations	596	246	1,258	(127)
Depreciation and amortization	5,641	5,001	16,401	15,047
Amortization of deferred financing costs	954	1,042	2,843	1,903
Non-cash payment-in-kind interest option	2,109	4,431	6,166	17,797
Non-cash stock option compensation expense	177	334	1,944	1,002
Non-cash recognition of other comprehensive income into earnings	—	—	—	665
Non-cash (gains) and losses, net	293	151	(328)	206
Loss on debt extinguishment	—	—	—	4,751
Deferred income taxes	4,298	1,852	6,848	4,576
Equity in earnings of unconsolidated affiliates, net of distributions received	(422)	(59)	(1,276)	342
Provision for doubtful accounts	3,003	2,631	7,804	5,636
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(174)	(409)	(2,735)	(2,699)
Other assets and liabilities	4,874	4,779	2,687	5,895
Net cash provided by operating activities - continuing operations	$22,962	$20,718	$56,060	$59,432
Other Data:
Number of surgical facilities included in continuing operations, as of the end of period(1)	57	54	57	54

(1)	Includes surgical facilities that we manage but in which we have no ownership.

The following table reconciles Consolidated Adjusted EBITDA to EBITDA and EBITDA to net cash provided by operating activities—continuing operations:

Twelve Months Ended September 30, 2012
(dollars in thousands)
Consolidated Adjusted EBITDA (1)	$81,729
Cash payment on Idaho Falls lease (2)	5,393
Intercompany notes adjustment (3)	(8,385)
Pro forma acquisition and other non-cash adjustments (4)	(5,803)
EBITDA	72,934
Depreciation and amortization	(21,542)
Non-cash losses, net of noncontrolling interests	(4,297)
Non-cash stock option compensation expense	(2,295)
Interest expense, net	(57,795)
Provision for income taxes	(8,570)
Net income attributable to noncontrolling interests	39,245
Loss from discontinued operations, net of taxes	(811)
Net income	16,869
Income from discontinued operations	811
Depreciation and amortization	21,542
Amortization of deferred financing costs and debt issuance discount	3,826
Non-cash payment-in-kind interest option	10,737
Non-cash stock option compensation expense	2,295
Non-cash losses	3,632
Deferred income taxes	11,243
Equity in earnings of unconsolidated affiliates, net of distributions received	(1,512)
Provision for doubtful accounts	8,998
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(11,187)
Other assets and liabilities	(2,383)
Net cash provided by operating activities - continuing operations	$64,871

(1) When we use the term Consolidated Adjusted EBITDA, we are referring to EBITDA as reported adjusted for covenant related items per our Credit Facility.

(2) Represents the cash lease payment adjustment for our facility located in Idaho Falls, Idaho as contemplated by our Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our former senior credit facility.  We do not use derivative instruments for speculative purposes.  Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate.  At September 30, 2012, $1.1 million of our long-term debt was subject to variable rates of interest. Additionally, future borrowings under our Credit Facility would subject us to LIBOR fluctuations. At September 30, 2012,  the fair value of our total long-term debt, based on quoted market prices as of September 30, 2012, was approximately $582.4 million.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2012

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