Form 10-K
period 2012-12-31
SYMBION INC/TN
filed 2013-03-08
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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
As of March 8, 2013, there were 1,000 shares of the registrant’s common stock outstanding.

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

PART I

Item 1.    Business
Overview
We own and operate a national network of short stay surgical facilities in 24 states.  Our surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, cardiology, gastroenterology and ophthalmology.  Some of our surgical hospitals also provide acute care services such as diagnostic imaging, pharmacy, laboratory, obstetrics, physical therapy and wound care.
We own our surgical facilities in partnership with physicians and in some cases healthcare systems in the markets and communities we serve.  We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure.  We believe this approach aligns our interests with those of our partners.
As of December 31, 2012 , we owned and operated 51 surgical facilities, including 45 ASCs and six surgical hospitals.  We also managed ten additional ASCs.  We owned a majority interest in 32 of the 51 surgical facilities and consolidated 48 facilities for financial reporting purposes.  We are reporting one of the 51 surgical facilities as discontinued operations. In addition to our surgical facilities, we also manage one physician clinic in a market in which we operate an ASC and a surgical hospital.
We have benefited from both the growth in overall outpatient surgery cases as well as the migration of surgical procedures from acute care hospitals to the surgical facility setting.  Advancements in medical technology, such as lasers, arthroscopy and enhanced endoscopic techniques, have reduced the trauma of surgery and the amount of recovery time required by patients following a surgical procedure.  Improvements in anesthesia also have shortened the recovery time for many patients and have reduced post-operative side effects such as pain, nausea and drowsiness.  These medical advancements have enabled more patients to undergo surgery in a surgical facility setting.
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
Industry Overview
The outpatient ambulatory surgery market in the United States has grown to a $20.0 billion industry according to the Medicare Payment Advisory Commission. There are several factors leading to increased utilization of outpatient surgical facilities. We believe physicians often prefer to operate in surgical facilities, as compared to acute care hospitals, because of the efficiency and convenience surgical facilities afford.  Procedures performed at surgical facilities are typically non-emergency, allowing physicians to schedule their time more efficiently and increase the number of procedures performed in a given period.  Surgical facilities also provide physicians with more consistent nurse staffing and faster turnaround time between cases, as compared to acute care hospitals.  Many patients also prefer surgical facilities as a result of more convenient locations, shorter waiting times, and more convenient scheduling and registration than acute care hospitals.
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
We believe that establishing and maintaining strong relationships with surgeons and other physicians is a key factor to our success in acquiring, developing and operating surgical facilities.  We identify and partner with surgeons and other physicians that we believe have established reputations for clinical excellence in their communities.  We believe that we have had success in recruiting and retaining physicians because of the ownership structure of our surgical facilities and our staffing, scheduling and clinical systems that are designed to increase physician productivity, promote physicians' professional success and enhance the quality of patient care.  We also believe that forming relationships with healthcare systems and other healthcare providers can enhance our ability to recruit physicians.  We currently have strategic relationships with eight healthcare systems. We intend to continue to recruit additional physicians and expand the range of services offered at our surgical facilities to increase the number and types of surgeries performed in our facilities, including a focus on higher acuity cases.  We are committed to enhancing programs and services for our physicians and patients by providing advanced technology, quality care, cost-effective service and convenience.

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

Operations
Surgical Facility Operations
As of December 31, 2012, we owned (with physician investors or healthcare systems) and operated 51 surgical facilities and managed ten additional surgical facilities.  Six of our surgical facilities are licensed as hospitals.  Our typical ASC is a freestanding facility with about 14,000 square feet of space and four fully equipped operating rooms, two treatment rooms and ancillary areas for preparation, recovery, reception and administration. Our typical surgical hospital is larger than a typical ASC and includes inpatient hospital rooms and, in some cases, an emergency department.
Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, cardiology, gastroenterology and ophthalmology.  Some of our surgical hospitals also provide acute care services such as diagnostic imaging, pharmacy, laboratory, obstetrics, physical therapy and wound care. In certain markets where we believe it is appropriate, we operate surgical facilities that focus on a single specialty.
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
Surgical Facility Ownership Structure
We own and operate our surgical facilities through partnerships or limited liability companies with physicians, physician groups, and in some cases healthcare systems. One of our wholly owned subsidiaries typically serves as the general partner or managing member of our surgical facilities.  We generally seek to own a majority interest in our surgical facilities, or otherwise have sufficient control over the facilities to be able to consolidate the financial results of operations of the facilities with ours.  In some instances, we will acquire ownership in a surgical facility with the prior owners retaining ownership, and, in some cases, we offer new ownership to other physicians or hospital partners.  We hold majority ownership in 32 of the 51 surgical facilities in which we own an interest. We typically provide a guarantee for our pro rata share of third-party debt of our non-consolidated surgical facilities.  We provide intercompany loans to our consolidated facilities which often is secured by a pledge of assets of the partnership or limited liability company.  We also have a management agreement with each of the surgical facilities, under which we provide day-to-day management services for a management fee, which is typically equal to a percentage of the revenues of the facility.
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
Surgical Facilities
The following table sets forth information regarding each of our surgical facilities as of December 31, 2012:

Surgical Facility	City	Number of Operating Rooms	Number of Treatment Rooms	Symbion Percentage Ownership
Alabama
Birmingham Surgery Center	Birmingham	6	2	60%	(1)
California
Specialty Surgical Center of Beverly Hills / Brighton Way	Beverly Hills	3	2	32%	(1)
Specialty Surgical Center of Beverly Hills / Wilshire Boulevard	Beverly Hills	4	2	32%	(1)
Specialty Surgical Center of Encino	Encino	4	2	59%	(1)
Specialty Surgical Center of Irvine	Irvine	4	1	56%	(1)

Surgical Facility	City	Number of Operating Rooms	Number of Treatment Rooms	Symbion Percentage Ownership
Specialty Surgical Center of Westlake Village	Westlake Village	4	2	19%
Colorado
Minimally Invasive Spine Institute	Boulder	2	1	40%	(1)
Animas Surgical Hospital	Durango	4	1	63%	(1)(2)
			12 hospital rooms
Florida
West Bay Surgery Center	Largo	4	4	51%	(1)
Jacksonville Beach Surgery Center	Jacksonville	4	1	80%	(1)
Cape Coral Ambulatory Surgery Center	Cape Coral	5	6	65%	(1)
Lee Island Coast Surgery Center	Fort Myers	5	3	42%	(1)
Tampa Bay Regional Surgery Center	Largo	0	3	57%	(1)
The Surgery Center of Ocala	Ocala	4	2	41%	(1)
Blue Springs Surgery Center	Orange City	3	2	34%	(1)
Georgia
Premier Surgery Center	Brunswick	3	0	60%	(1)
The Surgery Center	Columbus	4	2	63%	(1)
Hawaii
Honolulu Spine Center	Honolulu	2	0	61%	(1)
Idaho
Mountain View Hospital	Idaho Falls	10	3	48%	(1)(2)
			43 hospital rooms
Illinois
Valley Ambulatory Surgery Center	St. Charles	6	1	40%	(1)
Indiana
New Albany Outpatient Surgery	New Albany	3	1	79%	(1)
Kansas
Cypress Surgery Center	Wichita	6	5	53%	(1)
Kentucky
DuPont Surgery Center	Louisville	5	0	61%	(1)
Louisiana
Greater New Orleans Surgery Center	Metairie	2	0	30%	(1)(5)
Physicians Medical Center	Houma	5	3	53%	(1)(2)
			30 hospital rooms
Massachusetts
Worcester Surgery Center	Worcester	4	1	56%	(1)
Michigan
Novi Surgery Center	Novi	4	3	17%	(6)
Missouri
Central Missouri Medical Park Surgical Center	Jefferson City	4	2	42%	(1)
Timberlake Surgery Center	Chesterfield	4	1	56%	(1)
St. Louis Spine and Orthopedic	Town and Country	3	1	56%	(1)
St. Louis Women's Surgery Center	St. Louis			60%	(1)
Mississippi
DeSoto Surgery Center	DeSoto	2	1	—%	(3)
Physicians Outpatient Center	Oxford	4	2	—%	(3)
Montana
Great Falls Clinic Surgery Center	Great Falls	3	2	100%	(1)

Surgical Facility	City	Number of Operating Rooms	Number of Treatment Rooms	Symbion Percentage Ownership
Great Falls Clinic Medical Center	Great Falls	3	20 hospital rooms	50%	(2)
New York
South Shore Ambulatory Surgery Center	Lynbrook	4	1	41%	(1)(4)
North Carolina
Orthopaedic Surgery Center of Asheville	Asheville	3	0	54%	(1)
Wilmington SurgCare	Wilmington	7	3	75%	(1)
Ohio
Physicians Ambulatory Surgery Center	Circleville	2	0	53%	(1)
Valley Surgical Center	Steubenville	3	1	58%	(1)
Pennsylvania
Village SurgiCenter	Erie	5	1	72%	(1)
Surgery Center of Pennsylvania	Havertown	5	1	49%	(1)
Rhode Island
Bayside Endoscopy Center	Providence	0	6	75%	(1)
East Greenwich Endoscopy Center	East Greenwich	0	4	45%	(1)
East Bay Endoscopy Center	Portsmouth	0	1	75%	(1)
South Carolina
The Center for Specialty Surgery	Greenville	2	0	—%	(3)
Tennessee
Baptist Germantown Surgery Center	Memphis	6	1	—%	(3)
Cool Springs Surgery Center	Franklin	5	1	36%
East Memphis Surgery Center	Memphis	6	2	—%	(3)
Midtown Surgery Center	Memphis	4	0	—%	(3)
Union City Surgery Center	Union City	3	1	—%	(3)
UroCenter	Memphis	3	0	—%	(3)
Physicians Surgery Center	Jackson	4	0	—%	(3)
Renaissance Surgery Center	Bristol	2	1	37%	(1)
Texas
Surgical Hospital of Austin	Austin	6	1	51%	(1)(2)
			26 hospital rooms
Village Specialty Surgical Center	San Antonio	4	4	58%	(1)(7)
NorthStar Surgical Center	Lubbock	6	3	46%	(1)
Texarkana Surgery Center	Texarkana	4	3	58%	(1)
Lubbock Heart Hospital	Lubbock	4	74 hospital rooms	58%	(1)(2)
Washington
Bellingham Surgery Center	Bellingham	4	0	80%	(1)
Microsurgical Spine Center	Puyallup	1	1	50%	(1)
(1) We consolidate this surgical facility for financial reporting purposes.
(2) This surgical facility is licensed as a hospital.
(3) We manage this surgical facility, but do not have ownership in the facility.
(4) Due to regulatory restrictions in the State of New York, we cannot directly hold ownership in the surgical facility.  We hold 41% ownership in the limited liability company which provides administrative services to this surgical facility and consolidate the facility for financial reporting purposes.  Additionally, we manage this facility.
(5) Facility reported as discontinued operations as of December 31, 2012.
(6) We disposed of our interest in this surgical facility effective January 29, 2013.
(7) Facility ceased operations in February 2013.
Strategic Relationships
When attractive opportunities arise, we may develop, acquire or operate surgical facilities through strategic relationships with healthcare systems and other healthcare providers.  We believe that forming a relationship with a healthcare system can enhance our ability to attract physicians and access managed care contracts for our surgical facilities in that market.  We currently have relationships with eight healthcare systems relating to fourteen ASC's. These healthcare systems include:

▪	Adventist Health System, with which we own and operate a surgical facility in Orange City, Florida.

▪	Baptist Memorial Health Services, Inc. (“Baptist Memorial”), for which we manage seven surgical facilities in Memphis, Tennessee and surrounding areas;

▪	Berger Health Foundation, with which we own and operate a surgical facility in Circleville, Ohio;

▪	Bon Secours St. Francis Health System, for which we manage a surgical facility in Greenville, South Carolina;

▪	Lee Health Ventures, with which we own and operate a surgical facility in Ft. Myers, Florida;

▪	Munroe Regional Health Systems, with which we own and operate a surgical facility in Ocala, Florida;

▪	Vanderbilt Health Services, Inc., with which we own and operate a surgical facility in Franklin, Tennessee; and

▪	Wellmont Health Systems, with which we own and operate a surgical facility in Bristol, Tennessee.

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
Acquisitions and Developments
During 2012, our significant acquisitions were as follows:

▪
77.3% ownership interest in a surgical facility located in Bellingham, Washington, effective December 31, 2012. We merged the operations of the acquired facility with our existing surgical facility located in Bellingham, Washington.

▪	The remaining 44.0% incremental ownership interest in our consolidated Great Falls, Montana facility, effective October 4, 2012 bringing our effective ownership in the facility to 100%.

▪	58.3% ownership interest in a surgical hospital located in Lubbock, Texas, effective June 20, 2012, which we consolidate for financial reporting purposes.

▪	60.0% ownership interest in a surgical facility located in St. Louis, Missouri, effective June 1, 2012, which we consolidate for financial reporting purposes.

▪	Four separate urgent care and family practice facilities located in Idaho Falls, Idaho, effective February 8, 2012, which we consolidate for financial reporting purposes.

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
We believe there are numerous acquisition opportunities that would pass our general screening criteria.  We carefully evaluate each of our acquisition opportunities through an extensive due diligence process to determine which facilities have the greatest potential for growth and profitability improvements under our operating structure.  In many cases, the acquisition team identifies specific opportunities to enhance a facility’s productivity post-acquisition.  For example, we may renovate or construct additional operating or treatment rooms in existing facilities to meet anticipated demand for procedures based on an analysis of local market characteristics.  Our team may also identify opportunities to attract additional physicians to increase the acquired facility’s revenues and profitability.  We have acquired 56 surgical facilities since January 1999.

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
The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments for eligible hospitals and professionals that implement and achieve meaningful use of certified Electronic Health Records ("EHR") technology. Several of our surgical hospitals have implemented plans to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available incentive payments. Compliance with the meaningful use requirements has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing the Company's EHR solutions along with costs associated with the hardware and software components of the project.
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
Employees
At December 31, 2012, we had approximately 2,900 employees, of which about 1,700 were full-time employees.  None of our employees are represented by a collective bargaining agreement.  We believe that we have a good relationship with our employees.
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
Sources of Revenue
Approximately 98% of our revenues in 2012 were obtained from facility fees related to healthcare services performed in our surgical facilities. The fee charged varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications.  Also, in a very limited number of surgical facilities, we charge for anesthesia services.  Our fees do not typically include professional fees charged by the patient's surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.  We recognize our facility fee on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid.  Any changes in estimated contractual adjustments and discounts are recorded in the period of change.

We are dependent upon private and government third-party sources of payment for the services we provide.  The amounts that our surgical facilities receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid, and state regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. Approximately 31%, 26% and 25% of our revenues were from government sources, mostly Medicare, for the years ended December 31, 2012, 2011 and 2010, respectively.
The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Private Insurance	62%	66%	68%
Government	31	26	25
Self-pay	2	3	4
Other	5	5	3
Total	100%	100%	100%
Medicare Reimbursement—Ambulatory Surgery Centers
 Payments under the Medicare program to ASCs are made under a system whereby the Secretary of the Department of Health and Human Services (the “Secretary”) determines payment amounts prospectively for various categories of medical services performed in ASCs based upon the hospital outpatient prospective payment system (“OPPS”). On November 1, 2012, CMS issued a final rule to update the Medicare program's payment policies and rates for ASCs for calendar year (“CY”) 2013. The final rule applies a 0.6% increase to the ASC payment rate for CY 2013. In CY 2012, CMS adopted a quality reporting program for ASCs for the first time that requires ASCs to report certain quality measures in order to be eligible for the full market basket update in a future calendar year. In CY 2012, ASCs were required to report five claims-based quality measures in order to be eligible for the full market basket update for the CY 2014 payment determination. To be eligible for the full market basket update for the CY 2015 payment determination, ASCs will be required to report the five claims-based measures adopted for the CY 2014 payment determination as well as two additional structural measures. Through CY 2012, our ASCs reported all quality measures required by CMS and expect to receive the full market basket update.
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

On August 1, 2012, CMS issued the IPPS final rule for federal fiscal year (“FFY”) 2013, which began on October 1, 2012. Under the final rule, hospitals that report quality data under the Inpatient Quality Reporting Program will receive a 2.8% payment rate increase for inpatient hospital stays paid under the IPPS and hospitals that do not report quality data will receive a 0.8% increase in payment rates. For FFY 2012, our hospitals reported all quality measures required by CMS and received the full payment increase.
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

On November 1, 2012, CMS issued the final OPPS rates for hospitals for CY 2013. Under the final rule, the market basket update for CY 2013 for hospitals under the OPPS is a 1.8 % increase. Hospitals that submit quality data in accordance with the Hospital Outpatient Quality Data Reporting Program will receive the full 1.8% market basket update, while those that do not submit quality data will instead be subject to a 0.2% decrease in reimbursement. For CY 2012, our hospitals reported all quality measures required by CMS and received the full market basket update.
Budget Control Act of 2011

On August 2, 2011, the Budget Control Act of 2011 (the “BCA”) was enacted. The BCA increased the nation's debt ceiling, while taking steps to reduce the federal deficit. The BCA requires $1.2 trillion in automatic across-the-board spending reductions for FFY 2013 through FFY 2021, split evenly between domestic and defense spending. While certain programs (including the Medicaid program) are protected from these automatic spending reductions, payments to Medicare providers may be subject to reductions of up to 2.0%. The BCA's automatic spending reductions were set to begin on January 2, 2013. However, the enactment of the American Taxpayer Relief Act of 2012 (“ATRA”) postponed the implementation of the automatic spending reductions required by the BCA until March 1, 2013. On March 1, 2013, President Barack Obama signed an order implementing the automatic spending reductions required by the BCA. We cannot predict whether these automatic spending reductions will be rescinded by future legislative action. If the BCA's automatic spending reductions become permanent, they could adversely affect our business, results of operations and/or financial condition.
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

Our healthcare facilities also are subject to state licensing requirements for medical providers. Our facilities have licenses to operate as ASCs in the states in which they operate, except for one facility in Colorado, one facility in Louisiana, two facilities in Texas, one facility in Idaho and one facility in Montana, each of which is licensed as a hospital. Our surgical facilities that are licensed as ASCs must meet all applicable requirements for ASCs. In addition, even though our surgical facilities that are licensed as hospitals primarily provide surgical services, they must meet all applicable requirements for general hospital licensure. To assure continued compliance with these regulations, governmental and other authorities periodically inspect our surgical facilities. The failure to comply with these regulations could result in the suspension or revocation of a facility's license. In addition, based on the specific operations of our surgical facilities, some of these facilities maintain a pharmacy license, a controlled substance registration, a clinical laboratory certification waiver, and environmental protection permits for biohazards and/or radioactive materials, as required by applicable law.
Healthcare Reform

The Patient Protection and Affordable Care Act (the "Affordable Care Act") and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Acts”) were signed into law on March 23, 2010 and March 30, 2010, respectively, dramatically altering the U.S. healthcare system. The Healthcare Reform Acts are intended to provide coverage and access to substantially all Americans, to increase the quality of care provided, and to reduce the rate of growth in healthcare expenditures. The changes include, among other things, reducing payments to Medicare Advantage plans, expanding the Medicare program's use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, reducing Medicare and Medicaid payments, expanding Medicare and Medicaid eligibility, and expanding access to health insurance. As part of the effort to control or reduce healthcare spending, the Healthcare Reform Acts also contain a number of measures intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and limitations on the federal physician self-referral law (“Stark Law”) exception that allows physicians to have ownership interests in hospitals (the “Whole Hospital Exception”). Among other things, the Healthcare Reform Acts prohibit hospitals from increasing the percentages of the total value of the ownership interests held in the hospital by physicians after March 23, 2010, as well as places severe restrictions on the ability of a hospital subject to the Whole Hospital Exception to add operating rooms, procedure rooms and beds. The Healthcare Reform Acts provide for additional enforcement tools, cooperation between agencies, and funding for enforcement. In addition, the Healthcare Reform Acts mandate reductions in reimbursement, such as adjustments to the hospital inpatient and outpatient prospective payment system market basket updates and productivity adjustments to Medicare's annual inflation updates, which became effective in 2010, 2011 and 2012. However, a majority of the measures contained in the Healthcare Reform Acts do not take effect until 2013 or later.

Since their enactment, the Healthcare Reform Acts have been subject to a number of challenges to their constitutionality; however, on June 28, 2012, the United States Supreme Court upheld most of the Healthcare Reform Acts, including the “individual mandate” provision, which generally requires all individuals to purchase healthcare insurance or pay a penalty. The only provision of the Healthcare Reform Acts that the Court struck down as unconstitutional was the provision that would have allowed the federal government to revoke all federal Medicaid funding to any state that did not expand its Medicaid program. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs, which would result in the Healthcare Reform Acts not providing coverage to some low-income persons in those states. In addition, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Healthcare Reform Acts. It is difficult to predict the impact the Healthcare Reform Acts will have on our operations given the delay in implementing regulations and possible amendment or repeal of elements of the Healthcare Reform Acts. However, depending on how the Healthcare Reform Acts are ultimately interpreted, amended and implemented, they could have an adverse effect on our business, financial condition and results of operations.
Quality Improvement

Quality of care and value-based purchasing also have become significant trends and competitive factors in the healthcare industry. In 2005, CMS began making public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. Since that time, CMS has on several occasions increased the number of quality measures hospitals are required to report in order to receive the full IPPS and OPPS market basket updates. In addition, the Medicare program no longer reimburses hospitals for the cost of care relating to certain preventable adverse events, and many private healthcare payers have adopted similar policies. The Healthcare Reform Acts also contain a number of provisions that are intended to improve the quality of care that is provided to Medicare and Medicaid beneficiaries. For example, the Healthcare Reform Acts prohibit Medicaid programs from using federal funds to reimburse providers for the costs of care needed to treat hospital acquired conditions (“HACs”). Beginning in FFY 2015, the Healthcare Reform Acts mandate a 1% reduction in Medicare payments for hospitals that were in the highest quartile of national risk-adjusted HAC rates for the previous FFY. Beginning in FFY 2013, the Healthcare Reform Acts require CMS to implement a value-based purchasing program for Medicare hospitals that would reduce IPPS payments by 1% in FFY 2013 (gradually increasing to 2% in FFY 2017) and to use those funds to provide additional payments to hospitals that meet certain clinical and patient experience of care quality measures. On May 6, 2011, CMS published a final rule on the value-based purchasing program, which described which measurements will be taken into consideration and how the program will be administered. If the public performance data becomes a primary factor in where patients choose to receive care, and if competing hospitals have better results than our hospitals on those measures, we would expect that our patient volumes could decline. In addition, if our hospitals have high HAC rates or are unable to meet the required quality measures, the implementation of the value-based purchasing programs potentially could have a negative effect on our revenues.

Accountable Care Organizations

The Affordable Care Act requires the Department of Health and Human Services Office for Civil Rights (“HHS”) to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations (''ACOs''). The ACO program allows providers, physicians and other designated professionals and suppliers to voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. To date more than 250 ACOs have been established to participate in the Medicare program, and additional ACO programs are being established by private payors.

Bundled Payment Pilot Programs

The Affordable Care Act required HHS to establish a five-year, voluntary national bundled payment pilot program for Medicare services beginning no later than January 1, 2013. Under the program, providers would agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. HHS will have the discretion to determine how the program will function. CMS finalized the implementation of the Medicare program's Bundled Payments for Care Improvement (''BPCI'') initiative in the IPPS final rule for FFY 2013 and announced the healthcare organizations that were selected to participate in the BPCI initiative on January 31, 2013. In addition, the Affordable Care Act provides for a five-year bundled payment pilot program for Medicaid services to begin January 1, 2012. HHS will select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care. For both pilot programs, HHS will determine the relationship between the programs and restrictions in certain existing laws, including the Civil Monetary Penalty Law, the Anti-kickback Statute, the Stark law, and the HIPAA privacy, security and transaction standard requirements. However, the Affordable Care Act does not authorize HHS to waive other laws that may impact the ability of eligible participants to participate in the pilot programs, such as antitrust laws.
Medicare and Medicaid Participation

The majority of our revenues are expected to continue to be received through third-party reimbursement programs, including state and federal programs, such as Medicare and Medicaid, and private health insurance programs. To participate in the Medicare program and receive Medicare payment, our surgical facilities must comply with regulations promulgated by HHS. Among other things, these regulations, known as “conditions of coverage” or “conditions of participation,” impose numerous requirements on our facilities, their equipment, their personnel and their standards of medical care, as well as compliance with all applicable state and local laws and regulations. On April 26, 2007, CMS issued a policy memorandum that reaffirmed its prior interpretation of its conditions of participation that all hospitals (other than Critical Access Hospitals) participating in the Medicare program are required to provide basic emergency care interventions regardless of whether or not the hospital maintains an emergency department. Our six facilities licensed as hospitals are required to meet this requirement to maintain their participating provider status in the Medicare program. Three of our hospitals, which do not have an emergency room, maintain a protocol for the transfer of patients requiring emergency treatment, which protocol may be interpreted as inconsistent with the 2007 CMS policy memorandum. Our surgical facilities must also satisfy the conditions of participation to be eligible to participate in the various state Medicaid programs. The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, we may have to make changes from time to time in our facilities, equipment, personnel or services. Although we intend to continue to participate in these reimbursement programs, we cannot assure you that our surgical facilities will continue to qualify for participation.

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

Value-Based Purchasing

There is a trend in the healthcare industry toward value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare and Medicaid currently require ASCs and hospitals to report certain quality data to receive full reimbursement updates.

The Affordable Care Act requires HHS to implement a value-based purchasing program for inpatient hospital services. The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. Currently, Congress has not directed HHS to implement a value-based purchasing program for ASC services.
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
We believe the ownership and operations of our surgery centers and hospitals will not fit wholly within safe harbors, but we attempt to incorporate elements of a safe harbor in all of our facilities.  Our ASCs, for example, are structured to fit as closely as possible within the safe harbor designed to protect distributions to physician-investors in ambulatory surgery centers who directly refer patients to the ambulatory surgery center and personally perform the procedures at the center as an extension of their practice (the “ASC Safe Harbor”).  The ASC Safe Harbor protects four categories of investors, including facilities owned by (1) general surgeons, (2) single-specialty physicians, (3) multi-

specialty physicians and (4) hospital/physician ventures, provided that certain requirements are satisfied.  These requirements include the following:

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
In addition to the physician ownership in our surgical facilities, other financial relationships of ours with potential referral sources could potentially be scrutinized under the Anti-kickback Statute.  We have entered into management agreements to manage the majority of our surgical facilities.  Most of these agreements call for our subsidiary to be paid a percentage-based management fee.  Although there is a safe harbor for personal services and management contracts (the “Personal Services and Management Safe Harbor”), the Personal Services and Management Safe Harbor requires, among other things, that the amount of the aggregate compensation paid to the manager over the term of the agreement be set in advance.  Because our management fees are generally based on a percentage of revenues, our management agreements do not typically meet this requirement.  We do, however, believe that our management arrangements satisfy the other requirements of the Personal Services and Management Safe Harbor for personal services and management contracts.  The OIG has taken the position in several advisory opinions that percentage-based management agreements are not protected by a safe harbor, and consequently, may violate the Anti-kickback Statute. We have implemented formal compliance programs designed to safeguard against overbilling and believe that our management agreements comply with the requirements of the Anti-kickback Statute.  However, we cannot assure you that the OIG would find our compliance programs to be adequate or that our management agreements would be found to comply with the Anti-kickback Statute.
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
The OIG is authorized to issue advisory opinions regarding the interpretation and applicability of the Anti-kickback Statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions.  We have not, however, sought such an opinion regarding any of our arrangements.  If it were determined that our activities, or those of our surgical facilities, violate the Anti-kickback Statute, we, our subsidiaries, our officers, our directors and each surgical facility investor could be subject, individually, to substantial monetary liability, prison sentences and/or exclusion from participation in any healthcare program funded in whole or in part by the U.S. government, including Medicare, Medicaid, TRICARE or state healthcare programs.
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

▪	a prohibition on the hospital or other investors from providing financing to physician investors;

▪	a requirement that any hospital that does not have 24/7 physician coverage inform patients of this fact and receive signed acknowledgments from the patients of the disclosure; and

▪	a prohibition on “grandfathered” status for any physician owned hospital that converted from an ambulatory surgery center to a hospital on or after March 23, 2010.

We cannot predict whether other proposed amendments to the Whole Hospital Exception will be included in any future legislation or if Congress will adopt any similar provisions that would prohibit or otherwise restrict physicians from holding ownership interests in hospitals.  The Healthcare Reform Acts could have an adverse effect on our financial condition and results of operations.
In addition to the physician ownership in our surgical facilities, we have other financial relationships with potential referral sources that potentially could be scrutinized under the Stark Law. We have entered into personal service agreements, such as medical director agreements, with physicians at our hospitals. We believe that our agreements with referral sources satisfy the requirements of the personal service arrangements exception to the Stark Law and have implemented formal compliance programs designed to safeguard against overbilling. However, we cannot assure you that the OIG or CMS would find our compliance programs to be adequate or that our agreements with referral sources would be found to comply with the Stark Law.
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

Privacy and Security Requirements

We are subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was enacted as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act strengthened the requirements and significantly increased the penalties for violations of the HIPAA privacy and security regulations. On January 25, 2013, HHS issued the HIPAA Omnibus Rule. The HIPAA Omnibus Rule will be effective on March 26, 2013, and covered entities and business associates must comply with the HIPAA Omnibus Rule within 180 days, or by September 23, 2013. Prior to the HIPAA Omnibus Rule, the HITECH Act required us to notify patients of any unauthorized access, acquisition, or disclosure of their unsecured protected health information that poses significant risk of financial, reputational or other harm to a patient. The HIPAA Omnibus Rule eliminates this harm threshold standard and instead we will be required to notify patients of any unauthorized access, acquisition, or disclosure of their unsecured protected health information in all situations except those in which we can demonstrate that there is a low probability that the protected health information has been compromised. We now have the burden of demonstrating through a risk assessment that a breach of protected health information has not occurred. This new more objective standard may lead to an increased number of occurrences that require breach notifications. In addition, the HIPAA Omnibus Rule also modified the following aspects of the HIPAA privacy and security regulations:

•	makes our facilities' business associates directly liable for compliance with certain of the privacy and security rules' requirements;

•	makes our facilities liable for violations by their business associates if HHS determines an agency relationship exists between the facility and the business associate under federal agency law;

•	adds limitations on the use and disclosure of health information for marketing and fundraising purposes, and prohibits the sale of health information without individual authorization;

•
expands our patients' rights to receive electronic copies of their health information and to restrict disclosures to a health plan concerning treatment for which our patient has paid out of pocket in full;

•	requires modifications to, and redistribution of, our facilities' notice of privacy practices;

•	adopts the additional HITECH Act provisions not previously adopted addressing enforcement of noncompliance with HIPAA due to willful neglect;

•	incorporates the increased and tiered civil money penalty structure provided by the HITECH Act;

•	revises the HIPAA privacy rule to increase privacy protections for genetic information as required by the Genetic Information Nondiscrimination Act of 2008.

We cannot predict the financial impact to our facilities in implementing these new requirements under the HIPAA Omnibus Rule.

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

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties. The HITECH Act strengthened the requirements of the HIPAA privacy and security regulations and significantly increased the penalties for violations by introducing a tiered penalty system, with penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. Under the HITECH Act, HHS is required to conduct periodic compliance audits of covered entities and their business associates. The HITECH Act and the HIPAA Omnibus Rule also extend the application of certain provisions of the security and privacy regulations to business associates and subjects business associates to civil and criminal penalties for violation of the regulations.

The HITECH Act authorizes State Attorneys General to bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations or the new data breach law that affects the privacy of their state residents. We expect vigorous enforcement of the HITECH Act's requirements by HHS and State Attorneys General. Additionally, HHS conducted a pilot audit program that concluded December 2012 in the first phase of HHS' implementation of the HITECH Act's requirements of periodic audits of covered entities and business associates to ensure their compliance with the HIPAA privacy and security regulations. We cannot predict whether our surgical facilities will be able to comply with the final rules and the financial impact to our surgical facilities in implementing the requirements under the final rules when they take effect, or whether our hospitals will be selected for an audit, or the results of such an audit.

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

Adoption of Electronic Health Records

The HITECH Act also includes provisions designed to increase the use of Electronic Health Records by both physicians and hospitals. Beginning with FFY 2011 and extending through FFY 2016, eligible hospitals may receive reimbursement incentives based upon successfully demonstrating “meaningful use” of its certified EHR technology. Beginning in FFY 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in reimbursements. On July 13, 2010, HHS released final meaningful use regulations. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages. Stage 1 has been in effect since 2011 and on August 23, 2012, HHS released final requirements for Stage 2, which will take effect starting in 2014. We strive to comply with the EHR meaningful use requirements of the HITECH Act so as to qualify for incentive payments. Continued implementation of EHR and compliance with the HITECH Act will result in significant costs. During the year ended December 31, 2012, we satisfied the meaningful use provisions and recognized an aggregate of $1.1 million of EHR incentives at certain of our hospitals. We incurred costs including hardware, software and implementation expense of approximately $5.0 million. We do not currently know the extent of additional cost that will be associated with implementation of additional systems or the amount of future incentives that we will receive.
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
As of December 31, 2012, we had (a) total indebtedness of approximately $574.1 million and (b) $49.5 million of undrawn availability under our $50.0 million senior secured super-priority revolving credit facility (the "Credit Facility"). In addition, subject to the restrictions in our Credit Facility and the indentures governing our outstanding notes, we may incur significant additional indebtedness, which may be secured, from time to time.
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

In addition, the indenture governing the 11.00%/11.75% senior PIK toggle notes due 2015 (the "Toggle Notes") includes a mandatory redemption provision.  Under the mandatory redemption provisions of the Toggle Notes, $21.2 million of principal balance outstanding is due and payable on August 23, 2013.  See “Management's Discussion and Analysis of Financial Condition and Results from Operations - Liquidity and Capital Resources.”

Our ability to pay or to refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

Restrictive covenants in our debt instruments may adversely affect us.

The indentures governing our Toggle Notes, our $341.0 million aggregate outstanding principal amount of 8.00% senior secured notes due 2016 (the "Senior Secured Notes"), and our 8.00% senior PIK exchangeable notes due 2017 (the "PIK Exchangeable Notes") contain various covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	make certain distributions, investments and other restricted payments;

•	dispose of our assets;

•	grant liens on our assets;

•	engage in transactions with affiliates;

•	merge, consolidate or transfer substantially all of our assets; and

•	make payments to us (in the case of our restricted subsidiaries).

In addition, our Credit Facility contains other and more restrictive covenants, including covenants requiring us to maintain specified financial ratios and to satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet those tests. A breach of any of these covenants could result in a default under our Credit Facility. Upon the occurrence of an event of default under our Credit Facility, the lenders could elect to declare all amounts outstanding under our Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets, other than assets of our non-guarantor subsidiaries, as security under our Credit Facility. If the lenders under our Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Credit Facility and our other indebtedness.

We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth and operating improvements will be realized or that future borrowings will be available to us under our Credit Facility in amounts sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that we will be able to accomplish those actions on satisfactory terms, if at all.

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
Payments from private third-party payors (including state workers' compensation programs) represented about 62% and 66% of our patient service revenues for the years ended December 31, 2012 and 2011, respectively.  Most of these payments came from third-party payors with which our facilities have contracts.  Managed care companies such as health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, which offer prepaid and discounted medical service packages, represent a growing segment of private third-party payors.  If we fail to enter into favorable contracts and to maintain satisfactory relationships with managed care organizations, our revenues may decrease.  Cost containment measures, such as fixed fee schedules, capitation payment arrangements, reductions in reimbursement schedules by third-party payors and closed provider networks, could also cause a reduction of our revenues in the future.
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
Payments from workers' compensation payors represented approximately 11% and 10% of our patient service revenues for the years ended December 31, 2011 and 2012, respectively. Several states have recently considered or implemented workers' compensation provider fee schedules.  In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services.  If the trend of states adopting lower workers' compensation fee schedules continues, it could have a material adverse effect on our financial condition and results of operations.
Our growth strategy depends in part on our ability to acquire and develop additional surgical facilities on favorable terms.  If we are unable to do so, our future growth could be limited and our operating results could be adversely affected.
Our strategy is to increase our revenues and earnings by continuing to focus on existing surgical facilities and continuing to acquire and develop additional surgical facilities.  Between January 1999 and December 31, 2012, we acquired 56 surgical facilities and developed 24 surgical facilities, including 29 surgical facilities that we subsequently divested.  We may be unable to identify suitable acquisition and development opportunities and to negotiate and complete acquisitions and new projects on favorable terms.  In addition, our acquisition and development program requires substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities.  As a result, we may take actions that could have a materially adverse effect on our financial condition and results of operations, including incurring substantial debt.  Sufficient financing may not be available to us on satisfactory terms, if at all.
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
The Healthcare Reform Acts dramatically alter the United States healthcare system and are intended to decrease the number of uninsured Americans and reduce overall healthcare costs. The Healthcare Reform Acts attempt to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, expanding the Medicare program's use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The Healthcare Reform Acts also contain a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program expanding the scope of the federal False Claims Act and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. The Healthcare Reform Acts provide for additional enforcement tools, cooperation between agencies, and funding for enforcement. Since their enactment, the Healthcare Reform Acts have been subject to a number of challenges to its constitutionality; however, on June 28, 2012, the United States Supreme Court upheld most of the Healthcare Reform Acts, including the “individual mandate” provision, which generally requires all individuals to purchase healthcare insurance or pay a penalty. The only provision of the Healthcare Reform Acts that the Court struck down as unconstitutional was the provision that would have allowed the federal government to revoke all federal Medicaid funding to any state that did not expand its Medicaid program. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs, which would result in the Healthcare Reform Acts not providing coverage to some low-income persons in those states. In addition, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Healthcare Reform Acts. It is difficult to predict the impact the Healthcare Reform Acts will have on our operations given the delay in implementing regulations and possible amendment or repeal of elements of the Healthcare Reform Acts. However, depending on how the Healthcare Reform Acts are ultimately interpreted, amended and implemented, they could have an adverse effect on our business, financial condition and results of operations.

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
A cyber security incident could cause a violation of HIPAA, breach of member privacy, or other negative impacts.
A cyber-attack that bypasses our information technology (“IT”) security systems causing an IT security breach, loss of protected health information or other data subject to privacy laws, loss of proprietary business information, or a material disruption of our IT business systems, could have a material adverse impact on our business and result of operations. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of patient health information, other confidential data or proprietary business information.

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
During 2012, we derived 31% of our revenues from government payors, including 30% from the Medicare and Medicaid programs. During 2011, we derived 26% of our revenues from government payors, including 25% from the Medicare and Medicaid programs. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities. Additionally, the BCA of 2011 requires $1.2 trillion in automatic across-the-board spending reductions for FFY 2013 through FFY 2021, split evenly between domestic and defense spending. While certain programs (including the Medicaid program) are protected from these automatic spending reductions, Medicare reimbursement rates may be reduced by up to 2%. The BCA's automatic spending reductions were set to begin on January 2, 2013. However, the enactment of the ATRA postponed the implementation of the automatic spending reductions required by the BCA until March 1, 2013. On March 1, 2013, President Barack Obama signed an order implementing the automatic spending reductions required by the BCA. We cannot predict whether these automatic spending reductions will be rescinded by future legislative action. If the BCA's automatic spending reductions become permanent, they could adversely affect our business, results of operations and/or financial condition.
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
The amount of our provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that results in increasing the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and cash flows. As enacted, the Healthcare Reform Acts seek to decrease, over time, the number of uninsured individuals. Among other things, the Healthcare Reform Acts will, beginning in 2014, expand Medicaid and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Healthcare Reform Acts due to the Supreme Court's 2012 decision, their complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, uncertainty as to how many states will elect to implement the Medicaid expansion and when that expansion will occur, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Healthcare Reform Acts.

Our surgical facilities do not satisfy all of the requirements for any of the safe harbors under the federal Anti-kickback Statute.  If we fail to comply with the federal Anti-kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which may result in a substantial loss of revenues.
The Anti-kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, furnishing, purchasing or arranging for or recommending or inducing the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid, or any other federally funded healthcare program.  The Anti-kickback Statute is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations.  Violations of the Anti-

kickback Statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000 and civil penalties of up to $50,000 for each violation, plus three times the remuneration involved or the amount claimed and exclusion from participation in the Medicare and Medicaid programs.  The exclusion, if applied to our surgical facilities, could result in significant reductions in our revenues and could have a material adverse effect on our financial condition and results of operations.  In addition, many of the states in which we operate have also adopted laws, similar to the Anti-kickback Statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care.  These statutes typically impose criminal and civil penalties as well as loss of licenses.  No state or federal regulatory actions have been taken against our surgical facilities under anti-kickback statutes during the time we have owned or operated the facilities.  Management is not aware of any such actions prior to our acquisition or management of these surgical facilities.
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
The healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians. The Healthcare Reform Acts provide for additional enforcement tools, cooperation between agencies, and funding for enforcement. Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. In addition, the OIG (which is responsible for investigating fraud and abuse activities in government programs) and the U.S. Department of Justice periodically establish targeted enforcement initiatives that focus on specific billing practices or other areas that are highly susceptible to fraud and abuse. The OIG reported expected savings and recoveries for federal healthcare programs of more than $15.4 billion for FFY 2012 as a result of its enforcement activities.

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
We are subject to increasing scrutiny and risk of false claims allegations by governmental authorities and under the qui tam, or whistleblower, provisions of the False Claims Act that we have failed to comply with governmental regulations which could result in significant penalties and a reduction in our revenues and profitability.
ASCs and hospitals are facing increased scrutiny under the qui tam, or whistleblower, provisions of the False Claims Act as well as by government authorities. Under the False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both whistleblower lawsuits and direct enforcement activity by the government have increased significantly in recent years and have increased the risk that a healthcare company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs and other federal and state healthcare programs as a result of an investigation resulting from a whistleblower case.
Historically there has been relatively little enforcement focus on the typical physician-ownership model used by many ASCs, and unlike hospitals, there have been relatively few qui tam lawsuits involving ASCs. Recently, however, a relator filed a qui tam lawsuit against an ASC company alleging that several aspects of the ASC company's ownership and operations constituted federal anti-kickback violations and, as a result, the ASC company's Medicare reimbursement claims were false claims. Although the federal government has declined to intervene in the case at this time, and the relator's allegations appear to have little merit, this case may indicate an increased effort on the part of qui tam relators to target ASCs.
Although we believe that our operations materially comply with both federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit or may otherwise be challenged or scrutinized by qui tam relators or governmental authorities. Providers found liable for False Claims Act violations are subject to damages of up to three times the actual damage sustained by the government plus mandatory civil monetary penalties between $5,500 and $11,000 for each separate false claim. A determination that we have violated these laws could have a material adverse effect on us.
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
We own and operate our surgical facilities through 17 limited partnerships and 34 limited liability companies.  Local physicians, physician groups and healthcare systems also own an interest in all but one of these partnerships and limited liability companies.  In the partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership, even if we do not own all of the partnership interests.  For many of our surgical facilities, indebtedness at the partnership level is funded through intercompany loans that we provide.  Through many of these loans, which totaled approximately $44.9 million as of December 31, 2012, we have a security interest in the partnership's or limited liability company's assets.  However, our financial condition and results of operations would be materially adversely affected if our surgical facilities are unable to repay these intercompany loans.
Our Credit Facility and the indentures governing our outstanding notes allow us to borrow funds that we can lend to the partnerships and limited liability companies in which we own an interest.  Although most of our intercompany loans are secured by the assets of the partnership or limited liability company, the physicians and physician groups that own an interest in these partnerships and limited liability companies generally do not guarantee a pro rata amount of this debt or the other obligations of these partnerships and limited liability companies.

We also guarantee our pro-rata share of the third-party debts and other obligations of many of the non-consolidated partnerships and limited liability companies in which we own an interest.  As of December 31, 2012, we had approximately $181,000 of off-balance sheet guarantees of non-consolidated third-party debt in connection with these surgical facilities. In most instances, the physicians and/or physician groups have also guaranteed their pro-rata share of the indebtedness to secure the financing.
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
If we become subject to large malpractice or other legal claims, we could be required to pay significant damages, which may not be covered by insurance.
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
Our revenues are particularly sensitive to regulatory, economic and other conditions in the states of Texas, Florida and Missouri.  As of December 31, 2012, we owned and operated five surgical facilities in Texas, seven surgical facilities in Florida and four surgical facilities in Missouri.  The Texas facilities represented about 14% of our patient service revenues during 2012 and 10% during 2011, the surgical facilities in Florida represented about 7% of our patient service revenues during 2012 and 9% during 2011 and the Missouri facilities represented about 9% of our patient service revenues during both 2012 and 2011.
In addition, our surgical facilities in Idaho Falls, Idaho, Durango, Colorado and Lubbock, Texas each generated approximately 26%, 5% and 6% of our patient service revenues during 2012, and 24%, 5%, and 0% respectively, of our patient service revenues during 2011.  We acquired our facility in Lubbock, Texas during 2012. If these facilities are adversely affected by regulatory, economic and other conditions, or if these facilities do not perform effectively, our financial condition and results of operations will be adversely affected.

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
Our operations significantly depend on effective information systems.  Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs.  We plan to implement new IT systems at many of our facilities during 2013. Moreover, our acquisition activity requires frequent transitions from, and the integration of, various information systems.  If we experience difficulties with the transition from information systems or are unable to properly maintain or expand our information systems, we could suffer, among other things, operational disruptions and increases in administrative expenses.

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
We are a holding company, and our ability to service our debt is dependent upon the earnings from the business conducted by our subsidiaries that operate the surgical facilities. The effect of this structure is that we depend on the earnings of our subsidiaries, and the distribution or payment to us of a portion of these earnings to meet our obligations, including those under our Credit Facility and outstanding notes and any of our other debt obligations. The distributions of those earnings or advances or other distributions of funds by these entities to us, all of which are contingent upon our subsidiaries' earnings, are subject to various business considerations. In addition, distributions by our subsidiaries could be subject to statutory restrictions, including state laws requiring that such subsidiaries be solvent, or contractual restrictions. Some of our subsidiaries may become subject to agreements that restrict the sale of assets and significantly restrict or prohibit the payment of dividends or the making of distributions, loans or other payments to stockholders, partners or members.
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
A majority of the outstanding shares of common stock of our parent company are held by Crestview and certain affiliated investors (the “Crestview Funds”). As a result of their stock ownership, the Crestview Funds control us and have the power to elect a majority of our directors, appoint new management and approve any action requiring the approval of the holders of common stock, including adopting amendments to our certificate of incorporation and approving acquisitions or sales of all or substantially all of our assets. The directors elected by the Crestview Funds have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Nashville, Tennessee in approximately 44,000 square feet of leased office space, under a ten-year lease that commenced on November 1, 2002.  Effective January 27, 2012, we amended our lease agreement to extend our lease term to December 31, 2017. This lease may be renewed for one additional five-year period. To exercise the renewal option, we must give notice at least nine months prior to the expiration of the lease term.
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
We are wholly owned by Symbion Holdings Corporation which is owned by Crestview and certain affiliated funds managed by Crestview and co-investors.  There is no public trading market for our equity securities or those of Holdings.  As of March 8, 2013, there were 13 holders of Holdings common stock.

Item 6.	Selected Financial Data
The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the years ended December 31, 2012, 2011 and 2010, and the selected consolidated balance sheet data set forth below at December 31, 2012 and 2011, are derived from our audited consolidated financial statements that are included elsewhere in this report.  The selected consolidated statement of operations data set forth below for the years ended December 31, 2009 and 2008, and the selected consolidated balance sheet data set forth below at December 31, 2010, 2009 and 2008, are derived from our audited consolidated financial statements that are not included in this report.
The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	507,993	439,278	389,104	317,421	295,884
Cost of revenues	365,270	312,908	276,775	225,028	198,767
General and administrative expense	26,901	22,723	22,465	21,448	23,923
Depreciation and amortization	21,923	20,098	18,219	16,056	13,612
Provision for doubtful accounts	10,536	6,801	6,489	2,617	3,393
Income on equity investments	(4,490)	(1,876)	(2,901)	(2,318)	(1,504)
(Gain) loss on disposal and impairment of long-lived assets, net	(6,209)	4,822	(901)	3,244	(264)
Loss on debt extinguishment	—	4,751	—	—	—
Electronic health record incentives	(1,054)	—	—	—	—
Litigation settlements, net	(532)	(231)	(35)	(398)	900
Business combination remeasurement gains	—	—	(3,169)	—	—
Total operating expenses	412,345	369,996	316,942	265,677	238,827
Operating income	95,648	69,282	72,162	51,744	57,057
Interest expense, net	(57,658)	(54,324)	(48,032)	(44,957)	(43,456)
Income before income taxes and discontinued operations	37,990	14,958	24,130	6,787	13,601
Provision for income taxes	11,024	8,832	7,890	7,518	12,833
Income from continuing operations	26,966	6,126	16,240	(731)	768
Income (loss) from discontinued operations, net of taxes	122	344	1,065	(3,259)	60
Net income (loss)	27,088	6,470	17,305	(3,990)	828
Less: Net income attributable to noncontrolling interests	(38,798)	(33,057)	(26,045)	(18,464)	(21,626)
Net loss attributable to Symbion, Inc.	(11,710)	(26,587)	(8,740)	(22,454)	(20,798)
Cash Flow Data — continuing operations:
Net cash provided by operating activities	68,779	65,887	60,437	55,401	54,809
Net cash used in investing activities	(24,198)	(18,103)	(52,802)	(11,193)	(32,719)
Net cash (used in) provided by financing activities	(41,329)	(55,759)	10,541	(41,417)	(30,600)
Other Data:
EBITDA(1)	74,621	67,249	61,602	53,877	51,421
EBITDA as a % of revenues	14.7%	15.3%	15.8%	17.0%	17.4%
Number of surgical facilities operated as of end of period (2)	61	63	62	67	68

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$67,076	$83,298	$74,144	$40,782	$52,271
Total assets	1,017,203	982,127	970,397	790,727	783,563
Total long-term debt, less current maturities	534,424	544,672	507,174	444,834	440,258
Total Symbion, Inc. stockholders’ equity	149,081	158,129	185,426	193,413	211,206
(1) When we use the term “EBITDA,” we are referring to net income (loss) plus (a) income (loss) from discontinued operations, net of taxes (b) income tax expense, (c) interest expense, net, (d) depreciation and amortization, (e) non-cash (gains) losses, including our loss on debt extinguishment, and (f) non-cash stock option compensation expense, and less (g) net income attributable to noncontrolling interests. Noncontrolling interest represents the interest of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.
(2) Includes surgical facilities that we manage but in which we do not have an ownership interest.

We use EBITDA as a measure of liquidity.  We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures.  We also use EBITDA, with some variation in the calculation, to determine compliance with some of the covenants under the Credit Facility, as well as to determine the interest rate and commitment fee payable under the Credit Facility.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - EBITDA and Consolidated Adjusted EBITDA".
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

The following table reconciles EBITDA to net cash provided by operating activities—continuing operations:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
EBITDA	$74,621	$67,249	$61,602	$53,877	$51,421
Depreciation and amortization	(21,923)	(20,098)	(18,219)	(16,056)	(13,612)
Non-cash gains (losses), net of noncontrolling interests	6,209	(9,573)	4,070	(3,244)	(264)
Non-cash stock option compensation expense	(2,057)	(1,353)	(1,336)	(1,297)	(2,114)
Interest expense, net	(57,658)	(54,324)	(48,032)	(44,957)	(43,456)
Provision for income taxes	(11,024)	(8,832)	(7,890)	(7,518)	(12,833)
Net income attributable to noncontrolling interests	38,798	33,057	26,045	18,464	21,626
Income (loss) from discontinued operations, net of taxes	122	344	1,065	(3,259)	60
Net income (loss)	27,088	6,470	17,305	(3,990)	828
(Income) loss from discontinued operations	(122)	(344)	(1,065)	3,259	(60)
Depreciation and amortization	21,923	20,098	18,219	16,056	13,612
Amortization of deferred financing costs	3,798	2,886	2,004	2,004	4,477
Non-cash payment-in-kind interest option	8,305	22,368	26,079	23,263	17,616
Non-cash recognition of other comprehensive loss into earnings	—	665	2,731	2,853	—
Non-cash credit risk adjustment of financial instruments	—	—	189	1,629	—
Non-cash stock option compensation expense	2,057	1,353	1,336	1,297	2,114
Non-cash (gains) losses	(6,209)	4,822	(4,070)	3,244	(264)
Loss on debt extinguishment	—	4,751	—	—	—
Deferred income tax provision	13,887	8,431	9,443	8,682	13,718
Equity in earnings of unconsolidated affiliates, net of distributions received	(1,931)	106	50	(207)	333
Provision for doubtful accounts	10,536	6,801	6,489	2,617	3,393
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(6,458)	(11,013)	(15,217)	(4,214)	(3,078)
Other assets and liabilities	(4,095)	(1,507)	(3,056)	(1,092)	2,120
Net cash provided by operating activities—continuing operations	$68,779	$65,887	$60,437	$55,401	$54,809

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Executive Overview
We own and operate a national network of short stay surgical facilities in 24 states.  Our surgical facilities, which include ASCs and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, cardiology, gastroenterology and ophthalmology.  Some of our surgical hospitals also provide acute care services, such as diagnostic imaging, pharmacy, laboratory, obstetrics, physical therapy and wound care. We own our surgical facilities in partnership with physicians and in some cases healthcare systems in the markets and communities we serve.  We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure.  We believe this approach aligns our interests with those of our partners.  As of March 8, 2013, we owned and operated 48 surgical facilities, including 42 ASC's and six surgical hospitals. We also managed ten additional ASCs.  We owned a majority interest in 32 of the 48 surgical facilities and consolidated 47 of these facilities for financial reporting purposes.  In addition to our surgical facilities, we also manage one physician clinic in a market in which we operate an ASC and a surgical hospital.
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

Effective December 31, 2012, we acquired a 77.3% ownership interest in a surgical facility located in Bellingham, Washington. We merged the operations of the acquired facility with our existing surgical facility in this market. The purchase price of the acquisition was $1.5 million. The acquisition was financed with cash from operations. We consolidate this facility for financial reporting purposes with the results of operations from our existing facility located in Bellingham, Washington.

Effective October 4, 2012, we acquired the remaining 44.0% incremental ownership interest at our surgical facility located in Great Falls, Montana for $4.0 million. The acquisition was financed with cash from operations. We previously held a 56.0% ownership interest in this surgical facility and continue to consolidate this facility for financial reporting purposes.

Effective June 20, 2012, we acquired a 58.3% ownership interest in a surgical hospital located in Lubbock, Texas. The purchase price of the acquisition was approximately $10.3 million. The acquisition was financed with cash from operations. As part of the acquisition, we assumed debt of approximately $1.3 million. We consolidate the facility for financial reporting purposes.

Effective June 1, 2012, we acquired a 60.0% ownership interest in a surgical facility located in St. Louis, Missouri. The purchase price of the acquisition was approximately $7.6 million. The acquisition was funded with cash from operations. As part of the acquisition, we assumed debt of approximately $419,000. We consolidate the facility for financial reporting purposes.

Effective April 1, 2012, we entered into a management agreement with a surgical facility located in Jackson, Tennessee. The management agreement has a term of fifteen years, with two optional five-year renewal terms. We also received an option to purchase up to a 20.0% ownership interest in the facility. The option is exercisable after April 1, 2013 and is effective for a six-month period.

Effective February 8, 2012, we completed the acquisition of four separate urgent care and family practice facilities located in Idaho Falls, Idaho. The purchase price of the acquisition was approximately $5.8 million, consisting of $3.1 million of cash, approximately $1.1 million in the form of equity ownership in our facility located in Idaho Falls, Idaho, $470,000 of contingent consideration and the assumption of debt of approximately $1.1 million. Subsequent to the acquisition, the contingencies were met and the cash was released from escrow to the sellers. The facilities are operated by our existing facility located in Idaho Falls, Idaho and are consolidated with our Idaho Falls, Idaho facility for financial reporting purposes.

Revenues
Our revenues consist of patient service revenues and other service revenues.  Our patient service revenues relate to fees charged for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes.  Physician service revenues are revenues from our recently divested physician network consisting of reimbursed expenses, plus participation in the excess of revenues over expenses of the physician networks, as provided for in our service agreements with our physician networks.  Other service revenues consist of management and administrative service fees derived from the non-consolidated facilities that we account for under the equity method, management of surgical facilities in which we do not own an interest, and management services we provide to a physician clinic for which we are not required to provide capital or additional assets.
The following tables summarize our revenues by service type as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Patient service revenues	98%	98%	97%
Physician service revenues	—	1	1
Other service revenues	2	1	2
Total	100%	100%	100%

Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Private Insurance	62%	66%	68%
Government	31	26	25
Self-pay	2	3	4
Other	5	5	3
Total	100%	100%	100%
Case Mix
We primarily operate multi-specialty facilities where physicians perform a variety of procedures in specialties, including orthopedics, pain management, cardiology, gastroenterology and ophthalmology, among others.  We believe this diversification provides us protection from any adverse pricing and utilization trends in any individual procedure type and results in greater consistency in our case volume.
The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Cardiology	1.0%	—%	—%
Ear, nose and throat	5.6	5.9	5.9
Gastrointestinal	29.3	30.4	30.6
General surgery	3.5	3.9	3.9
Obstetrics/gynecology	3.3	2.9	2.8
Ophthalmology	16.3	15.9	16.4
Orthopedic	16.5	17.1	16.9
Pain management	13.5	14.0	13.7
Plastic surgery	2.7	2.7	2.7
Other	8.3	7.2	7.1
Total	100%	100%	100%
Case Growth
Same Store Information
We define same store facilities as those facilities that were operating throughout the respective years ended December 31, 2012 and December 31, 2011.  The following same store facility table includes both consolidated surgical facilities included in continuing operations that are included in our revenue and non-consolidated surgical facilities that are not reported in our revenue, as we account for these surgical facilities using the equity method.  This same store facilities table is presented to allow comparability to other companies in our industry for the periods indicated:

	Three Months Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
Cases	61,569	63,634	238,708	241,199
Case growth	(3.2)%	N/A	(1.0)%	N/A
Net patient service revenue per case	$2,212	$2,017	$2,092	$1,876
Net patient service revenue per case growth	9.7%	N/A	11.5%	N/A
Number of same store surgical facilities	49	N/A	47	N/A

Consolidated Information
The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated.  Accordingly, the table includes surgical facilities that we have acquired or developed since January 1, 2011:

	Three Months Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
Cases	59,098	59,378	232,716	229,209
Case growth	(0.5)%	N/A	1.5%	N/A
Net patient service revenue per case	$2,317	$1,991	$2,150	$1,870
Net patient service revenue per case growth	16.5%	N/A	15.1%	N/A
Number of consolidated surgical facilities, included in continuing operations	47	45	47	45

Operating Income Margins
Our operating income margin, excluding non-recurring gains and losses decreased to 17.4% for the year ended December 31, 2012 from 17.9% during the year ended December 31, 2011. This decrease is primarily attributable to an increase in supply costs at our surgical hospitals, due to an increase in higher acuity cases and ancillary services performed at these facilities. Additionally, the increase in our revenue at our surgical hospitals has driven an increase in our provision for doubtful accounts.

Acquisitions and Developments
2012 Activities
Effective December 31, 2012, we acquired a 77.3% ownership interest in a surgical facility located in Bellingham, Washington. We merged the operations of the acquired facility with our existing surgical facility in this market. The purchase price of the acquisition was $1.5 million. The acquisition was financed with cash from operations. We consolidate this facility for financial reporting purposes with the results of operations from our existing facility located in Bellingham, Washington.

Effective October 4, 2012, we acquired the remaining 44.0% incremental ownership interest at our surgical facility located in Great Falls, Montana for $4.0 million. The acquisition was financed with cash from operations. We previously held a 56.0% ownership interest in this surgical facility and continue to consolidate this facility for financial reporting purposes.

Effective June 20, 2012, we acquired a 58.3% ownership interest in a surgical hospital located in Lubbock, Texas. The purchase price of the acquisition was approximately $10.3 million. The acquisition was financed with cash from operations. As part of the acquisition, we assumed debt of approximately $1.4 million. We consolidate the facility for financial reporting purposes.

Effective June 1, 2012, we acquired a 60.0% ownership interest in a surgical facility located in St. Louis, Missouri. The purchase price of the acquisition was approximately $7.6 million. The acquisition was funded with cash from operations. As part of the acquisition, we assumed debt of approximately $419,000. We consolidate the facility for financial reporting purposes.

Effective April 1, 2012, we entered into a management agreement with a surgical facility located in Jackson, Tennessee. The management agreement has a term of fifteen years, with two optional five-year renewal terms. We also received an option to purchase up to a 20.0% ownership interest in the facility. The option is exercisable after April 1, 2013 and is effective for a six-month period.

Effective February 8, 2012, we completed the acquisition of four separate urgent care and family practice facilities located in Idaho Falls, Idaho. The purchase price of the acquisition was approximately $5.8 million, consisting of $3.1 million of cash, approximately $1.1 million in the form of equity ownership in our facility located in Idaho Falls, Idaho, $470,000 of contingent consideration and the assumption of debt of approximately $1.1 million. Subsequent to the acquisition, the contingencies were met and the cash was released from escrow, to the sellers. The facilities are operated by our existing facility located in Idaho Falls, Idaho and are consolidated with our Idaho Falls, Idaho facility for financial reporting purposes.

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

2010 Activities
Effective July 1, 2010, we acquired an incremental, controlling ownership interest of 37.0% in one of our surgical facilities located in Chesterfield, Missouri for $18.8 million. Subsequent to the acquisition, we held a 50.0% ownership interest in the facility. As part of the acquisition, we consolidated $4.8 million of third-party facility debt on our balance sheet. We subsequently restructured this debt using borrowings from our former Revolving Facility. As a result of this acquisition, we hold a controlling interest in this facility. The acquisition was treated as a business combination, and we began consolidating the facility for financial reporting purposes in the third quarter of 2010. We financed the aggregate purchase price with proceeds from our former Revolving Facility.

Effective April 9, 2010, we acquired an ownership of 54.5% in a surgical hospital located in Idaho Falls, Idaho for approximately $31.9 million plus the assumption of approximately $6.1 million of debt and other obligations of $48.0 million, which we consolidate on our balance sheet. The other obligations include a financing obligation of $48.0 million payable to the hospital facility lessor for the land, buildings and improvements of the facility. We financed the acquisition with borrowings from our former Revolving Facility. We consolidate this facility for financial reporting purposes.

Discontinued Operations and Divestitures
From time to time, we evaluate our portfolio of surgical facilities to ensure the facilities are performing as expected. The following summary presents those facilities classified as, and/or divested, in 2012 which we report as discontinued operations (in thousands):

Facility	Period in which facility identified for disposal (reclassified to discontinued operations)	Sale or disposal date	Loss (gain) recorded in discontinued operations
Metairie, Louisiana	December 31, 2012	December 31, 2012	$351
Greenville, South Carolina	March 31, 2012	August 31, 2012	$1,642
Austin, Texas	December 31, 2011	July 1, 2012	$(1,075)
Fort Worth, Texas	December 31, 2011	February 29, 2012	$(78)
Effective December 31, 2012, we ceased operations at our surgical facility located in Metairie, Louisiana. We recognized a loss of $351,000 on the disposal. We consolidate this facility for financial reporting periods.
Effective August 31, 2012, we divested our ownership interest in a surgical facility located in Greenville, South Carolina for net proceeds of $348,000. This facility was previously consolidated for financial reporting purposes. Concurrent with the disposal, we entered into a management agreement with the buyer. The management agreement has a term of one year. We recorded a loss on the disposal of approximately $1.6 million during 2012. Included in this loss is an allocated disposal of goodwill of $239,000.
Effective July 1, 2012, we, along with our physician investors in the facility, divested our ownership interests in a surgical facility located in Austin, Texas for aggregate net proceeds of approximately $4.4 million. Additionally, we terminated our management agreement with this facility and received cash proceeds of approximately $2.0 million. This facility was previously consolidated for financial reporting purposes. We recorded a gain on the disposal of approximately $1.1 million during 2012. Included in this gain is an allocated disposal of goodwill of $3.7 million.

Effective February 29, 2012, we, along with our physician investors in the facility, divested our ownership interest in a surgical facility located in Fort Worth, Texas for aggregate net proceeds of $1.9 million. Additionally, we terminated our management agreement with this facility and received cash proceeds of approximately $1.1 million. We recorded a gain, net of income attributable to noncontrolling interests, of $78,000 which is included in the loss from discontinued operations. Included in this gain is an allocated disposal of goodwill of $1.3 million.

Revenues, (loss) income from operations, before taxes, income tax (benefit) provision, loss (gain) on sale, net of taxes, and income from discontinued operations, net of taxes, for the periods indicated, were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues	$6,282	$17,005	$25,642
(Loss) income from operations, before income taxes	(936)	1,302	522
Income tax (benefit) provision	(1,343)	540	(165)
Loss (gain) on sale, net of taxes	285	418	(378)
Income from discontinued operations, net of taxes	$122	$344	$1,065
Effective December 31, 2012, we divested our interest and management rights in a surgical facility located in Oklahoma City, Oklahoma for net proceeds of $10.1 million. This facility was previously accounted for as an equity method investment for financial reporting purposes. We recorded a gain on the disposal of $5.9 million during the fourth quarter of 2012.
Effective April 30, 2012, we divested our interest and management rights in a surgical facility located in Nashville, Tennessee for net proceeds of $1.3 million. This facility was previously accounted for as an equity method investment for financial reporting purposes. We recorded a gain on the disposal of approximately $750,000 during the second quarter of 2012.
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
We also consider the relevant sections of the Financial Accounting Standards Board’s Accounting Standards Codification, Topic 810, Consolidation, to determine if we have the power to direct the activities and are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights.  At December 31, 2012, we consolidate two entities because we are the primary beneficiary.
Revenue Recognition
Our revenues are comprised of patient service revenues and other service revenues.  Our patient service revenues relate to fees charged for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes.  These fees are billed either to the patient or a third-party payor.  Our fees vary depending on the procedure, but usually include all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications.  Also, in a very limited number of our surgical facilities, we charge for anesthesia services.  Our fees normally do not include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by the physicians to the patient or third-party payor.  We recognize patient service revenues on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid.  Changes in estimated contractual adjustments and discounts are recorded in the period of change.

Physician service revenues are revenues from a physician network, which we no longer operate, consisting of reimbursed expenses, plus participation in the excess of revenues over expenses of the physician network, as provided for in our service agreements with our physician networks.
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
We estimate our allowances for bad debts using similar information and analysis.  While we believe that our allowances for contractual adjustments and bad debts are adequate, if the actual write-offs are significantly different from our estimates, it could have a material adverse effect on our financial condition and results of operations.  Because in most cases, we have the ability to verify a patient’s insurance coverage before services are rendered and because we have entered into contracts with third-party payors which account for a majority of our total revenues, the out-of-period contractual adjustments have been minimal.  Our net accounts receivable reflected allowances for doubtful accounts of $11.9 million, $10.1 million and $9.9 million at December 31, 2012, 2011 and 2010, respectively.
The following table summarizes our days sales outstanding for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Days sales outstanding	46	51	48
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
The following table summarizes our accounts receivable aging, net of contractual adjustments but before our allowance for doubtful accounts and certain other allowances, for consolidated surgical facilities as of the periods indicated (in thousands):

	Year Ended December 31,
	2012		2011
	Amount	% of Total	Amount	% of Total
Current	$38,618	45%	$34,060	43%
31 to 60 days	14,178	17	14,091	18
61 to 90 days	6,579	8	7,174	9
91 to 120 days	4,091	5	3,907	5
121 to 150 days	3,857	4	3,787	5
Over 150 days	17,775	21	15,725	20
Total	$85,098	100%	$78,744	100%
We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor.  However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal.  Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered.  It is our policy to collect co-payments and deductibles prior to providing services.  It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure.  Because our services are primarily non-emergency, our surgical facilities have the ability to control these procedures.  Our patient service revenues from self-pay as a percentage of total revenues were approximately 2% for the year ended December 31, 2012 and approximately 3% for December 31, 2011.
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
We performed our annual goodwill impairment assessment by developing a fair value estimate of the business enterprise as of December 31, 2012 using a discounted cash flows approach.  We corroborated the results of our fair value estimate using a market-based approach.  As we do not have publicly traded equity from which to derive a market value, an assessment of peer-company trading data was performed, whereby management selected comparable peers based on growth and leverage ratios, as well as industry specific characteristics.  Management estimated a reasonable market value of the Company as of December 31, 2012 based on earnings multiples and trading data of the Company's peers. This market-based approach was then used to assess the reasonableness of the discounted cash flows approach.  The result of our annual goodwill impairment test at indicated no potential impairment.
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

Off-Balance Sheet Arrangements

We guarantee our pro-rata share of the third-party debts and other obligations of many of the non-consolidated partnerships and limited liability companies in which we own an interest.  As of December 31, 2012, we had approximately $181,000 of off-balance sheet guarantees of non-consolidated third-party debt in connection with these surgical facilities. In most instances, the physicians and/or physician groups have also guaranteed their pro-rata share of the indebtedness to secure the financing.

Results of Operations
The following table summarizes certain statements of operations items for each of the three years ended December 31, 2012, 2011 and 2010.  The table also shows the percentage relationship to revenues for the periods indicated:

	2012		2011		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(in thousands)
Revenues	$507,993	100%	$439,278	100%	$389,104	100%
Cost of revenues	365,270	71.9	312,908	71.2	276,775	71.1
General and administrative expense	26,901	5.3	22,723	5.2	22,465	5.8
Depreciation and amortization	21,923	4.3	20,098	4.6	18,219	4.7
Provision for doubtful accounts	10,536	2.1	6,801	1.5	6,489	1.7
Income on equity investments	(4,490)	(0.9)	(1,876)	(0.4)	(2,901)	(0.7)
(Gain) loss on disposal and impairment of long-lived assets, net	(6,209)	(1.2)	4,822	1.1	(901)	(0.2)
Loss on debt extinguishments	—	—	4,751	1.1	—	—
Electronic health record incentives	(1,054)	(0.2)	—	—	—	—
Litigation settlements, net	(532)	(0.1)	(231)	(0.1)	(35)	—
Business combination remeasurement gains	—	—	—	—	(3,169)	(0.8)
Total operating expenses	412,345	81.2	369,996	84.2	316,942	81.6
Operating income	95,648	18.8	69,282	15.8	72,162	18.4
Interest expense, net	(57,658)	(11.4)	(54,324)	(12.4)	(48,032)	(12.3)
Income before income taxes and discontinued operations	37,990	7.4	14,958	3.4	24,130	6.1
Provision for income taxes	11,024	2.2	8,832	2.0	7,890	2.0
Income from continuing operations	26,966	5.2	6,126	1.4	16,240	4.1
Income from discontinued operations, net of taxes	122	—	344	0.1	1,065	0.3
Net income	27,088	5.3	6,470	1.5	17,305	4.4
Less: Net income attributable to noncontrolling interests	(38,798)	(7.6)	(33,057)	(7.5)	(26,045)	(6.7)
Net loss attributable to Symbion, Inc.	$(11,710)	(2.3)%	$(26,587)	(6.0)%	$(8,740)	(2.3)%
Year Ended December 31, 2012 Compared To Year Ended December 31, 2011
Overview.  In 2012, our revenues increased 15.6% to $508.0 million from $439.3 million in 2011.  We incurred a net loss attributable to Symbion, Inc. for the year ended December 31, 2012 of $11.7 million compared to a net loss of $26.6 million for the year ended December 31, 2011. Our net loss for 2012 includes $6.2 million of net gains related to the disposal of our ownership interests in two surgical facilities. Also, we received $1.1 million of electronic health record incentives during the year ended December 31, 2012. Included in our net loss for 2011 was a $4.8 million loss on debt extinguishment, a loss of $2.9 million related to the impairment of one of our equity method investments located in Novi, Michigan and an additional valuation allowance of $2.1 million related to a note receivable from this facility offset by gains on disposal of various long-lived assets. Excluding these items, we incurred a net loss attributable to Symbion, Inc. for 2012 of $19.0 million, compared to a net loss attributable to Symbion, Inc. of $17.0 million for 2011.
Our financial results for 2012 compared to 2011 reflect the addition of two surgical facilities that we consolidate for financial reporting purposes, the disposition of three surgical facilities which we account for using the equity method and the addition of one surgical facility which we manage.

Revenues.  Revenues for the year ended December 31, 2012 compared to December 31, 2011 were as follows (in thousands):

	2012	2011	Dollar Variance	Percent Variance
Patient service revenues	$500,255	$428,566	$71,689	16.7%
Other service revenues	7,738	6,229	1,509	24.2
Physician service revenues	—	4,483	(4,483)	(100.0)
Total revenues	$507,993	$439,278	$68,715	15.6%
Patient service revenues increased 16.7% for the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase in patient service revenues is attributable to surgical facilities acquired since January 1, 2011. In addition, this increase is attributable to growth at our surgical hospitals, including an increase in net patient revenue per case due to an increase in higher acuity cases and ancillary services performed at these facilities. Effective September 30, 2011, we completed a scheduled termination of our physician network agreements.
Cost of Revenues.  Cost of revenues for the year ended December 31, 2012 was $365.3 million compared to $312.9 million for the year ended December 31, 2011. This increase is attributable to surgical facilities acquired since January 1, 2011, as well as growth at our surgical hospitals. We have experienced an increase in supply costs at our surgical hospitals, due to an increase in higher acuity cases and ancillary services performed at these facilities. As a percentage of total revenues, cost of revenues increased to 71.9% for 2012 compared to 71.2% for 2011.
General and Administrative Expense.  General and administrative expense increased to $26.9 million for the year ended December 31, 2012 compared to $22.7 million for the year ended December 31, 2011. Included in the expense for 2012 is a $2.7 million increase in incentive compensation expense. As a percentage of revenues, excluding the increase in incentive compensation expense, our general and administrative expense decreased to 4.8% for 2012 compared to 5.2% for 2011. This decrease is primarily attributable to our leveraging of corporate overhead costs while continuing to increase revenues through recent acquisitions.
Depreciation and Amortization.  Depreciation and amortization expense increased to $21.9 million for the year ended December 31, 2012 compared to $20.1 million for the year ended December 31, 2011. This increase is attributable to surgical facilities acquired since January 1, 2011. As a percentage of revenues, depreciation and amortization expense decreased to 4.3% for 2012 compared to 4.6% for 2011.
Provision for Doubtful Accounts.  The provision for doubtful accounts increased to $10.5 million for the year ended December 31, 2012 compared to $6.8 million for the year ended December 31, 2011. As a percentage of revenues, the provision for doubtful accounts increased to 2.1% for 2012 compared to 1.5% for 2011. We have experienced an increase in higher acuity cases and ancillary services performed at our surgical hospitals. The increase in revenues from our surgical hospitals has driven an incremental increase in our provision for doubtful accounts.
Income on Equity Investments.  Income on equity investments represents the net income of certain investments we have in surgical facilities.  These surgical facilities are not consolidated for financial reporting purposes.  Income on equity investments increased to $4.4 million for the year ended December 31, 2012 from $1.9 million for the year ended December 31, 2011.  This increase is attributable to ownership interests acquired since January 1, 2011.
(Gain) Loss on Disposal and Impairment of Long-Lived Assets, net.  We recognized a gain on the impairment and disposal of long-lived assets of $6.2 million during the year ended December 31, 2012. We recognized a $5.9 million gain on the disposal of our equity interest in our surgical facility located in Oklahoma City, Oklahoma. Additionally, we recognized a gain of $750,000 on the disposal of our equity interest in our surgical facility located in Nashville, Tennessee. These gains were offset by a loss on disposal of $423,000 on the disposal of various equipment and other long-lived assets. During the year ended December 31, 2011, we recorded a loss on the impairment and disposal of long-lived assets of $4.8 million. Included in this loss was an impairment charge of $2.9 million related to one of our equity method investments located in Novi, Michigan. The Company also recorded a valuation allowance of $2.1 million related to a note receivable due from this facility. These impairment charges were offset by gains on disposal of various long-lived assets.
Loss on Debt Extinguishment. As a result of our debt restructuring during the second quarter of 2011, we incurred a loss on debt extinguishment of $4.8 million. This charge is comprised primarily of capitalized debt issuance costs written off in connection with our termination of debt instruments as part of the restructuring.

Electronic Health Record Incentives. During the year ended December 31, 2012, we satisfied the meaningful use provisions of the Affordable Care Act and recognized an aggregate of $1.1 million of income from EHR incentives at certain of our surgical hospitals.

Operating Income.  For the year ended December 31, 2012, operating income excluding non-cash gains and losses and electronic health record incentives increased to $86.6 million from $78.9 million for the year ended December 31, 2011. This increase is primarily attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2011.
Interest Expense, Net of Interest Income.  Interest expense, net of interest income, increased to $57.7 million for the year ended December 31, 2012 compared to $54.3 million for the year ended December 31, 2011. The increase is primarily attributable to a higher interest rate on our Senior Secured Notes compared to our previous variable rate Credit Facility.
Provision for Income Taxes.  Tax expense of $11.0 million for the year ended December 31, 2012 and $8.8 million for the year ended December 31, 2011, is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments.
Net Income Attributable to Noncontrolling Interests.  Income attributable to noncontrolling interests increased to $38.8 million for the year ended December 31, 2012 compared to $33.1 million for the year ended December 31, 2011. As a percentage of revenues, income attributable to noncontrolling interests increased to 7.6% for 2012 compared to 7.5% for 2011.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Overview.  In 2011, our revenues increased 12.9% to $439.3 million from $389.1 million in 2010.  We incurred a net loss attributable to Symbion, Inc. for the year ended December 31, 2011 of $26.6 million compared to a net loss of $8.7 million for the year ended December 31, 2010. Included in our net loss for 2011 was a $4.8 million loss on debt extinguishment and a loss of $2.9 million related to the impairment of one of our equity method investments located in Novi, Michigan and an additional valuation allowance of $2.1 related to a note receivable from this facility offset by gains on disposal of various long-lived assets. During the year ended December 31, 2010, we recognized a $3.2 million business combination remeasurement gain. Excluding these items, we incurred a net loss attributable to Symbion, Inc. for 2011 of $16.8 million, compared to a net loss attributable to Symbion, Inc. of $11.9 million for 2010.
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

Revenues.  Revenues for the year ended December 31, 2011 compared to December 31, 2010 were as follows (in thousands):

	2011	2010	Dollar Variance	Percent Variance
Patient service revenues	$428,566	$376,877	$51,689	13.7%
Other service revenues	6,229	6,427	(198)	(3.1)
Physician service revenues	4,483	5,800	(1,317)	(22.7)
Total revenues	$439,278	$389,104	$50,174	12.9%
Patient service revenues increased 13.7% for the year ended December 31, 2011 compared to the year ended December 31, 2010. This increase in patient service revenues, including a 0.5% increase in case volume, is attributable to surgical facilities and additional incremental, controlling ownership acquired since January 1, 2010. In addition, this increase is attributable to growth at our surgical hospitals, including an increase in net patient revenue per case due to an increase in higher acuity cases performed at these facilities. However, we experienced volume weakness across our system, primarily in our ASCs. Consistent with the overall volume decrease experienced by our industry, our comparable same store cases reflect a decline of 3.0% for 2011 compared to 2010. Our case volume was impacted by a scheduled termination of an agreement with a health plan to utilize one of our facilities for a specified period of time.
Cost of Revenues.  Cost of revenues for the year ended December 31, 2011 was $312.9 million compared to $276.8 million for the year ended December 31, 2010. This increase is attributable to surgical facilities and additional incremental, controlling ownership acquired since January 1, 2010. In addition, this increase is attributable to growth at our surgical hospitals. As a percentage of total revenues, cost of revenues increased to 71.2% for 2011 compared to 71.1% for 2010.
General and Administrative Expense.  General and administrative expense increased to $22.7 million for the year ended December 31, 2011 compared to $22.5 million for the year ended December 31, 2010. As a percentage of revenues, general and administrative expense decreased to 5.2% for 2011 compared to 5.8% for 2010. This decrease is primarily attributable to our leveraging of corporate overhead costs while continuing to increase revenue through recent acquisitions.
Depreciation and Amortization.  Depreciation and amortization expense increased to $20.1 million for the year ended December 31, 2011 compared to $18.2 million for the year ended December 31, 2010. This increase is attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2010. As a percentage of revenues, depreciation and amortization expense decreased to 4.6% for 2011 compared to 4.7% for 2010.
Provision for Doubtful Accounts.  The provision for doubtful accounts increased to $6.8 million for the year ended December 31, 2011 compared to $6.5 million for the year ended December 31, 2010. As a percentage of revenues, the provision for doubtful accounts decreased to 1.5% for 2011 from 1.7% for 2010.
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
(Gain) Loss on Disposal and Impairment of Long-Lived Assets, net.  We recognized a loss on the impairment and disposal of long-lived assets of $4.8 million during the year ended December 31, 2011. Included in this loss is an impairment charge of $2.9 million related to one of our equity method investments located in Novi, Michigan. The Company also recorded a valuation allowance of $2.1 million related to a note receivable due from this facility. These impairment charges are offset by gains on disposal of various long-lived assets.
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

Operating Income.  For the year ended December 31, 2011, operating income excluding non-cash gains and losses increased to $78.9 million from $68.1 million for the year ended December 31, 2010. This increase is primarily attributable to surgical facilities and additional incremental, controlling ownership interests acquired since January 1, 2010.
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
Provision for Income Taxes.  Tax expense of $8.8 million for the year ended December 31, 2011 and $7.9 million for the year ended December 31, 2010 is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments. The increase in tax expense compared to the prior year relates to an increase in our valuation allowance recorded against certain deferred tax assets, primarily due to our impairment charge of $2.9 million related to our equity method investment located in Novi, Michigan as well as a valuation allowance of $2.1 million related to a note receivable due from this facility.
Net Income Attributable to Noncontrolling Interests.  Income attributable to noncontrolling interests increased to $33.1 million for the year ended December 31, 2011 compared to $26.0 million for the year ended December 31, 2010. As a percentage of revenues, income attributable to noncontrolling interests increased to 7.5% for 2011 compared to 6.7% for 2010. This increase is primarily attributable to an increase in operating income at one of our surgical hospitals in which we do not hold a majority ownership but consolidate for financial reporting purposes.
Quarterly Results of Operations
The following tables present a summary of our unaudited quarterly consolidated results of operations for each of the four quarters in 2012 and 2011.  The unaudited financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited consolidated financial statements and related notes.  Our quarterly operating results have varied in the past, may continue to do so and are not necessarily indicative of results for any future period.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended
	(in thousands) (unaudited)
Consolidated Statement of Operations Data:

Revenues	$120,623	$122,440	$125,951	$138,979	$507,993
Operating expenses:
Salaries and benefits	32,482	33,146	36,871	38,486	140,985
Supplies	29,289	30,404	32,392	35,916	128,001
Professional and medical fees	8,980	8,218	9,890	10,429	37,517
Rent and lease expense	5,927	6,177	7,002	5,944	25,050
Other operating expenses	8,066	8,129	8,981	8,541	33,717
Cost of revenues	84,744	86,074	95,136	99,316	365,270
General and administrative expense	8,001	6,285	5,684	6,931	26,901
Depreciation and amortization	5,314	5,402	5,621	5,586	21,923
Provision for doubtful accounts	2,108	2,669	3,018	2,741	10,536
Income on equity investments	(464)	(1,214)	(1,251)	(1,561)	(4,490)
Loss (gain) on disposal and impairment of long-lived assets, net	48	(596)	51	(5,712)	(6,209)
Electronic health records incentives	—	—	(603)	(451)	(1,054)
Litigation settlements, net	(17)	(215)	—	(300)	(532)
Total operating expenses	99,734	98,405	107,656	106,550	412,345
Operating income	20,889	24,035	18,295	32,429	95,648
Interest expense, net	(14,328)	(14,345)	(14,536)	(14,449)	(57,658)
Income before income taxes and discontinued operations	6,561	9,690	3,759	17,980	37,990
Provision for income taxes	1,352	1,481	1,222	6,969	11,024
Income from continuing operations	5,209	8,209	2,537	11,011	26,966
(Loss) income from discontinued operations, net of taxes	(72)	(474)	(851)	1,519	122
Net income	5,137	7,735	1,686	12,530	27,088
Less: Net income attributable to noncontrolling interests	(10,078)	(10,597)	(7,134)	(10,989)	(38,798)
Net (loss) income attributable to Symbion, Inc.	$(4,941)	$(2,862)	$(5,448)	$1,541	$(11,710)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended
	(in thousands) (unaudited)
Consolidated Statement of Operations Data:

Revenues	$105,264	$107,087	$106,815	$120,112	$439,278
Operating expenses:
Salaries and benefits	29,573	30,288	30,628	31,074	121,563
Supplies	23,812	26,003	24,337	30,603	104,755
Professional and medical fees	7,651	8,433	8,137	8,125	32,346
Rent and lease expense	5,623	5,920	5,903	5,946	23,392
Other operating expenses	7,632	7,591	8,026	7,603	30,852
Cost of revenues	74,291	78,235	77,031	83,351	312,908
General and administrative expense	5,869	5,544	5,399	5,911	22,723
Depreciation and amortization	4,986	5,016	4,977	5,119	20,098
Provision for doubtful accounts	1,496	1,498	2,614	1,193	6,801
Income on equity investments	(269)	(387)	(515)	(705)	(1,876)
(Gain) loss on disposal and impairment of long-lived assets, net	(78)	108	177	4,615	4,822
Loss on debt extinguishment	—	4,751	—	—	4,751
Litigation settlements, net	—	—	(15)	(216)	(231)
Total operating expenses	86,295	94,765	89,668	99,268	369,996
Operating income	18,969	12,322	17,147	20,844	69,282
Interest expense, net	(11,975)	(13,430)	(14,309)	(14,610)	(54,324)
Income (loss) before income taxes and discontinued operations	6,994	(1,108)	2,838	6,234	14,958
Provision for income taxes	1,619	1,332	1,906	3,975	8,832
Income (loss) from continuing operations	5,375	(2,440)	932	2,259	6,126
Income (loss) from discontinued operations, net of taxes	249	302	(215)	8	344
Net income (loss)	5,624	(2,138)	717	2,267	6,470
Less: Net income attributable to noncontrolling interests	(8,043)	(6,535)	(7,085)	(11,394)	(33,057)
Net loss attributable to Symbion, Inc.	$(2,419)	$(8,673)	$(6,368)	$(9,127)	$(26,587)
EBITDA and Consolidated Adjusted EBITDA

When we use the term “EBITDA,” we are referring to net income (loss) plus (a) income (loss) from discontinued operations, net of taxes, (b) income tax expense, (c) interest expense, net, (d) depreciation and amortization, (e) non-cash (gains) losses, including our loss on debt extinguishment, and (f) non-cash stock option compensation expense, and less (g) net income attributable to noncontrolling interests. Noncontrolling interest represents the interests of third parties, such as physicians and, in some cases, healthcare systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships, with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.

EBITDA increased to $74.6 million for the year ended December 31, 2012 from $67.2 million for the year ended December 31, 2011. This increase is attributable to surgical facilities acquired since January 1, 2011. In addition, this increase is attributable to an increase in net patient services revenue per case primarily driven by higher acuity cases at our surgical hospitals.
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

The following table reconciles EBITDA to net cash provided by operating activities - continuing operations (in thousands):

	December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended
	(unaudited)
EBITDA	$17,890	$18,294	$17,010	$21,427	$74,621
Depreciation and amortization	(5,314)	(5,402)	(5,621)	(5,586)	(21,923)
Non-cash (losses) gains	(48)	596	(51)	5,712	6,209
Non-cash stock option compensation expense	(1,717)	(50)	(177)	(113)	(2,057)
Interest expense, net	(14,328)	(14,345)	(14,536)	(14,449)	(57,658)
Provision for income taxes	(1,352)	(1,481)	(1,222)	(6,969)	(11,024)
Net income attributable to noncontrolling interests	10,078	10,597	7,134	10,989	38,798
Loss on discontinued operations, net of taxes	(72)	(474)	(851)	1,519	122
Net income	5,137	7,735	1,686	12,530	27,088
Income from discontinued operations	72	474	851	(1,519)	(122)
Depreciation and amortization	5,314	5,402	5,621	5,586	21,923
Amortization of deferred financing costs and debt issuance discount	944	945	954	955	3,798
Non-cash payment-in-kind interest option	2,028	2,029	2,109	2,139	8,305
Non-cash stock option compensation expense	1,717	50	177	113	2,057
(Gain) loss on disposal and impairment of long-lived assets, net	48	(596)	51	(5,712)	(6,209)
Deferred income taxes	1,129	1,421	4,298	7,039	13,887
Equity in earnings of unconsolidated affiliates, net of distributions received	(139)	(715)	(422)	(655)	(1,931)
Provision for doubtful accounts	2,108	2,669	3,018	2,741	10,536
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(3,496)	879	(184)	(3,657)	(6,458)
Other assets and liabilities	984	(3,074)	4,532	(6,537)	(4,095)
Net cash provided by operating activities — continuing operations	$15,846	$17,219	$22,691	$13,023	$68,779

Other Data:
Number of surgical facilities included in continuing operations, as of the end of period (1)	57	60	61	61
Number of consolidated surgical facilities included in continuing operations, as of the end of the period	45	47	47	47
________________________________________
(1) Includes surgical facilities that we manage but in which have no ownership.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended
	(unaudited)
EBITDA	$16,168	$15,996	$15,550	$19,535	$67,249
Depreciation and amortization	(4,986)	(5,016)	(4,977)	(5,119)	(20,098)
Non-cash (losses) gains	78	(4,859)	(177)	(4,615)	(9,573)
Non-cash stock option compensation expense	(334)	(334)	(334)	(351)	(1,353)
Interest expense, net	(11,975)	(13,430)	(14,309)	(14,610)	(54,324)
Provision for income taxes	(1,619)	(1,332)	(1,906)	(3,975)	(8,832)
Net income attributable to noncontrolling interests	8,043	6,535	7,085	11,394	33,057
Loss on discontinued operations, net of taxes	249	302	(215)	8	344
Net income	5,624	(2,138)	717	2,267	6,470
Income from discontinued operations	(249)	(302)	215	(8)	(344)
Depreciation and amortization	4,986	5,016	4,977	5,119	20,098
Amortization of deferred financing costs and debt issuance discount	501	360	1,042	983	2,886
Non-cash payment-in-kind interest option	6,984	6,382	4,431	4,571	22,368
Non-cash stock option compensation expense	334	334	334	351	1,353
Non-cash recognition of other comprehensive loss into earnings	—	665	—	—	665
(Gain) loss on disposal and impairment of long-lived assets, net	(78)	4,859	177	4,615	9,573
Deferred income taxes	1,534	1,190	1,852	3,855	8,431
Equity in earnings of unconsolidated affiliates, net of distributions received	341	60	(59)	(236)	106
Provision for doubtful accounts	1,496	1,498	2,614	1,193	6,801
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(551)	(1,652)	(796)	(8,014)	(11,013)
Other assets and liabilities	699	(938)	5,778	(7,046)	(1,507)
Net cash provided by operating activities — continuing operations	$21,621	$15,334	$21,282	$7,650	$65,887

Other Data:
Number of surgical facilities included in continuing operations, as of the end of period (1)	56	56	57	57
Number of consolidated surgical facilities included in continuing operations, as of the end of the period	44	44	45	45
________________________________________
(1) Includes surgical facilities that we manage but in which have no ownership.

The following table reconciles Consolidated Adjusted EBITDA to EBITDA and EBITDA to net cash provided by operating activities—continuing operations:

Year Ended December 31, 2012
(in thousands)
Consolidated Adjusted EBITDA (1)	$80,435
Cash payment on Idaho Falls lease (2)	5,433
Intercompany notes adjustment (3)	(7,192)
Pro forma acquisition and other non-cash adjustments (4)	(4,055)
EBITDA	74,621
Depreciation and amortization	(21,923)
Non-cash losses, net of noncontrolling interests	6,209
Non-cash stock option compensation expense	(2,057)
Interest expense, net	(57,658)
Provision for income taxes	(11,024)
Net income attributable to noncontrolling interests	38,798
Income from discontinued operations, net of taxes	122
Net income	27,088
Income from discontinued operations	(122)
Depreciation and amortization	21,923
Amortization of deferred financing costs and debt issuance discount	3,798
Non-cash payment-in-kind interest option	8,305
Non-cash stock option compensation expense	2,057
Non-cash losses	(6,209)
Deferred income taxes	13,887
Equity in earnings of unconsolidated affiliates, net of distributions received	(1,931)
Provision for doubtful accounts	10,536
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(6,458)
Other assets and liabilities	(4,095)
Net cash provided by operating activities—continuing operations	$68,779

________________________________________

(1)	When we use the term Consolidated Adjusted EBITDA, we are referring to EBITDA as reported adjusted for covenant related items per our Credit Facility.

(2)	Represents the cash lease payment adjustment for our facility located in Idaho Falls, Idaho as contemplated by our Credit Facility.

(3)	Adjustments related to outstanding balances on intercompany notes issued by our restricted subsidiaries as contemplated by our Credit Facility.

(4)	Includes the pro forma effect of acquisitions and other non-cash adjustments as contemplated by our Credit Facility.
Liquidity and Capital Resources
Operating Activities

During the year ended December 31, 2012, our operating cash flow from continuing operations increased to $68.8 million compared to $65.9 million for the year ended December 31, 2011. This increase is primarily attributable to surgical facilities and incremental, controlling interests acquired since January 1, 2011 and changes in working capital.
During the year ended December 31, 2011, we generated operating cash flow from continuing operations of $65.9 million compared to $60.4 million for the year ended December 31, 2010.  The increase is primarily due to surgical facilities acquired and incremental, controlling ownership interests acquired since January 1, 2010.
Investing Activities

Net cash used in investing activities from continuing operations during the year ended December 31, 2012 was $24.2 million which included $21.1 million of payments for acquisitions, net of $2.3 million of cash acquired, as well as proceeds from divestitures of $11.5 million. Our acquisition activity was funded with cash from continuing operations. Additionally, we invested $14.5 million related to purchases of property and equipment which was funded with cash from continuing operations in 2012.

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
Net cash used in investing activities from continuing operations during the year ended December 31, 2010 was $52.8 million, including $44.1 million for acquisitions, net of cash acquired.  Also during 2010, purchases of property and equipment totaled $8.5 million. Cash used in investing activities in 2010 was funded with borrowings under our Revolving Facility and cash from operations.

Financing Activities

Net cash used in financing activities from continuing operations during the year ended December 31, 2012 was $41.3 million. During 2012, we made distributions to noncontrolling interest partners of $39.9 million.
Net cash used in financing activities from continuing operations during the year ended December 31, 2011 was $55.8 million. During 2011, we made distributions to noncontrolling interest partners of $33.2 million. The following table summarizes our financing activities related to the issuance of our Senior Secured Notes and simultaneous extinguishment of debts during the year ended December 31, 2011 (in thousands):

Cash provided by (used in) debt issuance and extinguishment
Issuance of Senior Secured Notes, net of unamortized debt issuance discount of $5,278	$344,722
Debt extinguishment, plus accrued and unpaid interest:
Credit Facility	(273,121)
Toggle Notes	(73,330)
Payment of debt issuance costs	(11,891)
Net cash used in debt issuance and extinguishment	$(13,620)
Net cash provided by financing activities from continuing operations during the year ended December 31, 2010 was $10.5 million.  During 2010, we made scheduled principal payments on our former Senior Secured Credit Facility totaling $10.6 million.  Also during 2010, we elected to exercise the PIK option by increasing the principal amount in lieu of making scheduled interest payments of $25.0 million on our Toggle Notes.  We also made distributions to noncontrolling interest holders of $25.7 million during 2010. To fund our acquisition activity during 2010, we utilized $56.0 million of our available borrowings under our former Revolving Facility.
Long-Term Debt
The Company's long-term debt is summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011
Senior Secured Notes, net of debt issuance discount of $3,868 and $4,799, respectively	337,132	336,201
Toggle Notes	94,724	94,724
PIK Exchangeable Notes	109,688	101,413
Notes Payable and Secured Loans	28,247	21,627
Capital lease obligations	4,278	4,257
	574,069	558,222
Less current maturities	(39,645)	(13,550)
Total	$534,424	$544,672

As described in the following sections, we modified our long-term debt structure during the second quarter of 2011. On June 14, 2011, we completed the Offering of $350.0 million aggregate principal amount of Senior Secured Notes. The proceeds of the Offering were used to retire our then existing senior secured credit facility and a portion of our Toggle Notes. In connection with the Offering, we entered into the Credit Facility as well as exchanged outstanding Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of PIK Exchangeable Notes. As a result of the debt restructuring, we recorded a loss on debt extinguishment of $4.8 million. This loss is comprised primarily of capitalized debt issuance costs written off in connection with our termination of debt instruments as part of the restructuring.

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

During the third quarter of 2012, we obtained a letter of credit under the Credit Facility for $465,000. This letter of credit was required as part of our workers' compensation insurance coverage. The issuance of this letter of credit reduced our available borrowings under the Credit Facility. As of December 31, 2012, $49.5 million was available under the Credit Facility.

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

The Credit Facility contains financial covenants requiring us not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change. At December 31, 2012, we were in compliance with all material covenants contained in the Credit Facility.

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

We may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. Prior to June 15, 2014, in each of 2011, 2012 and 2013, we may redeem up to 10% of the original aggregate principal amount of the Senior Secured Notes at a price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest. We may also redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with proceeds of certain equity offerings at any time prior to June 15, 2014. At December 31, 2012, we had not redeemed any of our Senior Secured Notes.

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
At December 31, 2012, we were in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.

Scheduled amortization of the discount recorded in connection with the Senior Secured Notes is as follows (in thousands):

Discount attributable to Senior Secured Notes
January 1, 2013 through December 31, 2013	1,006
January 1, 2014 through December 31, 2014	1,092
January 1, 2015 through December 31, 2015	1,186
January 1, 2016 through June 15, 2016	584
Total	$3,868

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
Between August 23, 2008 and August 23, 2011, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes increased by $71.0 million from the issuance of the Toggle Notes to December 31, 2012. Beginning with our February 2012 interest payment, all interest under our Toggle Notes is required to be paid in cash. We have accrued $3.7 million in interest on the Toggle Notes in other accrued expenses as of December 31, 2012.

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
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At December 31, 2012, we were in compliance with all material covenants contained in the indenture governing the Toggle Notes.

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

The PIK Exchangeable Notes will mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on each June 15 and December 15 of each year, commencing on December 15, 2011. We will not pay interest in cash on the PIK Exchangeable Notes. Instead, we will pay interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. We have accrued $400,000 in interest on the PIK Exchangeable Notes in other accrued expenses as of December 31, 2012. We record this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, we reclassify the accrued interest to long-term debt. Due to the required payment-in-kind, we increased the principal amount of the PIK Exchangeable Notes by $3.8 million during 2011 and $8.3 million during 2012.

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

We recorded the PIK Exchangeable Notes in accordance with ASC Topic 470, Debt. In the exchange, the new PIK Exchangeable Notes were recorded at fair value. At December 31, 2012, we were in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.
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

Capital Lease Obligations

We are liable to various vendors for several equipment leases.  The carrying value of the leased assets was $6.3 million and $5.2 million as of December 31, 2012 and December 31, 2011, respectively.
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

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations by period as of December 31, 2012 (in thousands):

	Payments Due by Period
	Total	2013	2014- 2015	2016- 2017	Thereafter
Contractual Obligations:
Long-term debt	$573,659	$37,592	$81,927	$453,867	$273
Cash interest obligations	122,513	39,079	71,931	11,500	3
Capital lease obligations	4,278	2,053	1,946	279	—
Operating lease obligations	146,193	23,491	38,735	26,611	57,356
Other financing obligations(1)	109,848	5,596	11,701	12,414	80,137
Total	$956,491	$107,811	$206,240	$504,671	$137,769
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

In accordance with ASU 2011-08, we had the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Additionally, ASU 2011-08 permits us to resume performing the qualitative assessment in any subsequent period. We adopted the provisions of ASU 2011-08 during the first quarter of 2012. The adoption of ASU 2011-08 did not impact our financial position, results of operations or cash flows.

ASU 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities

In July 2011, the FASB issued ASU 2011-07. ASU 2011-07 requires healthcare entities that recognize significant amounts of patient service revenues at the time services are rendered, to present the provision for doubtful accounts related to patient service revenues as a deduction from patient service revenues (net of contractual allowances and discounts) on their statement of operations if they do not assess the patient's ability to pay. We have evaluated ASU 2011-07 and has determined that the requirements of this ASU are not applicable to the Company as the ultimate collection of patient service revenues is generally determinable at the time of service. This ASU had no impact on our consolidated financial position, results of operations or cash flows.

ASU 2011-05, Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, which eliminated the Company's ability to present components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU 2011-05 during the first quarter of 2012 and retrospectively for all periods presented with the inclusion of a separate, consecutive consolidated statement of comprehensive income. Through December 31, 2012, our only component of other comprehensive income related to changes in the fair value of its interest rate swap derivative instrument in previous periods. During the second quarter of 2011, we discontinued hedge accounting treatment as a result of the Company's extinguishment of the underlying senior secured credit facility. The adoption of ASU 2011-05 did not impact our financial position, results of operations or cash flows.
ASU 2013-02, Comprehensive Income (ASC Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In January 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (ASC Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The update is effective for financial statement periods beginning after December 15, 2012 with early adoption permitted. We will adopt this standard beginning January 1, 2013.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility.  We do not use derivative instruments for speculative purposes.  Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders’ prime rate.  At December 31, 2012, $1.0 million of our long-term debt was subject to variable rates of interest. Additionally, future borrowings under our Credit Facility would subject us to LIBOR fluctuations. At December 31, 2012,  the fair value of our total long-term debt, based on quoted market prices as of December 31, 2012, is approximately $585.0 million.

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

During 2012, we acquired an ownership interest in an ASC located in St. Louis, Missouri and a surgical hospital located in Lubbock, Texas. Related to these acquisitions, our consolidated balance sheet as of December 31, 2012 includes $21.2 million of total assets, excluding goodwill, and our consolidated statement of operations for the year ended December 31, 2012 includes $35.5 million and $2.7 million of net revenues and net income, respectively. We have excluded these acquisitions from management's assessment of internal control over financial reporting.
Management has assessed the effectiveness of our internal control over financial reporting using the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

(c)
Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the fourth quarter of that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.     Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
MANAGEMENT
The following list identifies the name, age and position(s) of our executive officers, key employees and directors:

Name	Age	Position
Richard E. Francis, Jr.	59	Chairman of the Board, Chief Executive Officer and Director
Clifford G. Adlerz	59	President, Chief Operating Officer and Director
Teresa F. Sparks	44	Senior Vice President of Finance, Chief Financial Officer
Robert V. Delaney	55	Director
Quentin Chu	36	Director
Kurt E. Bolin	54	Director
Craig R. Callen	57	Director
Daniel G. Kilpatrick	32	Director
Directors are re-elected annually by the shareholders of the Company (most recently as of March 6, 2013) pursuant to a written consent in lieu of annual meeting. Each director shall hold office until a successor is elected or until the directors death or resignation.

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
Robert V. Delaney joined Crestview as a Partner in 2007 and is a member of the investment committee. Prior to joining Crestview, Mr. Delaney was a partner at Goldman Sachs where he served in a variety of leadership positions, including head of the private equity business in Asia and head of the global leveraged finance group. Mr. Delaney also led the firm's workout advisory and restructuring business. In addition to his role on the Symbion board, Mr. Delaney is currently a director of Samson Resources Corporation, Select Energy Services, Silver Creek Oil & Gas and Synergy Energy. He also serves as a trustee of Hamilton College. Mr. Delaney received an MBA from Harvard Business School, an M.S. in Accounting from NYU Stern School of Business and a B.A. in Economics from Hamilton College.

Quentin Chu is a Partner at Crestview Partners and has been with the firm since July 2005, after graduating from Harvard Business School.  Mr. Chu has served as a director of the Company since August 2007.  Prior to attending business school, Mr. Chu was an associate at The Carlyle Group, where he evaluated and executed transactions in the healthcare industry, including pharmaceuticals, medical devices, facility-based providers, managed care and outsourcing.  Prior to joining Carlyle, Mr. Chu was an analyst in the healthcare investment banking team at Goldman, Sachs & Co., where he completed a range of mergers and acquisitions and financing assignments for both early stage and Fortune 500 companies. Mr. Chu's experience in healthcare transactions and finance provides the board greater insight into the healthcare industry and financial strategy.
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

Craig R. Callen has been a Senior Advisor at Crestview Partners since October 2009 and became a director of the Company in March 2010.  From 2004 to 2007, Mr. Callen served as Senior Vice President of Strategic Planning and Business Development and a member of the Executive Committee for Aetna, Inc., responsible for oversight and development of Aetna's corporate strategy, including mergers and acquisitions.  Prior to joining Aetna in 2004, Mr. Callen was a Managing Director and head of U.S. healthcare investment banking at Credit Suisse First Boston and co-head of healthcare investment banking at Donaldson Lufkin & Jenrette prior to its acquisition by Credit Suisse First Boston.  Previously Mr. Callen served on the board of directors of Kinetic Concepts, Inc. and Sunrise Senior Living, Inc.  Mr. Callen, through his 20 years in investment banking and broad experience in the healthcare industry, offers the board greater insight into industry dynamics as well as investment and acquisitions strategies.
Daniel G. Kilpatrick is a Principal at Crestview Partners and has been with the firm since August 2009, after graduating from Stanford Graduate School of Business. Mr. Kilpatrick has been a director of the Company since August 2012. Prior to attending business school, Mr. Kilpatrick worked as a senior financial analyst for the Yale Investments Office where he identified and led the due diligence on investment managers in private equity and other asset classes and monitored existing relationships for the university's endowment. Mr. Kilpatrick's experience in finance provides the Board greater insight into financial strategy.
Board Structure and Compensation
Our board is currently composed of seven members.  We do not currently pay our directors any fees.
Audit Committee Financial Expert
Our Audit and Compliance Committee is composed of Quentin Chu, Kurt E. Bolin and Daniel G. Kilpatrick.  In light of our status as a closely held company and the absence of a public trading market for our common stock, our Board has not designated any member of the Audit and Compliance Committee as an “audit committee financial expert.”

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
Prior to the Merger, our compensation procedures were similar to those of other similarly situated companies. Our former Compensation Committee retained an independent compensation consultant for advice with respect to specific compensation decisions.  Currently, our Compensation Committee is appointed by Holdings’ Board of Directors, which is controlled by Crestview. Accordingly, our Compensation Committee represents the interests of our stockholders and makes decisions independent from our executive officers. Our Compensation Committee has not utilized the services of a consulting firm in connection with compensation decisions it has made after the Merger.
The Compensation Committee may delegate to the Chief Executive Officer the authority to make, within the framework of the Compensation Committee’s philosophy or objectives that it has adopted from time to time, compensation decisions with respect to our non-executive employees.
Components of Executive Compensation
Base Salaries
The Compensation Committee reviews the base salaries of our executive officers on an annual basis. Salaries are determined based on a subjective assessment of the nature and responsibilities of the position involved, our performance and the performance of the particular officer, and the officer's experience and tenure with us. Messrs. Francis and Adlerz were entitled to increases in salary effective January 1, 2008, to $525,000 and $375,000, respectively, under the terms of their employment agreements but elected to delay implementing this increase to their base salary. Messrs. Francis and Adlerz received no salary increase for 2009 and received the 2% cost of living salary increase that all other employees received in 2010 and 2011. Effective April 1, 2012, the Compensation Committee approved a base salary increase for Ms. Sparks to $245,000. Effective May 1, 2012, the Compensation Committee approved base salary increases for Messrs. Francis and Adlerz to $560,000 and $420,000, respectively.

Non-Equity Incentive Compensation
Non-equity incentive compensation is intended to motivate executive officers to achieve pre-determined financial or other goals appropriate to each executive officer's area of responsibility set by the Compensation Committee, consistent with our overall business strategies.
In February 2012, the Compensation Committee established the 2012 Corporate Key Management Incentive Plan for key management employees, including our executive officers.  The 2012 plan provides for a cash bonus equal to a percentage of base salary upon achievement of financial indicators selected by our Compensation Committee, including achievement of applicable budgeted EBITDA, development and division performance targets. The amount paid under the plan depends on the level of achievement; provided, however, that no bonus based on Company EBITDA will be paid unless a minimum of 95% of budgeted EBITDA is achieved.
For Messrs. Francis and Adlerz, the aggregate cash and equity target bonus was 100% of base salary upon achievement of applicable budgeted EBITDA for the Company.  For Ms. Sparks, the aggregate cash and equity target bonus for 2012 was 50% of base salary upon achievement of applicable budgeted EBITDA for the Company.  Upon review of the Company's 2012 financial performance, the Committee determined that Company EBITDA performance for the year ended December 31, 2012 exceeded threshold levels.  Accordingly, cash bonuses were earned by our Named Executive Officers for 2012 under this plan. In addition, the Committee awarded a discretionary bonus to the Named Executive Officers. See "Executive Compensation—Summary Compensation Table".
In February 2013, the Compensation Committee established the 2013 Corporate Key Management Incentive Plan for key management employees, including our executive officers.  The 2013 plan provides for a  bonus in cash or equity securities with a value equal to a percentage of base salary upon achievement of financial indicators selected by our Compensation Committee, including achievement of applicable budgeted EBITDA, development and division performance targets.  The amount of the award under the plan depends on the level of achievement; provided, however, that no bonus based on Company EBITDA will be paid unless a minimum of 95% of budgeted EBITDA is achieved. For Messrs. Francis and Adlerz, the aggregate cash and equity target bonus is 100% of base salary upon achievement of applicable budgeted EBITDA for the Company.  For Ms. Sparks, the aggregate cash and equity target bonus is 50% of base salary upon achievement of applicable budgeted EBITDA for the Company.
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
After the adoption of the amendment, the Compensation Committee amended the terms for vesting and exercise of certain options previously issued under the plan and held by persons employed as of March 3, 2012, including options held by the Named Executive Officers. The exercise price of all options originally issued on and after August 31, 2007 was reduced to $3.00 per share and the expiration date of such options was extended to January 23, 2022. Outstanding performance vesting options were amended to provide that they will vest upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain affiliated investors receive a target share price for their equity.

On May 23, 2012, the Compensation Committee approved grants of new options to purchase 2,238,231 shares of Holdings common stock to certain of our employees under the 2007 Equity Incentive Plan, including our Named Executive Officers.  Options were granted to Messrs. Francis and Adlerz and Ms. Sparks to purchase 576,000, 432,000 and 146,427 shares of Holdings common stock, respectively. The exercise price of all such options was $3.50 per share, which the Committee determined was equal to or greater than the fair market value of Holdings common stock on the date of the grant.  These options expire on May 23, 2022 or, if sooner, following termination of employment. Additionally, 50% of the options granted to each Named Executive Officer are time vesting options and 50% are performance vesting options.

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

EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth certain information concerning compensation paid or accrued for the last three years with respect to our Named Executive Officers:

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation(3)	Total
Richard E. Francis, Jr.	2012	$536,767	$28,000	$869,760	$560,000	$27,838	$2,022,365
Chairman of the Board and Chief Executive Officer	2011	482,225	—	—	—	12,615	494,840
	2010	472,816	—	—	189,108	10,818	672,742

Clifford G. Adlerz	2012	397,917	21,000	652,320	420,000	22,576	1,513,813
President and Chief Operating Officer	2011	348,274	—	—	—	9,891	358,165
	2010	341,485	—	—	136,579	9,015	487,079

Teresa F. Sparks	2012	241,874	12,500	221,105	122,500	13,602	611,581
Senior Vice President of Finance and Chief Financial Officer	2011	227,929	—	—	—	6,950	234,879
	2010	223,466	—	—	44,693	6,218	274,377
___________________________________
(1) Represents awards under the 2007 Equity Incentive Plan, as amended, granted May 23, 2012. See “Grants of Plan-Based Awards” below for additional information on the 2012 awards.
(2) Represents awards under the 2010, 2011, and 2012 Corporate Key Management Incentive Plans.  See “Grants of Plan-Based Awards” below for additional information on the 2012 awards.
(3) Represents:
(a) Company contributions to the Supplemental Executive Retirement Plan for Mr. Francis of $9,270 for 2010, $9,455 for 2011 and $24,645 for 2012, Mr. Adlerz of $6,695 for 2010, $6,829 for 2011 and $19,465 for 2012; and Ms. Sparks of $4,382 for 2010, $4,469 for 2011 and $11,059 for 2012.
(b) Company contributions to the 401(k) plan for Mr. Francis of $0 for 2010, $1,837 for 2011 and $1,871 for 2012; Mr. Adlerz of $919 for 2010, $1,837 for 2011 and $1,838 for 2012; and Ms. Sparks of $919 for 2010, $1,679 for 2011 and $1,704 for 2012.
(c)    Premiums we paid for term life insurance on behalf of Mr. Francis of $1,548 for 2010, $1,323 for 2011 and $1,323 for 2012; Mr. Adlerz of $1,401 for 2010, $1,225 for 2011 and $1,273 for; Ms. Sparks of $917 for 2010, $802 for 2011 and $839 for 2012.

Grants of Plan-Based Awards
The following table provides information regarding equity awards and incentive awards granted during 2012 to our Named Executive Officers under the 2012 Corporate Key Management Incentive Plan, conditioned on achievement of applicable performance targets:

	Grant Date	Potential Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold(1)	Target(2)	Maximum
Richard E. Francis, Jr.	N/A	224,000	560,000	560,000	—	$—	$—
	5/23/2012				576,000	3.50	869,760
Clifford G. Adlerz	N/A	168,000	420,000	420,000	—	—	—
	5/23/2012				432,000	3.50	652,320
Teresa F. Sparks	N/A	49,000	122,500	122,500	—	—	—
	5/23/2012				146,427	3.50	221,105
___________________________________
(1) Threshold is based upon minimum level of bonus payout assuming base level of performance is achieved. If base level is not reached, no bonus would be paid under the plan.
(2) Target is based upon the expectation of the potential payout of incentive awards when the incentive plan was established.

Outstanding Equity Awards at Fiscal Year-End
The following table provides certain information with respect to the Named Executive Officers regarding outstanding equity awards as of December 31, 2012:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)		Number of Securities Underlying Unexercised Options (#) (Unexercisable)		Option Exercise Price ($)	Option Expiration Date
Richard E. Francis, Jr.	76,119	(1)	—		$1.50	12/10/2013
	24,941	(1)	—		$1.50	12/10/2014
	29,082	(1)	—		$1.50	1/5/2015
	21,098	(1)	—		$1.50	1/18/2014
	430,302	(2)	462,195	(2)	$3.00	1/23/2022
	—		576,000	(5)	$3.50	5/23/2022

Clifford G. Adlerz	60,505	(1)	—		$1.50	12/10/2013
	15,588	(1)	—		$1.50	12/10/2014
	18,176	(1)	—		$1.50	1/5/2015
	15,171	(1)	—		$1.50	1/18/2014
	286,868	(3)	318,762	(3)	$3.00	1/23/2022
	—		432,000	(6)	$3.50	5/23/2022

Teresa F. Sparks	6,361	(1)	—		$1.50	1/5/2015
	2,982	(1)	—		$1.50	1/18/2014
	51,521	(4)	83,415	(4)	$3.00	1/23/2022
	—		146,427	(7)	$3.50	5/23/2022
_____________________________________
(1) Options to purchase Holdings common stock that were received by the Named Executive Officers in exchange for Symbion options that were rolled over in connection with the Merger.

(2) Effective August 31, 2007, Mr. Francis received a grant of options to purchase 892,497 shares of Holdings common stock, including 430,302 time vesting options and 462,195 performance vesting options. The time vesting options vested 20% per year on December 31 beginning December 31, 2007. Performance vesting options vest upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain affiliated investors receive a target share price for their equity.
(3) Effective August 31, 2007, Mr. Adlerz received a grant of options to purchase 605,630 shares of Holdings common stock, including 286,868 time vesting options and 318,762 performance vesting options. The time vesting options vested 20% per year on December 31 beginning December 31, 2007. Performance vesting options vest upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain affiliated investors receive a target share price for their equity.
(4) Effective August 31, 2007, Ms. Sparks received a grant of options to purchase 134,936 shares of Holdings common stock, including 51,521 time vesting options and 83,415 performance vesting options. The time vesting options vested 20% per year on December 31 beginning December 31, 2007.  Performance vesting options vest upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain affiliated investors receive a target share price for their equity.
(5) Effective May 23, 2012, Mr. Francis received a grant of options to purchase 576,000 shares of Holdings common stock, including 288,000 time vesting options and 288,000 performance vesting options. The time vesting options vest 20% per year on May 23 beginning May 23, 2013. Performance vesting options vest upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain affiliated investors receive a target share price for their equity.
(6) Effective May 23, 2012, Mr. Adlerz received a grant of options to purchase 432,000 shares of Holdings common stock, including 216,000 time vesting options and 216,000 performance vesting options. The time vesting options vest 20% per year on May 23 beginning May 23, 2013. Performance vesting options vest upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain affiliated investors receive a target share price for their equity.
(7) Effective May 23, 2012, Ms. Sparks received a grant of options to purchase 146,247 shares of Holdings common stock, including 73,124 time vesting options and 73,123 performance vesting options. The time vesting options vest 20% per year on May 23 beginning May 23, 2013. Performance vesting options vest upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain affiliated investors receive a target share price for their equity.

See “Compensation Discussion and Analysis—Components of Executive Compensation — Equity Based Compensation ” for additional information about the 2012 amendment to the 2007 Equity Incentive Plan.

Option Exercises and Stock Vested
During 2012, Messrs. Francis and Adlerz exercised 135,162 and 108,128 options to purchase Holdings common stock, respectively, that were rolled over in connection with the Merger. Ms. Sparks did not exercise any stock options during 2012. Additionally, no restricted stock or similar awards vested during 2012.
The following table shows the activity during 2012 related to Named Executive Officer exercises:

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Richard E. Francis	49,706	$74,559
Clifford G. Adlerz	39,764	$59,646
Nonqualified Deferred Compensation
The following table shows the activity during 2012 and the aggregate balances held by each of the Named Executive Officers at December 31, 2012 under our SERP:

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year(1)	Aggregate Earnings (Losses) in Last Fiscal Year	Aggregate Balance at Last Fiscal Year End
Richard E. Francis, Jr.	$10,735	$24,645	$32,076	$260,386
Clifford G. Adlerz	7,958	19,465	17,283	164,177
Teresa F. Sparks	19,350	11,059	20,770	172,777
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
Severance Plan. We adopted an Executive Change in Control Severance Plan in December 1997, which currently provides for severance benefits for certain senior level employees, including Ms. Sparks. Eligible individuals are those identified in the severance plan and whose employment is terminated in connection with a change in the control of the Company, as defined in the severance plan, and who are not offered employment by us or a successor employer that is substantially equivalent to or better than the position held with us immediately prior to the change in control or such position is not maintained for at least 12 months thereafter. The benefits provided to Ms. Sparks are cash compensation equal to base pay and bonus for 12 months and participation in medical, life, disability and similar benefit plans that are offered to our active employees or those of its successor for a period of 12 months. Cash benefits are paid in a single lump sum within 30 days following termination.
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
Performance Options. Options that vest upon Crestview and certain affiliated investors receiving a target stock price upon a liquidity event become vested only upon a liquidity event that occurs prior to termination of employment.

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

Potential Payments. The following table shows the amounts that each Named Executive Officer would have received if the Named Executive Officer’s employment had been terminated for the reasons indicated effective December 31, 2012 :

Name	Cash Compensation		Accelerated Vesting of Stock Options		Benefits		Total
Richard E. Francis, Jr.
Termination for cause, voluntary termination or retirement	$—		$—		$43,077	(1)	$43,077
Death	—		—		43,077	(1)	43,077
Disability	900,000	(2)	—		51,261	(3)	951,261
Termination by the Company without cause or by the NEO for Good Reason	3,360,000	(4)	—		51,261	(3)	3,411,261
Change in Control	4,757,026	(5)	267,840	(6)	51,261	(3)	5,076,127
Clifford G. Adlerz
Termination for cause, voluntary termination or retirement	—		—		32,308	(1)	32,308
Death	—		—		32,308	(1)	32,308
Disability	585,000	(2)	—		40,442	(3)	625,442
Termination by the Company without cause or by the NEO for Good Reason	2,520,000	(4)	—		40,442	(3)	2,560,442
Change in Control	3,550,801	(5)	200,880	(6)	40,442	(3)	3,792,123
Teresa F. Sparks
Termination for cause, voluntary termination or retirement	—		—		18,846	(1)	18,846
Death	—		—		18,846	(1)	18,846
Disability	—	(2)	—		18,846	(1)	18,846
Termination by the Company without cause or by the NEO for Good Reason	—		—		18,846	(1)	18,846
Change in Control	367,500	(7)	68,089	(6)	26,546	(3)	462,135
________________________________________
(1) Represents accrued vacation only.
(2) For Messrs. Francis and Adlerz, this represents a disability benefit annual payment equal to 75% of base salary for a maximum period of 36 months, less the amount that is provided under our disability plan that is generally available to all salaried employees. Ms. Sparks is only eligible for disability benefits under our plan available to all salaried employees.
(3) Includes accrued vacation and the premiums for medical, life and disability insurance benefits for the period of time the Named Executive Officer is eligible for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) in accordance with the Named Executive Officer's employment agreement or the Executive Change in Control Severance Plan, as applicable.
(4) Represents a severance payment equal to (a) three times the Named Executive Officer's base salary plus (b) three times the target cash bonus amount for 2012 in accordance with the Named Executive Officer's employment agreement.

(5) Includes the amount described in footnote 4 above plus a “gross up” payment of all excise taxes imposed under Section 4999 of the Code and any federal income and excise taxes that are payable as a result of any reimbursements for Section 4999 excise taxes in accordance with the Named Executive Officer's employment agreement. The gross up amount is $1,376,808 for Mr. Francis and $1,030,801 for Mr. Adlerz.  This calculation assumes termination of employment.
(6) Represents the value of time vesting options which would vest upon a liquidity event.
(7) Represents payment under the Executive Change in Control Severance Plan of one year of annual pay, which includes for each individual, the base pay for 2012 and the bonus payable to each individual pursuant to the 2012 Corporate Key Management Incentive Plan upon achievement of applicable targets.
The table above does not include information about vesting of Company contributions under our 401(k) plan or the SERP. Information about such plans can be found under “Other Effects of Termination of Employment or Change in Control” and “Nonqualified Deferred Compensation.”
Director Compensation
None of our directors received compensation for service as a member of our (or Holdings) board or board committees for 2012. They are reimbursed for any expenses incurred in connection with their service.
Compensation Committee Interlocks and Insider Participation
Following the Merger, the Board of Directors of Holdings acted as our Compensation Committee.  Beginning in February 2008, the Board of Directors of Holdings appointed Robert V. Delaney and Thomas S. Murphy, Jr., Board representatives of Crestview, as the Compensation Committee. Effective August 2012, Mr. Murphy resigned from the Board of Directors and was replaced on the Compensation Committee by Craig R. Callen.

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
Craig R. Callen

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All of our capital stock is owned by our parent company, Holdings.  The following table presents information with respect to the beneficial ownership of Holdings’ common stock as of March 8, 2013 by (a) any person or group who beneficially owns more than five percent of Holdings common stock, (b) each of our directors and Named Executive Officers and (c) all directors and executive officers as a group.  The percentage shares outstanding provided in the table are based on 24,972,492 shares of our common stock plus shares resulting from conversion of the PIK Exchangeable Notes, par value $0.01 per share, outstanding as of March 8, 2013.

Name of Beneficial Holder	Number of Shares(1)	Percent of Class
Crestview Funds(2)	40,190,143	79.3%
The Northwestern Mutual Life Insurance Company(3)	9,080,408	30.2
Trident IV, L.P.(4)	3,000,000	12.0
Banc of America Capital Investors V, L.P.(5)	2,500,000	10.0
Richard E. Francis, Jr.(6)(7)	950,007	3.7
Clifford G. Adlerz(6)(8)	601,631	2.4
Teresa F. Sparks(6)(9)	60,932	*
Kurt E. Bolin(4)	—	*
Craig R. Callen(10)	—	*
Quentin Chu(10)	—	*
Robert V. Delaney(10)	—	*
Daniel G. Kilpatrick.(10)	—	*
All directors and executive officers as a group (8 persons) (11)	1,612,570	6.2%
________________________________________
*  Less than one percent.
(1) Beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to options that are exercisable within 60 days of March 8, 2012 and shares issuable upon the exchange of PIK Exchangeable Notes for Holdings common stock. Shares issuable pursuant to options or PIK Exchangeable Notes are deemed outstanding in computing the percentage held by the person holding the options or PIK Exchangeable Notes but are not deemed outstanding in computing the percentage held by any other person.
(2) Consists of shares held directly by Crestview and certain related investors (the “Crestview Funds”) as well as as well as 25,690,143 shares issuable upon exchange of PIK Exchangeable Notes. Crestview Partners GP, L.P. has voting and investment control over all such shares. Decisions by Crestview Partners GP, L.P. to vote or dispose of such shares require the approval of a majority of the eight members of its investment committee, which is composed of the following individuals: Barry S. Volpert, Thomas S. Murphy, Jr., Jeffrey A. Marcus, Robert J. Hurst, Richard M. DeMartini, Robert V. Delaney, Brian Cassidy and Quentin Chu. None of the foregoing persons has the power individually to vote or dispose of any shares. Each of the foregoing individuals disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest. The address of each of the foregoing is c/o Crestview Partners, 667 Madison Avenue, 10th Floor, New York, New York 10065.
(3) Includes shares held directly by The Northwestern Mutual Life Insurance Company and an affiliated fund as well as 5,080,408 shares issuable upon exchange of PIK Exchangeable Notes.  The address of The Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, WI 53202.
(4) Includes shares held directly by Trident IV, L.P. and an affiliated fund (the “Trident IV Funds”).  Mr. Bolin is a principal of Stone Point Capital LLC ("Stone Point"), which serves as the investment manager of the Trident IV Funds.  Mr. Bolin disclaims beneficial ownership of all such shares, except to the extent of any pecuniary interest therein.  The principal address for the Trident IV Funds is c/o Walkers SPV Limited, at Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands.  The principal address for Stone Point Capital LLC is 20 Horseneck Lane, Greenwich, Connecticut 06830.
(5) The address of Banc of America Capital Investors V, L.P. is 150 North College Street, Suite 2500, Charlotte, North Carolina, 28202.
(6) The address of each of Messrs. Francis and Adlerz and Ms. Sparks is 40 Burton Hills Boulevard, Suite 500, Nashville, Tennessee 37215.
(7) Includes options to purchase 538,582 shares which were exercisable as of March 8, 2013 or become exercisable within 60 days following March 8, 2013.
(8) Includes options to purchase 363,673 shares which were exercisable as of March 8, 2013 or become exercisable within 60 days following March 8, 2013.
(9) Represents options to purchase 60,932 shares which were exercisable as of March 8, 2013 or become exercisable within 60 days following March 8, 2013.
(10) The address of each of Messrs. Kilpatrick, Delaney, Chu and Callen is 667 Madison Avenue, New York, New York 10065.
(11) Includes options to purchase 963,187 shares which were exercisable as of March 8, 2013 or become exercisable within 60 days following March 8, 2013.
Equity Compensation Plan Information
The following table provides information as of March 8, 2013 with respect to compensation plans (including individual compensation arrangements) under which shares of the common stock of Holdings are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders (1)	5,355,175	$3.08	553,207
Equity compensation plans not approved by security holders	—	—	—
Total	5,355,175	$3.08	553,207
________________________________________
(1) Represents stock options granted or issuable under the Holdings 2007 Equity Incentive Plan.  See additional disclosure at Item 8. “Financial Statements and Supplementary Data—Note 9. Stock Options”.
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
After the adoption of the amendment, the Compensation Committee amended the terms for vesting and exercise of certain options previously issued under the plan and held by persons employed as of March 3, 2012, including options held by the Named Executive Officers. The exercise price of all options originally issued on and after August 31, 2007 was reduced to $3.00 per share and the expiration date of such options was extended to January 23, 2022. Outstanding performance vesting options were amended to provide that they will vest upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain affiliated investors receive a target share price for their equity.

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
The shareholders agreement provides that Messrs. Francis and Adlerz have the right to be appointed as directors of Holdings (with Mr. Francis as chairman) so long as they are employed in their current positions.  Stone Point, which serves as investment manager of one of the co-investors, is able to appoint one of our directors and the Crestview Funds have the right to select all of the remaining members of the board of directors of Holdings.  In addition, Holdings is required to obtain the consent of the Crestview Funds before taking certain significant actions.
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
PIK Exchangeable Note Exchanges
Contemporaneous with the closing of the Offering, we entered into our Credit Facility and issued our PIK Exchangeable Notes to affiliates of Crestview and certain other holders of Toggle Notes in exchange for $85.4 million aggregate principal amount of our existing Toggle Notes, at par plus accrued and unpaid interest. Effective September 9, 2011, we cancelled $9.0 million aggregate principal amount of our Senior Secured Notes held by affiliates of the Northwestern Mutual Life Insurance Company, plus accrued and unpaid interest, in exchange for our issuance to such parties of an additional $9.2 million aggregate principal amount of our PIK Exchangeable Notes. Effective December 15, 2011, the Company reclassified $3.8 million of accrued PIK interest to long-term debt.

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
The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for 2012 and 2011, and all other fees billed for any additional services rendered by Ernst & Young LLP for 2012 and 2011:

	2012	2011
Audit Fees	$840,000	$970,651
Audit-Related Fees	32,955	26,955
Tax Fees	177,128	157,907
Total	$1,050,083	$1,155,513
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
Pre-approval of Auditor Services
The charter of the Audit and Compliance Committee provides that the Audit and Compliance Committee must pre-approve all services to be provided by the independent auditors prior to the commencement of work.  Unless the specific service has been pre-approved with respect to that year, the Audit and Compliance Committee must approve the permitted service before the independent auditors are engaged to perform it.  For 2012 and 2011, all services provided by Ernst & Young LLP were pre-approved by the Audit and Compliance Committee.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Symbion, Inc.

We have audited the accompanying consolidated balance sheets of Symbion, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symbion, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 8, 2013

SYMBION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$74,582	$62,949
Accounts receivable, less allowance for doubtful accounts of $11,887 and $10,128, respectively	73,211	68,616
Inventories	14,944	12,510
Prepaid expenses and other current assets	10,168	8,781
Current assets of discontinued operations	190	4,767
Total current assets	173,095	157,623
Property and equipment, net	132,154	129,213
Intangible assets, net	24,551	26,687
Goodwill	656,058	630,144
Investments in and advances to affiliates	12,132	14,628
Restricted invested assets	5,169	5,162
Other assets	14,044	15,081
Long-term assets of discontinued operations	—	3,589
Total assets	$1,017,203	$982,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,225	$14,523
Accrued payroll and benefits	13,096	9,514
Other accrued expenses	29,408	34,839
Current maturities of long-term debt	39,645	13,550
Current liabilities of discontinued operations	645	1,899
Total current liabilities	106,019	74,325
Long-term debt, less current maturities	534,424	544,672
Deferred income tax payable	71,781	60,926
Other liabilities	62,912	61,420
Long-term liabilities of discontinued operations	—	2,936

Noncontrolling interests — redeemable	33,686	34,131

Stockholders' equity:
Common stock, 1,000 shares, $0.01 par value, authorized, issued and outstanding at December 31, 2012 and at December 31, 2011	—	—
Additional paid-in-capital	242,597	239,935
Retained deficit	(93,516)	(81,806)
Total Symbion, Inc. stockholders' equity	149,081	158,129
Noncontrolling interests — non-redeemable	59,300	45,588
Total equity	208,381	203,717
Total liabilities and stockholders' equity	$1,017,203	$982,127
See Notes To Consolidated Financial Statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Revenues	$507,993	$439,278	$389,104
Operating expenses:
Salaries and benefits	140,985	121,563	110,631
Supplies	128,001	104,755	87,981
Professional and medical fees	37,517	32,346	26,787
Rent and lease expense	25,050	23,392	22,926
Other operating expenses	33,717	30,852	28,450
Cost of revenues	365,270	312,908	276,775
General and administrative expense	26,901	22,723	22,465
Depreciation and amortization	21,923	20,098	18,219
Provision for doubtful accounts	10,536	6,801	6,489
Income on equity investments	(4,490)	(1,876)	(2,901)
(Gain) loss on disposal and impairment of long-lived assets, net	(6,209)	4,822	(901)
Loss on debt extinguishment	—	4,751	—
Electronic health record incentives	(1,054)	—	—
Litigation settlements, net	(532)	(231)	(35)
Business combination remeasurement gains	—	—	(3,169)
Total operating expenses	412,345	369,996	316,942
Operating income	95,648	69,282	72,162
Interest expense, net	(57,658)	(54,324)	(48,032)
Income before income taxes and discontinued operations	37,990	14,958	24,130
Provision for income taxes	11,024	8,832	7,890
Income from continuing operations	26,966	6,126	16,240
Income from discontinued operations, net of taxes	122	344	1,065
Net income	27,088	6,470	17,305
Less: Net income attributable to noncontrolling interests	(38,798)	(33,057)	(26,045)
Net loss attributable to Symbion, Inc.	$(11,710)	$(26,587)	$(8,740)

See Notes To Consolidated Financial Statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net Income	$27,088	$6,470	$17,305
Other comprehensive income, net of income taxes:
Recognition of interest rate swap liability to earnings	—	314	2,417
Comprehensive income	27,088	6,784	19,722
Less: Comprehensive income attributable to noncontrolling interests	(38,798)	(33,057)	(26,045)
Comprehensive loss attributable to Symbion, Inc.	$(11,710)	$(26,273)	$(6,323)

See Notes To Consolidated Financial Statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Symbion, Inc. Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests-Non-redeemable	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2009	1,000	$—	$242,623	$(46,479)	$1,675	$197,819
Amortized compensation expense related to stock options	—	—	1,336	—	—	1,336
Acquisitions and disposal of shares of noncontrolling interests	—	—	(3,000)	—	39,734	36,734
Distributions to noncontrolling interest holders	—	—	—	—	(6,646)	(6,646)
Net (loss) income	—	—	—	(8,740)	6,623	(2,117)
Balance at December 31, 2010	1,000	$—	$240,959	$(55,219)	$41,386	$227,126
Amortized compensation expense related to stock options	—	—	1,353	—	—	1,353
Acquisitions and disposal of shares of noncontrolling interests	—	—	(2,377)	—	3,558	1,181
Distributions to noncontrolling interest holders	—	—	—	—	(15,032)	(15,032)
Net (loss) income	—	—	—	(26,587)	15,676	(10,911)
Balance at December 31, 2011	1,000	$—	$239,935	$(81,806)	$45,588	$203,717
Amortized compensation expense related to stock options	—	—	2,057	—	—	2,057
Acquisitions and disposal of shares of noncontrolling interests	—	—	605	—	13,627	14,232
Distributions to noncontrolling interest holders	—	—	—	—	(20,035)	(20,035)
Net (loss) income	—	—	—	(11,710)	20,120	8,410
Balance at December 31, 2012	1,000	$—	$242,597	$(93,516)	$59,300	$208,381

See Notes To Consolidated Financial Statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$27,088	$6,470	$17,305
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(122)	(344)	(1,065)
Depreciation and amortization	21,923	20,098	18,219
Amortization of deferred financing costs and debt issuance discount	3,798	2,886	2,004
Non-cash payment-in-kind interest option	8,305	22,368	26,079
Non-cash stock option compensation expense	2,057	1,353	1,336
Non-cash recognition of other comprehensive loss into earnings	—	665	2,731
Non-cash credit risk adjustment of financial instruments	—	—	189
(Gain) loss on disposal and impairment of long-lived assets, net	(6,209)	4,822	(4,070)
Loss on debt extinguishment	—	4,751	—
Deferred income taxes	13,887	8,431	9,443
Equity in earnings of unconsolidated affiliates, net of distributions received	(1,931)	106	50
Provision for doubtful accounts	10,536	6,801	6,489
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(6,458)	(11,013)	(15,217)
Other assets and liabilities	(4,095)	(1,507)	(3,056)
Net cash provided by operating activities - continuing operations	68,779	65,887	60,437
Net cash provided by operating activities - discontinued operations	1,782	3,060	5,535
Net cash provided by operating activities	70,561	68,947	65,972

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(21,142)	(7,836)	(44,105)
Proceeds from divestitures	11,465	—	—
Purchases of property and equipment, net	(14,457)	(9,677)	(8,469)
Proceeds from unit activity of unconsolidated facilities	—	—	50
Change in other assets	(64)	(590)	(278)
Net cash used in investing activities - continuing operations	(24,198)	(18,103)	(52,802)
Net cash provided by (used in) investing activities - discontinued operations	7,238	(16)	(367)
Net cash used in investing activities	(16,960)	(18,119)	(53,169)

Cash flows from financing activities:
Principal payments on long-term debt	(8,923)	(355,554)	(22,414)
Proceeds from debt issuances	10,471	348,880	56,876
Change in restricted invested assets	(7)	(2,000)	(3,162)
Payment of debt issuance costs	—	(11,891)	—
Distributions to noncontrolling interest partners	(39,853)	(33,231)	(25,692)
Payments and proceeds from unit activity of consolidated facilities	(3,066)	(2,155)	4,708
Other financing activities	49	192	225
Net cash (used in) provided by financing activities - continuing operations	(41,329)	(55,759)	10,541
Net cash (used in) provided by financing activities - discontinued operations	(639)	(867)	483
Net cash (used in) provided by financing activities	(41,968)	(56,626)	11,024
Net increase (decrease) in cash and cash equivalents	11,633	(5,798)	23,827
Cash and cash equivalents at beginning of period	62,949	68,747	44,920
Cash and cash equivalents at end of period	$74,582	$62,949	$68,747
See Notes To Consolidated Financial Statements.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)
1. Organization

Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and physician groups, hospitals and hospital systems. As of December 31, 2012, the Company owned and operated 51 surgical facilities, including 45 ambulatory surgery centers ("ASCs") and six surgical hospitals. The Company also managed ten additional ambulatory surgery centers and one physician clinic in a market in which it operates an ASC and a surgical hospital. The Company owns a majority ownership interest in 32 of the 51 surgical facilities and consolidates 48 surgical facilities for financial reporting purposes.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate's business. The physician limited partners and physician minority members of the entities that the Company controls are responsible for the supervision and delivery of medical services. The governance rights of limited partners and minority members are restricted to those that protect their financial interests. Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach of the partnership or operating agreement, gross negligence or bankruptcy. These protective rights do not preclude consolidation of the respective partnerships and limited liability companies. The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidation. The variable interest entities are surgical facilities located in the states of Florida and New York. With regard to the New York facility, the Company is the primary beneficiary due to the power to direct the activities of the facility and the level of variability within the management service agreement as well as the obligation and likelihood of absorbing the majority of expected gains and losses. Regarding the Florida facility, the Company has the power to direct the activities of the facility and has fully guaranteed the facility's debt obligations. The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected gains and losses. The accompanying consolidated balance sheets at December 31, 2012 and December 31, 2011 include assets of $17.7 million and $18.2 million, respectively, and liabilities of $3.7 million and $3.9 million, respectively, related to the variable interest entities. All significant intercompany balances and transactions are eliminated in consolidation.

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

The carrying amount and fair value of the Company's long term debt obligations as of December 31, 2012 and December 31, 2011 were as follows (in thousands):

	Carrying Amount		Fair Value
	2012	2011	2012	2011
Senior Secured Notes, net of note issuance discount of $3,868	$337,132	$336,201	$348,088	$310,566
PIK Exchangeable Notes	109,688	101,413	109,688	101,413
Toggle Notes	94,724	94,724	94,724	94,487

The fair value of the Senior Secured Notes and Toggle Notes (as defined in Note 7) was based on a Level 1 computation using quoted prices at December 31, 2012 and December 31, 2011, as applicable. The fair value of the PIK Exchangeable Notes (as defined in Note 7) was based on a Level 3 computation, using a Company-specific discounted cash flow analysis. The Company's long-term debt instruments are discussed further in Note 7.
The Company maintains a supplemental retirement savings plan (the “SERP”).  The SERP provides supplemental retirement alternatives to eligible officers and key employees of the Company by allowing participants to defer portions of their compensation.  As of December 31, 2012, the fair value of the assets in the SERP plan was $1.3 million, which is included in other assets. The Company has recorded a liability of $1.3 million for the SERP plan value in other long term liabilities.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Restricted Invested Assets
As of both December 31, 2012 and December 31, 2011, the Company maintained $10.0 million of performance letters of credit, as a requirement of the lease agreement related to its facility located in Idaho Falls, Idaho.  These letters of credit are secured by restricted cash balances of $5.0 million, in the form of certificates of deposit.  Additionally, the Company maintains a secured letter of credit at its Chesterfield, Missouri facility which is secured by $169,000 and $162,000 of cash deposits in the form of certificates of deposit as of 2012 and 2011, respectively. There have not been any borrowings against the letters of credit.
As disclosed in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012, the Company determined that its certificates of deposit which are contractually required as collateral under certain lease agreements, are restricted to the extent of use. The Company has adjusted the cash and restricted invested assets for the period ended December 31, 2011 in the consolidated balance sheets and for the periods ended December 31, 2011 and 2010 in the consolidated statements of cash flows. The Company considers the adjustments an immaterial correction of an error. See footnote 13 for further discussion regarding the quarterly impact of the adjustment.
The effect of these adjustments on the consolidated balance sheet as of December 31, 2011 and the consolidated statements of cash flows for the years ended December 31, 2011 and 2010, as previously reported, is as follows:

	December 31, 2011
	Previously Reported	Adjustments	Adjusted
Cash and cash equivalents	$68,441	$(5,162)	$63,279
Restricted invested assets	—	5,162	5,162

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Previously Reported	Adjustments	Adjusted	Previously Reported	Adjustments	Adjusted
Cash flows (used in) provided by financing activities	$(54,363)	$(2,000)	$(56,363)	$10,663	$(3,162)	$7,501
Accounts Receivable

Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. The Company does not require collateral for private pay patients. Also, the Company has recorded third-party settlements payable of $10.9 million and $13.9 million as of December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012 and

December 31, 2011, $7.0 million and $10.0 million related to the settlements are recorded in other accrued expenses, respectively, and $3.9 million are recorded in other long-term liabilities.

The following table sets forth by type of payor the percentage of the Company’s accounts receivable for consolidated surgical facilities as of December 31, 2012 and December 31, 2011:

	Year Ended December 31,
	2012	2011
Private insurance	50%	56%
Government	27	19
Self-pay	8	7
Other	15	18
Total patient services revenues	100%	100%

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

Changes in the allowance for doubtful accounts and the amounts charged to revenues, costs and expenses were as follows (in thousands):

	Allowance Balance at Beginning of Period	Charged to Revenues, Costs and Expenses	Receivables written off and other adjustments	Allowance Balance at End of Period
Year ended December 31:
2010	$8,794	$6,489	$(5,369)	$9,914
2011	9,914	6,801	(6,587)	10,128
2012	10,128	10,536	(8,777)	11,887

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
Compliance with the meaningful use requirements has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing the Company's EHR solutions along with costs associated with the hardware and software components of the project. The Company recognized approximately $1.1 million of EHR incentives during the year ended December 31, 2012. The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. We incurred costs including hardware, software and implementation expense of approximately $5.0 million. The amount and timing of these expenditures do not directly correlate with the timing of the Company's cash receipts or recognition of the EHR incentives as other income.
Inventories

Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Prepaid and Other Current Assets

A summary of prepaid and other current assets is as follows (in thousands):

	December 31,
	2012	2011
Prepaid expenses	$5,929	$4,865
Other current assets	4,239	3,916
Total	$10,168	$8,781

Property and Equipment
Property and equipment are stated at cost, or if obtained through acquisition, at fair value determined on the date of acquisition and depreciated on a straight-line basis over the useful lives of the assets, generally three to five years for computers and software and three to seven years for furniture and equipment.  Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term or the estimated useful life of the assets.  Routine maintenance and repairs are charged to expenses as incurred, while expenditures that increase capacities or extend useful lives are capitalized. A summary of property and equipment is as follows (in thousands):

	December 31,
	2012	2011
Land	$5,713	$5,713
Buildings and improvements	104,133	103,096
Furniture and equipment	90,300	78,084
Computer and software	6,614	5,785
CIP	4,997	64
	211,757	192,742
Less accumulated depreciation	(79,603)	(63,529)
Property and equipment, net	$132,154	$129,213
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

Other Intangible Assets

The Company has other intangible assets of $18.1 million related to the certificates of need for certain of its facilities. These indefinite-lived assets are not amortized, but are assessed for possible impairment under the Company's impairment policy. The net value of the non-compete intangible assets as of December, 31, 2012 is $3.5 million. The net value of the Company's management rights as of December 31, 2012 is $2.1 million.
Unfavorable leasehold rights arising from the Merger were $870,000. Amortization of $83,520 was recorded in both 2012 and 2011. The unamortized balance at December 31, 2012 totaled $424,560. The unfavorable leasehold rights are amortized on a straight-line basis over the life of the applicable lease and reflected as a component of cost of revenues from continuing operations. Scheduled amortization expense for the five years ending December 31, 2012 to 2016 is $83,520 per year.
Other Accrued Expenses
A summary of other accrued expenses is as follows (in thousands):

	December 31,
	2012	2011
Interest payable	$5,265	$5,384
Current taxes payable	2,285	6,669
Insurance liabilities	3,233	3,088
Third-party settlements	6,987	9,967
Accounts receivable credit balances	3,627	2,435
Other accrued expenses	8,011	7,296
Total	$29,408	$34,839

Other Liabilities
Other liabilities at December 31, 2012 and December 31, 2011 included an obligation which was assumed in connection with the acquisition of our surgical hospital located in Idaho Falls, Idaho. This obligation is payable to the hospital facility lessor for the land, building and improvements at the facility in Idaho Falls, Idaho. As of December 31, 2012 and December 31, 2011, the balance on the obligation was $48.4 million and $48.5 million, respectively. Additionally, included in other liabilities as of both December 31, 2012 and December 31, 2011 are third-party settlements of $3.9 million.
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

Noncontrolling Interests — Redeemable

Each of the partnerships and limited liability companies through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement.  In certain circumstances, the partnership and operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physicians’ ownership if certain adverse regulatory events occur, such as it becoming illegal for the physicians to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility.  This redeemable noncontrolling interest is reported outside of stockholders' equity. The following table sets forth the activity of the noncontrolling interests—redeemable for the year ended December 31, 2012 and as of December 31, 2011:

Noncontrolling Interests—Redeemable
Balance at December 31, 2009	$30,033
Net income attributable to noncontrolling interests—redeemable	19,422
Distributions to noncontrolling interest—redeemable holders	(19,046)
Acquisitions and disposal of shares of noncontrolling interests—redeemable	4,086
Balance at December 31, 2010	34,495
Net income attributable to noncontrolling interests—redeemable	17,381
Distributions to noncontrolling interest—redeemable holders	(18,199)
Acquisitions and disposal of shares of noncontrolling interests—redeemable	454
Balance at December 31, 2011	34,131
Net income attributable to noncontrolling interests—redeemable	18,678
Distributions to noncontrolling interest—redeemable holders	(19,818)
Acquisitions and disposal of shares of noncontrolling interests—redeemable	695
Balance at December 31, 2012	$33,686

Revenues
Revenues by service type consist of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Patient service revenues	$500,255	$428,763	$376,877
Physician service revenues	—	4,483	5,800
Other service revenues	7,738	6,032	6,427
Total revenues	$507,993	$439,278	$389,104

Patient Service Revenues
Approximately 98% of the Company’s revenues in 2012 are patient service revenues.  Patient service revenues are revenues from healthcare procedures performed in each of the facilities that the Company consolidates for financial reporting purposes.  The fee charged varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications.  Also, in a very limited number of surgical facilities, the Company charges for anesthesia services.  The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.  Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid.  Changes in estimated contractual adjustments and discounts are recorded in the period of change. Additionally, the Company recognized $2.1 million of patient service revenue as a result of changes in estimates to third-party settlements.
Physician Service Revenues
Physician service revenues were revenues from a physician network consisting of reimbursed expenses, plus participation in the excess of revenue over expenses of the physician networks, as provided for in the Company’s service agreements with the Company’s former physician networks.  Effective September 30, 2011, the Company completed a scheduled termination of its physician network agreements. Reimbursed expenses include the costs of personnel, supplies and other expenses incurred to provide the management services to the physician networks.  The Company recognized physician service revenues in the period in which reimbursable expenses were incurred and in the period in which the Company had the right to receive a percentage of the amount by which a physician network’s revenues exceeded its expenses.  Physician service revenues were based on net billings with any changes in estimated contractual adjustments reflected in service revenues in the subsequent period.
Physician service revenues consisted of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Professional services revenues	$—	$13,278	$17,948
Contractual adjustments	—	(6,604)	(9,183)
Clinic revenue	—	6,674	8,765
Medical group retainage	—	(2,191)	(2,965)
Physician service revenues	$—	$4,483	$5,800
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
The following table sets forth by type of payor the percentage of the Company’s patient service revenues generated for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Private Insurance	62%	66%	68%
Government	31	26	25
Self-pay	2	3	4
Other	5	5	3
Total	100%	100%	100%
Supplemental Cash Flow Information

The Company made cash income tax payments of $394,000, $396,000 and $474,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  The Company made cash interest payments of $39.1 million, $28.1 million and $22.9 million for the years ended December 31, 2012, 2011 and 2010 respectively.  The Company made non-cash, in kind interest payments on its PIK Exchangeable Notes and Toggle Notes of $8.3 million, $22.4 million and $26.1 million as of December 31, 2012, 2011 and 2010, respectively. The Company entered into capital leases for $2.3 million, $2.1 million and $516,000 of equipment for the years ended December 31, 2012, 2011 and 2010, respectively.

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

ASU 2011-05, Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, which eliminated the Company's ability to present components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU 2011-05 during the first quarter of 2012 and retrospectively for all periods presented with the inclusion of a separate, consecutive consolidated statement of comprehensive income. Through December 31, 2012, the Company's only component of other comprehensive income related to changes in the fair value of its interest rate swap derivative instrument in previous periods. During the second quarter of 2011, the Company discontinued hedge accounting treatment as a result of the Company's extinguishment of the underlying senior secured credit facility. The adoption of ASU 2011-05 did not impact the Company's financial position, results of operations or cash flows.

ASU 2013-02, Comprehensive Income (ASC Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In January 2013, the FASB issued ASU No. 2013-02, Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The update is effective for financial statement periods beginning after December 15, 2012 with early adoption permitted. The Company will adopt this standard beginning January 1, 2013.
Reclassifications

Certain reclassifications have been made to the comparative period's financial statements to conform to the 2012 presentation. The reclassifications primarily related to the presentation of restricted invested assets, discontinued operations and noncontrolling interests and had no impact on the Company's financial position or results of operations.

3. Acquisitions

Effective December 31, 2012, the Company acquired a 77.3% ownership interest in a surgical facility located in Bellingham, Washington, which included net assets of $229,000. The Company merged the operations of the acquired facility with its existing surgical facility in this market. The purchase price of the acquisition was $1.5 million. The acquisition was financed with cash from operations. This facility is consolidated for financial reporting purposes with the results of operations from the Company's existing facility located in Bellingham, Washington.

Effective October 4, 2012, the Company acquired the remaining 44.0% incremental ownership interest at its surgical facility located in Great Falls, Montana for $4.0 million. The acquisition was financed with cash from operations. The Company previously held a 56.0% ownership interest in this surgical facility and continues to consolidate this facility for financial reporting purposes.

Effective June 20, 2012, the Company acquired a 58.3% ownership interest in a surgical hospital located in Lubbock, Texas. The purchase price of the acquisition was approximately $10.3 million. The acquisition was financed with cash from operations. In allocating the purchase price, the Company recorded $12.1 million of goodwill, $1.8 million of cash, $4.8 million of accounts receivable, $2.0 million of inventory and other assets, $5.7 million of property and equipment and $5.0 million of accounts payable and other liabilities. As part of the acquisition, we assumed debt of approximately $1.4 million. The Company consolidates the facility for financial reporting purposes.

Effective June 1, 2012, the Company acquired a 60.0% ownership interest in a surgical facility located in St. Louis, Missouri. The purchase price of the acquisition was approximately $7.6 million. The acquisition was financed with cash from operations. In allocating the purchase price, the Company recorded $10.6 million of goodwill, $373,000 of accounts receivable, $316,000 of property and equipment, $282,000 of other assets and $529,000 of accrued expenses and other liabilities. Additionally, as part of the acquisition, we assumed debt of approximately $419,000. The Company consolidates the facility for financial reporting purposes. Both the Lubbock, Texas and St. Louis, Missouri acquisitions were financed with cash from operations.

Effective February 8, 2012, the Company completed the acquisition of four separate urgent care and family practice facilities located in Idaho Falls, Idaho. The purchase price of the acquisition was approximately $5.8 million, consisting of $3.1 million of cash, approximately $1.1 million in the form of equity ownership in our facility located in Idaho Falls, Idaho, $470,000 of contingent consideration, which was subsequently paid in June 2012, and the assumption of debt of approximately $1.1 million. Assets acquired included accounts receivable, net of $868,000 and cash of $138,000. The facilities are operated by the Company's existing facility located in Idaho Falls, Idaho and are consolidated with its Idaho Falls, Idaho facility for financial reporting purposes.

The Company has accounted for these acquisitions under the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values. The preliminary allocation of the purchase price was based upon management's preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, and such valuation is subject to change.

The Lubbock, Texas and St. Louis, Missouri facilities' results of operations, subsequent to the acquisition dates, are included in the consolidated results of the Company. Included in the Company's operating results for the year ended December 31, 2012 are net revenues of $31.0 million, net income of $1.4 million and net income attributable to Symbion, Inc. of $1.3 million. Following are the results for the years ended December 31, 2012 and 2011, as if the acquisitions had occurred on January 1, of the respective periods (in thousands):

	Year Ended December 31,
	2012	2011
Revenues	$538,390	$504,429
Net income	29,318	14,750
Net loss attributable to Symbion, Inc	$(10,211)	$(21,291)

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

4. Discontinued Operations and Divestitures

From time to time, the Company evaluates its portfolio of surgical facilities to ensure the facilities are performing as expected. The following summary presents those facilities divested in 2012, which the Company reports as discontinued operations:

Facility	Period in which facility identified for disposal (reclassified to discontinued operations)	Sale or disposal date	Loss (gain) recorded in discontinued operations
			(in thousands)
Metairie, Louisiana	December 31, 2012	December 31, 2012	$351
Greenville, South Carolina	March 31, 2012	August 31, 2012	$1,642
Austin, Texas	December 31, 2011	July 1, 2012	$(1,075)
Fort Worth, Texas	December 31, 2011	February 29, 2012	$(78)

Effective December 31, 2012, the Company ceased operations at its surgical facility located in Metairie, Louisiana. The Company recognized a loss of $351,000 on the disposal.
Effective August 31, 2012, the Company divested its interest in a surgical facility located in Greenville, South Carolina for net proceeds of $348,000. This facility was previously consolidated for financial reporting purposes. Concurrent with the disposal, the Company entered into a management agreement with the buyer. The management agreement has a term of one year. The Company recorded a loss on the disposal of approximately $1.6 million during 2012.
Effective July 1, 2012, the Company, along with its physician investors in the facility, divested our interests in a surgical facility located in Austin, Texas for aggregate net proceeds of approximately $4.4 million. Additionally, the Company terminated its management agreement with this facility and received cash proceeds of approximately $2.0 million This facility was previously consolidated for financial reporting purposes. The Company recorded a gain on the disposal of approximately $1.1 million during 2012.

Effective February 29, 2012, the Company, along with its physician investors in the facility, divested our interests in a surgical facility located in Fort Worth, Texas for aggregate net proceeds of $1.9 million. Additionally, the Company terminated its management agreement with this facility and received cash proceeds of approximately $1.1 million. The Company recorded a gain, net of income attributable to noncontrolling interests, of $78,000 which is included in the loss from discontinued operations. Included in this gain is an allocated disposal of goodwill of $1.3 million.
Revenues, (loss) income from operations, before taxes, income tax (benefit) provision, loss (gain) on sale, net of taxes, and income from discontinued operations, net of taxes, for the periods indicated, were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues	$6,282	$17,005	$25,642
(Loss) income from operations, before taxes	$(936)	$1,302	$522
Income tax (benefit) provision	$(1,343)	$540	$(165)
Loss (gain) on sale, net of taxes	$285	$418	$(378)
Income from discontinued operations, net of taxes	$122	$344	$1,065

Effective December 31, 2012, the Company divested its interest and management rights in a surgical facility located in Oklahoma City, Oklahoma for net proceeds of $10.1 million. This facility was previously accounted for as an equity method investment for financial reporting purposes. The Company recorded a gain on the disposal of $5.9 million during the fourth quarter of 2012.
Effective April 30, 2012, the Company divested its interest in a surgical facility located in Nashville, Tennessee for net proceeds of $1.3 million. This facility was previously accounted for as an equity method investment for financial reporting purposes. The Company recorded a gain on the disposal of approximately $750,000 during the second quarter of 2012.
5.  Goodwill and Intangible Assets
The Company tests its goodwill and intangible assets for impairment at least annually, or more frequently if certain indicators arise.  The Company tests goodwill at the reporting unit level, which the Company has concluded to be the consolidated operating results of

Symbion, Inc, as the Company has only one operating segment.  The Company completed the required annual impairment testing as of December 31, 2012, 2011 and 2010.
During 2012, the Company performed its impairment test by developing a fair value estimate of the business enterprise as of December 31, 2012 using a discounted cash flow approach and corroborated this analysis using a market-based approach.  As the Company does not have publicly traded equity from which to derive a market value, an assessment of peer company data was performed whereby the Company selected comparable peers based on growth and leverage ratios, as well as industry specific characteristics.  Management estimated a reasonable market value of the Company as of December 31, 2012 based on earnings multiples and trading data of the Company's peers. This market-based approach was then used to corroborate the results of the discounted cash flows approach.  No impairment was indicated as of December 31, 2012.
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2010	$624,737
Acquisitions	4,941
Purchase price allocations	825
Disposals	(359)
Balance at December 31, 2011	630,144
Acquisitions	31,243
Disposals	(5,329)
Balance at December 31, 2012	$656,058
The Company has intangible assets of $18.1 million related to the certificates of need for certain of its facilities. These indefinite-lived assets are not amortized, but are assessed for possible impairment under the Company's impairment policy. The Company also has intangible assets related to various non-compete agreements and a management rights agreement, which are amortized over the service life of the agreements.
Changes in the carrying amount of intangible assets are as follows (in thousands):

	Physician Guarantees	Management Rights	Non-Compete Assets	Certificates of Need	Total Intangible Assets
Balance at December 31, 2010	$632	$—	$2,337	$19,480	$22,449
Acquisitions	800	2,300	3,632	—	6,732
Movement to discontinued operations	—	—	—	(1,340)	(1,340)
Amortization	(325)	(64)	(765)	—	(1,154)
Balance at December 31, 2011	1,107	2,236	5,204	18,140	26,687
Acquisitions	—	—	—	—	—
Amortization	(288)	(153)	(1,695)	—	(2,136)
Balance at December 31, 2012	$819	$2,083	$3,509	$18,140	$24,551
As described in Footnote 3 — Acquisitions, the Company acquired ownership interest in various surgical facilities during the year ended December 31, 2012. The following table summarizes the goodwill recorded under the acquisition method of accounting for each transaction:

Facility	Acquisition Period	Total Goodwill Recorded

Bellingham, Washington	December 31, 2012	$1,625
Lubbock, Texas	June 20, 2012	12,076
St. Louis, Missouri	June 1, 2012	10,600
Idaho Falls, Idaho	February 8, 2012	6,942
Total		$31,243
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
The future minimum lease payments under non-cancelable operating leases, net of sub-lease agreements at December 31, 2012, are as follows (in thousands):

2013	$23,491
2014	20,717
2015	18,018
2016	14,989
2017	11,622
Thereafter	57,356
Total minimum lease payments	$146,193
Total rent and lease expense was $25.1 million, $23.4 million and $22.9 million for the periods ended December 31, 2012, 2011 and 2010, respectively.  Additionally, the Company has various sub-lease arrangements at its surgical hospital located in Idaho Falls, Idaho. Future minimum lease payments under these non-cancellable sub-lease arrangements are, $718,000, $740,000, $762,000, $785,000 and $809,000 for the years ended December 31, 2013, 2014, 2015, 2016 and 2017 and $4.1 million for the period thereafter. The Company incurred rental expense of $7.7 million, $8.0 million and $5.6 million under operating leases with physician investors and an entity that is an affiliate of one of the Company’s former directors for the periods ended December 31, 2012, 2011 and 2010, respectively.

7. Long-Term Debt

The Company's long-term debt is summarized as follows (in thousands):

	December 31, 2012	December 31, 2011
Senior Secured Notes, net of debt issuance discount of $3,868 and $4,799, respectively	$337,132	$336,201
Toggle Notes	94,724	94,724
PIK Exchangeable Notes	109,688	101,413
Notes Payable and Secured Loans	28,247	21,627
Capital lease obligations	4,278	4,257
	574,069	558,222
Less current maturities	(39,645)	(13,550)
Total	$534,424	$544,672

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

During the third quarter of 2012, the Company obtained a letter of credit under the Credit Facility for $465,000. This letter of credit was required as part of the Company's workers' compensation insurance coverage. The issuance of this letter of credit reduced the Company's available borrowings under the Credit Facility. As of December 31, 2012, $49.5 million was available under the Credit Facility.

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

The Credit Facility contains financial covenants requiring the Company not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change. At December 31, 2012, the Company was in compliance with all material covenants contained in the Credit Facility.

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

The Company may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. Prior to June 15, 2014, in each of 2011, 2012 and 2013, the Company may redeem up to 10% of the original aggregate principal amount of the Senior Secured Notes at a price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest. The Company may also redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with proceeds of certain equity offerings at any time prior to June 15, 2014. At December 31, 2012, the Company had not redeemed any of its Senior Secured Notes.

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
At December 31, 2012, the Company was in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.

Scheduled amortization of the discount recorded in connection with the Senior Secured Notes is as follows (in thousands):

Discount Attributable to Senior Secured Notes
January 1, 2013 through December 31, 2013	$1,006
January 1, 2014 through December 31, 2014	1,092
January 1, 2015 through December 31, 2015	1,186
January 1, 2016 through June 15, 2016	584
Total	$3,868
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
Between August 23, 2008 and August 23, 2011, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes increased by $71.0 million from the issuance of the Toggle Notes to December 31, 2012. Beginning with the February 2012 interest payment, all interest under the

Company's Toggle Notes is required to be paid in cash. The Company has accrued $3.7 million in interest on the Toggle Notes in other accrued expenses as of December 31, 2012.
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
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit the Company's ability and the ability of the subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At December 31, 2012, the Company was in compliance with all material covenants contained in the indenture governing the Toggle Notes.

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

The PIK Exchangeable Notes will mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on each June 15 and December 15 of each year, commencing on December 15, 2011. The Company will not pay interest in cash on the PIK Exchangeable Notes. Instead, the Company will pay interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. The Company has accrued $390,000 in interest on the PIK Exchangeable Notes in other accrued expenses as of December 31, 2012. The Company records this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, the Company reclassifies the accrued interest to long-term debt. Due to the required payment-in-kind, the Company increased the principal amount of the PIK Exchangeable Notes by $3.8 million during 2011 and $8.3 million during 2012.

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

The Company recorded the PIK Exchangeable Notes in accordance with ASC Topic 470, Debt. In the exchange, the new PIK Exchangeable Notes were recorded at fair value. At December 31, 2012, the Company was in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.

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

Capital Lease Obligations

The Company is liable to various vendors for several equipment leases. The carrying value of the leased assets was $6.3 million and $5.2 million as of December 31, 2012 and December 31, 2011, respectively.

Other Long-Term Debt Information
Scheduled maturities of obligations as of December 31, 2012 are as follows (in thousands):

	Long-term Debt	Capital Lease Obligations	Total
2013	$37,592	$2,053	$39,645
2014	4,820	1,158	5,978
2015	77,107	788	77,895
2016	343,241	259	343,500
2017	110,626	20	110,646
Thereafter	273	—	273
	$573,659	$4,278	$577,937

8.  Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return.  The partnerships and limited liability companies file separate income tax returns.  The Company's allocable portion of each partnership's and limited liability company's income or loss is included in the taxable income of the Company.  The remaining income or loss of each partnership and limited liability company is allocated to the other owners.  The Company made income tax payments of $394,000 and $396,000 for the periods ended December 31, 2012 and 2011, respectively.
Income tax expense from continuing operations is comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$(3,527)	$240	$(1,763)
State	664	161	210
Deferred	13,887	8,431	9,443
Income tax expense	$11,024	$8,832	$7,890

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income (loss) before taxes by the U.S. federal statutory rate of 35% was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax at U.S. statutory rates	$13,297	$5,236	$8,445
State income taxes, net of federal tax benefit	355	181	1,232
Change in valuation allowance	9,410	11,409	4,593
Expiration of capital loss carryforwards	—	590	2,666
Net income attributable to noncontrolling interests	(13,579)	(11,570)	(9,116)
Changes in measurement of uncertain tax positions	(3,169)	3,885	(18)
Write-off of nondeductible goodwill	1,581	133	(417)
Partnership basis tax return reconciling differences	2,757	(1,302)	328
Other	372	270	177
	$11,024	$8,832	$7,890
The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax liability are as follows at December 31 (in thousands):

	2012	2011
Deferred tax assets:
Accrued malpractice reserve	$745	$343
Accrued vacation and bonus	514	323
Net operating loss carryforwards	50,167	45,774
Amortization of intangible assets	1,632	1,707
Basis differences of partnership and joint ventures	6,879	2,360
Deferred rent	—	145
SERP liability	511	—
Capital loss carryforward	1,879	5,119
Stock option compensation	4,508	3,956
Other deferred assets	1,591	1,455
Total gross deferred tax assets	68,426	61,182
Less: Valuation allowance	(66,325)	(57,986)
Total deferred tax assets	2,101	3,196
Deferred tax liabilities:
Depreciation on property and equipment	(271)	(352)
Amortization of intangible assets	(854)	(645)
Basis differences of partnerships and joint ventures	(71,130)	(60,475)
Deferred financing costs and original issuance discount	(1,389)	(2,610)
Other liabilities	(378)	(169)
Total deferred tax liabilities	(74,022)	(64,251)
Net deferred tax liability	$(71,921)	$(61,055)
As of December 31, 2012, the Company has recorded current deferred tax liabilities and net non-current deferred tax liabilities of $140,000 and $71.8 million, respectively.  The Company had federal net operating loss carryforwards of $113.9 million as of December 31, 2012, which expire between 2027 and 2032.  The Company had state net operating loss carryforwards of $241.8 million as of December 31, 2012, which expire between 2012 and 2032.  The Company had capital loss carryforwards of $5.4 million as of December 31, 2012, which expire between 2015 and 2016.
The Company recorded a valuation allowance against deferred tax assets at December 31, 2012 and December 31, 2011 totaling $66.3 million and $58.0 million, respectively, which represents an increase of approximately $8.3 million.  The valuation allowance has been provided for certain deferred tax assets, for which the Company believes it is more likely than not that the assets will not be realized.  Included in the increase in the valuation allowance was a decrease of approximately $1.0 million recorded to additional paid in capital as the result of the tax effect of the disposals of shares of noncontrolling interests. Finally, approximately $1.9 million of the valuation allowance at December 31, 2012 is recorded against deferred tax assets, that if subsequently recognized, will be credited directly to contributed capital.

For the year ended December 31, 2012, the Company recorded income tax benefit of $1.3 million related to discontinued operations.
A reconciliation of the beginning and ending liability for gross unrecognized tax benefits at December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Unrecognized tax benefits balance at January 1	$7,962	$3,578
Additions based on tax provisions related to the current year	899	—
Additions for tax positions of prior years	1,356	4,426
Reductions for settlements with taxing authorities	(3,077)	—
Reductions for the expiration of statutes of limitations	(31)	(42)
Unrecognized tax benefits balance at December 31	$7,109	$7,962
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2012 and 2011, the Company had approximately $150,000 and $398,000 of accrued interest and penalties related to uncertain tax positions, respectively.
During 2012, the Company settled the Internal Revenue Service audit of the Company's federal income tax returns for the years ended December 31, 2006 through 2009. The Company's U.S. federal income tax returns for tax years 2009 and beyond remain subject to examination. The Company's state income tax returns for tax years 2009 and beyond remain subject to examination.
The reserve for uncertain tax positions will be reduced by approximately $5.6 million in the coming twelve months principally as a result of the IRS approval of accounting method changes that was received in February 2013.  The changes are related to the Company's net operating loss and related interest expense deductions. Approximately $428,000 of the changes will affect the effective tax rate. The reserves are included in noncurrent income tax payable in the consolidated balance sheet as of December 31, 2012
Total amount of accrued liabilities related to uncertain tax positions that would affect the Company's effective tax rate if recognized is $634,000 as of December 31, 2012 and $3.5 million as of December 31, 2011.
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
On August 31, 2007, Holdings granted 1,302,317 time vesting options and 1,606,535 performance vesting options to certain employees of the Company.  The maximum contractual term of the options is ten years, or earlier if the employee terminates employment before that time.  The time vesting options vest over a five-year period with 20% of the options vesting each year.  The Company’s policy is to recognize compensation expense over the straight line method.  The performance vesting options shall vest and become exercisable upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain affiliated investors receive a target share price for their equity. No expense has been recorded in the statement of operations for the performance based shares as the conditions for vesting are not probable.
Effective January 23, 2012, Holdings amended its 2007 Equity Incentive Plan. The amendment increased the shares authorized for future grant under the plan by 2,400,000 shares. Additionally, the exercise price of certain options originally issued on and after August 31, 2007 was reduced from $10.00 per share to $3.00 per share, and the expiration date of such options was extended to January 23, 2022. As a result of this stock option plan modification, the Company recorded a non-cash charge of $1.7 million during the first quarter of 2012, of which $1.6 million is recorded in general and administrative expense and $83,000 is recorded in salaries and benefits.

Effective May 23, 2012, Holdings granted 947,828 time vesting options and 947,828 performance vesting options to certain employees of the Company. The maximum contractual term of the options is ten years, or earlier if the employee terminates employment before that time. The time vesting options vest over a five-year period with 20% of the options vesting each anniversary period of the option issuance.  The Company’s policy is to recognize compensation expense over the straight line method.  The performance vesting options shall vest and become exercisable upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain affiliated investors receive a target share price for their equity. No expense has been recorded in the statement of operations for the performance based shares as the conditions for vesting are not probable.
During 2012, the Company issued to certain employees 152,888 options to purchase shares of common stock issued pursuant to the amended 2007 Equity Incentive Plan, which were reserved for issuance for positions to be filled after the initial grant. During 2011, the Company issued to certain employees 153,392 options included in the August 31, 2007 grant. The Company began recognizing expense related to these options during the requisite service period.
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

The following table summarizes the assumptions used by the Company in the valuation of the time-vested options for the various periods:

	Weighted average fair value per option	Weighted average risk-free interest rate	Expected volatility	Expected life, in years	Expected dividend yield	Expected forfeiture rate
December 31, 2010	$2.13	2.7%	42.0%	6.5	—%	4.0%
December 31, 2011	$0.59	2.0%	42.0%	6.5	—%	4.0%
December 31, 2012	$1.53	2.0%	42.0%	6.5	—%	4.0%
Supplemental Information - Net Income
The Company recorded non-cash compensation expense of $2.1 million for December 31, 2012 and $1.3 million for each of the years ended December 31, 2011 and 2010.  After noncontrolling interests and the related tax benefit, the Company recorded a net impact of approximately $2.1 million for 2012, $825,000 for 2011 and $818,000 for 2010.

Outstanding Option Information
The following is a summary of option transactions since December 31, 2010:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term (in years)

2010 Activity
Granted	186,964	$3.00	$1.63	$304,751	$—	7.2
Exercised	(19,009)	—	—	—	—	—
Forfeited	16,307	—	—	—	—	—
Vested	303,351	3.00	1.63	494,462	—	6.9
Outstanding as of December 31, 2010	3,766,149	3.92	2.78	10,469,894	—	5.7
Exercisable at December 31, 2010	1,716,472	$2.50	$4.21	$7,226,347	$1.71	5.3

2011 Activity
Granted	153,392	$3.00	1.63	$250,029	$—	8.2
Exercised	—	—	—	—	—	—
Forfeited	104,525	—	—	—	—	—
Vested	318,690	3.00	1.63	519,465	—	5.9
Outstanding as of December 31, 2011	3,815,016	2.72	2.72	10,376,844	—	4.3
Exercisable at December 31, 2011	2,035,162	$2.57	$3.80	$7,733,616	$1.23	4.7

2012 Activity
Granted	2,201,432	$3.43	$1.53	$3,368,191	$—	9.2
Exercised	(258,962)	—	—	—	—	—
Forfeited	402,311	—	—	—	—	—
Vested	88,805	3.00	1.63	144,752	—	8.1
Outstanding as of December 31, 2012	5,355,175	3.08	2.04	10,924,557	—	8.5
Exercisable at December 31, 2012	1,865,005	$2.96	$3.23	$6,023,966	$0.27	3.2
As of December 31, 2012, the total compensation expense related to non-vested time based awards not yet recognized was $1.5 million.  Substantially all of this expense will be recognized over the next four years.
The following table summarizes information regarding the options outstanding at December 31, 2012:

Options Outstanding				Options Exercisable
Exercise Prices	Outstanding as of December 31, 2012	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable as of December 31, 2012	Weighted-Average Exercise Price
$1.50	333,828	1.07	$1.50	333,828	$1.50
3.00	2,819,915	8.89	3.00	1,500,599	3.00
3.00	305,776	9.16	3.00	30,578	3.00
3.50	1,895,656	9.16	3.50	—	3.50
	5,355,175	8.54	$3.08	1,865,005	$2.96

Total unvested share awards as of December 31, 2012 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term (in years)

Unvested at January 1, 2012	1,779,854	$3.00	$1.58	$2,812,169	—	8.0
Granted	2,201,432	3.43	1.53	3,368,191	—	9.2
Forfeited	402,311	—	—	—	—	—
Vested	88,805	3.00	1.63	144,752	—	8.1
Unvested at December 31, 2012	3,490,170	3.15	1.63	$5,688,977	—	8.5
10.  Employee Benefit Plans
Symbion, Inc. 401(k) Plan
The Symbion, Inc. 401(k) Plan (the “401(k) Plan”) is a defined contribution plan whereby employees who have completed six months of service in which they have worked a minimum of 1,000 hours and are age 21 or older are eligible to participate.  Employees may enroll in the plan on either January 1 or July 1 of each year.  The 401(k) Plan allows eligible employees to make contributions of varying percentages of their annual compensation, up to the maximum allowed amounts by the Internal Revenue Service.  Eligible employees may or may not receive a match by the Company of their contributions.  The match varies depending on location and is determined prior to the start of each plan year.  Generally, employer contributions vest 20% after two years of service and continue vesting at 20% per year until fully vested.  The Company’s matching expense for the years ended 2012, 2011 and 2010 was $1.5 million, $864,000 and $665,000, respectively.
Supplemental Retirement Savings Plan
The Company adopted the supplemental retirement savings plan (the “SERP”) in May 2005.  The SERP provides supplemental retirement alternatives to eligible officers and key employees of the Company by allowing participants to defer portions of their compensation.  Under the SERP, eligible employees may enroll in the plan before December 31 to be entered in the plan the following year.  Eligible employees may defer into the SERP up to 25% of their normal period payroll and up to 50% of their annual bonus.  If the enrolled employee contributes a minimum of 2% of his or her base salary into the SERP, the Company will contribute 2% of the enrolled employee’s base salary to the plan and has the option of contributing additional amounts.  Periodically, the enrolled employee’s deferred amounts are transferred to a plan administrator.  The plan administrator maintains separate non-qualified accounts for each enrolled employee to track deferred amounts.  On May 1 of each year, the Company is required to make its contribution to each enrolled employee’s account.  Compensation expense recorded by the Company related to the Company’s contribution to the SERP was $64,000, $50,000 and $44,000, for years ended 2012, 2011 and 2010, respectively. As of December 31, 2012, the fair value of the assets in the SERP plan was $1.3 million, which is included in other assets. The Company has recorded a liability of $1.3 million for the SERP plan value in other long term liabilities.

11. Commitments and Contingencies

Debt and Lease Guaranty on Non-consolidated Entities

The Company has guaranteed $1.3 million of operating lease payments of certain non-consolidating surgical facilities. These operating leases typically have 10-year terms, with optional renewal periods. As of December 31, 2012, the Company has also guaranteed $181,000 of debt of one non-consolidating surgical facility. In the event that the Company meets certain financial and debt service benchmarks, the guarantee at this surgical facility will expire in 2017.

Professional, General and Workers' Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. To cover these claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through third party commercial insurance carriers in amounts that management believes is sufficient for the Company's operations, although, potentially, some claims may exceed the scope of coverage in effect. The professional and general insurance coverage is on a claims-made basis. The workers compensation insurance is on an occurrence basis. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that would have a material adverse effect on the Company's business, financial condition or results of operations. The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers compensation claims which relate to (i) deductibles on claims made during the policy period, and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Based on historical results and data currently available, management does not believe a change in one or more of the underlying assumptions will have a material impact on the Company's consolidated financial position or results of operations. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the consolidated balance sheets. Expected insurance recoveries are presented separately.  Gross reserves of $5.2 million and $4.0. million at December 31, 2012 and 2011, respectively, are included in other accrued expenses and other liabilities in the accompanying consolidated balance sheets.  Expected insurance recoveries of $1.5 million and $1.6 million at December 31, 2012 and 2011, respectively, are included in other assets in the accompanying consolidated balance sheets. The gross presentation had no impact on the Company's results of operations or cash flows.

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

12. Related Party Transactions
On August 23, 2007, the Company entered into a 10-year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, as of December 31, 2012, had an asset of $645,000 that is included in prepaid expenses and other current assets.

Concurrent with the Offering, the Company exchanged with affiliates of Crestview, affiliates of The Northwestern Mutual Insurance Company and certain other holders of the Company's outstanding Toggle Notes, Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest of $3.1 million, for $88.5 million initial aggregate principal amount of the Company's PIK Exchangeable Notes. Effective September 9, 2011, the Company cancelled $9.0 million aggregate principal amount of its Senior Secured Notes held by affiliates of The Northwestern Mutual Insurance Company, plus accrued and unpaid interest, in exchange for the Company's issuance to such parties of $9.2 million aggregate principal amount of its PIK Exchangeable Notes. The Company currently has $109.7 million aggregate principal amount of PIK Exchangeable Notes outstanding. As of December 31, 2012, the Company has accrued $390,000 in interest on the PIK Exchangeable Notes in other accrued expenses. See Note 7 for further discussion of the PIK Exchangeable Notes.

13.  Selected Quarterly Financial Data (Unaudited)
The following is selected quarterly financial data for each of the four quarters in 2012 and 2011.  Quarterly results are not necessarily representative of operations for a full year:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited and in thousands)
Revenues	$120,623	$122,440	$125,951	$138,979
Cost of revenues	84,744	86,074	95,136	99,316
(Loss) income from continuing operations	5,209	8,209	2,537	11,011
Net (loss) income	(4,941)	(2,862)	(5,448)	1,541
	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited and in thousands)
Revenues	$105,264	$107,087	$106,815	$120,112
Cost of revenues	74,291	78,235	77,031	83,351
Income (loss) from continuing operations	5,375	(2,440)	932	2,259
Net (loss) income	(2,419)	(8,673)	(6,368)	(9,127)
As discussed in Note 2, the consolidated balance sheet at December 31, 2011 was adjusted to classify $5.2 million, previously classified as cash and cash equivalents, as noncurrent restricted invested assets. The consolidated statements of cash flows for the years ended December 31, 2011 and 2010 were adjusted to reflect $2.0 million and $3.2 million, respectively, as cash used in financing activities.
In addition, the unaudited consolidated balance sheets as of March 31, 2012, June 30, 2012 and September 30, 2012 were adjusted to classify $5.2 million, previously classified as cash and cash equivalents, as non-current restricted invested assets. These errors had no impact on the unaudited consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, the six months ended June 30, 2012 and 2011, and the nine months ended September 30, 2012. The unaudited consolidated statement of cash flows for the nine months ended September 30, 2011 was adjusted to reflect $2.2 million as cash used in financing activities.  The Company considers the adjustments an immaterial correction of an error.
The effect of these adjustments on the unaudited consolidated balance sheets as of March 31, 2012, June 30, 2012 and September 30, 2012, as previously reported, is as follows (in thousands):

	Previously reported	Adjustment	Adjusted
March 31, 2012	$71,547	$(5,162)	$66,385
June 30, 2012	64,559	(5,162)	59,397
September 30, 2012	77,167	(5,162)	72,005
The effect of these adjustments on the unaudited consolidated statement of cash flows for the nine months ended September 30, 2011, as previously reported, is as follows (in thousands):

	Previously reported	Adjustment	Adjusted
Cash used in financing activities	$(46,273)	$(2,200)	$(48,473)
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

SYMBION, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2012
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,505	$26,174	$39,903	$—	$74,582
Accounts receivable, net	—	—	73,211	—	73,211
Inventories	—	167	14,777	—	14,944
Prepaid expenses and other current assets	1,794	3	8,371	—	10,168
Due from related parties	1,878	44,895	—	(46,773)	—
Current assets of discontinued operations	—	—	190	—	190
Total current assets	12,177	71,239	136,452	(46,773)	173,095
Property and equipment, net	—	3,018	129,136	—	132,154
Goodwill and intangible assets	658,141	—	22,468	—	680,609
Investments in and advances to affiliates	92,532	18,344	—	(98,744)	12,132
Restricted invested assets	—	—	5,169	—	5,169
Other assets	12,847	—	1,197	—	14,044
Long-term assets of discontinued operations	—	—	—	—	—
Total assets	$775,697	$92,601	$294,422	$(145,517)	$1,017,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$161	$2	$23,062	$—	$23,225
Accrued payroll and benefits	1,429	62	11,605	—	13,096
Due to related parties	—	—	46,773	(46,773)	—
Other accrued expenses	9,063	5	20,340	—	29,408
Current maturities of long-term debt	21,232	—	18,413	—	39,645
Current liabilities of discontinued operations	—	—	645	—	645
Total current liabilities	31,885	69	120,838	(46,773)	106,019
Long-term debt, less current maturities	520,316	—	14,108	—	534,424
Deferred income tax payable	71,781	—	—	—	71,781
Other liabilities	2,634	—	60,278	—	62,912
Long-term liabilities of discontinued operations	—	—	—	—	—
Noncontrolling interests - redeemable	—	—	33,686	—	33,686
Total Symbion, Inc. stockholders' equity	149,081	92,532	6,212	(98,744)	149,081
Noncontrolling interests - non-redeemable	—	—	59,300	—	59,300
Total equity	149,081	92,532	65,512	(98,744)	208,381
Total liabilities and stockholders' equity	$775,697	$92,601	$294,422	$(145,517)	$1,017,203

SYMBION, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2011
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,509	$27,617	$29,823	$—	$62,949
Accounts receivable, net	—	—	68,616	—	68,616
Inventories	—	—	12,510	—	12,510
Prepaid expenses and other current assets	2,077	227	6,477	—	8,781
Due from related parties	2,163	45,288	—	(47,451)	—
Current assets of discontinued operations	—	—	4,767	—	4,767
Total current assets	9,749	73,132	122,193	(47,451)	157,623
Property and equipment, net	502	2,108	126,603	—	129,213
Goodwill and intangible assets	633,487	—	23,344	—	656,831
Investments in and advances to affiliates	107,793	33,153	—	(126,318)	14,628
Restricted invested assets	—	—	5,162	—	5,162
Other assets	13,558	—	1,523	—	15,081
Long-term assets of discontinued operations	—	—	3,589	—	3,589
Total assets	$765,089	$108,393	$282,414	$(173,769)	$982,127
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5	$8	$14,510	$—	$14,523
Accrued payroll and benefits	763	233	8,518	—	9,514
Due to related parties	—	—	47,451	(47,451)	—
Other accrued expenses	12,960	15	21,864	—	34,839
Current maturities of long-term debt	57	—	13,493	—	13,550
Current liabilities of discontinued operations	—	—	1,899	—	1,899
Total current liabilities	13,785	256	107,735	(47,451)	74,325
Long-term debt, less current maturities	532,337	—	12,335	—	544,672
Deferred income tax payable	60,926	—	—	—	60,926
Other liabilities	(88)	344	61,164	—	61,420
Long-term liabilities of discontinued operations	—	—	2,936	—	2,936
Noncontrolling interest - redeemable	—	—	34,131	—	34,131
Total Symbion, Inc. stockholders’ equity	158,129	107,793	18,525	(126,318)	158,129
Noncontrolling interests - nonredeemable	—	—	45,588	—	45,588
Total equity	158,129	107,793	64,113	(126,318)	203,717
Total liabilities and stockholders’ equity	$765,089	$108,393	$282,414	$(173,769)	$982,127

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2012
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$36,706	$1,732	$485,259	$(15,704)	$507,993
Operating expenses:
Salaries and benefits	—	1,339	139,646	—	140,985
Supplies	—	33	127,968	—	128,001
Professional and medical fees	—	56	37,461	—	37,517
Rent and lease expense	—	141	24,909	—	25,050
Other operating expenses	—	83	33,634	—	33,717
Cost of revenues	—	1,652	363,618	—	365,270
General and administrative expense	26,901	—	—	—	26,901
Depreciation and amortization	374	87	21,462	—	21,923
Provision for doubtful accounts	—	—	10,536	—	10,536
Income on equity investments	—	(4,490)	—	—	(4,490)
Gain (loss) on disposal and impairment of long-lived assets, net	(6,632)	—	423	—	(6,209)
Electronic health record incentives	—	—	(1,054)	—	(1,054)
Litigation settlements, net	—	—	(532)	—	(532)
Management fees	—	—	15,704	(15,704)	—
Equity in earnings of affiliates	(35,490)	(31,007)	—	66,497	—
Total operating expenses	(14,847)	(33,758)	410,157	50,793	412,345
Operating income	51,553	35,490	75,102	(66,497)	95,648
Interest expense, net	(53,948)	—	(3,710)	—	(57,658)
(Loss) income before taxes and discontinued operations	(2,395)	35,490	71,392	(66,497)	37,990
Provision for income taxes	9,315	—	1,709	—	11,024
(Loss) income from continuing operations	(11,710)	35,490	69,683	(66,497)	26,966
Income from discontinued operations, net of taxes	—	—	122	—	122
Net (loss) income	(11,710)	35,490	69,805	(66,497)	27,088
Net income attributable to noncontrolling interests	—	—	(38,798)	—	(38,798)
Net (loss) income attributable to Symbion, Inc.	$(11,710)	$35,490	$31,007	$(66,497)	$(11,710)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2011
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$34,473	$6,655	$413,473	$(15,323)	$439,278
Operating expenses:
Salaries and benefits	—	3,763	117,800	—	121,563
Supplies	—	761	103,994	—	104,755
Professional and medical fees	—	577	31,769	—	32,346
Rent and lease expense	—	601	22,791	—	23,392
Other operating expenses	—	331	30,521	—	30,852
Cost of revenues	—	6,033	306,875	—	312,908
General and administrative expense	22,723	—	—	—	22,723
Depreciation and amortization	668	213	19,217	—	20,098
Provision for doubtful accounts	—	106	6,695	—	6,801
Income on equity investments	—	(1,876)	—	—	(1,876)
Loss on disposal and impairment of long-lived assets, net	4,822	—	—	—	4,822
Loss on debt extinguishment	4,751	—	—	—	4,751
Litigation settlements, net	—	—	(231)	—	(231)
Management fees	—	—	15,323	(15,323)	—
Equity in earnings of affiliates	(33,478)	(31,505)	—	64,983	—
Total operating expenses	(514)	(27,029)	347,879	49,660	369,996
Operating income	34,987	33,684	65,594	(64,983)	69,282
Interest expense, net	(52,735)	(206)	(1,383)	—	(54,324)
(Loss) income before taxes and discontinued operations	(17,748)	33,478	64,211	(64,983)	14,958
Provision for income taxes	8,839	—	(7)	—	8,832
(Loss) income from continuing operations	(26,587)	33,478	64,218	(64,983)	6,126
Income from discontinued operations, net of taxes	—	—	344	—	344
Net (loss) income	(26,587)	33,478	64,562	(64,983)	6,470
Net income attributable to noncontrolling interests	—	—	(33,057)	—	(33,057)
Net (loss) income attributable to Symbion, Inc.	$(26,587)	$33,478	$31,505	$(64,983)	$(26,587)

SYMBION, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Revenues	$35,101	$9,846	$359,773	$(15,616)	$389,104
Operating expenses:
Salaries and benefits	—	4,558	106,073	—	110,631
Supplies	—	833	87,148	—	87,981
Professional and medical fees	—	1,064	25,723	—	26,787
Rent and lease expense	—	748	22,178	—	22,926
Other operating expenses	—	434	28,016	—	28,450
Cost of revenues	—	7,637	269,138	—	276,775
General and administrative expense	22,464	—	1	—	22,465
Depreciation and amortization	680	301	17,238	—	18,219
Provision for doubtful accounts	—	176	6,313	—	6,489
Income on equity investments	—	(2,901)	—	—	(2,901)
Gain on disposal and impairment of long-lived assets, net	(900)	—	(1)	—	(901)
Litigation settlements, net	(35)	—	—	—	(35)
Business combination remeasurement gains	(3,169)	—	—	—	(3,169)
Management fees	—	—	15,616	(15,616)	—
Equity in earnings of affiliates	(22,088)	(17,454)	—	39,542	—
Total operating expenses	(3,048)	(12,241)	308,305	23,926	316,942
Operating income (loss)	38,149	22,087	51,468	(39,542)	72,162
Interest expense, net	(39,202)	1	(8,831)	—	(48,032)
(Loss) income before taxes and discontinued operations	(1,053)	22,088	42,637	(39,542)	24,130
Provision for income taxes	7,687	—	203	—	7,890
(Loss) income from continuing operations	(8,740)	22,088	42,434	(39,542)	16,240
Income from discontinued operations, net of taxes	—	—	1,065	—	1,065
Net (loss) income	(8,740)	22,088	43,499	(39,542)	17,305
Net income attributable to noncontrolling interests	—	—	(26,045)	—	(26,045)
Net (loss) income attributable to Symbion, Inc.	$(8,740)	$22,088	$17,454	$(39,542)	$(8,740)

SYMBION, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2012
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(11,710)	$35,490	$69,805	$(66,497)	$27,088
Comprehensive income	(11,710)	35,490	69,805	(66,497)	27,088
Less: Comprehensive income attributable to noncontrolling interests	—	—	(38,798)	—	(38,798)
Comprehensive (loss) income attributable to Symbion, Inc.	$(11,710)	$35,490	$31,007	$(66,497)	$(11,710)

SYMBION, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2011
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(26,587)	$33,478	$64,562	$(64,983)	$6,470
Other comprehensive income, net of income taxes:
Recognition of interest rate swap liability to earnings	314	—	—	—	314
Comprehensive income	(26,273)	33,478	64,562	(64,983)	6,784
Less: Comprehensive income attributable to noncontrolling interests	—	—	(33,057)	—	(33,057)
Comprehensive (loss) income attributable to Symbion, Inc.	$(26,273)	$33,478	$31,505	$(64,983)	$(26,273)

SYMBION, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2010
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(8,740)	$22,088	$43,499	$(39,542)	$17,305
Other comprehensive income, net of income taxes:
Recognition of interest rate swap liability to earnings	2,417	—	—	—	2,417
Comprehensive income	(6,323)	22,088	43,499	(39,542)	19,722
Less: Comprehensive income attributable to noncontrolling interests	—	—	(26,045)	—	(26,045)
Comprehensive (loss) income attributable to Symbion, Inc.	$(6,323)	$22,088	$17,454	$(39,542)	$(6,323)

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(11,710)	$35,490	$69,805	$(66,497)	$27,088
Adjustments to reconcile net (loss) income to net cash from operating activities:
Income from discontinued operations	—	—	(122)	—	(122)
Depreciation and amortization	374	87	21,462	—	21,923
Amortization of deferred financing costs and debt issuance discount	3,798	—	—	—	3,798
Non-cash payment-in-kind interest option	8,305	—	—	—	8,305
Non-cash stock option compensation expense	2,057	—	—	—	2,057
(Gain) loss on disposal and impairment of long-lived assets, net	(6,632)	—	423	—	(6,209)
Deferred income taxes	13,887	—	—	—	13,887
Equity in earnings of affiliates	(35,490)	(31,007)	—	66,497	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—	(1,931)	—	—	(1,931)
Provision for doubtful accounts	—	—	10,536	—	10,536
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(6,458)	—	(6,458)
Other assets and liabilities	31,764	5,595	(41,454)	—	(4,095)
Net cash provided by operating activities - continuing operations	6,353	8,234	54,192	—	68,779
Net cash provided by operating activities - discontinued operations	—	—	1,782	—	1,782
Net cash provided by operating activities	6,353	8,234	55,974	—	70,561
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(21,142)	—	—	(21,142)
Proceeds from divestitures	—	11,465	—	—	11,465
Purchases of property and equipment, net	(291)	—	(14,166)	—	(14,457)
Change in other assets	—	—	(64)	—	(64)
Net cash used in investing activities - continuing operations	(291)	(9,677)	(14,230)	—	(24,198)
Net cash provided by investing activities - discontinued operations	—	—	7,238	—	7,238
Net cash used in investing activities	(291)	(9,677)	(6,992)	—	(16,960)
Cash flows from financing activities:
Principal payments on long-term debt	—	—	(8,923)	—	(8,923)
Proceeds from debt issuances	—	—	10,471	—	10,471
Change in restricted invested assets	—	—	(7)	—	(7)
Distributions to noncontrolling interest partners	—	—	(39,853)	—	(39,853)
Payments for unit activities	(3,066)	—	—	—	(3,066)
Other financing activities	—	—	49	—	49
Net cash used in financing activities - continuing operations	(3,066)	—	(38,263)	—	(41,329)
Net cash used in financing activities - discontinued operations	—	—	(639)	—	(639)
Net cash used in financing activities	(3,066)	—	(38,902)	—	(41,968)
Net increase (decrease) in cash and cash equivalents	2,996	(1,443)	10,080	—	11,633
Cash and cash equivalents at beginning of period	5,509	27,617	29,823	—	62,949
Cash and cash equivalents at end of period	$8,505	$26,174	$39,903	$—	$74,582

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(26,587)		$33,478		$64,562	$(64,983)	$6,470
Adjustments to reconcile net (loss) income to net cash from operating activities:
Income from discontinued operations	—		—		(344)	—	(344)
Depreciation and amortization	668		213		19,217	—	20,098
Amortization of deferred financing costs and debt issuance discount	2,886		—		—	—	2,886
Non-cash payment-in-kind interest option	22,368		—		—	—	22,368
Non-cash stock option compensation expense	1,353		—		—	—	1,353
Non-cash recognition of other comprehensive income into earnings	665		—		—	—	665
Loss (gain) on disposal and impairment of long-lived assets, net	4,830		—		(8)	—	4,822
Loss on debt extinguishment	4,751		—		—	—	4,751
Deferred income taxes	8,431		—		—	—	8,431
Equity in earnings of affiliates	(33,478)		(31,505)		—	64,983	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—		106		—	—	106
Provision for doubtful accounts	—		106		6,695	—	6,801
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—		—		(11,013)	—	(11,013)
Other assets and liabilities	22,442	*	5,355	*	(29,304)	—	(1,507)
Net cash provided by (used in) operating activities - continuing operations	8,329		7,753		49,805	—	65,887
Net cash provided by operating activities - discontinued operations	—		—		3,060	—	3,060
Net cash provided by (used in) operating activities	8,329		7,753		52,865	—	68,947
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	*	(7,836)	*	—	—	(7,836)
Purchases of property and equipment, net	(78)		—		(9,599)	—	(9,677)
Change in other assets	—		—		(590)	—	(590)
Net cash used in investing activities - continuing operations	(78)		(7,836)		(10,189)	—	(18,103)
Net cash used in investing activities - discontinued operations	—		—		(16)	—	(16)
Net cash used in investing activities	(78)		(7,836)		(10,205)	—	(18,119)
Cash flows from financing activities:
Principal payments on long-term debt	(348,267)		—		(7,287)	—	(355,554)
Proceeds from debt issuances	344,722		—		4,158	—	348,880
Change in restricted invested assets	—		—		(2,000)	—	(2,000)
Payment for debt issuance costs	(11,891)		—		—	—	(11,891)
Distributions to noncontrolling interest partners	—		—		(33,231)	—	(33,231)
Payments for unit activities	(2,155)		—		—	—	(2,155)
Other financing activities	—		—		192	—	192
Net cash used in financing activities - continuing operations	(17,591)		—		(38,168)	—	(55,759)
Net cash used in financing activities - discontinued operations	—		—		(867)	—	(867)
Net cash used in financing activities	(17,591)		—		(39,035)	—	(56,626)
Net (decrease) increase in cash and cash equivalents	(9,340)		(83)		3,625	—	(5,798)
Cash and cash equivalents at beginning of period	14,849		27,700		26,198	—	68,747
Cash and cash equivalents at end of period	$5,509		$27,617		$29,823	$—	$62,949
* Payments for acquisitions, net of cash acquired of $7,836 and other assets and liabilities of $7,836, previously classified under the Parent Issuer column, were classified under the Guarantor Subsidiaries column for the year ended December 31, 2011.

SYMBION, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(8,740)	$22,088	$43,499	$(39,542)	$17,305
Adjustments to reconcile net (loss) income to net cash from operating activities:
Income from discontinued operations	—	—	(1,065)	—	(1,065)
Depreciation and amortization	680	301	17,238	—	18,219
Amortization of deferred financing costs and debt issuance discount	2,004	—	—	—	2,004
Non-cash payment-in-kind interest option	26,079	—	—	—	26,079
Non-cash stock option compensation expense	1,336	—	—	—	1,336
Non-cash recognition of other comprehensive income into earnings	2,731	—	—	—	2,731
Gain on disposal and impairment of long-lived assets, net	(4,070)	—	—	—	(4,070)
Non-cash credit risk adjustment of financial instruments	189	—	—	—	189
Deferred income taxes	9,443	—	—	—	9,443
Equity in earnings of affiliates	(22,088)	(17,454)	—	39,542	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—	50	—	—	50
Provision for doubtful accounts	—	176	6,313	—	6,489
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	—	—	(15,217)	—	(15,217)
Other assets and liabilities	(55,463)	51,652	755	—	(3,056)
Net cash (used in) provided by operating activities - continuing operations	(47,899)	56,813	51,523	—	60,437
Net cash provided by operating activities - discontinued operations	—	—	5,535	—	5,535
Net cash (used in) provided by operating activities	(47,899)	56,813	57,058	—	65,972
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(44,105)	—	—	(44,105)
Purchases of property and equipment, net	(196)	—	(8,273)	—	(8,469)
Proceeds from unit activity of unconsolidated facilities	(55)	—	105	—	50
Change in other assets	—	—	(278)	—	(278)
Net cash used in investing activities - continuing operations	(251)	(44,105)	(8,446)	—	(52,802)
Net cash used in investing activities - discontinued operations	—	—	(367)	—	(367)
Net cash used in investing activities	(251)	(44,105)	(8,813)	—	(53,169)
Cash flows from financing activities:
Principal payments on long-term debt	(11,204)	—	(11,210)	—	(22,414)
Proceeds from debt issuances	56,423	—	453	—	56,876
Change in restricted invested assets	—	—	(3,162)	—	(3,162)
Distributions to noncontrolling interest partners	—	—	(25,692)	—	(25,692)
Payments for unit activities	4,708	—	—	—	4,708
Other financing activities	1,800	—	(1,575)	—	225
Net cash provided by (used in) financing activities - continuing operations	51,727	—	(41,186)	—	10,541
Net cash provided by financing activities - discontinued operations	—	—	483	—	483
Net cash provided by (used in) financing activities	51,727	—	(40,703)	—	11,024
Net increase in cash and cash equivalents	3,577	12,708	7,542	—	23,827
Cash and cash equivalents at beginning of period	11,272	14,992	18,656	—	44,920
Cash and cash equivalents at end of period	$14,849	$27,700	$26,198	$—	$68,747

15. Subsequent Events

Effective January 1, 2013, the Company exercised its right to hold a majority voting interest on the Board of Directors at its surgical facility located in Great Falls, Montana and began consolidating this surgical hospital for financial reporting purposes.

Effective January 29, 2013, the Company disposed of its ownership interest in its surgical facility located in Novi, Michigan, for proceeds of approximately $310,000. This facility was previously accounted for as an equity method investment. Additionally, the Company previously recorded an impairment loss of $2.9 million at December 31, 2011.

Effective February 28, 2013, the Company ceased operations at its surgical facility located in San Antonio, Texas. This facility was consolidated for financial reporting purposes. The Company expects to record a loss on the disposal of approximately $1.6 million during the first quarter of 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBION, INC.

March 8, 2013	By:	/s/ Richard E. Francis, Jr.
Richard E. Francis, Jr.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Francis, Jr.	Chairman of the Board, Chief Executive Officer and Director
Richard E. Francis, Jr.	(Principal Executive Officer)	March 8, 2013

/s/ Teresa F. Sparks	Senior Vice President of Financial and Chief Financial Officer
Teresa F. Sparks	(Principal Financial and Accounting Officer)	March 8, 2013

/s/ Clifford G. Adlerz
Clifford G. Adlerz	President, Chief Operating Officer and Director	March 8, 2013

/s/ Robert V. Delaney
Robert V. Delaney	Director	March 8, 2013

/s/ Quentin Chu
Quentin Chu	Director	March 8, 2013

/s/ Kurt E. Bolin
Kurt E. Bolin	Director	March 8, 2013

/s/ Craig R. Callen
Craig R. Callen	Director	March 8, 2013

/s/ Daniel G. Kilpatrick
Daniel G. Kilpatrick	Director	March 8, 2013

Exhibit Index

No.	Description
3.1	Amended Certificate of Incorporation of Symbion, Inc. (a)
3.2	Amended and Restated Bylaws of Symbion, Inc. (a)
4.1	Indenture, dated as of June 3, 2008, among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (a)
4.2	Form of 11.00%/11.75% Senior PIK Toggle Notes due 2015 (included in Exhibit 4.1) (a)
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