Form 10-Q
period 2013-03-31
SYMBION INC/TN
filed 2013-05-14
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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
As of May 14, 2013, there were 1,000 shares of the registrant’s common stock outstanding.

SYMBION, INC.
FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

SYMBION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$76,527	$73,470
Accounts receivable, less allowance for doubtful accounts of $13,834 and $11,496, respectively	73,428	71,646
Short-term investments	4,200	—
Inventories	15,575	14,393
Prepaid expenses and other current assets	8,675	9,950
Current assets of discontinued operations	3,163	3,636
Total current assets	181,568	173,095
Property and equipment, net	130,709	130,106
Intangible assets, net	23,501	24,151
Goodwill	656,085	656,058
Investments in and advances to affiliates	11,797	12,132
Restricted invested assets	177	5,169
Other assets	13,792	14,044
Long-term assets of discontinued operations	2,275	2,448
Total assets	$1,019,904	$1,017,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,737	$22,785
Accrued payroll and benefits	12,238	12,717
Other accrued expenses	35,882	29,021
Current maturities of long-term debt	31,783	39,462
Current liabilities of discontinued operations	1,788	2,034
Total current liabilities	100,428	106,019
Long-term debt, less current maturities	541,073	534,114
Deferred income tax payable	73,632	71,781
Other liabilities	63,496	62,802
Long-term liabilities of discontinued operations	915	325

Noncontrolling interests - redeemable	33,628	33,634

Stockholders' equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Additional paid-in-capital	243,068	242,597
Retained deficit	(97,562)	(93,516)
Total Symbion, Inc. stockholders' equity	145,506	149,081
Noncontrolling interests - non-redeemable	61,226	59,447
Total equity	206,732	208,528
Total liabilities and stockholders' equity	$1,019,904	$1,017,203
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012

Revenues	$132,598	$116,307
Operating expenses:
Salaries and benefits	37,426	30,765
Supplies	34,948	28,332
Professional and medical fees	10,439	8,750
Rent and lease expense	6,958	5,567
Other operating expenses	8,917	7,672
Cost of revenues	98,688	81,086
General and administrative expenses	5,840	8,001
Depreciation and amortization	6,006	5,173
Provision for doubtful accounts	2,793	2,012
Income on equity investments	(881)	(464)
(Gain) loss on disposal and impairment of long-lived assets, net	(492)	54
Litigation settlements, net	(163)	(17)
Total operating expenses	111,791	95,845
Operating income	20,807	20,462
Interest expense, net	(14,752)	(14,324)
Income before income taxes and discontinued operations	6,055	6,138
Provision for income taxes	1,145	1,277
Income from continuing operations	4,910	4,861
(Loss) income from discontinued operations, net of taxes	(713)	175
Net income	4,197	5,036
Less: Net income attributable to noncontrolling interests	(8,243)	(9,977)
Net loss attributable to Symbion, Inc.	$(4,046)	$(4,941)
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$4,197	$5,036

Comprehensive income	$4,197	$5,036
Less: Comprehensive income attributable to noncontrolling interests	(8,243)	(9,977)
Comprehensive loss attributable to Symbion, Inc.	$(4,046)	$(4,941)
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Symbion, Inc. Common Stock		Additional Paid-in Capital	Retained Deficit	Noncontrolling Interests Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2011	1,000	$—	$239,935	$(81,806)	$46,190	$204,319
Net (loss) income				(4,941)	4,745	(196)
Amortized compensation expense related to stock options			1,717			1,717
Acquisition and disposal of shares of noncontrolling interests			190		3,063	3,253
Distributions to noncontrolling interest holders					(3,887)	(3,887)
Balance at March 31, 2012	1,000	$—	$241,842	$(86,747)	$50,111	$205,206

Balance at December 31, 2012	1,000	$—	$242,597	$(93,516)	$59,447	$208,528
Net (loss) income				(4,046)	4,406	360
Amortized compensation expense related to stock options			102			102
Acquisition and disposal of shares of noncontrolling interests			369		(47)	322
Distributions to noncontrolling interest holders					(2,580)	(2,580)
Balance at March 31, 2013	1,000	$—	$243,068	$(97,562)	$61,226	$206,732
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$4,197	$5,036
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of taxes	713	(175)
Depreciation and amortization	6,006	5,173
Amortization of deferred financing costs and debt issuance discount	963	944
Non-cash payment-in-kind interest option	2,194	2,028
Non-cash stock option compensation expense	102	1,717
(Gain) loss on disposal and impairment of long-lived assets, net	(492)	54
Deferred income taxes	1,083	1,129
Equity in earnings of unconsolidated affiliates, net of distributions received	(69)	(139)
Provision for doubtful accounts	2,793	2,012
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(1,457)	(3,267)
Other assets and liabilities	1,256	1,346
Net cash provided by operating activities - continuing operations	17,289	15,858
Net cash provided by operating activities - discontinued operations	329	570
Net cash provided by operating activities	17,618	16,428

Cash flows from investing activities:
Purchases of property and equipment, net	(3,738)	(1,822)
Proceeds from divestitures (payments for acquisitions), net of cash	643	(3,013)
Change in other assets	(15)	(475)
Net cash used in investing activities - continuing operations	(3,110)	(5,310)
Net cash (used in) provided by investing activities - discontinued operations	(163)	1,901
Net cash used in investing activities	(3,273)	(3,409)

Cash flows from financing activities:
Principal payments on long-term debt	(11,570)	(2,575)
Proceeds from debt issuances	6,115	1,046
Payment of debt issuance costs	(488)	—
Change in restricted invested assets	792	—
Distributions to noncontrolling interest holders	(6,585)	(7,704)
Proceeds from (payments for) unit activity of consolidated facilities	625	(301)
Other financing activities	(11)	28
Net cash used in financing activities - continuing operations	(11,122)	(9,506)
Net cash used in financing activities - discontinued operations	(166)	(288)
Net cash used in financing activities	(11,288)	(9,794)
Net increase in cash and cash equivalents	3,057	3,225
Cash and cash equivalents at beginning of period	73,470	62,040
Cash and cash equivalents at end of period	$76,527	$65,265
See notes to unaudited consolidated financial statements.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

1. Organization
Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and in some cases healthcare systems. As of March 31, 2013, the Company owned and operated 48 surgical facilities, including 42 ambulatory surgery centers ("ASCs") and six surgical hospitals. The Company also managed 10 additional ambulatory surgery centers and one physician clinic in a market in which it operates an ASC and a surgical hospital. The Company owns a majority ownership interest in 31 of the 48 surgical facilities and consolidates 47 surgical facilities for financial reporting purposes. The Company reports two of the 48 surgical facilities as discontinued operations.
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
Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate's business. The physician limited partners and physician minority members of the entities that the Company controls are responsible for the supervision and delivery of medical services. The governance rights of limited partners and minority members are restricted to those that protect their financial interests. Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach of the partnership or operating agreement, gross negligence or bankruptcy. These protective rights do not preclude consolidation of the respective partnerships and limited liability companies. The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of Accounting Standards Codification Topic 810, Consolidation. The variable interest entities are surgical facilities located in the states of Florida and New York. With regard to the New York facility, the Company is the primary beneficiary due to the power to direct the activities of the facility and the level of variability within the management service agreement as well as the obligation and likelihood of absorbing the majority of expected gains and losses. Regarding the Florida facility, the Company has the power to direct the activities of the facility and has fully guaranteed the facility's debt obligations. The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected losses. The consolidated balance sheets of the Company at March 31, 2013 and December 31, 2012 include assets of $17.8 million and $17.7 million, respectively, and liabilities of $3.6 million and $3.7 million, respectively, related to the variable interest entities. All significant intercompany balances and transactions are eliminated in consolidation.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2013-02, which requires additional disclosures on the effect of significant reclassifications out of accumulated other comprehensive income. The ASU requires a company that reports other comprehensive income to present (either on the face of the statement where net income is presented or in the notes to the financial statements) the effects on the line items of net income the significant amounts reclassified out of accumulated other comprehensive income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, a company is required to cross-reference to other required disclosures that provide additional details about those amounts. This ASU is effective for fiscal years beginning after December 15, 2012, and was adopted by the Company on January 1, 2013. As it only requires additional disclosure, the adoption of this ASU had no impact on the Company's consolidated financial position, results of operations or cash flows.
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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate their fair values because of their short-term nature.
The carrying amount and fair value of the Company's long term debt as of March 31, 2013 and December 31, 2012 follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012

Senior Secured Notes, net of debt issuance discount	$337,378	$337,132	$355,512	$348,088
PIK Exchangeable Notes	109,688	109,688	109,688	109,688
Toggle Notes	94,724	94,724	94,724	94,724
The fair values of the Senior Secured Notes and Toggle Notes were based on a Level 1 computation using quoted prices at March 31, 2013 and December 31, 2012, as applicable. The fair value of the PIK Exchangeable Notes was based on a Level 3 computation, using a Company-specific discounted cash flow analysis. The Company's long-term debt instruments are discussed further in Note 5.
The Company maintains a supplemental retirement savings plan (the "SERP"). The SERP provides supplemental retirement alternatives to eligible officers and key employees of the Company by allowing participants to defer portions of their compensation. As of March 31, 2013 and December 31, 2012, the fair value of the assets in the SERP was $1.4 million and $1.3 million, respectively, which was included in other assets in the consolidated balance sheets. The Company had a liability of $1.4 million and $1.3 million for the SERP in other long-term liabilities as of March 31, 2013 and December 31, 2012, respectively.
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
Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Also, the Company had third-party settlements payable of $11.3 million and $10.9 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, $7.0 million and $7.0 million related to the settlements was recorded in other accrued expenses, respectively, and $4.3 million and $3.9 million, respectively, was recorded in other long-term liabilities in the consolidated balance sheets. The Company does not require collateral for private pay patients.
The following table sets forth revenues by type of payor and the approximate percentage of total patient services revenues for the Company's consolidated surgical facilities for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013		2012
	Amount	%	Amount	%

Private insurance	$77,353	59%	$73,337	64%
Government	44,143	33%	30,995	27%
Self-pay	3,324	3%	3,379	3%
Other	6,583	5%	6,926	6%
Total patient services revenues	$131,403	100%	$114,637	100%
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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

Changes in the allowance for doubtful accounts receivable for the three months ended March 31, 2013 follows (in thousands):

Balance at December 31, 2012	$11,496
Provision for doubtful accounts	2,793
Accounts written off, net of recoveries	(455)
Balance at March 31, 2013	$13,834
Electronic Health Record Incentives
The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning in calendar year 2011 for eligible hospitals and professionals that implement and achieve meaningful use of certified Electronic Health Records ("EHR") technology. Several of the Company's surgical hospitals have implemented plans to comply with the EHR meaningful use requirements of the Health Information Technology for Economic and Clinical Health Act ("HITECH") in time to qualify for the maximum available incentive payments.
Compliance with the meaningful use requirements has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing the Company's EHR solutions along with costs associated with the hardware and software components of the project. The Company currently estimates that total costs incurred to comply will be recovered through the total EHR incentive payments over the projected lifecycle of this initiative. The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of the Company's cash receipts or recognition of the EHR incentives as other income. During the three months ended March 31, 2013, the Company spent $1.5 million related to hardware, software and implementation costs, of which $1.2 million was capitalized. The Company expects to receive incentive payments and recognize corresponding revenue upon the completion of the EHR meaningful use requirements. The Company did not incur any costs in the three months ended March 31, 2012.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Short-Term Investments
Short-term investments consist of certificates of deposit with maturities of twelve months or less at March 31, 2013. These investments were previously held as restricted invested assets at December 31, 2012.
Restricted Invested Assets
The Company is required to maintain $10.0 million in letters of credit as a requirement of the lease agreement related to its Idaho Falls, Idaho facility.  At December 31, 2012, these letters of credit were secured by restricted cash of $5.0 million, in the form of certificates of deposit. In March 2013, the Company refinanced its debt at the Idaho Falls, Idaho facility with a new lender. As a result of this refinancing, the Company is no longer required to maintain this restricted cash balance. As of March 31, 2013, the Company reclassified $4.2 million of this balance from restricted invested assets to short-term investments, and the remaining $800,000 was reclassified to cash due to the maturity of a portion of the certificates of deposit during the three months ended March 31, 2013. There were no borrowings against the letters of credit as of March 31, 2013 and December 31, 2012. The remaining restricted invested assets balance at March 31, 2013 relates to a requirement under the operating lease agreement at the Company's Chesterfield, Missouri facility.
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets follows (in thousands):

	March 31, 2013	December 31, 2012

Prepaid expenses	$5,303	$5,722
Other current assets	3,372	4,228
Total	$8,675	$9,950

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

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
A summary of property and equipment follows (in thousands):

	March 31, 2013	December 31, 2012

Land	$5,713	$5,713
Buildings and improvements	104,106	103,924
Furniture and equipment	93,170	87,013
Computer and software	9,953	6,702
Construction in progress	867	4,931
Property and equipment, at cost	213,809	208,283
Less: Accumulated depreciation	(83,100)	(78,177)
Property and equipment, net	$130,709	$130,106
The Company is liable to various vendors for several equipment leases. The carrying value of the leased assets was $6.1 million and $5.3 million as of March 31, 2013 and December 31, 2012, respectively.
Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2013 follows (in thousands):

Balance at December 31, 2012	$656,058
Purchase price adjustments	27
Balance at March 31, 2013	$656,085
The Company has other intangible assets of $17.7 million related to the certificates of need for certain of its facilities. These indefinite-lived assets are not amortized, but are assessed for possible impairment under the Company's impairment policy. The Company also has intangible assets related to various non-compete agreements and a management rights agreement, which are amortized over the service life of the agreements.
Changes in the carrying amounts of other intangible assets for the three months ended March 31, 2013 follows (in thousands):

	Physician Guarantees	Management Rights	Non-Compete Assets	Certificates of Need	Total Intangible Assets

Balance at December 31, 2012	$819	$2,083	$3,509	$17,740	$24,151
Purchase price adjustments	(112)	—	—	—	(112)
Amortization	(76)	(39)	(423)	—	(538)
Balance at March 31, 2013	$631	$2,044	$3,086	$17,740	$23,501

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

Other Accrued Expenses
A summary of other accrued expenses follows (in thousands):

	March 31, 2013	December 31, 2012

Interest payable	$11,659	$5,265
Current taxes payable	2,703	2,235
Insurance liabilities	3,172	3,233
Third-party settlements	6,987	6,987
Accounts receivable credit balances	3,730	3,475
Other accrued expenses	7,631	7,826
Total	$35,882	$29,021
Other Liabilities
A summary of other liabilities follows (in thousands):

	March 31, 2013	December 31, 2012

Idaho Falls, Idaho facility lease obligation	$48,295	$48,352
Third-party settlements	4,304	3,914
Medical malpractice liability	3,765	3,765
Deferred rent	4,472	4,371
Other liabilities	2,660	2,400
Total	$63,496	$62,802
Total other liabilities includes an obligation which was assumed in connection with the Company's acquisition of the surgical hospital located in Idaho Falls, Idaho. This obligation is payable to the hospital facility lessor for the land, building and improvements at the facility in Idaho Falls, Idaho. The total lease obligation was $48.5 million at each of March 31, 2013 and December 31, 2012. The current portion of the lease obligation was $163,000 and $117,000 at March 31, 2013 and December 31, 2012, respectively, and was included in accrued expenses in the consolidated balance sheets.
Noncontrolling Interests — Non-redeemable
The consolidated financial statements include all assets, liabilities, revenues and expenses of surgical facilities in which the Company has sufficient ownership and rights to allow the Company to consolidate the surgical facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities in the consolidated statements of cash flows.
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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

A summary of activity of the noncontrolling interests—redeemable follows (in thousands):

Noncontrolling Interests—Redeemable

Balance at December 31, 2011	$33,378
Net income attributable to noncontrolling interests—redeemable	5,232
Acquisitions and disposal of shares of noncontrolling interests—redeemable	(292)
Distributions to noncontrolling interests —redeemable holders	(3,817)
Balance at March 31, 2012	$34,501

Balance at December 31, 2012	$33,634
Net income attributable to noncontrolling interests—redeemable	3,837
Acquisitions and disposal of shares of noncontrolling interests—redeemable	162
Distributions to noncontrolling interests —redeemable holders	(4,005)
Balance at March 31, 2013	$33,628
Income Taxes
    During the three months ended March 31, 2013, the Company reduced its reserve for uncertain tax positions by approximately $5.6 million principally as a result of the Internal Revenue Service approval of accounting method changes received by the Company in February 2013.  The changes relate to the Company's net operating loss and related interest expense deductions.  Approximately $428,000 of the changes affected the effective tax rate during the three months ended March 31, 2013.  The reserve is included in non-current income tax payable in the consolidated balance sheets.  The total amount of accrued liabilities related to uncertain tax positions that would affect the Company's effective tax rate if recognized was $384,000 as of March 31, 2013 and $634,000 as of December 31, 2012.
Reclassifications
Certain reclassifications have been made to the comparative period's financial statements to conform to the 2013 presentation. The reclassifications primarily related to the presentation of discontinued operations and noncontrolling interests and had no impact on the Company's financial position or results of operations.

3. Acquisitions and Developments
As anticipated, effective January 1, 2013, the Company exercised its contractual right to hold a majority of the Governor seats on the Governing Board of its surgical hospital located in Great Falls, Montana. As the Company now controls the majority of the Governor seats on the Governing Board, it consolidates this facility for financial reporting purposes. This facility was previously accounted for using the equity method for financial reporting purposes.

4. Discontinued Operations and Divestitures
Effective February 28, 2013, the Company ceased operations at its surgical facility located in San Antonio, Texas. The Company recognized a loss of $1.1 million on the disposal. For the three months ended March 31, 2013 and 2012, the results of operations related to this facility were included in discontinued operations.
During the three months ended March 31, 2013, the Company committed to a plan to divest its interests in the surgical facilities located in Havertown, Pennsylvania and Worcester, Massachusetts. For the three months ended March 31, 2013 and 2012, the results of operations related to these facilities were included in discontinued operations. Effective April 8, 2013, the Company sold its interest in the surgical facility located in Havertown, Pennsylvania. The Company recorded net proceeds of $3.7 million on this transaction and anticipates recording a gain of approximately $1.4 million. The Company expects to sell its ownership interest in the Worcester, Massachusetts facility later this year.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

A summary of revenues and (loss) income from discontinued operations, net of taxes, follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Revenues	$3,304	$7,524
Operating income (loss)	349	(490)
Loss (gain) on sale or disposal	1,054	(756)
Income tax provision	8	91
(Loss) income from discontinued operations, net of taxes	(713)	175
Effective January 29, 2013, the Company sold its ownership interest in a surgical facility located in Novi, Michigan for proceeds of approximately $310,000 and recognized a gain of $299,000. The Company previously recorded impairment of $2.9 million related to this investment during the year ended December 31, 2011. This facility was previously accounted for as an equity method investment.

5. Long-Term Debt
A summary of long-term debt follows (in thousands):

	March 31, 2013	December 31, 2012

Credit Facility	$—	$—
Senior Secured Notes, net of debt issuance discount of $3,622 and $3,868, respectively	337,378	337,132
PIK Exchangeable Notes	109,688	109,688
Toggle Notes	94,724	94,724
Notes payable and secured loans	26,169	28,168
Capital lease obligations	4,897	3,864
Total debt	572,856	573,576
Less: Current maturities	(31,783)	(39,462)
Total long-term debt	$541,073	$534,114
Credit Facility
The Company's senior secured super-priority revolving credit facility (the "Credit Facility”) matures on December 15, 2015. As of March 31, 2013, the Company had a letter of credit outstanding for $465,000 and $49.5 million of availability under the Credit Facility.
The Credit Facility contains financial covenants requiring the Company not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change. At March 31, 2013, the Company was in compliance with all material covenants contained in the Credit Facility.
Senior Secured Notes
The Senior Secured Notes mature on June 15, 2016. The Senior Secured Notes were issued at a 1.51% discount and interest accrues at the rate of 8.00% per annum, payable on June 15 and December 15 of each year. The Company may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. In 2013, the Company may redeem up to 10% of the original aggregate principal amount of the Senior Secured Notes at a price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest. The Company may also redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with proceeds of certain equity offerings at any time prior to June 15, 2014. At March 31, 2013, the Company had not redeemed of its Senior Secured Notes.
At March 31, 2013, the Company was in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

PIK Exchangeable Notes
The PIK Exchangeable Notes mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on June 15 and December 15 of each year. The Company pays interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. The Company records this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, the Company reclassifies the accrued interest to long-term debt. The Company had accrued interest of $2.6 million on the PIK Exchangeable Notes as of March 31, 2013.
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
At March 31, 2013, the Company was in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.
Toggle Notes
The Toggle Notes mature on August 23, 2015.  Beginning with the February 2012 interest payment, all interest under the Company's Toggle Notes is required to be paid in cash. The Company had accrued interest of $1.1 million on the Toggle Notes as of March 31, 2013.
The indenture governing the Toggle Notes includes a mandatory redemption provision. Under this provision, if the Toggle Notes would otherwise constitute applicable high yield discount obligations, within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended, the Company is required to redeem, for cash, a portion of the Toggle Notes then outstanding, equal to the mandatory principal redemption amount. Under the mandatory redemption provisions of the Toggle Notes, $21.2 million of the principal balance outstanding is due and payable on August 23, 2013.
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit the Company's ability and the ability of the subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At March 31, 2013, the Company was in compliance with all material covenants contained in the indenture governing the Toggle Notes.
Notes Payable to Banks
During the three months ended March 31, 2013, the Company refinanced the debt of its Idaho Falls, Idaho facility. This refinancing transaction resulted in $6.1 million of borrowings from the new lender, $7.5 million of repayments to the previous lenders and $488,000 of debt issuance cost payments.

6. Commitments and Contingencies
Lease and Debt Guaranty on Non-consolidated Entities
The Company has guaranteed $1.2 million of operating lease payments of certain non-consolidating surgical facilities. These operating leases typically have 10-year terms, with optional renewal periods. At December 31, 2012, the Company guaranteed debt at its surgical facility located in Novi, Michigan. During the three months ended March 31, 2013, the Company sold its ownership interest in this facility.
Professional, General and Workers' Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. To cover these claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through third party commercial insurance carriers in amounts that management believes is sufficient for the Company's operations, although, potentially, some claims may exceed the scope of coverage in effect. The professional and general insurance coverage is on a claims-made basis. The workers compensation insurance is on an occurrence basis. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that would have a material adverse effect on the Company's business, financial condition or results of operations. The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers compensation claims which relate to (i) deductibles on claims made during the policy period, and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

period expires. Reserves and provisions are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Based on historical results and data currently available, management does not believe a change in one or more of the underlying assumptions will have a material impact on the Company's consolidated financial position or results of operations. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the consolidated balance sheets. Expected insurance recoveries are presented separately.  Gross reserves of $5.0 million and $5.2 million at March 31, 2013 and December 31, 2012, respectively, are included in other accrued expenses and other liabilities in the accompanying consolidated balance sheets.  Expected insurance recoveries of $1.5 million and $1.5 million at March 31, 2013 and December 31, 2012, respectively, are included in other assets in the accompanying consolidated balance sheets.
Laws and Regulations
Laws and regulations governing our business, including those relating to the Medicare and Medicaid programs, are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal health care programs. From time to time, governmental regulatory agencies will conduct inquiries of the Company's practices. It is the Company's current practice and future intent to cooperate fully with such inquiries. The Company is not aware of any such inquiry that would have a material adverse effect on the Company's consolidated financial position or results of operations.
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
The Company cannot predict whether federal or state statutory or regulatory provisions will be enacted that would prohibit or otherwise regulate relationships which the Company has established or may establish with other health care providers or have materially adverse effects on its business or revenues arising from such future actions. Management believes, however, that it will be able to adjust the Company's operations so as to be in compliance with any regulatory or statutory provision as may be applicable.
Potential Physician Investor Liability
A majority of the physician investors in the partnerships and limited liability companies which operate the Company's surgical facilities carry general and professional liability insurance on a claims-made basis. Each partnership or limited liability company may, however, be liable for damages to persons or property arising from occurrences at the surgical facilities. Although the various physician investors and other surgeons generally are required to obtain general and professional liability insurance with tail coverage, such individuals may not be able to obtain coverage in amounts sufficient to cover all potential liability. Since most insurance policies contain exclusions, the physician investors will not be insured against all possible occurrences. In the event of an uninsured or underinsured loss, the value of an investment in the partnership interests or limited liability company membership units and the amount of distributions could be adversely affected.

7. Related Party Transactions
On August 23, 2007, the Company entered into a ten-year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, as of March 31, 2013, had an asset of $395,000 that is included in prepaid expenses and other current assets.
Affiliates of Crestview and affiliates of the Northwestern Mutual Insurance Company hold the majority of the PIK Exchangeable Notes which entitle them to additional ownership in Holdings upon exchange. The PIK Exchangeable Notes are exchangeable into shares of common stock of Holdings at any time prior to the close of business on the business day immediately preceding the maturity date of the PIK Exchangeable Notes at a per share exchange price of $3.50. Upon exchange, holders of the PIK Exchangeable Notes will receive a number of shares of common stock of Holdings equal to (i) the accreted principal amount of the PIK Exchangeable Notes to be exchanged, plus accrued and non-capitalized interest, divided by (ii) the exchange price. The exchange price in effect at any time will be subject to customary adjustments.
The PIK Exchangeable Notes mature on June 15, 2017, subject to certain redemption provisions as further discussed in Note 5.  The Company pays interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. As of March 31, 2013, the Company had $109.7 million aggregate principal amount of PIK Exchangeable Notes outstanding and had accrued $2.6 million in interest on the PIK Exchangeable Notes in other accrued expenses. See Note 5 for further discussion of the PIK Exchangeable Notes.

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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2013
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$6,742	$29,832	$39,953	$—	$76,527
Accounts receivable, net	—	—	73,428	—	73,428
Short-term investments	—	—	4,200	—	4,200
Inventories	—	—	15,575	—	15,575
Prepaid expenses and other current assets	869	—	7,806	—	8,675
Due from related parties	3,414	43,720	—	(47,134)	—
Current assets of discontinued operations	—	—	3,163	—	3,163
Total current assets	11,025	73,552	144,125	(47,134)	181,568
Property and equipment, net	—	3,335	127,374	—	130,709
Intangible assets, net	2,044	—	21,457	—	23,501
Goodwill	656,085	—	—	—	656,085
Investments in and advances to affiliates	99,161	22,282	—	(109,646)	11,797
Restricted invested assets	—	—	177	—	177
Other assets	10,866	—	2,926	—	13,792
Long-term assets of discontinued operations	—	—	2,275	—	2,275
Total assets	$779,181	$99,169	$298,334	$(156,780)	$1,019,904

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19	$—	$18,718	$—	$18,737
Accrued payroll and benefits	1,134	3	11,101	—	12,238
Due to related parties	—	—	47,134	(47,134)	—
Other accrued expenses	15,283	5	20,594	—	35,882
Current maturities of long-term debt	21,343	—	10,440	—	31,783
Current liabilities of discontinued operations	—	—	1,788	—	1,788
Total current liabilities	37,779	8	109,775	(47,134)	100,428
Long-term debt, less current maturities	520,447	—	20,626	—	541,073
Deferred income tax payable	73,632	—	—	—	73,632
Other liabilities	1,817	—	61,679	—	63,496
Long-term liabilities of discontinued operations	—	—	915	—	915
Noncontrolling interests - redeemable	—	—	33,628	—	33,628
Total Symbion, Inc. stockholders' equity	145,506	99,161	10,485	(109,646)	145,506
Noncontrolling interests - non-redeemable	—	—	61,226	—	61,226
Total equity	145,506	99,161	71,711	(109,646)	206,732
Total liabilities and stockholders' equity	$779,181	$99,169	$298,334	$(156,780)	$1,019,904

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$8,505	$26,174	$38,791	$—	$73,470
Accounts receivable, net	—	—	71,646	—	71,646
Inventories	—	167	14,226	—	14,393
Prepaid expenses and other current assets	1,794	3	8,153	—	9,950
Due from related parties	1,878	44,895	—	(46,773)	—
Current assets of discontinued operations	—	—	3,636	—	3,636
Total current assets	12,177	71,239	136,452	(46,773)	173,095
Property and equipment, net	—	3,018	127,088	—	130,106
Intangible assets, net	2,083	—	22,068	—	24,151
Goodwill	656,058	—	—	—	656,058
Investments in and advances to affiliates	92,532	18,344	—	(98,744)	12,132
Restricted invested assets	—	—	5,169	—	5,169
Other assets	12,847	—	1,197	—	14,044
Long-term assets of discontinued operations	—	—	2,448	—	2,448
Total assets	$775,697	$92,601	$294,422	$(145,517)	$1,017,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$161	$2	$22,622	$—	$22,785
Accrued payroll and benefits	1,429	62	11,226	—	12,717
Due to related parties	—	—	46,773	(46,773)	—
Other accrued expenses	9,063	5	19,953	—	29,021
Current maturities of long-term debt	21,232	—	18,230	—	39,462
Current liabilities of discontinued operations	—	—	2,034	—	2,034
Total current liabilities	31,885	69	120,838	(46,773)	106,019
Long-term debt, less current maturities	520,316	—	13,798	—	534,114
Deferred income tax payable	71,781	—	—	—	71,781
Other liabilities	2,634	—	60,168	—	62,802
Long-term liabilities of discontinued operations	—	—	325	—	325
Noncontrolling interests - redeemable	—	—	33,634	—	33,634
Total Symbion, Inc. stockholders' equity	149,081	92,532	6,212	(98,744)	149,081
Noncontrolling interests - non-redeemable	—	—	59,447	—	59,447
Total equity	149,081	92,532	65,659	(98,744)	208,528
Total liabilities and stockholders' equity	$775,697	$92,601	$294,422	$(145,517)	$1,017,203

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Revenues	$9,334	$—	$127,441	$(4,177)	$132,598
Operating expenses:
Salaries and benefits	—	—	37,426	—	37,426
Supplies	—	—	34,948	—	34,948
Professional and medical fees	—	—	10,439	—	10,439
Rent and lease expense	—	—	6,958	—	6,958
Other operating expenses	—	—	8,917	—	8,917
Cost of revenues	—	—	98,688	—	98,688
General and administrative expense	5,797	43	—	—	5,840
Depreciation and amortization	77	—	5,929	—	6,006
Provision for doubtful accounts	—	—	2,793	—	2,793
Income on equity investments	—	(857)	(24)	—	(881)
Gain on disposal and impairment of long-lived assets, net	—	(436)	(56)	—	(492)
Management fees	—	—	4,177	(4,177)	—
Equity in earnings of affiliates	(5,843)	(4,599)	—	10,442	—
Litigation settlements, net	—	—	(163)	—	(163)
Total operating expenses	31	(5,849)	111,344	6,265	111,791
Operating income	9,303	5,849	16,097	(10,442)	20,807
Interest expense, net	(12,555)	(6)	(2,191)	—	(14,752)
(Loss) income before taxes and discontinued operations	(3,252)	5,843	13,906	(10,442)	6,055
Provision for income taxes	794	—	351	—	1,145
(Loss) income from continuing operations	(4,046)	5,843	13,555	(10,442)	4,910
Loss from discontinued operations, net of taxes	—	—	(713)	—	(713)
Net (loss) income	(4,046)	5,843	12,842	(10,442)	4,197
Less: Net income attributable to noncontrolling interests	—	—	(8,243)	—	(8,243)
Net (loss) income attributable to Symbion, Inc.	$(4,046)	$5,843	$4,599	$(10,442)	$(4,046)

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2012
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Revenues	$9,075	$7,644	$103,525	$(3,937)	$116,307
Operating expenses:
Salaries and benefits	—	3,620	27,145	—	30,765
Supplies	—	761	27,571	—	28,332
Professional and medical fees	—	720	8,030	—	8,750
Rent and lease expense	—	601	4,966	—	5,567
Other operating expenses	—	331	7,341	—	7,672
Cost of revenues	—	6,033	75,053	—	81,086
General and administrative expense	8,001	—	—	—	8,001
Depreciation and amortization	98	213	4,862	—	5,173
Provision for doubtful accounts	—	106	1,906	—	2,012
Income on equity investments	—	(464)	—	—	(464)
Loss on disposal and impairment of long-lived assets, net	—	54	—	—	54
Management fees	—	—	3,937	(3,937)	—
Equity in earnings of affiliates	(3,618)	(2,371)	—	5,989	—
Litigation settlements, net	—	—	(17)	—	(17)
Total operating expenses	4,481	3,571	85,741	2,052	95,845
Operating income	4,594	4,073	17,784	(5,989)	20,462
Interest expense, net	(8,447)	(205)	(5,672)	—	(14,324)
(Loss) income before taxes and discontinued operations	(3,853)	3,868	12,112	(5,989)	6,138
Provision for income taxes	1,284	—	(7)	—	1,277
(Loss) income from continuing operations	(5,137)	3,868	12,119	(5,989)	4,861
Loss from discontinued operations, net of taxes	—	—	175	—	175
Net (loss) income	(5,137)	3,868	12,294	(5,989)	5,036
Less: Net income attributable to noncontrolling interests	—	—	(9,977)	—	(9,977)
Net (loss) income attributable to Symbion, Inc.	$(5,137)	$3,868	$2,317	$(5,989)	$(4,941)

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2013
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Net (loss) income	$(4,046)	$5,843	$12,842	$(10,442)	$4,197

Comprehensive (loss) income	$(4,046)	$5,843	$12,842	$(10,442)	$4,197
Less: Comprehensive income attributable to noncontrolling interests	—	—	(8,243)	—	(8,243)
Comprehensive (loss) income attributable to Symbion, Inc.	$(4,046)	$5,843	$4,599	$(10,442)	$(4,046)

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2012
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Net (loss) income	$(5,137)	$3,868	$12,294	$(5,989)	$5,036

Comprehensive (loss) income	$(5,137)	$3,868	$12,294	$(5,989)	$5,036
Less: Comprehensive income attributable to noncontrolling interests	—	—	(9,977)	—	(9,977)
Comprehensive (loss) income attributable to Symbion, Inc.	$(5,137)	$3,868	$2,317	$(5,989)	$(4,941)

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Cash flows from operating activities:
Net (loss) income	$(4,046)	$5,843	$12,842	$(10,442)	$4,197
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	713	—	713
Depreciation and amortization	77	—	5,929	—	6,006
Amortization of deferred financing costs and debt issuance discount	963	—	—	—	963
Non-cash payment-in-kind interest option	2,194	—	—	—	2,194
Non-cash stock option compensation expense	102	—	—	—	102
Gain on disposal and impairment of long-lived assets, net	—	(436)	(56)	—	(492)
Deferred income taxes	1,083	—	—	—	1,083
Equity in earnings of affiliates	(5,843)	(4,599)	—	10,442	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—	(69)	—	—	(69)
Provision for doubtful accounts	—	—	2,793	—	2,793
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	—	—	(1,457)	—	(1,457)
Other assets and liabilities	4,690	1,847	(5,281)	—	1,256
Net cash (used in) provided by operating activities - continuing operations	(780)	2,586	15,483	—	17,289
Net cash provided by operating activities - discontinued operations	—	—	329	—	329
Net cash (used in) provided by operating activities	(780)	2,586	15,812	—	17,618
Cash flows from investing activities:
Purchases of property and equipment, net	(893)	—	(2,845)	—	(3,738)
Proceeds from divestitures, net of cash	—	447	196	—	643
Change in other assets	—	—	(15)	—	(15)
Net cash (used in) provided by investing activities - continuing operations	(893)	447	(2,664)	—	(3,110)
Net cash used in investing activities - discontinued operations	—	—	(163)	—	(163)
Net cash (used in) provided by investing activities	(893)	447	(2,827)	—	(3,273)
Cash flows from financing activities:
Principal payments on long-term debt	(90)	—	(11,480)	—	(11,570)
Proceeds from debt issuances	—	—	6,115	—	6,115
Payment of debt issuance costs	—	—	(488)	—	(488)
Change in restricted invested assets	—	—	792	—	792
Distributions to noncontrolling interest holders	—	—	(6,585)	—	(6,585)
Proceeds from unit activity of consolidated facilities	—	625	—	—	625
Other financing activities	—	—	(11)	—	(11)
Net cash (used in) provided by financing activities - continuing operations	(90)	625	(11,657)	—	(11,122)
Net cash used in financing activities - discontinued operations	—	—	(166)	—	(166)
Net cash (used in) provided by financing activities	(90)	625	(11,823)	—	(11,288)
Net (decrease) increase in cash and cash equivalents	(1,763)	3,658	1,162	—	3,057
Cash and cash equivalents at beginning of period	8,505	26,174	38,791	—	73,470
Cash and cash equivalents at end of period	$6,742	$29,832	$39,953	$—	$76,527

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012
(Unaudited, in thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Cash flows from operating activities:
Net (loss) income	$(5,137)	$3,868	$12,294	$(5,989)	$5,036
Adjustments to reconcile net (loss) income to net cash from operating activities:
Income from discontinued operations	—	—	(175)	—	(175)
Depreciation and amortization	98	213	4,862	—	5,173
Amortization of deferred financing costs and debt issuance discount	944	—	—	—	944
Non-cash payment-in-kind interest option	2,028	—	—	—	2,028
Non-cash stock option compensation expense	1,717	—	—	—	1,717
Loss on disposal and impairment of long-lived assets, net	—	54	—	—	54
Deferred income taxes	1,129	—	—	—	1,129
Equity in earnings of affiliates	(3,618)	(2,371)	—	5,989	—
Equity in earnings of unconsolidated affiliates, net of distributions received	—	(139)	—	—	(139)
Provision for doubtful accounts	—	106	1,906	—	2,012
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	—	—	(3,267)	—	(3,267)
Other assets and liabilities	3,686	852	(3,192)	—	1,346
Net cash provided by (used in) operating activities - continuing operations	847	2,583	12,428	—	15,858
Net cash provided by operating activities - discontinued operations	—	—	570	—	570
Net cash provided by operating activities	847	2,583	12,998	—	16,428
Cash flows from investing activities:
Purchases of property and equipment, net	(68)	—	(1,754)	—	(1,822)
Payments for acquisitions, net of cash	—	—	(3,013)	—	(3,013)
Change in other assets	—	—	(475)	—	(475)
Net cash used in investing activities - continuing operations	(68)	—	(5,242)	—	(5,310)
Net cash used in investing activities - discontinued operations	1,965	—	(64)	—	1,901
Net cash provided by (used in) investing activities	1,897	—	(5,306)	—	(3,409)
Cash flows from financing activities:
Principal payments on long-term debt	(62)	—	(2,513)	—	(2,575)
Proceeds from debt issuances	—	—	1,046	—	1,046
Distributions to noncontrolling interest holders	—	—	(7,704)	—	(7,704)
Payments for unit activity of consolidated facilities	(301)	—	—	—	(301)
Other financing activities	—	—	28	—	28
Net cash used in financing activities - continuing operations	(363)	—	(9,143)	—	(9,506)
Net cash used in financing activities - discontinued operations	—	—	(288)	—	(288)
Net cash used in financing activities	(363)	—	(9,431)	—	(9,794)
Net increase (decrease) in cash and cash equivalents	2,381	2,583	(1,739)	—	3,225
Cash and cash equivalents at beginning of period	5,509	27,617	28,914	—	62,040
Cash and cash equivalents at end of period	$7,890	$30,200	$27,175	$—	$65,265

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

9. Subsequent Events
Effective April 8, 2013, the Company sold its interest in the surgical facility located in Havertown, Pennsylvania. The Company recorded net proceeds of $3.7 million on this transaction and anticipates recording a gain of approximately $1.4 million. Concurrent with the disposal, a new management service company was created to provide various management services to this surgical facility. The Company acquired a 48.0% non-consolidating ownership interest in the new management service company. Additionally, the Company entered into an agreement to manage the new management service company.

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
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict.  These factors include, without limitation:

•	our substantial leverage and its impact on our ability to raise additional capital, react to changes in the economy and our industry and meet our obligations under our debt instruments;

•	our ability to comply with the restrictive covenants in our debt instruments;

•	uncertainty associated with the implementation of legislative and regulatory initiatives relating to health care reform and healthcare spending;

•	the risk that payments from third-party payors, including government health care programs, decrease or remain constant and our costs increase;

•	the status of the federal economy and its impact on the health care sector;

•	our dependence upon payments from third-party payors, including governmental health care programs and managed care organizations;

•	our ability to acquire and develop additional surgical facilities on favorable terms and to integrate their business operations successfully;

•	our ability to enter into strategic alliances with health care systems that are leaders in their markets;

•	efforts to regulate the construction, acquisition or expansion of health care facilities;

•	our ability to attract and maintain good relationships with physicians who use our facilities;

•	our ability to enhance operating efficiencies at our surgical facilities and to control costs as the volume of cases performed at our facilities changes;

•
our ability to comply with applicable laws and regulations regulating the operation of our surgical facilities, including physician self-referral laws, laws relating to illegal remuneration under the Medicare, Medicaid or other governmental programs, and rules relating to privacy and security of patient health information and standards for electronic transactions;

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

•	our ability to obtain the capital required to operate our business and fund acquisitions and developments on favorable terms;

•	the intense competition for physicians, strategic relationships, acquisitions and managed care contracts, which may result in a decline in our revenues, profitability and market share;

•	the geographic concentration of our operations in certain states, which makes us particularly sensitive to regulatory, economic and other conditions in those states;

•	our dependence on our senior management;

•	risks relating to the operation and integration of our information systems and potential cyber-security risks; and

•	other risks and uncertainties described in this report or detailed from time to time in our filings with the SEC.
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
Executive Overview
We own and operate a national network of short stay surgical facilities in 25 states. Our surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, cardiology, gastroenterology and ophthalmology. Some of our surgical hospitals also provide acute care services such as diagnostic imaging, pharmacy, laboratory, obstetrics, physical therapy and wound care.
We own our surgical facilities in partnership with physicians and in some cases healthcare systems in the markets and communities we serve. We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe this approach aligns our interests with those of our partners.
As of May 14, 2013, we owned and operated 47 surgical facilities, including 41 ASCs and six surgical hospitals.  We also managed 11 additional ASCs.  We owned a majority interest in 31 of the 47 surgical facilities and consolidated 46 facilities for financial reporting purposes.  In addition to our surgical facilities, we also manage one physician clinic in a market in which we operate an ASC and a surgical hospital. We report one of the 47 surgical facilities as discontinued operations.
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
We continue to focus on improving the performance of our same store facilities, selectively acquiring established facilities and developing new facilities. As anticipated, effective January 1, 2013, we exercised our contractual right to hold a majority of the Governor seats on the Governing Board of our surgical hospital located in Great Falls, Montana. As we now control the majority of the Governor seats on the Governing Board, we consolidate this facility for financial reporting purposes. This facility was previously accounted for using the equity method for financial reporting purposes.
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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2013	2012

Patient service revenues	99%	99%
Other service revenues	1%	1%
Total revenues	100%	100%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Three Months Ended March 31,
	2013	2012

Private insurance	59%	64%
Government	33%	27%
Self-pay	3%	3%
Other	5%	6%
Total	100%	100%

Case Mix
We primarily operate multi-specialty facilities where physicians perform a variety of procedures in various specialties, including orthopedics, pain management, gastroenterology and ophthalmology, among others. We believe this diversification helps to protect us from adverse pricing and utilization trends in any individual procedure type and results in greater consistency in our case volume.
The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended March 31,
	2013	2012

Cardiology	2.2%	—%
Ear, nose and throat	5.7%	5.5%
Gastrointestinal	27.4%	30.4%
General surgery	3.9%	3.8%
Obstetrics/gynecology	3.5%	2.9%
Ophthalmology	16.7%	16.1%
Orthopedic	17.7%	17.5%
Pain management	12.8%	14.2%
Plastic surgery	2.5%	2.5%
Other	7.6%	7.1%
Total	100%	100%
Case Growth
Same Store Information
We define same store facilities as those facilities that were operating throughout both the three months ended March 31, 2013 and 2012. The following same store facility table includes information about both consolidated surgical facilities included in continuing operations whose revenue is included in our revenue and non-consolidated surgical facilities that are not reported in our revenue, as we account for these surgical facilities using the equity method.  This same store facilities table is presented to allow comparability to other companies in our industry for the periods indicated.

	Three Months Ended March 31,
	2013	2012

Cases	51,962	56,938
Case growth	(8.7)%	N/A
Net patient service revenue per case	$2,416	$2,195
Net patient service revenue per case growth	10.1%	N/A
Number of same store surgical facilities	45	N/A
Consolidated Information
The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated. Accordingly, the table includes surgical facilities that we have acquired, developed or disposed of since January 1, 2012:

	Three Months Ended March 31,
	2013	2012

Cases	51,091	53,612
Case growth	(4.7)%	N/A
Net patient service revenue per case	$2,576	$2,140
Net patient service revenue per case growth	20.4%	N/A
Number of consolidated surgical facilities	45	42

Sources of Revenue and Recent Regulatory Developments
We are dependent upon private and government third-party sources of payment for the services we provide. The amounts that our surgical facilities receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid, and state and federal regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. The disclosure in this section is meant to supplement, and should be read in connection with, the disclosures set forth under the headings "Sources of Revenue" and "Governmental Regulation" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012.
Medicare Reimbursement-Ambulatory Surgery Centers
Payments under the Medicare program to ASCs are made under a system whereby the Secretary of the Department of Health and Human Services determines payment amounts prospectively for various categories of medical services performed in ASCs based upon the hospital outpatient prospective payment system ("OPPS"). On November 1, 2012, CMS issued a final rule to update the Medicare program's payment policies and rates for ASCs for calendar year ("CY") 2013. The final rule applies a 0.6% increase to the ASC payment rate for CY 2013.
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
On April 26, 2013, CMS issued the IPPS proposed rule for federal fiscal year (“FFY”) 2014, beginning on October 1, 2013. Under the proposed rule, rates for inpatient stays in hospitals paid under the IPPS that successfully report certain quality data under the Hospital Inpatient Quality Reporting (IQR) Program would be increased by 0.8%. Those hospitals that do not successfully report quality data under the IQR Program would receive a 2.0% reduction in the proposed rate increase.
Medicare Reimbursement-Hospital Outpatient Services
On November 1, 2012, CMS issued the final OPPS rates for hospitals for CY 2013. Under the final rule, the market basket update for CY 2013 for hospitals under the OPPS is a 1.8% increase. Hospitals that submit quality data in accordance with the Hospital Outpatient Quality Data Reporting Program will receive the full 1.8% market basket update, while those that do not submit quality data will instead be subject to a 0.2% decrease in reimbursement.
Budget Control Act of 2011
On August 2, 2011, the Budget Control Act of 2011 (the “BCA”) was enacted. The BCA increased the nation's debt ceiling, while taking steps to reduce the federal deficit. The BCA requires $1.2 trillion in automatic across-the-board spending reductions for FFY 2013 through FFY 2021, split evenly between domestic and defense spending. While certain programs (including the Medicaid program) are protected from these automatic spending reductions, payments to Medicare providers may be subject to reductions of up to 2.0%. The BCA's automatic spending reductions were originally set to begin on January 2, 2013. However, the enactment of the American Taxpayer Relief Act of 2012 (“ATRA”) postponed the implementation of the automatic spending reductions required by the BCA until March 1, 2013. On March 1, 2013, President Barack Obama signed an order implementing the automatic spending reductions required by the BCA. If the BCA's automatic spending reductions become permanent, they could adversely affect our business, results of operations and/or financial condition.
On April 10, 2013, President Obama released his proposed budget for FFY 2014. The proposed budget would replace the automatic spending reductions required by the BCA in their entirety by replacing the $1.2 trillion in reductions with a combination of new revenue and spending cuts. Specifically, the budget proposes to cut Medicare spending by approximately $400 billion over 10 years.

We cannot predict whether President Obama's proposed budget will be implemented in its entirety or replace the BCA's automatic spending reductions. In addition, Congress could pass a different budget bill or take other legislative action that could reduce Medicare spending by a different amount or that could impose additional restrictions on Medicare programs, which could further reduce the revenue we receive from governmental payment programs.
Adoption of Electronic Health Records
The HITECH Act  includes provisions designed to increase the use of Electronic Health Records (“EHR”) by both physicians and hospitals. Beginning with FFY 2011 and extending through FFY 2016, eligible hospitals may receive reimbursement incentives based upon successfully demonstrating ”meaningful use” of its certified EHR technology. Beginning in FFY 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in reimbursements. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages. Stage 1 has been in effect since 2011 and on August 23, 2012, HHS released final requirements for Stage 2, which will take effect starting in 2014. We strive to comply with the EHR meaningful use requirements of the HITECH Act so as to qualify for incentive payments. Continued implementation of EHR and compliance with the HITECH Act will result in significant costs.  During the three months ended March 31, 2013, we spent $1.5 million related to hardware, software and implementation costs, of which $1.2 million was capitalized. We expect to receive incentive payments and recognize corresponding revenue upon the completion of the EHR meaningful use requirements. We did not incur any costs in the three months ended March 31, 2012.
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
Quality Improvement
Quality of care and value-based purchasing have become significant trends and competitive factors in the healthcare industry. In 2005, CMS began making public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. Since that time, CMS has on several occasions increased the number of quality measures hospitals are required to report in order to receive the full IPPS and OPPS market basket updates.
The Hospital IQR Program measure set has grown from a starter set of 10 quality measures in 2004 to the set of 57 quality measures listed in the FFY 2014 IPPS proposed rule. For the FFY 2016 payment determination and subsequent years, CMS has proposed to remove four chart abstracted measures and one structural measure as well as adopt five new claims based measures.
If the public performance data becomes a primary factor in determining where patients choose to receive care, and if competing hospitals have better results than our hospitals on those measures, we would expect that our patient volumes could decline. In addition, if our hospitals have high hospital-acquired condition (HAC) rates or are unable to meet the required quality measures, the implementation of the value-based purchasing program and other quality measures potentially could have a negative effect on our revenues.
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

The Affordable Care Act requires HHS to implement a Hospital Value-Based Purchasing Program (VBP). The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. Currently, Congress has not directed HHS to implement a value-based purchasing program for ASC services.
The FFY 2014 IPPS proposed rule would update the measures and financial incentives in the Hospital VBP. For FFY 2014, CMS is proposing to increase the applicable percent reduction, the portion of Medicare payments available to fund the Hospital VBP's incentive payments, to 1.25%, which would increase the total estimated amount available for VBP incentive payments. The FFY 2014 IPPS proposed rule also proposes to add new measures to the VBP.
Hospital-Acquired Conditions Reduction Program
The promotion of quality of care has become a significant trend in the healthcare industry. In addition to setting the standards for payment for Medicare-covered inpatient services, the FFY 2014 IPPS proposed rule lays out a proposed framework for implementation of the new Hospital-Acquired Conditions Reduction Program, which would begin in 2015. Under this program, hospitals that rank in the lowest-performing quartile of hospital acquired conditions would be paid 99% of what they would otherwise be paid under the IPPS beginning in FFY 2015. To determine this quartile, CMS is proposing quality measures and a scoring methodology as well as a process for hospitals to review and correct their data.
Operating Income Margin
Our operating income margin for the three months ended March 31, 2013 decreased to 15.7% from 17.6% for the three months ended March 31, 2012. During the 2012 period, we recorded a stock modification charge of $1.7 million. Excluding the stock modification charge, our operating income margin for the 2012 period was 19.0%. The decrease in the 2013 period from the 2012 period is primarily attributable to a decrease in cases of 4.7% at our consolidated facilities. The decrease was primarily due to having two less business days during the 2013 period. This, along with volatility in case volume during the quarter, impacted our ability to adjust certain variable costs such as staffing at our facilities in proportion to the lower case volume. Our operating margins are also sensitive to volume decreases due to certain fixed costs such as facility rent and minimum staffing requirements. We also experienced higher supply costs at our surgical hospitals due to an increase in higher acuity cases performed at these facilities.
Acquisitions and Developments
As anticipated, effective January 1, 2013, we exercised our contractual right to hold a majority of the Governor seats on the Governing Board of our surgical hospital located in Great Falls, Montana. As we now control the majority of the Governor seats on the Governing Board, we consolidate this facility for financial reporting purposes. This facility was previously accounted for using the equity method for financial reporting purposes.
Discontinued Operations and Divestitures
Effective February 28, 2013, we ceased operations at our surgical facility located in San Antonio, Texas. We recognized a loss of $1.1 million on the disposal. For the three months ended March 31, 2013 and 2012, the results of operations related to this facility were included in discontinued operations.
During the three months ended March 31, 2013, we committed to a plan to divest our interests in the surgical facilities located in Havertown, Pennsylvania and Worcester, Massachusetts. For the three months ended March 31, 2013 and 2012, the results of operations related to these facilities were included in discontinued operations. We expect to sell our ownership interest in the Worcester, Massachusetts facility later this year.
Effective April 8, 2013, we sold our interest in the surgical facility located in Havertown, Pennsylvania. We recorded net proceeds of $3.7 million on this transaction and anticipate recording a gain of approximately $1.4 million. Concurrent with the disposal, a new management service company was created to provide various management services to this surgical facility. We acquired a 48.0% non-consolidating ownership interest in the new management service company. Additionally, we entered into an agreement to manage the new management service company.

Information related to revenues and (loss) income from discontinued operations, net of taxes follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Revenues	$3,304	$7,524
Operating income (loss)	349	(490)
Loss (gain) on sale or disposal	1,054	(756)
Income tax provision	8	91
(Loss) income from discontinued operations, net of taxes	(713)	175
Effective January 29, 2013, we sold our ownership interest in a surgical facility located in Novi, Michigan for proceeds of approximately $310,000 and recognized a gain of $299,000. We previously recorded impairment of $2.9 million related to this investment during the year ended December 31, 2011. This investment was previously accounted for as an equity method investment.
Results of Operations
The following table summarizes certain statements of operations items for the three months ended March 31, 2013 and 2012. The table also shows the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$132,598	100.0%	$116,307	100.0%
Cost of revenues	98,688	74.4%	81,086	69.7%
General and administrative expense	5,840	4.4%	8,001	6.9%
Depreciation and amortization	6,006	4.6%	5,173	4.5%
Provision for doubtful accounts	2,793	2.1%	2,012	1.7%
Income on equity investments	(881)	(0.7)%	(464)	(0.4)%
(Gain) loss on disposal and impairment of long-lived assets, net	(492)	(0.4)%	54	—%
Litigation settlements, net	(163)	(0.1)%	(17)	—%
Total operating expenses	111,791	84.3%	95,845	82.4%
Operating income	20,807	15.7%	20,462	17.6%
Interest expense, net	(14,752)	(11.1)%	(14,324)	(12.3)%
Income before income taxes and discontinued operations	6,055	4.6%	6,138	5.3%
Provision for income taxes	1,145	0.9%	1,277	1.1%
Income from continuing operations	4,910	3.7%	4,861	4.2%
(Loss) income from discontinued operations, net of taxes	(713)	(0.5)%	175	0.1%
Net income	4,197	3.2%	5,036	4.3%
Less: Net income attributable to noncontrolling interests	(8,243)	(6.3)%	(9,977)	(8.5)%
Net loss attributable to Symbion, Inc.	$(4,046)	(3.1)%	$(4,941)	(4.2)%
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Overview. During the three months ended March 31, 2013, our revenues increased 14.0% to $132.6 million from $116.3 million for the three months ended March 31, 2012. We incurred a net loss attributable to Symbion, Inc. for the 2013 period of $4.0 million, compared to a net loss of $4.9 million for the 2012 period.
Our financial results for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 reflect the addition of three surgical facilities that we consolidate for financial reporting purposes. Effective January 1, 2013, we exercised our contractual right to hold a majority of the Governor seats on the Governing Board of our surgical hospital located in Great Falls, Montana. As we now control the majority of the Governor seats on the Governing Board, we consolidate this facility for financial reporting purposes. This facility was previously accounted for using the equity method for financial reporting purposes.

Revenues. Revenues for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	Dollar Variance	Percent Variance

Patient service revenues	$131,403	$114,637	$16,766	14.6%
Other service revenues	1,195	1,670	(475)	(28.4)%
Total revenues	$132,598	$116,307	$16,291	14.0%
Patient service revenues increased 14.6% to $131.4 million for the three months ended March 31, 2013 compared to $114.6 million for the three months ended March 31, 2012. This increase is primarily attributable to surgical facilities acquired since January 1, 2012, partially offset by a decrease in revenues at same store consolidated facilities.
Cost of Revenues. Cost of revenues for the three months ended March 31, 2013 was $98.7 million compared to $81.1 million for the three months ended March 31, 2012 primarily due to the surgical facilities acquired since January 1, 2012. As a percentage of revenues, cost of revenues increased to 74.4% for the 2013 period compared to 69.7% for the 2012 period. This increase is primarily attributable to a 4.7% decrease in cases at our consolidated facilities. The decrease was primarily due to having two less business days during the 2013 period. This, along with volatility in case volume during the quarter, impacted our ability to adjust certain variable costs such as staffing at our facilities in proportion to the lower case volume. We also experienced higher supply costs at our surgical hospitals due to an increase in higher acuity cases performed at these facilities.
General and Administrative Expense. General and administrative expense decreased to $5.8 million for the three months ended March 31, 2013 compared to $8.0 million for the three months ended March 31, 2012. The 2012 period included the stock modification charge previously mentioned. Excluding the $1.6 million impact to general and administrative expenses as a result of the stock modification charge, general and administrative expense for the 2012 period was $6.4 million. As a percentage of revenues after excluding the stock modification charge, general and administrative expense was 4.4% for the 2013 period compared to 5.5% for the 2012 period due to our leveraging of corporate overhead costs.
Depreciation and Amortization. Depreciation and amortization expense increased to $6.0 million for the three months ended March 31, 2013 compared to $5.2 million for the three months ended March 31, 2012. As a percentage of revenues, depreciation and amortization expense was 4.6% for the 2013 period compared to 4.5% for the 2012 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $2.8 million for the 2013 period compared to $2.0 million for the 2012 period. As a percentage of revenues, the provision for doubtful accounts increased to 2.1% for the 2013 period from 1.7% for the 2012 period. The increase in revenues from our surgical hospitals has driven an incremental increase in our provision for doubtful accounts.
Operating Income. Our operating income was $20.8 million for the three months ended March 31, 2013 compared to $20.5 million for the three months ended March 31, 2012. Excluding the stock modification charge in the 2012 period, operating income was $22.1 million. The decrease in operating income, excluding the stock modification charge, is primarily attributable to a decrease in cases of 4.7% at our consolidated facilities. We experienced volatility within the quarter which impacted our ability to adjust certain variable costs such as staffing at our facilities in proportion to the lower case volume and also experienced higher supply costs at our surgical hospitals due to an increase in higher acuity cases performed at these facilities.
Provision for Income Taxes.  The provision for income taxes decreased to $1.1 million for the three months ended March 31, 2013 compared to $1.3 million for the three months ended March 31, 2012. Tax expense in both periods is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments.
Net Income Attributable to Noncontrolling Interest. Income attributable to noncontrolling interests decreased to $8.2 million for the three months ended March 31, 2013 compared to $10.0 million for the three months ended March 31, 2012. This decrease is primarily due to a decrease in our operating income at our consolidated facilities.
Liquidity and Capital Resources
Operating Activities
During the three months ended March 31, 2013, we generated operating cash flow from continuing operations of $17.3 million compared to $15.9 million for the three months ended March 31, 2012. This increase is primarily attributable to surgical facilities acquired since January 1, 2012. At March 31, 2013, we had working capital of $76.9 million compared to $67.1 million at December 31, 2012. This increase is primarily due to the release of restricted cash of $5.0 million associated with our Idaho Falls, Idaho facility refinancing and surgical facilities acquired since January 1, 2012.

Investing Activities
Net cash used in investing activities from continuing operations during the three months ended March 31, 2013 was $3.1 million. We paid $3.7 million related to purchases of property and equipment which was funded with cash from continuing operations.
Net cash used in investing activities from continuing operations during the three months ended March 31, 2012 was $5.3 million which included $3.0 million of payments for acquisitions, net of cash acquired of $138,000. We paid $1.8 million related to purchases of property and equipment which was funded with cash from continuing operation. Included in cash provided by investing activities from discontinued operations is $2.0 million of proceeds, net of noncontrolling interest resulting from the disposal of our facility located in Fort Worth, Texas.
Financing Activities
Net cash used in financing activities from continuing operations during the three months ended March 31, 2013 was $11.1 million. We distributed $6.6 million in cash to noncontrolling interest partners during the period. During the first quarter of 2013, we refinanced the debt at our Idaho Falls, Idaho facility. This refinancing transaction resulted in $6.1 million of borrowings from the new lender, $7.5 million of repayments to the previous lenders and $488,000 of debt issuance cost payments. We made scheduled repayments on our long-term debt during the 2013 period of $4.1 million.
Net cash used in financing activities from continuing operations during the three months ended March 31, 2012 was $9.5 million. We distributed $7.7 million in cash to noncontrolling interest partners during the period. We also made scheduled principal payments on our long-term debt totaling $2.6 million.
Long-Term Debt
A summary of long-term debt follows (in thousands):

	March 31, 2013	December 31, 2012

Credit Facility	$—	$—
Senior Secured Notes, net of debt issuance discount of $3,622 and $3,868, respectively	337,378	337,132
PIK Exchangeable Notes	109,688	109,688
Toggle Notes	94,724	94,724
Notes payable and secured loans	26,169	28,168
Capital lease obligations	4,897	3,864
Total debt	572,856	573,576
Less: Current maturities	(31,783)	(39,462)
Total long-term debt	$541,073	$534,114
Credit Facility
Our Credit Facility matures on December 15, 2015. As of March 31, 2013, we had a letter of credit outstanding for $465,000 and $49.5 million of availability under the Credit Facility.
The Credit Facility contains financial covenants requiring the us not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change. At March 31, 2013, we were in compliance with all material covenants contained in the Credit Facility.
Senior Secured Notes
The Senior Secured Notes mature on June 15, 2016. The Senior Secured Notes were issued at a 1.51% discount and interest accrues at the rate of 8.00% per annum, payable on June 15 and December 15 of each year. We may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. In 2013, we may redeem up to 10% of the original aggregate principal amount of the Senior Secured Notes at a price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest. We may also redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with proceeds of certain equity offerings at any time prior to June 15, 2014. At March 31, 2013, we had not redeemed any of the Senior Secured Notes.
At March 31, 2013, we were in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.
PIK Exchangeable Notes
The PIK Exchangeable Notes mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on June 15 and December 15 of each year. We pay interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. We record this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, we reclassify the accrued interest to long-term debt. We had accrued interest of $2.6 million on the PIK Exchangeable Notes as of March 31, 2013, which is included in accrued expenses on the consolidated balance sheet.
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
At March 31, 2013, we were in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.
Toggle Notes
The Toggle Notes mature on August 23, 2015.  Beginning with the February 2012 interest payment, all interest under the Toggle Notes is required to be paid in cash. We had accrued interest of $1.1 million on the Toggle Notes as of March 31, 2013, which is included in accrued expenses on the consolidated balance sheet.
The indenture governing the Toggle Notes includes a mandatory redemption provision. Under this provision, if the Toggle Notes would otherwise constitute applicable high yield discount obligations within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended, we are required to redeem, for cash, a portion of the Toggle Notes then outstanding, equal to the mandatory principal redemption amount. Under the mandatory redemption provisions of the Toggle Notes, $21.2 million of the principal balance outstanding is due and payable on August 23, 2013.
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At March 31, 2013, we were in compliance with all material covenants contained in the indenture governing the Toggle Notes.
Notes Payable to Banks
During the three months ended March 31, 2013, we refinanced the debt of our Idaho Falls, Idaho facility. This refinancing transaction resulted in $6.1 million of borrowings from the new lender, $7.5 million of repayments to the previous lenders and $488,000 of debt issuance cost payments.
Inflation
Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, which requires additional disclosures on the effect of significant reclassifications out of accumulated other comprehensive income. The ASU requires a company that reports other comprehensive income to present (either on the face of the statement where net income is presented or in the notes to the financial statements) the effects on the line items of net income the significant amounts reclassified out of accumulated other comprehensive income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, a company is required to cross-reference to other required disclosures that provide additional details about those amounts. This ASU is effective for fiscal years beginning after December 15, 2012, and was adopted by us on January 1, 2013. As it only requires additional disclosure, the adoption of this ASU had no impact on our consolidated financial position, results of operations or cash flows.
EBITDA and Consolidated Adjusted EBITDA
When we use the term “EBITDA,” we are referring to net income plus (a) income (loss) on discontinued operations, net of taxes, (b) income tax expense, (c) interest expense, net, (d) depreciation and amortization, (e) non-cash (gains) losses, including our loss from debt extinguishment, and (f) non-cash stock option compensation expense, and less (g) net income attributable to noncontrolling interests. Noncontrolling interest represents the interests of third parties, such as physicians and in some cases, healthcare systems, that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships, with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.
We use EBITDA as a measure of liquidity. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures. We use "Consolidated Adjusted EBITDA" to determine compliance with some of the covenants under the Credit Facility, as well as to determine the interest rate and commitment fee payable under our Credit Facility. When we use the term "Consolidated Adjusted EBITDA", we are referring to EBITDA, as defined above, adjusted for cash payments on our Idaho Falls, Idaho facility lease, intercompany notes and pro forma acquisition and other non-cash adjustments.
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
The following table reconciles EBITDA to net cash provided by operating activities - continuing operations (in thousands):

	Three Months Ended March 31,
	2013	2012

EBITDA	$18,180	$17,429
Depreciation and amortization	(6,006)	(5,173)
Non-cash (losses) gains	492	(54)
Non-cash stock option compensation expense	(102)	(1,717)
Interest expense, net	(14,752)	(14,324)
Provision for income taxes	(1,145)	(1,277)
Net income attributable to noncontrolling interests	8,243	9,977
Income (loss) on discontinued operations, net of taxes	(713)	175
Net income	4,197	5,036
Loss (income) from discontinued operations	713	(175)
Depreciation and amortization	6,006	5,173
Amortization of deferred financing costs and debt issuance discount	963	944
Non-cash payment-in-kind interest option	2,194	2,028
Non-cash stock option compensation expense	102	1,717
Non-cash (gains) and losses, net	(492)	54
Deferred income taxes	1,083	1,129
Equity in earnings of unconsolidated affiliates, net of distributions received	(69)	(139)
Provision for doubtful accounts	2,793	2,012
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(1,457)	(3,267)
Other assets and liabilities	1,256	1,346
Net cash provided by operating activities - continuing operations	$17,289	$15,858

Other Data:
Number of surgical facilities included in continuing operations, as of the end of period (1)	56	53
Number of consolidated surgical facilities included in continuing operations, as of the end of period	45	41

(1)	Includes surgical facilities that we manage but in which we have no ownership.

The following table reconciles Consolidated Adjusted EBITDA to EBITDA and EBITDA to net cash provided by operating activities—continuing operations:

Twelve Months Ended March 31, 2013
(in thousands)

Consolidated Adjusted EBITDA (1)	$77,916
Cash payment on Idaho Falls, Idaho facility lease (2)	5,474
Intercompany notes adjustment (3)	(6,041)
Pro forma acquisition and other non-cash adjustments (4)	(3,639)
EBITDA	73,710
Depreciation and amortization	(22,193)
Non-cash losses, net of noncontrolling interests	6,741
Non-cash stock option compensation expense	(441)
Interest expense, net	(58,069)
Provision for income taxes	(10,807)
Net income attributable to noncontrolling interests	36,824
Loss from discontinued operations, net of taxes	244
Net income	26,009
Income from discontinued operations	(244)
Depreciation and amortization	22,193
Amortization of deferred financing costs and debt issuance discount	3,817
Non-cash payment-in-kind interest option	8,471
Non-cash stock option compensation expense	441
Non-cash losses	(6,741)
Deferred income taxes	13,841
Equity in earnings of unconsolidated affiliates, net of distributions received	(1,861)
Provision for doubtful accounts	10,992
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(4,315)
Other assets and liabilities	(3,666)
Net cash provided by operating activities - continuing operations	$68,937

(1)	When we use the term Consolidated Adjusted EBITDA, we are referring to EBITDA as reported adjusted for covenant related items per our Credit Facility.

(2)	Represents the cash lease payment adjustment for our facility located in Idaho Falls, Idaho as contemplated by our Credit Facility.

(3)	Adjustments relating to outstanding balances on intercompany notes issued by our restricted subsidiaries as contemplated by our Credit Facility.

(4)	Includes the pro forma effect of acquisitions and other non-cash adjustments as contemplated by our Credit Facility.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders' prime rate. At March 31, 2013, $7.0 million of our long-term debt was subject to variable rates of interest. Additionally, future borrowings under our Credit Facility would subject us to LIBOR fluctuations. At March 31, 2013, the fair value of our total long-term debt, based on quoted market prices as of this date was approximately $591.0 million.
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
Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages, that may not be covered by insurance. In the opinion of management, we are not currently a party to any proceedings that would have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

No.	Description

3.1	Amended Certificate of Incorporation of Symbion, Inc. (a)
3.2	Amended and Restated Bylaws of Symbion, Inc. (a)
10	Assignment and Assumption Agreement of Lender under the Credit Agreement, dated as of February 11, 2013, by and between Jefferies Finance LLC and Wells Fargo Principal Lending, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (b)
101.SCH	XBRL Taxonomy Extension Schema Document (b)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (b)
101.DEF	XBRL Taxonomy Definition Linkbase Document (b)
101.LAB	XBRL Taxonomy Label Linkbase Document (b)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (b)

(a)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (Registration No. 333-153678)

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

SYMBION, INC.

By:	/s/ TERESA F. SPARKS Teresa F. Sparks Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 14, 2013

EXHIBIT INDEX

No.	Description

3.1	Amended Certificate of Incorporation of Symbion, Inc. (a)
3.2	Amended and Restated Bylaws of Symbion, Inc. (a)
10	Assignment and Assumption Agreement of Lender under the Credit Agreement, dated as of February 11, 2013, by and between Jefferies Finance LLC and Wells Fargo Principal Lending, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (b)
101.SCH	XBRL Taxonomy Extension Schema Document (b)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (b)
101.DEF	XBRL Taxonomy Definition Linkbase Document (b)
101.LAB	XBRL Taxonomy Label Linkbase Document (b)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (b)

(a)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (Registration No. 333-153678)

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