Form 10-Q
period 2013-06-30
SYMBION INC/TN
filed 2013-08-12
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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
As of August 12, 2013, there were 1,000 shares of the registrant’s common stock outstanding.

SYMBION, INC.
FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

SYMBION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$74,364	$74,368
Accounts receivable, less allowance for doubtful accounts of $14,397 and $11,621 at June 30, 2013 and December 31, 2012, respectively	76,783	72,133
Short-term investments	2,000	—
Inventories	16,616	14,564
Prepaid expenses and other current assets	10,888	10,059
Current assets of discontinued operations	671	1,971
Total current assets	181,322	173,095
Property and equipment, net	129,898	131,222
Intangible assets, net	23,426	24,551
Goodwill	653,831	656,058
Investments in and advances to affiliates	12,508	12,132
Restricted invested assets	177	5,169
Other long-term assets	13,446	14,045
Long-term assets of discontinued operations	—	931
Total assets	$1,014,608	$1,017,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,756	$22,859
Accrued payroll and benefits	12,265	12,869
Other current liabilities	30,419	29,163
Current maturities of long-term debt	30,479	39,508
Current liabilities of discontinued operations	103	1,620
Total current liabilities	91,022	106,019
Long-term debt, less current maturities	545,982	534,174
Long-term deferred tax liabilities	72,273	71,781
Other long-term liabilities	63,658	62,802
Long-term liabilities of discontinued operations	314	213

Noncontrolling interests—redeemable	32,800	33,686

Stockholders' equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Additional paid-in-capital	244,107	242,597
Retained deficit	(104,740)	(93,516)
Total Symbion, Inc. stockholders' equity	139,367	149,081
Noncontrolling interests—nonredeemable	69,192	59,447
Total equity	208,559	208,528
Total liabilities and stockholders' equity	$1,014,608	$1,017,203
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$136,169	$119,842	$270,307	$237,826
Operating expenses:
Salaries and benefits	38,698	32,163	76,861	63,642
Supplies	36,838	29,747	72,065	58,358
Professional and medical fees	10,896	8,061	21,393	16,883
Lease expense	6,987	5,910	14,037	11,571
Other operating expenses	9,220	7,938	18,309	15,806
Cost of revenues	102,639	83,819	202,665	166,260
General and administrative expenses	5,283	6,284	11,124	14,286
Depreciation and amortization	5,550	5,342	11,629	10,597
Provision for doubtful accounts	2,419	2,621	5,224	4,656
Income from equity investments	(1,039)	(1,214)	(1,920)	(1,678)
Loss (gain) on disposal or impairment of long-lived assets, net	7,673	(596)	7,179	(548)
Litigation settlements, net	(35)	(215)	(198)	(232)
Total operating expenses	122,490	96,041	235,703	193,341
Operating income	13,679	23,801	34,604	44,485
Interest expense, net	(14,642)	(14,343)	(29,396)	(28,668)
(Loss) income before income taxes and discontinued operations	(963)	9,458	5,208	15,817
(Benefit from) provision for income taxes	(506)	1,387	634	2,656
(Loss) income from continuing operations	(457)	8,071	4,574	13,161
Income (loss) from discontinued operations, net of taxes	2,018	(379)	1,205	(367)
Net income	1,561	7,692	5,779	12,794
Less: Net income attributable to noncontrolling interests	(8,739)	(10,553)	(17,003)	(20,596)
Net loss attributable to Symbion, Inc.	$(7,178)	$(2,861)	$(11,224)	$(7,802)
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$1,561	$7,692	$5,779	$12,794

Comprehensive income	1,561	7,692	$5,779	$12,794
Less: Comprehensive income attributable to noncontrolling interests	(8,739)	(10,553)	(17,003)	(20,596)
Comprehensive loss attributable to Symbion, Inc.	$(7,178)	$(2,861)	$(11,224)	$(7,802)
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Symbion, Inc. Common Stock		Additional Paid-in Capital	Retained Deficit	Noncontrolling Interests - Nonredeemable	Total
	Shares	Amount

Balance at December 31, 2011	1,000	$—	$239,934	$(81,806)	$45,333	$203,461
Net (loss) income				(7,802)	10,553	2,751
Stock-based compensation			1,767			1,767
Acquisition and disposal of shares of noncontrolling interests—nonredeemable, net			(438)		16,472	16,034
Distributions to noncontrolling interest—nonredeemable holders					(8,186)	(8,186)
Balance at June 30, 2012	1,000	$—	$241,263	$(89,608)	$64,172	$215,827

Balance at December 31, 2012	1,000	$—	$242,597	$(93,516)	$59,447	$208,528
Net (loss) income				(11,224)	9,095	(2,129)
Stock-based compensation			103			103
Acquisition and disposal of shares of noncontrolling interests—nonredeemable, net			1,407		8,345	9,752
Distributions to noncontrolling interest—nonredeemable holders					(7,695)	(7,695)
Balance at June 30, 2013	1,000	$—	$244,107	$(104,740)	$69,192	$208,559
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$5,779	$12,794
Adjustments to reconcile net income to net cash from operating activities:
(Income) loss from discontinued operations, net of taxes	(1,205)	367
Depreciation and amortization	11,629	10,597
Amortization of debt issuance costs and discounts	1,928	1,889
Payment-in-kind interest expense	4,403	4,057
Stock-based compensation	103	1,767
Loss (gain) on disposal or impairment of long-lived assets, net	7,179	(548)
Deferred income taxes	314	2,550
Income from equity investments, net of distributions received	(341)	(854)
Provision for doubtful accounts	5,224	4,656
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(6,468)	(2,550)
Other operating assets and liabilities	(6,495)	(1,865)
Net cash provided by operating activities - continuing operations	22,050	32,860
Net cash provided by operating activities - discontinued operations	304	1,265
Net cash provided by operating activities	22,354	34,125

Cash flows from investing activities:
Purchases of property and equipment, net	(8,469)	(4,827)
Proceeds from divestitures (payments for acquisitions), net of cash	2,901	(18,188)
Other investing activities	2,200	(51)
Net cash used in investing activities - continuing operations	(3,368)	(23,066)
Net cash provided by investing activities - discontinued operations	3,725	1,931
Net cash provided by (used in) investing activities	357	(21,135)

Cash flows from financing activities:
Principal payments on long-term debt	(13,578)	(4,174)
Borrowings of long-term debt	6,525	5,750
Payments of debt issuance costs	(488)	—
Change in restricted invested assets	792	—
Distributions to noncontrolling interest holders	(16,376)	(17,108)
Proceeds from (payments related to) ownership transactions of consolidated affiliates	558	(322)
Other financing activities	(23)	57
Net cash used in financing activities - continuing operations	(22,590)	(15,797)
Net cash used in financing activities - discontinued operations	(125)	(896)
Net cash used in financing activities	(22,715)	(16,693)
Net decrease in cash and cash equivalents	(4)	(3,703)
Cash and cash equivalents at beginning of period	74,368	62,496
Cash and cash equivalents at end of period	$74,364	$58,793
See notes to unaudited consolidated financial statements.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

1. Organization
Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and in some cases healthcare systems. As of June 30, 2013, the Company owned and operated 48 surgical facilities, including 42 ambulatory surgery centers ("ASCs") and six surgical hospitals. The Company also managed nine additional ambulatory surgery centers and one physician clinic in a market in which the Company operates an ASC and a surgical hospital. The Company owns a majority ownership interest in 29 of the 48 surgical facilities and consolidates 45 surgical facilities for financial reporting purposes. The Company reported none of the 48 surgical facilities as discontinued operations.
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
Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate's business. The physician limited partners and physician minority members of the entities that the Company controls are responsible for the supervision and delivery of medical services. The governance rights of limited partners and minority members are restricted to those that protect their financial interests. Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach of the partnership or operating agreement, gross negligence or bankruptcy. These protective rights do not preclude consolidation of the respective partnerships and limited liability companies. The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of Accounting Standards Codification Topic 810, Consolidation. The variable interest entities are surgical facilities located in the states of Florida and New York. With regard to the New York facility, the Company is the primary beneficiary due to the power to direct the activities of the facility and the level of variability within the management service agreement as well as the obligation and likelihood of absorbing the majority of expected gains and losses. Regarding the Florida facility, the Company has the power to direct the activities of the facility and has fully guaranteed the facility's debt obligations. The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected losses. The consolidated balance sheets of the Company at June 30, 2013 and December 31, 2012 include assets of $17.8 million and $17.7 million, respectively, and liabilities of $3.3 million and $3.7 million, respectively, related to the variable interest entities. All significant intercompany balances and transactions are eliminated in consolidation.
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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, short-term investments, restricted invested assets and accounts payable approximate their fair values.
The carrying amount and fair value of the Company's long term debt as of June 30, 2013 and December 31, 2012 follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012

Senior Secured Notes, net of debt issuance discount	$337,626	$337,132	$351,131	$348,088
PIK Exchangeable Notes	114,076	109,688	114,076	109,688
Toggle Notes	94,724	94,724	94,487	94,724
The fair values of the Senior Secured Notes and Toggle Notes were based on a Level 1 computation using quoted prices at June 30, 2013 and December 31, 2012, as applicable. The fair value of the PIK Exchangeable Notes was based on a Level 3 computation, using a Company-specific discounted cash flow analysis. The Company's long-term debt instruments are discussed further in Note 5.
The Company maintains a supplemental retirement savings plan (the "SERP"). The SERP provides supplemental retirement alternatives to eligible officers and key employees of the Company by allowing participants to defer portions of their compensation. As of June 30, 2013 and December 31, 2012, the fair value of the assets in the SERP was $1.5 million and $1.3 million, respectively, which was included in other long-term assets on the consolidated balance sheets. The Company had a liability of $1.5 million and $1.3 million for the SERP in other long-term liabilities as of June 30, 2013 and December 31, 2012, respectively.
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
Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Also, the Company had third-party settlements payable of $11.5 million and $10.9 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, $7.0 million and $7.0 million related to the settlements was recorded in other current liabilities, respectively, and $4.5 million and $3.9 million, respectively, was recorded in other long-term liabilities in the consolidated balance sheets. The Company does not require collateral for private pay patients.
The following table sets forth revenues by type of payor and the approximate percentage of total patient services revenues for the Company's consolidated surgical facilities for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%

Private insurance	$79,966	59%	$74,197	63%	$158,425	59%	$148,815	64%
Government	44,660	33%	34,623	29%	89,223	33%	65,992	28%
Self-pay	4,134	3%	3,598	3%	7,469	3%	6,993	3%
Other	6,159	5%	5,462	5%	12,745	5%	12,319	5%
Total patient services revenues	$134,919	100%	$117,880	100%	$267,862	100%	$234,119	100%
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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

Changes in the allowance for doubtful accounts receivable for the six months ended June 30, 2013 follows (in thousands):

Balance at December 31, 2012	$11,621
Provision for doubtful accounts	5,224
Accounts written off, net of recoveries	(2,448)
Balance at June 30, 2013	$14,397
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
Compliance with the meaningful use requirements has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing the Company's EHR solutions along with costs associated with the hardware and software components of the project. The Company currently estimates that total costs incurred to comply will be recovered through the total EHR incentive payments over the projected lifecycle of this initiative. The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of the Company's cash receipts or recognition of the EHR incentives as other income. During the three and six months ended June 30, 2013, the Company spent $1.1 million and $3.0 million, respectively, related to hardware, software and implementation costs, of which $938,000 and $2.5 million was capitalized. The Company spent $39,000 and $67,000, which were expensed during the three and six months ended June 30, 2012, respectively. The Company expects to receive incentive payments and recognize corresponding revenue upon the completion of the EHR meaningful use requirements.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Short-Term Investments
Short-term investments consist of certificates of deposit with maturities of 12 months or less. Short-term investments held at June 30, 2013 were previously classified as restricted invested assets at December 31, 2012. In March 2013, the Company reclassified a total of $4.2 million from restricted invested assets to short-term investments, as discussed further below, and had maturities of $2.2 million during the three months ended June 30, 2013 related to these investments. The remaining certificates of deposit held at June 30, 2013 were $2.0 million in short-term investments on the consolidated balance sheet.
Restricted Invested Assets
The Company is required to maintain $10.0 million in letters of credit as a requirement of the lease agreement related to its Idaho Falls, Idaho facility.  At December 31, 2012, these letters of credit were secured by restricted cash of $5.0 million, in the form of certificates of deposit. In March 2013, the Company refinanced its debt at the Idaho Falls, Idaho facility with a new lender. As a result of this refinancing, the Company is no longer required to maintain this restricted cash balance. In March 2013, the Company reclassified $4.2 million from restricted invested assets to short-term investments and the remaining $800,000 was reclassified to cash. The amount reclassified to cash was due to the maturity of $800,000 of the certificates of deposit in March 2013. There were no borrowings against the letters of credit as of June 30, 2013 and December 31, 2012. The remaining restricted cash balance of $177,000 at June 30, 2013 is related to a requirement under the operating lease agreement at the Company's Chesterfield, Missouri facility.
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets follows (in thousands):

	June 30, 2013	December 31, 2012

Prepaid expenses	$4,242	$5,833
Other current assets	6,646	4,226
Total	$10,888	$10,059
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
A summary of property and equipment follows (in thousands):

	June 30, 2013	December 31, 2012

Land	$5,713	$5,713
Buildings and improvements	104,800	104,069
Furniture and equipment	93,340	88,960
Computer and software	10,650	6,710
Construction in progress	614	4,997
Property and equipment, at cost	215,117	210,449
Less: Accumulated depreciation	(85,219)	(79,227)
Property and equipment, net	$129,898	$131,222
The Company is liable to various vendors for several equipment leases. The carrying value of the leased assets was $4.8 million and $5.3 million as of June 30, 2013 and December 31, 2012, respectively.
Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2013 follows (in thousands):

Balance at December 31, 2012	$656,058
Purchase price adjustments	146
Divestitures	(2,373)
Balance at June 30, 2013	$653,831
At June 30, 2013 and December 31, 2012, the Company had other intangible assets of $18.1 million related to the certificates of need for certain of its facilities. These indefinite-lived assets are not amortized, but are assessed for possible impairment under the Company's impairment policy. The Company also has intangible assets related to various non-compete agreements and a management rights agreement, which are amortized over the service life of the agreements.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

Changes in the carrying amounts of other intangible assets for the six months ended June 30, 2013 follows (in thousands):

	Physician Guarantees	Management Rights	Non-Compete Agreements	Certificates of Need	Total Intangible Assets

Balance at December 31, 2012	$819	$2,083	$3,509	$18,140	$24,551
Additions	94	—	—	—	94
Recruitment expense	(295)	—	—	—	(295)
Amortization	—	(77)	(847)	—	(924)
Balance at June 30, 2013	$618	$2,006	$2,662	$18,140	$23,426
Other Current Liabilities
A summary of other current liabilities follows (in thousands):

	June 30, 2013	December 31, 2012

Interest payable	$5,254	$5,265
Current taxes payable	2,389	2,238
Insurance liabilities	3,163	3,233
Third-party settlements	6,987	6,987
Accounts receivable credit balances	3,760	3,498
Other accrued expenses	8,866	7,942
Total	$30,419	$29,163
Other Long-Term Liabilities
A summary of other long-term liabilities follows (in thousands):

	June 30, 2013	December 31, 2012

Facility lease obligation	$48,237	$48,352
Third-party settlements	4,539	3,914
Medical malpractice liability	3,765	3,765
Deferred rent	3,248	4,371
Other liabilities	3,869	2,400
Total	$63,658	$62,802
Total other long-term liabilities includes a facility lease obligation which was assumed in connection with the Company's acquisition of the surgical hospital located in Idaho Falls, Idaho. This obligation is payable to the hospital facility lessor for the land, building and improvements. The current portion of the lease obligation was $209,000 and $117,000 at June 30, 2013 and December 31, 2012, respectively, and was included in other current liabilities in the consolidated balance sheets. The total lease obligation was $48.4 million and $48.5 million at June 30, 2013 and December 31, 2012, respectively.
Noncontrolling Interests — Nonredeemable
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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

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
A summary of activity of the noncontrolling interests—redeemable follows (in thousands):

Noncontrolling Interests—Redeemable

Balance at December 31, 2011	$34,134
Net income attributable to noncontrolling interests—redeemable	10,043
Acquisitions and disposal of shares of noncontrolling interests—redeemable	(434)
Distributions to noncontrolling interests —redeemable holders	(8,922)
Balance at June 30, 2012	$34,821

Balance at December 31, 2012	$33,686
Net income attributable to noncontrolling interests—redeemable	7,908
Acquisitions and disposal of shares of noncontrolling interests—redeemable	(113)
Distributions to noncontrolling interests —redeemable holders	(8,681)
Balance at June 30, 2013	$32,800
Income Taxes
    During the three and six months ended June 30, 2013, the Company adjusted its reserve for uncertain tax positions by a $73,000 increase and a $5.5 million decrease, respectively, principally as a result of the Internal Revenue Service approval of accounting method changes received by the Company in February 2013.  The changes relate to the Company's net operating loss and related interest expense deductions.  Approximately $73,000 and $225,000 of the changes affected the effective tax rate during the three and six months ended June 30, 2013, respectively.  The reserve is included in long-term deferred tax liabilities in the consolidated balance sheets.  The total amount of accrued liabilities related to uncertain tax positions that would affect the Company's effective tax rate if recognized was $456,000 as of June 30, 2013 and $634,000 as of December 31, 2012.
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

4. Discontinued Operations and Divestitures
Effective February 28, 2013, the Company ceased operations at its surgical facility located in San Antonio, Texas. The Company recognized a loss of $1.0 million on the disposal. For the three and six months ended June 30, 2013 and 2012, the results of operations related to this facility were included in discontinued operations.
Effective April 8, 2013, the Company sold its interest in the surgical facility located in Havertown, Pennsylvania. The Company recorded net proceeds of $3.2 million on this transaction and recognized a gain of $938,000. For the three and six months ended June 30, 2013 and

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

2012, the results of operations related to this facility were included in discontinued operations. Concurrent with the sale, a new management service company was created to provide various management services to this surgical facility. The Company acquired a 48.0% non-consolidating ownership interest in the new management service company. Additionally, the Company entered into an agreement to manage the new management service company.
Effective June 30, 2013, the Company made the decision to no longer actively market for sale its surgical facility in Worcester, Massachusetts. This facility was previously classified as held for sale beginning in the first quarter 2013. The results of operations for this surgical facility have been reclassified from discontinued operations to continuing operations for all periods presented herein.
A summary of certain operating results impacting the statements of operations related to discontinued operations follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$128	$4,487	$1,893	$10,334
Operating income (loss)	40	(132)	154	(778)
(Gain) loss on sale or disposal	(1,478)	131	(563)	(625)
(Benefit from) provision for income taxes	(500)	116	(488)	214
Income (loss) from discontinued operations, net of taxes	2,018	(379)	1,205	(367)
Effective January 29, 2013, the Company sold its ownership interest in a surgical facility located in Novi, Michigan for proceeds of approximately $310,000 and recognized a gain of $269,000. The Company previously recorded impairment of $2.9 million related to this investment during the year ended December 31, 2011. This facility was accounted for as an equity method investment.
Effective June 30, 2013, the Company completed an asset sale related to its surgical hospital located in Austin, Texas. As part of the transaction, a new entity was formed to operate the surgical hospital. The new entity acquired the equipment and inventory as well as the rights to various licensing agreements, contracts and leases associated with the operations of the surgical hospital. As part of the transaction, the Company received proceeds of $2.7 million in cash and a 25.0% non-consolidating ownership interest in the new entity. The Company will continue to provide management services to the new entity. The Company recognized a loss of $7.7 million as a result of the sale.
5. Long-Term Debt
A summary of long-term debt follows (in thousands):

	June 30, 2013	December 31, 2012

Credit Facility	$—	$—
Senior Secured Notes, net of debt issuance discount of $3,374 and $3,868, respectively	337,626	337,132
PIK Exchangeable Notes	114,076	109,688
Toggle Notes	94,724	94,724
Notes payable and secured loans	25,263	28,247
Capital lease obligations	4,772	3,891
Total debt	576,461	573,682
Less: Current maturities	(30,479)	(39,508)
Total long-term debt	$545,982	$534,174
Credit Facility
The Company's senior secured super-priority revolving credit facility (the "Credit Facility”) matures on December 15, 2015. As of June 30, 2013, the Company had letters of credit outstanding of $1.5 million and availability of $48.5 million under the Credit Facility.
The Credit Facility contains financial covenants requiring the Company not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change. At June 30, 2013, the Company was in compliance with all material covenants contained in the Credit Facility.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

Senior Secured Notes
The Senior Secured Notes mature on June 15, 2016. The Senior Secured Notes were issued at a 1.51% discount and interest accrues at the rate of 8.00% per annum, payable on June 15 and December 15 of each year. The Company may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. In 2013, the Company may redeem up to 10% of the original aggregate principal amount of the Senior Secured Notes at a price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest. The Company may also redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with proceeds of certain equity offerings at any time prior to June 15, 2014. At June 30, 2013, the Company had not redeemed any of its Senior Secured Notes.
At June 30, 2013, the Company was in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.
PIK Exchangeable Notes
The PIK Exchangeable Notes mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on June 15 and December 15 of each year. The Company pays interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. The Company records this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, the Company reclassifies the accrued interest to long-term debt. Due to the required payment-in-kind interest, the Company increased the principal amount of the PIK Exchangeable Notes by $4.4 million during the six months ended June 30, 2013. The Company had accrued interest of $400,000 on the PIK Exchangeable Notes as of June 30, 2013, which is included in other current liabilities on the consolidated balance sheet.
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
At June 30, 2013, the Company was in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.
Toggle Notes
The Toggle Notes mature on August 23, 2015.  Beginning with the February 2012 interest payment, all interest under the Company's Toggle Notes is required to be paid in cash. The Company had accrued interest of $3.7 million on the Toggle Notes as of June 30, 2013.
The indenture governing the Toggle Notes includes a mandatory redemption provision. Under this provision, if the Toggle Notes would otherwise constitute applicable high yield discount obligations, within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended, the Company is required to redeem, for cash, a portion of the Toggle Notes then outstanding, equal to the mandatory principal redemption amount. Under the mandatory redemption provisions of the Toggle Notes, $21.2 million of the principal balance outstanding is due and payable on August 23, 2013. The Company anticipates funding this obligation with cash from operations.
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit the Company's ability and the ability of the subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At June 30, 2013, the Company was in compliance with all material covenants contained in the indenture governing the Toggle Notes.
Notes Payable to Banks
In March 2013, the Company refinanced the debt of its Idaho Falls, Idaho facility. This refinancing transaction resulted in $6.1 million of borrowings from a new lender, $7.5 million of repayments to the previous lenders and $488,000 of debt issuance cost payments.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

6. Commitments and Contingencies
Lease and Debt Guaranty on Non-consolidated Entities
The Company has guaranteed $1.1 million of operating lease payments of certain non-consolidating surgical facilities. These operating leases typically have ten-year terms, with optional renewal periods. At December 31, 2012, the Company guaranteed debt at its surgical facility located in Novi, Michigan. In January 2013, the Company sold its ownership interest in this facility.
Professional, General and Workers' Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. To cover these claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through third party commercial insurance carriers in amounts that management believes is sufficient for the Company's operations, although, potentially, some claims may exceed the scope of coverage in effect. The professional and general insurance coverage is on a claims-made basis. The workers compensation insurance is on an occurrence basis. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that would have a material adverse effect on the Company's business, financial condition or results of operations. The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers compensation claims which relate to (i) deductibles on claims made during the policy period, and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Based on historical results and data currently available, management does not believe a change in one or more of the underlying assumptions will have a material impact on the Company's consolidated financial position or results of operations. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the consolidated balance sheets. Expected insurance recoveries are presented separately.  Gross reserves of $5.0 million and $5.2 million at June 30, 2013 and December 31, 2012, respectively, are included in other current liabilities and other long-term liabilities on the consolidated balance sheets.  Expected insurance recoveries of $1.5 million and $1.5 million at June 30, 2013 and December 31, 2012, respectively, are included in other long-term assets on the consolidated balance sheets.
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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

7. Related Party Transactions
On August 23, 2007, the Company entered into a ten-year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, as of June 30, 2013, had an asset of $145,000 that is included in prepaid expenses and other current assets on the consolidated balance sheet.
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
The PIK Exchangeable Notes mature on June 15, 2017, subject to certain redemption provisions.  The Company pays interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. As of June 30, 2013, the Company had $114.1 million aggregate principal amount of PIK Exchangeable Notes outstanding and had accrued interest of $400,000 on the PIK Exchangeable Notes which is included in other current liabilities on the consolidated balance sheet. See Note 5 for further discussion of the PIK Exchangeable Notes.

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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

Condensed Consolidating Balance Sheet as of June 30, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$5,018	$29,679	$39,667	$—	$74,364
Accounts receivable, net	—	—	76,783	—	76,783
Short-term investments	—	—	2,000	—	2,000
Inventories	—	—	16,616	—	16,616
Prepaid expenses and other current assets	1,544	720	8,624	—	10,888
Due from related parties	2,356	26,244	—	(28,600)	—
Current assets of discontinued operations	—	—	671	—	671
Total current assets	8,918	56,643	144,361	(28,600)	181,322
Property and equipment, net	1,437	2,100	126,361	—	129,898
Intangible assets, net	2,006	—	21,420	—	23,426
Goodwill	653,831	—	—	—	653,831
Investments in and advances to affiliates	93,300	35,105	500	(116,397)	12,508
Restricted invested assets	—	—	177	—	177
Other long-term assets	10,447	—	2,999	—	13,446
Total assets	$769,939	$93,848	$295,818	$(144,997)	$1,014,608

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10	$—	$17,746	$—	$17,756
Accrued payroll and benefits	1,175	—	11,090	—	12,265
Due to related parties	—	—	28,600	(28,600)	—
Other current liabilities	8,660	548	21,211	—	30,419
Current maturities of long-term debt	21,343	—	9,136	—	30,479
Current liabilities of discontinued operations	—	—	103	—	103
Total current liabilities	31,188	548	87,886	(28,600)	91,022
Long-term debt, less current maturities	525,083	—	20,899	—	545,982
Long-term deferred tax liabilities	72,273	—	—	—	72,273
Other long-term liabilities	2,028	—	61,630	—	63,658
Long-term liabilities of discontinued operations	—	—	314	—	314
Noncontrolling interests—redeemable	—	—	32,800	—	32,800
Total Symbion, Inc. stockholders' equity	139,367	93,300	23,097	(116,397)	139,367
Noncontrolling interests—nonredeemable	—	—	69,192	—	69,192
Total equity	139,367	93,300	92,289	(116,397)	208,559
Total liabilities and stockholders' equity	$769,939	$93,848	$295,818	$(144,997)	$1,014,608

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2012
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$8,505	$26,174	$39,689	$—	$74,368
Accounts receivable, net	—	—	72,133	—	72,133
Inventories	—	167	14,397	—	14,564
Prepaid expenses and other current assets	1,794	3	8,262	—	10,059
Due from related parties	1,878	44,895	—	(46,773)	—
Current assets of discontinued operations	—	—	1,971	—	1,971
Total current assets	12,177	71,239	136,452	(46,773)	173,095
Property and equipment, net	918	2,100	128,204	—	131,222
Intangible assets, net	2,083	—	22,468	—	24,551
Goodwill	656,058	—	—	—	656,058
Investments in and advances to affiliates	91,614	18,344	423	(98,249)	12,132
Restricted invested assets	—	—	5,169	—	5,169
Other long-term assets	12,847	—	1,198	—	14,045
Long-term assets of discontinued operations	—	—	931	—	931
Total assets	$775,697	$91,683	$294,845	$(145,022)	$1,017,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$161	$2	$22,696	$—	$22,859
Accrued payroll and benefits	1,429	62	11,378	—	12,869
Due to related parties	—	—	46,773	(46,773)	—
Other current liabilities	9,063	5	20,095	—	29,163
Current maturities of long-term debt	21,232	—	18,276	—	39,508
Current liabilities of discontinued operations	—	—	1,620	—	1,620
Total current liabilities	31,885	69	120,838	(46,773)	106,019
Long-term debt, less current maturities	520,316	—	13,858	—	534,174
Long-term deferred tax liabilities	71,781	—	—	—	71,781
Other long-term liabilities	2,634	—	60,168	—	62,802
Long-term liabilities of discontinued operations	—	—	213	—	213
Noncontrolling interests—redeemable	—	—	33,686	—	33,686
Total Symbion, Inc. stockholders' equity	149,081	91,614	6,635	(98,249)	149,081
Noncontrolling interests—nonredeemable	—	—	59,447	—	59,447
Total equity	149,081	91,614	66,082	(98,249)	208,528
Total liabilities and stockholders' equity	$775,697	$91,683	$294,845	$(145,022)	$1,017,203

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Revenues	$5,233	$—	$135,117	$(4,181)	$136,169
Operating expenses:
Salaries and benefits	—	—	38,698	—	38,698
Supplies	—	—	36,838	—	36,838
Professional and medical fees	—	—	10,896	—	10,896
Lease expense	—	—	6,987	—	6,987
Other operating expenses	—	—	9,220	—	9,220
Cost of revenues	—	—	102,639	—	102,639
General and administrative expenses	5,283	—	—	—	5,283
Depreciation and amortization	167	—	5,383	—	5,550
Provision for doubtful accounts	—	—	2,419	—	2,419
Income from equity investments	—	(986)	(53)	—	(1,039)
(Gain) loss on disposal or impairment of long-lived assets, net	(1,000)	21,248	(12,575)	—	7,673
Management fees	—	—	4,181	(4,181)	—
Equity in earnings of affiliates	(4,177)	(23,785)	—	27,962	—
Litigation settlements, net	—	—	(35)	—	(35)
Total operating expenses	273	(3,523)	101,959	23,781	122,490
Operating income	4,960	3,523	33,158	(27,962)	13,679
Interest (expense) income, net	(12,945)	654	(2,351)	—	(14,642)
(Loss) income before income taxes and discontinued operations	(7,985)	4,177	30,807	(27,962)	(963)
(Benefit from) provision for income taxes	(807)	—	301	—	(506)
(Loss) income from continuing operations	(7,178)	4,177	30,506	(27,962)	(457)
Income from discontinued operations, net of taxes	—	—	2,018	—	2,018
Net (loss) income	(7,178)	4,177	32,524	(27,962)	1,561
Less: Net income attributable to noncontrolling interests	—	—	(8,739)	—	(8,739)
Net (loss) income attributable to Symbion, Inc.	$(7,178)	$4,177	$23,785	$(27,962)	$(7,178)

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2012
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors		Eliminations		Total Consolidated

Revenues	$5,218	*	$427		$118,079	*	$(3,882)		$119,842
Operating expenses:
Salaries and benefits	—		305		31,858		—		32,163
Supplies	—		7		29,740		—		29,747
Professional and medical fees	—		—		8,061		—		8,061
Lease expense	—		30		5,880		—		5,910
Other operating expenses	—		18		7,920		—		7,938
Cost of revenues	—		360		83,459		—		83,819
General and administrative expenses	6,284		—		—		—		6,284
Depreciation and amortization	158		—		5,184		—		5,342
Provision for doubtful accounts	—		(106)		2,727		—		2,621
Income from equity investments	—		(1,214)		—		—		(1,214)
(Gain) loss on disposal or impairment of long-lived assets, net	(504)		(171)		79		—		(596)
Management fees	—		—		3,882		(3,882)		—
Equity in earnings of affiliates	(12,670)	*	(10,412)	*	—		23,082	*	—
Litigation settlements, net	(28)		—		(187)		—		(215)
Total operating expenses	(6,760)		(11,543)		95,144		19,200		96,041
Operating income	11,978		11,970		22,935		(23,082)		23,801
Interest (expense) income, net	(13,398)		700		(1,645)		—		(14,343)
(Loss) Income before income taxes and discontinued operations	(1,420)		12,670		21,290		(23,082)		9,458
Provision for (benefit from) income taxes	1,441		—		(54)		—		1,387
(Loss) income from continuing operations	(2,861)		12,670		21,344		(23,082)		8,071
Loss from discontinued operations, net of taxes	—		—		(379)		—		(379)
Net (loss) income	(2,861)	*	12,670	*	20,965	*	(23,082)		7,692
Less: Net income attributable to noncontrolling interests	—		—		(10,553)		—		(10,553)
Net income attributable to Symbion, Inc.	$(2,861)		$12,670		$10,412		$(23,082)		$(2,861)

*
Revenues of $3,882 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the three months ended June 30, 2012. This adjustment impacted equity in earnings of affiliates and net (loss) income on the condensed consolidating statement of operations and is deemed by the Company to be an immaterial correction of an error.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Revenues	$10,390	$—	$268,275	$(8,358)	$270,307
Operating expenses:
Salaries and benefits	—	—	76,861	—	76,861
Supplies	—	—	72,065	—	72,065
Professional and medical fees	—	—	21,393	—	21,393
Lease expense	—	—	14,037	—	14,037
Other operating expenses	—	—	18,309	—	18,309
Cost of revenues	—	—	202,665	—	202,665
General and administrative expense	11,124	—	—	—	11,124
Depreciation and amortization	282	—	11,347	—	11,629
Provision for doubtful accounts	—	—	5,224	—	5,224
Income from equity investments	—	(1,843)	(77)	—	(1,920)
(Gain) loss on disposal or impairment of long-lived assets, net	(1,000)	20,812	(12,633)	—	7,179
Management fees	—	—	8,358	(8,358)	—
Equity in earnings of affiliates	(14,709)	(32,345)	—	47,054	—
Litigation settlements, net	—	—	(198)	—	(198)
Total operating expenses	(4,303)	(13,376)	214,686	38,696	235,703
Operating income	14,693	13,376	53,589	(47,054)	34,604
Interest (expense) income, net	(25,930)	1,333	(4,799)	—	(29,396)
(Loss) income before income taxes and discontinued operations	(11,237)	14,709	48,790	(47,054)	5,208
(Benefit from) provision for income taxes	(13)	—	647	—	634
(Loss) income from continuing operations	(11,224)	14,709	48,143	(47,054)	4,574
Income from discontinued operations, net of taxes	—	—	1,205	—	1,205
Net (loss) income	(11,224)	14,709	49,348	(47,054)	5,779
Less: Net income attributable to noncontrolling interests	—	—	(17,003)	—	(17,003)
Net (loss) income attributable to Symbion, Inc.	$(11,224)	$14,709	$32,345	$(47,054)	$(11,224)

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2012
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors		Eliminations	Total Consolidated

Revenues	$10,356	*	$853		$234,436	*	$(7,819)	$237,826
Operating expenses:
Salaries and benefits	—		654		62,988		—	63,642
Supplies	—		15		58,343		—	58,358
Professional and medical fees	—		30		16,853		—	16,883
Lease expense	—		63		11,508		—	11,571
Other operating expenses	—		34		15,772		—	15,806
Cost of revenues	—		796		165,464		—	166,260
General and administrative expense	14,286		—		—		—	14,286
Depreciation and amortization	316		—		10,281		—	10,597
Provision for doubtful accounts	—		—		4,656		—	4,656
Income from equity investments	—		(1,678)		—		—	(1,678)
(Gain) loss on disposal and impairment of long-lived assets, net	(504)		(117)		73		—	(548)
Management fees	—		—		7,819		(7,819)	—
Equity in earnings of affiliates	(24,754)	*	(21,479)	*	—		46,233	—
Litigation settlements, net	(45)		—		(187)		—	(232)
Total operating expenses	(10,701)		(22,478)		188,106		38,414	193,341
Operating income	21,057		23,331		46,330		(46,233)	44,485
Interest (expense) income, net	(26,149)		1,423		(3,942)		—	(28,668)
(Loss) income before taxes and discontinued operations	(5,092)		24,754		42,388		(46,233)	15,817
Provision for (benefit from) income taxes	2,710		—		(54)		—	2,656
(Loss) income from continuing operations	(7,802)		24,754		42,442		(46,233)	13,161
Loss from discontinued operations, net of taxes	—		—		(367)		—	(367)
Net (loss) income	(7,802)	*	24,754	*	42,075	*	(46,233)	12,794
Less: Net income attributable to noncontrolling interests	—		—		(20,596)		—	(20,596)
Net (loss) income attributable to Symbion, Inc.	$(7,802)		$24,754		$21,479		$(46,233)	$(7,802)

*
Revenues of $7,819 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the six months ended June 30, 2012. This adjustment impacted equity in earnings of affiliates and net (loss) income on the condensed consolidating statement of operations and is deemed by the Company to be an immaterial correction of an error.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Net (loss) income	$(7,178)	$4,177	$32,524	$(27,962)	$1,561

Comprehensive (loss) income	$(7,178)	$4,177	$32,524	$(27,962)	$1,561
Less: Comprehensive income attributable to noncontrolling interests	—	—	(8,739)	—	(8,739)
Comprehensive (loss) income attributable to Symbion, Inc.	$(7,178)	$4,177	$23,785	$(27,962)	$(7,178)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2012
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors		Eliminations	Total Consolidated

Net (loss) income	$(2,861)	*	$12,670	*	$20,965	*	$(23,082)	$7,692

Comprehensive (loss) income	$(2,861)		$12,670		$20,965		$(23,082)	$7,692
Less: Comprehensive income attributable to noncontrolling interests	—		—		(10,553)		—	(10,553)
Comprehensive (loss) income attributable to Symbion, Inc.	$(2,861)		$12,670		$10,412		$(23,082)	$(2,861)

*
Revenues of $3,882 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the three months ended June 30, 2012 on the condensed consolidating statement of operations. This adjustment impacted net (loss) income on the condensed consolidating statement of comprehensive income and is deemed by the Company to be an immaterial correction of an error.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Net (loss) income	$(11,224)	$14,709	$49,348	$(47,054)	$5,779

Comprehensive (loss) income	$(11,224)	$14,709	$49,348	$(47,054)	$5,779
Less: Comprehensive income attributable to noncontrolling interests	—	—	(17,003)	—	(17,003)
Comprehensive (loss) income attributable to Symbion, Inc.	$(11,224)	$14,709	$32,345	$(47,054)	$(11,224)

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2012
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors		Eliminations	Total Consolidated

Net (loss) income	$(7,802)	*	$24,754	*	$42,075	*	$(46,233)	$12,794

Comprehensive (loss) income	$(7,802)		$24,754		$42,075		$(46,233)	$12,794
Less: Comprehensive income attributable to noncontrolling interests	—		—		(20,596)		—	(20,596)
Comprehensive (loss) income attributable to Symbion, Inc.	$(7,802)		$24,754		$21,479		$(46,233)	$(7,802)

*
Revenues of $7,819 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the six months ended June 30, 2012 on the condensed consolidating statement of operations. This adjustment impacted net (loss) income on the condensed consolidating statement of comprehensive income and is deemed by the Company to be an immaterial correction of an error.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Cash flows from operating activities:
Net (loss) income	$(11,224)	$14,709	$49,348	$(47,054)	$5,779
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—	—	(1,205)	—	(1,205)
Depreciation and amortization	282	—	11,347	—	11,629
Amortization of debt issuance costs and discounts	1,928	—	—	—	1,928
Payment-in-kind interest expense	4,403	—	—	—	4,403
Stock-based compensation	103	—	—	—	103
(Gain) loss on disposal or impairment of long-lived assets, net	(1,000)	20,812	(12,633)	—	7,179
Deferred income taxes	314	—	—	—	314
Equity in earnings of affiliates	(14,709)	(32,345)	—	47,054	—
Income from equity investments, net of distributions received	—	(341)	—	—	(341)
Provision for doubtful accounts	—	—	5,224	—	5,224
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	—	—	(6,468)	—	(6,468)
Other operating assets and liabilities	17,642	97	(24,234)	—	(6,495)
Net cash (used in) provided by operating activities - continuing operations	(2,261)	2,932	21,379	—	22,050
Net cash provided by operating activities - discontinued operations	—	—	304	—	304
Net cash (used in) provided by operating activities	(2,261)	2,932	21,683	—	22,354
Cash flows from investing activities:
Purchases of property and equipment, net	(1,226)	—	(7,243)	—	(8,469)
Proceeds from divestitures, net of cash	—	15	2,886	—	2,901
Other investing activities	—	—	2,200	—	2,200
Net cash used in (provided by) investing activities - continuing operations	(1,226)	15	(2,157)	—	(3,368)
Net cash provided by investing activities - discontinued operations	—	—	3,725	—	3,725
Net cash (used in) provided by investing activities	(1,226)	15	1,568	—	357
Cash flows from financing activities:
Principal payments on long-term debt	—	—	(13,578)	—	(13,578)
Borrowings of long-term debt	—	—	6,525	—	6,525
Payments of debt issuance costs	—	—	(488)	—	(488)
Change in restricted invested assets	—	—	792	—	792
Distributions to noncontrolling interest holders	—	—	(16,376)	—	(16,376)
Proceeds from ownership transactions of consolidated affiliates	—	558	—	—	558
Other financing activities	—	—	(23)	—	(23)
Net cash provided by (used in) financing activities - continuing operations	—	558	(23,148)	—	(22,590)
Net cash used in financing activities - discontinued operations	—	—	(125)	—	(125)
Net cash provided by (used in) financing activities	—	558	(23,273)	—	(22,715)
Net (decrease) increase in cash and cash equivalents	(3,487)	3,505	(22)	—	(4)
Cash and cash equivalents at beginning of period	8,505	26,174	39,689	—	74,368
Cash and cash equivalents at end of period	$5,018	$29,679	$39,667	$—	$74,364

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2012
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors	Eliminations	Total Consolidated

Cash flows from operating activities:
Net (loss) income	$(7,802)	*	$24,754	*	$42,075	$(46,233)	$12,794
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations	—		—		367	—	367
Depreciation and amortization	316		—		10,281	—	10,597
Amortization of debt issuance costs and discounts	1,889		—		—	—	1,889
Payment-in-kind interest expense	4,057		—		—	—	4,057
Stock-based compensation	1,767		—		—	—	1,767
(Gain) loss on disposal or impairment of long-lived assets, net	(504)		(117)		73	—	(548)
Deferred income taxes	2,550		—		—	—	2,550
Equity in earnings of affiliates	(24,754)	*	(21,479)	*	—	46,233	—
Income from equity investments, net of distributions received	—		(854)		—	—	(854)
Provision for doubtful accounts	—		—		4,656	—	4,656
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	—		—		(2,550)	—	(2,550)
Other operating assets and liabilities	22,097	*	5,242	*	(29,204)	—	(1,865)
Net cash (used in) provided by operating activities - continuing operations	(384)		7,546		25,698	—	32,860
Net cash provided by operating activities - discontinued operations	—		—		1,265	—	1,265
Net cash (used in) provided by operating activities	(384)		7,546		26,963	—	34,125
Cash flows from investing activities:
Purchases of property and equipment, net	(161)		—		(4,666)	—	(4,827)
Payments for acquisitions, net of cash	—		(18,188)		—	—	(18,188)
Other investing activities	—		—		(51)	—	(51)
Net cash used in investing activities - continuing operations	(161)		(18,188)		(4,717)	—	(23,066)
Net cash provided by investing activities - discontinued operations	—		—		1,931	—	1,931
Net cash used in investing activities	(161)		(18,188)		(2,786)	—	(21,135)
Cash flows from financing activities:
Principal payments on long-term debt	—		—		(4,174)	—	(4,174)
Borrowings of long-term debt	—		—		5,750	—	5,750
Distributions to noncontrolling interest holders	—		—		(17,108)	—	(17,108)
Payments related to ownership transactions of consolidated affiliates	—		(322)		—	—	(322)
Other financing activities	—		—		57	—	57
Net cash used in financing activities - continuing operations	—		(322)		(15,475)	—	(15,797)
Net cash used in financing activities - discontinued operations	—		—		(896)	—	(896)
Net cash used in financing activities	—		(322)		(16,371)	—	(16,693)
Net (decrease) increase in cash and cash equivalents	(545)		(10,964)		7,806	—	(3,703)
Cash and cash equivalents at beginning of period	5,509		27,617		29,370	—	62,496
Cash and cash equivalents at end of period	$4,964		$16,653		$37,176	$—	$58,793

*
Revenues of $7,819 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the six months ended June 30, 2012 on the condensed consolidating statement of operations. This adjustment impacted net (loss) income, equity in earnings of affiliates and changes in other operating assets and liabilities on the condensed consolidating statement of cash flows and is deemed by the Company to be an immaterial correction of an error.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

9. Subsequent Events
Effective July 1, 2013, the Company acquired a 58.7% ownership interest in a surgical facility located in Irvine, California, which included net assets of $2.5 million. The Company merged the operations of the acquired facility with an existing surgical facility in this market which is consolidated for financial reporting purposes. The purchase price of the acquisition was $1.3 million. The acquisition was financed with cash from operations.
Effective July 31, 2013, the Company acquired a 20.0% ownership interest in a surgical facility located in Jackson, Tennessee.  The purchase price of the acquisition was $1.3 million, which was paid in cash.  This investment will be accounted for as an equity method investment.  The Company entered into a management agreement with the facility in April 2012 and continues to manage the facility.

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
As of August 12, 2013, we owned and operated 49 surgical facilities, including 43 ASCs and six surgical hospitals.  We also managed eight additional ASCs.  We owned a majority interest in 29 of the 49 surgical facilities and consolidated 45 facilities for financial reporting purposes.  In addition to our surgical facilities, we also manage one physician clinic in a market in which we operate an ASC and a surgical hospital. We reported none of the 49 surgical facilities as discontinued operations.
We have benefited from both growth in overall outpatient surgery cases as well as the migration of surgical procedures from the hospital to the surgical facility setting.  Advancements in medical technology, such as lasers, arthroscopy and enhanced endoscopic techniques, have reduced the trauma of surgery and the amount of recovery time required by patients following a surgical procedure.  Improvements in anesthesia also have shortened the recovery time for many patients and have reduced post-operative side effects such as pain, nausea and drowsiness.  These medical advancements have enabled more patients to undergo surgery in a surgical facility setting.
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
Effective July 1, 2013, we acquired a 58.7% ownership interest in a surgical facility located in Irvine, California, which included net assets of $2.5 million. We merged the operations of the acquired facility with an existing surgical facility in this market which is consolidated for financial reporting purposes. The purchase price of the acquisition was $1.3 million. The acquisition was financed with cash from operations.
Effective July 31, 2013, we acquired a 20.0% ownership interest in a surgical facility located in Jackson, Tennessee.  The purchase price of the acquisition was $1.3 million, which was paid in cash.  This investment will be accounted for as an equity method investment.  We entered into a management agreement with the facility in April 2012 and continue to manage the facility.
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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Patient service revenues	99.0%	98.4%	99.1%	98.4%
Other service revenues	1.0%	1.6%	0.9%	1.6%
Total revenues	100.0%	100.0%	100.0%	100.0%

Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Private insurance	59.3%	62.9%	59.1%	63.6%
Government	33.1%	29.4%	33.3%	28.2%
Self-pay	3.1%	3.1%	2.8%	3.0%
Other	4.5%	4.6%	4.8%	5.2%
Total patient service revenues	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Cardiology	2.0%	—%	2.0%	—%
Ear, nose and throat	6.1%	6.2%	6.1%	6.2%
Gastrointestinal	28.3%	31.3%	28.1%	31.0%
General surgery	3.9%	3.5%	3.8%	3.6%
Obstetrics/gynecology	3.5%	3.1%	3.6%	3.0%
Ophthalmology	16.7%	16.3%	16.6%	16.1%
Orthopedic	15.2%	15.5%	15.7%	15.9%
Pain management	13.3%	13.9%	12.8%	13.8%
Plastic surgery	2.3%	2.4%	2.4%	2.4%
Other	8.7%	7.8%	8.9%	8.0%
Total	100%	100%	100%	100%

Case Growth
Same Store Information
We define same store facilities as those facilities that were operating throughout both the three and six months ended June 30, 2013 and 2012. The following same store facilities tables includes information about both consolidated surgical facilities included in continuing operations whose revenue is included in our revenue and non-consolidated surgical facilities that are not reported in our revenue, as we account for these surgical facilities using the equity method.  This same store facilities tables are presented to allow comparability to other companies in our industry for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Cases	57,454	59,161	111,066	117,963
Case growth	(2.9)%		(5.8)%
Net patient service revenue per case	$2,260	$2,153	$2,313	$2,154
Net patient service revenue per case growth	5.0%		7.4%
Number of same store surgical facilities	46		46
Consolidated Information
The following tables set forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated. Accordingly, the tables include surgical facilities that we have acquired or developed since January 1, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Cases	56,351	56,003	109,092	111,479
Case growth	0.6%		(2.1)%
Net patient service revenue per case	$2,389	$2,101	$2,450	$2,097
Net patient service revenue per case growth	13.7%		16.8%
Number of consolidated surgical facilities	51		51

Sources of Revenue and Recent Regulatory Developments
We are dependent upon private and government third-party sources of payment for the services we provide. The amounts that our surgical facilities receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid, and state and federal regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. The disclosure in this section is meant to supplement, and should be read in connection with, the disclosures set forth under the headings "Sources of Revenue" and "Governmental Regulation" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012, and the relevant portions of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.
Medicare Reimbursement-Ambulatory Surgery Centers
Payments under the Medicare program to ASCs are made under a system whereby the Secretary of the Department of Health and Human Services determines payment amounts prospectively for various categories of medical services performed in ASCs based upon the hospital outpatient prospective payment system ("OPPS"). On July 19, 2013, CMS published a proposed rule to update the Medicare program's payment policies and rates for ASCs for calendar year ("CY") 2014. Among other things, the proposed rule applies a 0.9% increase to the ASC payment rate for CY 2014 for ASCs that successfully report the quality measures for the ASC Quality Reporting (“ASCQR”) Program and a 1.1% decrease for ASCs that do not. The increase is based on a proposed consumer price index for all urban consumers (CPI-U) update of 1.4%, which is reduced by a multi-factor productivity adjustment of 0.5%. The proposed rule also adds four new quality measures to the ASCQR Program that ASCs will need to report in order to receive the full payment rate update for CY 2016 and subsequent years.

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
On August 2, 2013, CMS issued the IPPS final rule for federal fiscal year (“FFY”) 2014, which begins on October 1, 2013. Under the final rule, rates for inpatient stays in hospitals paid under the IPPS that successfully report certain quality data under the Hospital Inpatient Quality reporting (“IQR”) Program will be increased by 0.7%. Those hospitals that do not successfully report quality data under the IQR Program will receive a payment rate reduction of 1.3%.
Medicare Reimbursement-Hospital Outpatient Services
On July 19, 2013, CMS published its OPPS proposed rule for CY 2014. Among other things, the proposed rule provides for a payment rate increase of 1.8% percent for hospitals that meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting Program and a payment rate decrease of 0.2% for hospitals that do not. The proposed rate increase is based on a proposed hospital market basket increase of 2.5%, which is reduced by a multi-factor productivity adjustment of 0.4% and an additional 0.3% reduction required by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”).
Budget Control Act of 2011
On August 2, 2011, the Budget Control Act of 2011 (the “BCA”) was enacted. The BCA increased the nation's debt ceiling, while taking steps to reduce the federal deficit. The BCA requires $1.2 trillion in automatic across-the-board spending reductions for FFY 2013 through FFY 2021, split evenly between domestic and defense spending. While certain programs (including the Medicaid program) are protected from these automatic spending reductions, payments to Medicare providers may be subject to reductions of up to 2.0%. The BCA's automatic spending reductions were originally set to begin on January 2, 2013. However, the enactment of the American Taxpayer Relief Act of 2012 postponed the implementation of the automatic spending reductions required by the BCA until March 1, 2013. On March 1, 2013, President Barack Obama signed an order implementing the automatic spending reductions required by the BCA. If the BCA's automatic spending reductions become permanent, they could adversely affect our business, results of operations and/or financial condition.
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
Adoption of Electronic Health Records
The HITECH Act  includes provisions designed to increase the use of Electronic Health Records (“EHR”) by both physicians and hospitals. Beginning with FFY 2011 and extending through FFY 2016, eligible hospitals may receive reimbursement incentives based upon successfully demonstrating ”meaningful use” of its certified EHR technology. Beginning in FFY 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in reimbursements. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages. Stage 1 has been in effect since 2011 and on August 23, 2012, HHS released final requirements for Stage 2, which will take effect starting in 2014. We strive to comply with the EHR meaningful use requirements of the HITECH Act so as to qualify for incentive payments. Continued implementation of EHR and compliance with the HITECH Act will result in significant costs.  During the three and six months ended June 30, 2013, we spent $1.1 million and $3.0 million, respectively, related to hardware, software and implementation costs, of which $938,000 and $2.5 million was capitalized. We spent $39,000 and $67,000 of related costs, which were expensed during the three and six months ended June 30, 2012, respectively. We expect to receive incentive payments and recognize corresponding revenue upon the completion of the EHR meaningful use requirements.
Healthcare Reform
The Affordable Care Act has been subject to a number of challenges to its constitutionality. However, on June 28, 2012, the United States Supreme Court upheld most of the Affordable Care Act, including the “individual mandate” provision, which generally requires all individuals to purchase healthcare insurance or pay a penalty. The only provision of the Affordable Care Act that the Court struck down as unconstitutional was the provision that would have allowed the federal government to revoke all federal Medicaid funding to any state that did not expand its Medicaid program. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs, which would result in the Affordable Care Act not providing coverage to some low-income persons in those states. In addition, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act, and a number of provisions of the Affordable Care Act that were supposed to become effective in 2014, such as the provision that requires employers with 50 or more full-time employees or full-time equivalents to provide affordable health insurance to those employees, have been delayed until 2015. As a result, it is difficult to predict the impact the Affordable Care Act will have on our operations given the delay in implementing regulations and key provisions of the Act and the possible amendment or repeal of elements of the Affordable Care Act. However, depending on how the Affordable Care Act is ultimately interpreted, amended and implemented, it could have an adverse effect on our business, financial condition and results of operations.
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
Quality Improvement
Quality of care and value-based purchasing have become significant trends and competitive factors in the healthcare industry. In 2005, CMS began making public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. Since that time, CMS has on several occasions increased the number of quality measures hospitals are required to report in order to receive the full IPPS and OPPS market basket updates. In addition, in 2012, CMS implemented the ASCQR Program for ASCs, which requires ASCs to report certain quality measures for services that are provided on or after October 1, 2012, in order to receive the full reimbursement updates for CY 2014 and subsequent years.
If the public performance data becomes a primary factor in determining where patients choose to receive care, and if competing hospitals and ASCs have better results than our facilities on those measures, we would expect that our patient volumes could decline. In addition, if our hospitals have high hospital-acquired condition (HAC) rates or are unable to meet the required quality measures, the implementation of the value-based purchasing program and other quality measures potentially could have a negative effect on our revenues.
Value-Based Purchasing
There is a trend in the healthcare industry toward value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities.
The Affordable Care Act requires HHS to implement a Hospital Value-Based Purchasing Program. The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. Currently, Congress has not directed HHS to implement a value-based purchasing program for ASC services.
The FFY 2014 IPPS final rule updates the measures and financial incentives in the Hospital VBP. For FFY 2014, CMS is increasing the applicable percent reduction, the portion of Medicare payments available to fund the Hospital VBP's incentive payments, to 1.25%, which increases the total estimated amount available for VBP incentive payments. The FFY 2014 IPPS final rule also adds new measures to the VBP.
Hospital-Acquired Conditions Reduction Program
The promotion of quality of care has become a significant trend in the healthcare industry. In addition to setting the standards for payment for Medicare-covered inpatient services, the FFY 2014 IPPS final rule lays out a framework for implementation of the new Hospital-Acquired Conditions Reduction Program, which begins in 2015. Under this program, hospitals that rank in the lowest-performing quartile of hospital acquired conditions will be paid 99% of what they would otherwise be paid under the IPPS beginning in FFY 2015. To determine this quartile, CMS established quality measures and a scoring methodology as well as a process for hospitals to review and correct their data.
Operating Income Margin
Our operating income margin for the three months ended June 30, 2013 decreased to 10.0% from 19.9% for the three months ended June 30, 2012. During the 2013 period, we recorded a loss of $7.7 million related to the asset sale at our surgical hospital in Austin, Texas. Excluding the impact of non-recurring items from the results of both periods, our operating income margin for the 2013 period was 15.7% compared to 17.7% for the 2012 period.

The decrease in the 2013 period from the 2012 period is primarily attributable to our surgical hospital in Lubbock, Texas, which we acquired in June 2012. Consistent with hospital industry results, our inpatient discharges at the Lubbock surgical hospital for the 2013 period were weaker than expected. We experienced a 6.9% decrease in inpatient discharges during the quarter compared to the 2012 period. As this decrease was a recent trend for this facility, the benefits from our adjustments to the cost structure were not fully realized during the quarter. Additionally, we have made significant investments in this facility to implement new patient services lines which have yet to fully develop, and these investments put additional pressure on our operating margins.
Acquisitions and Developments
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
Effective July 1, 2013, we acquired a 58.7% ownership interest in a surgical facility located in Irvine, California, which included net assets of $2.5 million. We merged the operations of the acquired facility with an existing surgical facility in this market which is consolidated for financial reporting purposes. The purchase price of the acquisition was $1.3 million. The acquisition was financed with cash from operations.
Effective July 31, 2013, we acquired a 20.0% ownership interest in a surgical facility located in Jackson, Tennessee.  The purchase price of the acquisition was $1.3 million, which was paid in cash.  This investment will be accounted for as an equity method investment.  We entered into a management agreement with the facility in April 2012 and continue to manage the facility.
Discontinued Operations and Divestitures
Effective February 28, 2013, we ceased operations at our surgical facility located in San Antonio, Texas. We recognized a loss of $1.0 million on the disposal. For the three and six months ended June 30, 2013 and 2012, the results of operations related to this facility were included in discontinued operations.
Effective April 8, 2013, we sold our interest in the surgical facility located in Havertown, Pennsylvania. We recorded net proceeds of $3.2 million on this transaction and recognized a gain of $938,000. For the three and six months ended June 30, 2013 and 2012, the results of operations related to this facility were included in discontinued operations. Concurrent with the sale, a new management service company was created to provide various management services to this surgical facility. We acquired a 48.0% non-consolidating ownership interest in the new management service company. Additionally, we entered into an agreement to manage the new management service company.
Effective June 30, 2013, we made the decision to no longer actively market for sale its surgical facility in Worcester, Massachusetts. This facility was previously classified as held for sale beginning in the first quarter 2013. The results of operations for this surgical facility have been reclassified from discontinued operations to continuing operations for all periods presented herein.
A summary of certain operating results impacting the statements of operations related to discontinued operations follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$128	$4,487	$1,893	$10,334
Operating income (loss)	40	(132)	154	(778)
(Gain) loss on sale or disposal	(1,478)	131	(563)	(625)
(Benefit from) provision for income taxes	(500)	116	(488)	214
Income (loss) from discontinued operations, net of taxes	2,018	(379)	1,205	(367)
Effective January 29, 2013, we sold our ownership interest in a surgical facility located in Novi, Michigan for proceeds of approximately $310,000 and recognized a gain of $269,000. We previously recorded impairment of $2.9 million related to this investment during the year ended December 31, 2011. This investment was accounted for as an equity method investment.
Effective June 30, 2013, we completed an asset sale related to our surgical hospital located in Austin, Texas. As part of the transaction, a new entity was formed to operate the surgical hospital. The new entity acquired the equipment and inventory of the surgical hospital as well as the rights to various licensing agreements, contracts and leases associated with the operations of the surgical hospital. As part of the transaction, we received proceeds of $2.7 million in cash and a 25.0% non-consolidating ownership interest in the new entity. We will continue to provide management services to the new entity. We recognized a loss of $7.7 million as a result of the sale.

Results of Operations
The following tables summarize certain statements of operations items for the three and six months ended June 30, 2013 and 2012. The tables also show the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$136,169	100.0%	$119,842	100.0%
Cost of revenues	102,639	75.4%	83,819	69.9%
General and administrative expenses	5,283	3.9%	6,284	5.2%
Depreciation and amortization	5,550	4.1%	5,342	4.5%
Provision for doubtful accounts	2,419	1.8%	2,621	2.2%
Income from equity investments	(1,039)	(0.8)%	(1,214)	(1.0)%
Loss (gain) on disposal or impairment of long-lived assets, net	7,673	5.6%	(596)	(0.5)%
Litigation settlements, net	(35)	—%	(215)	(0.2)%
Total operating expenses	122,490	90.0%	96,041	80.1%
Operating income	13,679	10.0%	23,801	19.9%
Interest expense, net	(14,642)	(10.8)%	(14,343)	(12.0)%
(Loss) income before income taxes and discontinued operations	(963)	(0.8)%	9,458	7.9%
(Benefit from) provision for income taxes	(506)	(0.4)%	1,387	1.2%
(Loss) income from continuing operations	(457)	(0.4)%	8,071	6.7%
Income from discontinued operations, net of taxes	2,018	1.5%	(379)	(0.3)%
Net income	1,561	1.1%	7,692	6.4%
Less: Net income attributable to noncontrolling interests	(8,739)	(6.4)%	(10,553)	(8.8)%
Net loss attributable to Symbion, Inc.	$(7,178)	(5.3)%	$(2,861)	(2.4)%

	Six Months Ended June 30,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$270,307	100.0%	$237,826	100.0%
Cost of revenues	202,665	75.0%	166,260	69.9%
General and administrative expenses	11,124	4.1%	14,286	6.0%
Depreciation and amortization	11,629	4.3%	10,597	4.4%
Provision for doubtful accounts	5,224	1.9%	4,656	2.0%
Income from equity investments	(1,920)	(0.7)%	(1,678)	(0.7)%
Loss (gain) on disposal or impairment of long-lived assets, net	7,179	2.7%	(548)	(0.2)%
Litigation settlements, net	(198)	(0.1)%	(232)	(0.1)%
Total operating expenses	235,703	87.2%	193,341	81.3%
Operating income	34,604	12.8%	44,485	18.7%
Interest expense, net	(29,396)	(10.9)%	(28,668)	(12.1)%
Income before income taxes and discontinued operations	5,208	1.9%	15,817	6.6%
Provision for income taxes	634	0.2%	2,656	1.1%
Income from continuing operations	4,574	1.7%	13,161	5.5%
Income (loss) from discontinued operations, net of taxes	1,205	0.4%	(367)	(0.2)%
Net income	5,779	2.1%	12,794	5.3%
Less: Net income attributable to noncontrolling interests	(17,003)	(6.3)%	(20,596)	(8.6)%
Net loss attributable to Symbion, Inc.	$(11,224)	(4.2)%	$(7,802)	(3.3)%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Overview. During the three months ended June 30, 2013, our revenues increased 13.6% to $136.2 million from $119.8 million for the three months ended June 30, 2012. We incurred a net loss attributable to Symbion, Inc. for the 2013 period of $7.2 million, compared to a net loss of $2.9 million for the 2012 period.
Our financial results for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 reflect the addition of three surgical facilities that we consolidate for financial reporting purposes.
Revenues. Revenues for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2013	2012	Dollar Variance	Percent Variance

Patient service revenues	$134,919	$117,880	$17,039	14.5%
Other service revenues	1,250	1,962	(712)	(36.3)%
Total revenues	$136,169	$119,842	$16,327	13.6%
Patient service revenues increased 14.5% to $134.9 million for the three months ended June 30, 2013 compared to $117.9 million for the three months ended June 30, 2012. This increase is primarily attributable to surgical facilities acquired since April 1, 2012.
Cost of Revenues. Cost of revenues for the three months ended June 30, 2013 was $102.6 million compared to $83.8 million for the three months ended June 30, 2012 primarily due to the surgical facilities acquired since April 1, 2012. As a percentage of revenues, cost of revenues increased to 75.4% for the 2013 period compared to 69.9% for the 2012 period. The increase in the 2013 period from the 2012 period is primarily attributable to our surgical hospital in Lubbock, Texas, which we acquired in June 2012. We experienced a 6.9% decrease in inpatient discharges from this facility during the quarter compared to the 2012 period. As this decrease was a recent trend for this facility, the benefits from our adjustments to the cost structure were not fully realized during the quarter.
General and Administrative Expense. General and administrative expense decreased to $5.3 million for the three months ended June 30, 2013 compared to $6.3 million for the three months ended June 30, 2012. We had $960,000 less incentive compensation expense included in the 2013 period compared to the 2012 period. As a percentage of revenues, general and administrative expense was 3.9% for the 2013 period compared to 5.2% for the 2012 period due to our leveraging of corporate overhead costs.
Depreciation and Amortization. Depreciation and amortization expense increased to $5.6 million for the three months ended June 30, 2013 compared to $5.3 million for the three months ended June 30, 2012. As a percentage of revenues, depreciation and amortization expense was 4.1% for the 2013 period compared to 4.5% for the 2012 period.
Provision for Doubtful Accounts. The provision for doubtful accounts decreased to $2.4 million for the three months ended June 30, 2013 compared to $2.6 million for the three months ended June 30, 2012. As a percentage of revenues, the provision for doubtful accounts decreased to 1.8% for the 2013 period from 2.2% for the 2012 period.
Operating Income. Our operating income was $13.7 million for the three months ended June 30, 2013 compared to $23.8 million for the three months ended June 30, 2012. During the 2013 period, we recorded a loss of $7.7 million on the asset sale of our surgical hospital in Austin, Texas. Excluding the impact of non-recurring items from the results in both periods, our operating income margin for the 2013 period was 15.7% compared to 17.7% for the 2012 period. The decrease in the 2013 period from the 2012 period is primarily attributable to our surgical hospital in Lubbock, Texas, which we acquired in June 2012. We experienced a 6.9% decrease in inpatient discharges at the Lubbock surgical hospital during the quarter compared to the 2012 period. As this decrease was a recent trend for this facility, the benefits from our adjustments to the cost structure were not fully realized during the quarter. Additionally, we have made significant investments in this facility to implement new patient services lines which have yet to fully develop, and these investments put additional pressure on our operating margins.
Provision for Income Taxes.  The provision for income taxes was a $506,000 income tax benefit for the three months ended June 30, 2013 compared to $1.4 million of income tax expense for the three months ended June 30, 2012. Tax expense in both periods is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments. The tax benefit for the three months ended June 30, 2013 is primarily related to the deferred tax effect of the asset sale of our surgical hospital in Austin, Texas.
Net Income Attributable to Noncontrolling Interest. Income attributable to noncontrolling interests decreased to $8.7 million for the three months ended June 30, 2013 compared to $10.6 million for the three months ended June 30, 2012. This decrease is primarily due to a decrease in our operating income at our consolidated facilities.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Overview. During the six months ended June 30, 2013, our revenues increased 13.7% to $270.3 million from $237.8 million for the six months ended June 30, 2012. We incurred a net loss attributable to Symbion, Inc. for the 2013 period of $11.2 million, compared to a net loss of $7.8 million for the 2012 period.
Our financial results for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 reflect the addition of three surgical facilities that we consolidate for financial reporting purposes.
Revenues. Revenues for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2013	2012	Dollar Variance	Percent Variance

Patient service revenues	$267,862	$234,119	$33,743	14.4%
Other service revenues	2,445	3,707	(1,262)	(34.0)%
Total revenues	$270,307	$237,826	$32,481	13.7%
Patient service revenues increased 14.4% to $267.9 million for the six months ended June 30, 2013 compared to $234.1 million for the six months ended June 30, 2012. This increase is primarily attributable to surgical facilities acquired since January 1, 2012.
Cost of Revenues. Cost of revenues for the six months ended June 30, 2013 was $202.7 million compared to $166.3 million for the six months ended June 30, 2012 primarily due to the surgical facilities acquired since January 1, 2012. As a percentage of revenues, cost of revenues increased to 75.0% for the 2013 period compared to 69.9% for the 2012 period. This increase is primarily attributable to a 5.8% decrease in cases at our same store facilities. This, along with volatility in case volume during the 2013 period, impacted our ability to adjust certain variable costs such as staffing at our facilities in proportion to the lower case volume. Additionally, the year to date results were impacted by the quarterly results of our surgical hospital in Lubbock, Texas, which we acquired in June 2012.
General and Administrative Expense. General and administrative expense decreased to $11.1 million for the six months ended June 30, 2013 compared to $14.3 million for the six months ended June 30, 2012. We recognized a $1.6 million stock option modification charge in the 2012 period and we had $1.4 million less incentive compensation expense included in the 2013 period compared to the 2012 period. Excluding the $3.0 million impact to general and administrative expenses as a result of these items, general and administrative expense for the 2012 period was $11.3 million. As a percentage of revenues after excluding these items from the 2012 period, general and administrative expense was 4.1% for the 2013 period compared to 4.8% for the 2012 period due to our leveraging of corporate overhead costs.
Depreciation and Amortization. Depreciation and amortization expense increased to $11.6 million for the six months ended June 30, 2013 compared to $10.6 million for the six months ended June 30, 2012. As a percentage of revenues, depreciation and amortization expense was 4.3% for the 2013 period compared to 4.4% for the 2012 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $5.2 million for the 2013 period compared to $4.7 million for the 2012 period. As a percentage of revenues, the provision for doubtful accounts decreased to 1.9% for the 2013 period from 2.0% for the 2012 period.
Operating Income. Our operating income was $34.6 million for the six months ended June 30, 2013 compared to $44.5 million for the six months ended June 30, 2012. During the 2013 period, we recorded a loss of $7.7 million on the asset sale of our surgical hospital in Austin, Texas.. Excluding the impact of non-recurring items from the results in both periods, our operating income margin for the 2013 period was 15.4% compared to 18.3% for the 2012 period. The decrease in the 2013 period from the 2012 period is primarily attributable to a decrease in cases of 5.8% at our same store facilities. We experienced volatility in case volume within the six month period which impacted our ability to adjust certain variable costs such as staffing at our facilities in proportion to the lower case volume. In addition, the year to date results were impacted by the quarterly results at our surgical hospital in Lubbock, Texas.
Provision for Income Taxes.  The provision for income taxes was $634,000 for the six months ended June 30, 2013 compared to $2.7 million for the six months ended June 30, 2012. Tax expense in both periods is primarily due to the recording of non-cash deferred income tax expense related to our partnership investments. The reduction in tax expense for the 2013 period is primarily related to the deferred tax effect of the asset sale of our surgical hospital in Austin, Texas.
Net Income Attributable to Noncontrolling Interest. Income attributable to noncontrolling interests decreased to $17.0 million for the six months ended June 30, 2013 compared to $20.6 million for the six months ended June 30, 2012. This decrease is primarily due to a decrease in our operating income at our consolidated facilities.

Liquidity and Capital Resources
Operating Activities
During the six months ended June 30, 2013, we generated operating cash flow from continuing operations of $22.1 million compared to $32.9 million for the six months ended June 30, 2012. We received $1.8 million of proceeds during the 2012 period related to a lawsuit settlement at one of our facilities. Additionally, cash flow from operations in the current period was impacted by the continued implementation of EHR technology. At June 30, 2013, we had working capital of $90.3 million compared to $67.1 million at December 31, 2012.
Investing Activities
Net cash used in investing activities from continuing operations during the six months ended June 30, 2013 was $3.4 million. We paid $8.5 million related to purchases of property and equipment which was funded with cash from continuing operations. We had proceeds from divestitures of $2.9 million, primarily from the sale of assets at our surgical hospital in Austin, Texas. Additionally, we had proceeds from discontinued operations of $3.7 million, net of distributions to noncontrolling interest partners associated with the sale of our facility located in Havertown, Pennsylvania.
Net cash used in investing activities from continuing operations during the six months ended June 30, 2012 was $23.1 million, which included $18.2 million of payments for acquisitions, net of cash acquired of $1.9 million. We paid $4.8 million related to purchases of property and equipment which was funded with cash from continuing operations.
Financing Activities
Net cash used in financing activities from continuing operations during the six months ended June 30, 2013 was $22.6 million. We distributed $16.4 million in cash to noncontrolling interest partners during the period. During the six months ended June 30, 2013, we refinanced the debt at our Idaho Falls, Idaho facility. This refinancing transaction resulted in $6.1 million of borrowings from the new lender, $7.5 million of repayments to the previous lenders and $488,000 of debt issuance cost payments. We made scheduled repayments on our long-term debt during the 2013 period of $6.1 million.
Net cash used in financing activities from continuing operations during the six months ended June 30, 2012 was $15.8 million. We distributed $17.1 million in cash to noncontrolling interest partners during the period. We made scheduled principal payments on our long-term debt totaling $4.2 million. We also incurred additional facility level borrowings of $5.8 million during the six months ended June 30, 2012 which was used to repay intercompany borrowings.
Long-Term Debt
A summary of long-term debt follows (in thousands):

	June 30, 2013	December 31, 2012

Credit Facility	$—	$—
Senior Secured Notes, net of debt issuance discount of $3,374 and $3,868, respectively	337,626	337,132
PIK Exchangeable Notes	114,076	109,688
Toggle Notes	94,724	94,724
Notes payable and secured loans	25,263	28,247
Capital lease obligations	4,772	3,891
Total debt	576,461	573,682
Less: Current maturities	(30,479)	(39,508)
Total long-term debt	$545,982	$534,174
Credit Facility
Our Credit Facility matures on December 15, 2015. As of June 30, 2013, we had letters of credit outstanding of $1.5 million and $48.5 million of availability under the Credit Facility.
The Credit Facility contains financial covenants requiring the us not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change. At June 30, 2013, we were in compliance with all material covenants contained in the Credit Facility.
Senior Secured Notes
The Senior Secured Notes mature on June 15, 2016. The Senior Secured Notes were issued at a 1.51% discount and interest accrues at the rate of 8.00% per annum, payable on June 15 and December 15 of each year. We may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. In 2013, we may redeem up to 10% of the original aggregate principal amount of the Senior Secured Notes at a price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest. We may also redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with proceeds of certain equity offerings at any time prior to June 15, 2014. At June 30, 2013, we had not redeemed any of the Senior Secured Notes.
At June 30, 2013, we were in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.
PIK Exchangeable Notes
The PIK Exchangeable Notes mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on June 15 and December 15 of each year. We pay interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. We record this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, we reclassify the accrued interest to long-term debt. Due to the required payment-in-kind interest, we increased the principal amount of the PIK Exchangeable Notes by $4.4 million during the six months ended June 30, 2013. We had accrued interest of $400,000 on the PIK Exchangeable Notes as of June 30, 2013 which is included in other current liabilities on the consolidated balance sheet.
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
At June 30, 2013, we were in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.
Toggle Notes
The Toggle Notes mature on August 23, 2015.  Beginning with the February 2012 interest payment, all interest under the Toggle Notes is required to be paid in cash. We had accrued interest of $3.7 million on the Toggle Notes as of June 30, 2013, which is included in other current liabilities on the consolidated balance sheet.
The indenture governing the Toggle Notes includes a mandatory redemption provision. Under this provision, if the Toggle Notes would otherwise constitute applicable high yield discount obligations within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended, we are required to redeem, for cash, a portion of the Toggle Notes then outstanding, equal to the mandatory principal redemption amount. Under the mandatory redemption provisions of the Toggle Notes, $21.2 million of the principal balance outstanding is due and payable on August 23, 2013. We anticipate funding this obligation with cash from operations.
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At June 30, 2013, we were in compliance with all material covenants contained in the indenture governing the Toggle Notes.
Notes Payable to Banks
In March 2013, we refinanced the debt of our Idaho Falls, Idaho facility. This refinancing transaction resulted in $6.1 million of borrowings from the new lender, $7.5 million of repayments to the previous lenders and $488,000 of debt issuance cost payments.
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

The following table reconciles EBITDA to net cash provided by operating activities - continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

EBITDA	$18,164	$18,044	$36,512	$35,705
Depreciation and amortization	(5,550)	(5,342)	(11,629)	(10,597)
Loss (gain) on disposal or impairment of long-lived assets, net	(7,673)	596	(7,179)	548
Stock-based compensation	(1)	(50)	(103)	(1,767)
Interest expense, net	(14,642)	(14,343)	(29,396)	(28,668)
Provision for income taxes	506	(1,387)	(634)	(2,656)
Net income attributable to noncontrolling interests	8,739	10,553	17,003	20,596
Income (loss) from discontinued operations, net of taxes	2,018	(379)	1,205	(367)
Net income	1,561	7,692	5,779	12,794
(Income) loss from discontinued operations, net of taxes	(2,018)	379	(1,205)	367
Depreciation and amortization	5,550	5,342	11,629	10,597
Amortization of debt issuance costs and discounts	965	945	1,928	1,889
Payment-in-kind interest expense	2,209	2,029	4,403	4,057
Stock-based compensation	1	50	103	1,767
Loss (gain) on disposal or impairment of long-lived assets, net	7,673	(596)	7,179	(548)
Deferred income taxes	(769)	1,420	314	2,550
Income from equity investments, net of distributions received	(272)	(715)	(341)	(854)
Provision for doubtful accounts	2,419	2,621	5,224	4,656
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(4,913)	841	(6,468)	(2,550)
Other operating assets and liabilities	(7,777)	(3,180)	(6,495)	(1,865)
Net cash provided by operating activities - continuing operations	$4,629	$16,828	$22,050	$32,860

Other Data:
Number of surgical facilities included in continuing operations, as of the end of period (1)	57	53	57	53
Number of consolidated surgical facilities included in continuing operations, as of the end of period	45	41	45	41

(1)	Includes surgical facilities that we manage but in which we have no ownership.

The following table reconciles Consolidated Adjusted EBITDA to EBITDA and EBITDA to net cash provided by operating activities—continuing operations:

Twelve Months Ended June 30, 2013
(in thousands)

Consolidated Adjusted EBITDA (1)	$78,316
Cash payment on Idaho Falls, Idaho facility lease (2)	5,514
Intercompany notes adjustment (3)	(6,035)
Pro forma acquisition and other non-cash adjustments (4)	(3,236)
EBITDA	74,559
Depreciation and amortization	(22,698)
Non-cash losses, net of noncontrolling interests	(1,533)
Stock-based compensation	(393)
Interest expense, net	(58,378)
Provision for income taxes	(8,952)
Net income attributable to noncontrolling interests	35,120
Loss from discontinued operations, net of taxes	2,262
Net income	19,987
Loss from discontinued operations, net of taxes	(2,262)
Depreciation and amortization	22,698
Amortization of debt issuance costs and discounts	3,837
Payment-in-kind interest expense	8,651
Stock-based compensation	393
Loss on disposal or impairment of long-lived assets, net	1,518
Deferred income taxes	11,666
Income from equity investments, net of distributions received	(1,418)
Provision for doubtful accounts	10,781
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(9,943)
Other operating assets and liabilities	(8,364)
Net cash provided by operating activities - continuing operations	$57,544

(1)	When we use the term Consolidated Adjusted EBITDA, we are referring to EBITDA as reported adjusted for covenant related items per our Credit Facility.

(2)	Represents the cash lease payment adjustment for our facility located in Idaho Falls, Idaho as contemplated by our Credit Facility.

(3)	Adjustments relating to outstanding balances on intercompany notes issued by our restricted subsidiaries as contemplated by our Credit Facility.

(4)	Includes the pro forma effect of acquisitions and other non-cash adjustments as contemplated by our Credit Facility.
Summary
We believe that existing funds, cash flows from operations and available borrowings under our Credit Facility will provide sufficient liquidity for the next 12 to 18 months. Under the mandatory redemption provisions of the Toggle Notes, $21.2 million of the principal balance outstanding is due and payable on August 23, 2013. We anticipate funding this obligation with cash from operations. Our 2011 debt restructuring extended the maturities of our long-term debt and revised our financial covenants to make them less restrictive. However, our ability to meet our funding needs could be adversely affected if we suffer adverse results from our operations. In addition, based on our expected liquidity and capital resource needs, we may consider various alternatives to improve our capital structure, including reducing debt, extending maturities or relaxing financial covenants. These alternatives may include new equity or debt financings or exchange offers with our existing security holders (including exchanges of debt for debt or equity) and other transactions involving our outstanding securities, given their secondary market trading prices. We cannot assure you, if we pursue any of these transactions, that we will be successful in completing a transaction on attractive terms, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders' prime rate. At June 30, 2013, $7.0 million of our long-term debt was subject to variable rates of interest. Additionally, future borrowings under our Credit Facility would subject us to LIBOR fluctuations. At June 30, 2013, the fair value of our total long-term debt, based on quoted market prices as of this date was approximately $589.7 million.
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
Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 12, 2013

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