Form 10-Q
period 2013-09-30
SYMBION INC/TN
filed 2013-11-08
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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
As of November 8, 2013, there were 1,000 shares of the registrant’s common stock outstanding.

SYMBION, INC.
FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

SYMBION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$57,727	$74,368
Accounts receivable, less allowance for doubtful accounts of $15,717 and $11,621 at September 30, 2013 and December 31, 2012, respectively	73,876	72,133
Inventories	16,524	14,564
Prepaid expenses and other current assets	10,497	10,059
Current assets of discontinued operations	550	1,971
Total current assets	159,174	173,095
Property and equipment, net	128,734	131,222
Intangible assets, net	23,249	24,551
Goodwill	656,059	656,058
Investments in and advances to affiliates	13,979	12,132
Restricted invested assets	177	5,169
Other long-term assets	14,465	14,045
Long-term assets of discontinued operations	—	931
Total assets	$995,837	$1,017,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,759	$22,859
Accrued payroll and benefits	12,057	12,869
Other current liabilities	42,385	29,163
Current maturities of long-term debt	7,096	39,508
Current liabilities of discontinued operations	43	1,620
Total current liabilities	79,340	106,019
Long-term debt, less current maturities	542,623	534,174
Long-term deferred tax liabilities	73,482	71,781
Other long-term liabilities	61,348	62,802
Long-term liabilities of discontinued operations	236	213

Non-controlling interests—redeemable	34,210	33,686

Stockholders' equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Additional paid-in-capital	244,095	242,597
Retained deficit	(108,066)	(93,516)
Total Symbion, Inc. stockholders' equity	136,029	149,081
Non-controlling interests—non-redeemable	68,569	59,447
Total equity	204,598	208,528
Total liabilities and stockholders' equity	$995,837	$1,017,203
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$128,929	$123,666	$399,236	$361,492
Operating expenses:
Salaries and benefits	36,576	35,894	113,437	99,536
Supplies	34,138	31,842	106,203	90,200
Professional and medical fees	9,871	9,762	31,264	26,645
Lease expense	6,665	6,738	20,702	18,309
Other operating expenses	9,482	8,802	27,791	24,608
Cost of revenues	96,732	93,038	299,397	259,298
General and administrative expenses	5,723	5,684	16,847	19,970
Depreciation and amortization	6,030	5,553	17,659	16,150
Provision for doubtful accounts	3,066	2,940	8,290	7,596
Income from equity investments	(1,061)	(1,251)	(2,981)	(2,929)
(Gain) loss on disposal or impairment of long-lived assets, net	(1,366)	66	5,813	(482)
Electronic health records incentives	—	(603)	—	(603)
Litigation settlements, net	(32)	—	(230)	(232)
Total operating expenses	109,092	105,427	344,795	298,768
Operating income	19,837	18,239	54,441	62,724
Interest expense, net	(14,484)	(14,533)	(43,880)	(43,201)
Income before income taxes and discontinued operations	5,353	3,706	10,561	19,523
Provision for income taxes	1,107	1,118	1,741	3,774
Income from continuing operations	4,246	2,588	8,820	15,749
Income (loss) from discontinued operations, net of taxes	46	(865)	1,251	(1,232)
Net income	4,292	1,723	10,071	14,517
Less: Net income attributable to non-controlling interests	(7,618)	(7,172)	(24,621)	(27,768)
Net loss attributable to Symbion, Inc.	$(3,326)	$(5,449)	$(14,550)	$(13,251)
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$4,292	$1,723	$10,071	$14,517

Comprehensive income	4,292	1,723	$10,071	$14,517
Less: Comprehensive income attributable to non-controlling interests	(7,618)	(7,172)	(24,621)	(27,768)
Comprehensive loss attributable to Symbion, Inc.	$(3,326)	$(5,449)	$(14,550)	$(13,251)
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except shares)

	Symbion, Inc. Common Stock		Additional Paid-in Capital	Retained Deficit	Non-Controlling Interests - Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2011	1,000	$—	$239,935	$(81,806)	$45,333	$203,462
Net (loss) income				(13,251)	14,162	911
Stock-based compensation			1,944			1,944
Acquisition and disposal of shares of non-controlling interests, net			(380)		16,390	16,010
Distributions to non-controlling interests—non-redeemable holders					(13,748)	(13,748)
Balance at September 30, 2012	1,000	$—	$241,499	$(95,057)	$62,137	$208,579

Balance at December 31, 2012	1,000	$—	$242,597	$(93,516)	$59,447	$208,528
Net (loss) income				(14,550)	13,082	(1,468)
Stock-based compensation			206			206
Acquisition and disposal of shares of non-controlling interests, net			1,292		8,510	9,802
Distributions to non-controlling interests—non-redeemable holders					(12,470)	(12,470)
Balance at September 30, 2013	1,000	$—	$244,095	$(108,066)	$68,569	$204,598
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$10,071	$14,517
Adjustments to reconcile net income to net cash from operating activities:
(Income) loss from discontinued operations, net of taxes	(1,251)	1,232
Depreciation and amortization	17,659	16,150
Amortization of debt issuance costs and discounts	2,995	2,843
Payment-in-kind interest expense	6,685	6,166
Stock-based compensation	206	1,944
Loss (gain) on disposal or impairment of long-lived assets, net	5,813	(482)
Deferred income taxes	1,352	6,848
Income from equity investments, net of distributions received	(569)	(1,276)
Provision for doubtful accounts	8,290	7,596
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(5,999)	(2,831)
Other operating assets and liabilities	(1,357)	2,723
Net cash provided by operating activities - continuing operations	43,895	55,430
Net cash provided by operating activities - discontinued operations	353	684
Net cash provided by operating activities	44,248	56,114

Cash flows from investing activities:
Purchases of property and equipment, net	(11,741)	(10,026)
Proceeds from divestitures (payments for acquisitions), net of cash	485	(18,474)
Other investing activities	—	83
Net cash used in investing activities - continuing operations	(11,256)	(28,417)
Net cash provided by investing activities - discontinued operations	3,725	7,164
Net cash used in investing activities	(7,531)	(21,253)

Cash flows from financing activities:
Principal payments on long-term debt	(43,058)	(6,411)
Borrowings of long-term debt	8,180	10,257
Payments of debt issuance costs	(427)	—
Change in restricted invested assets	4,992	—
Distributions to non-controlling interests holders	(23,770)	(28,469)
Proceeds from (payments related to) ownership transactions with consolidated affiliates	912	(320)
Other financing activities	(62)	60
Net cash used in financing activities - continuing operations	(53,233)	(24,883)
Net cash used in financing activities - discontinued operations	(125)	(918)
Net cash used in financing activities	(53,358)	(25,801)
Net (decrease) increase in cash and cash equivalents	(16,641)	9,060
Cash and cash equivalents at beginning of period	74,368	62,496
Cash and cash equivalents at end of period	$57,727	$71,556
See notes to unaudited consolidated financial statements.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

1. Organization
Symbion, Inc. (the “Company”), through its wholly owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and in some cases healthcare systems. As of September 30, 2013, the Company owned and operated 49 surgical facilities, including 43 ambulatory surgery centers ("ASCs") and six surgical hospitals. The Company also managed seven additional ambulatory surgery centers and one physician clinic in a market in which the Company operates an ASC and a surgical hospital. The Company owns a majority ownership interest in 29 of the 49 surgical facilities and consolidates 45 surgical facilities for financial reporting purposes.
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
Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate's business. The physician limited partners and physician minority members of the entities that the Company controls are responsible for the supervision and delivery of medical services. The governance rights of limited partners and minority members are restricted to those that protect their financial interests. Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach of the partnership or operating agreement, gross negligence or bankruptcy. These protective rights do not preclude consolidation of the respective partnerships and limited liability companies. The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of Accounting Standards Codification Topic 810, Consolidation. The variable interest entities are surgical facilities located in the states of Florida and New York. With regard to the New York facility, the Company is the primary beneficiary due to the power to direct the activities of the facility and the level of variability within the management service agreement as well as the obligation and likelihood of absorbing the majority of expected gains and losses. Regarding the Florida facility, the Company has the power to direct the activities of the facility and has fully guaranteed the facility's debt obligations. The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected losses. The consolidated balance sheets of the Company at September 30, 2013 and December 31, 2012 include assets of $17.5 million and $17.7 million, respectively, and liabilities of $3.1 million and $3.7 million, respectively, related to the variable interest entities. All significant intercompany balances and transactions are eliminated in consolidation.
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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, restricted invested assets and accounts payable approximate their fair values.
The carrying amount and fair value of the Company's long term debt as of September 30, 2013 and December 31, 2012 follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012

Senior Secured Notes, net of debt issuance discount	$337,883	$337,132	$361,738	$348,088
PIK Exchangeable Notes	114,076	109,688	114,076	109,688
Toggle Notes	73,475	94,724	73,291	94,724
The fair values of the Senior Secured Notes and Toggle Notes were based on a Level 1 computation using quoted prices at September 30, 2013 and December 31, 2012, as applicable. The fair value of the PIK Exchangeable Notes was based on a Level 3 computation, using a Company-specific discounted cash flow analysis. The Company's long-term debt instruments are discussed further in Note 5.
The Company maintains a supplemental retirement savings plan (the "SERP"). The SERP provides supplemental retirement alternatives to eligible officers and key employees of the Company by allowing participants to defer portions of their compensation. As of September 30, 2013 and December 31, 2012, the fair values of the assets in the SERP were $1.7 million and $1.3 million, respectively, which were included in other long-term assets on the consolidated balance sheets. The Company had a liability of $1.7 million and $1.3 million for the SERP in other long-term liabilities as of September 30, 2013 and December 31, 2012, respectively.
Revenue Recognition and Accounts Receivable
The Company recognizes revenues in the period in which the services are performed. Patient services revenues and receivables from third-party payors are recorded net of estimated contractual adjustments and allowances from third-party payors, which the Company estimates based on the historical trend of its surgical facilities’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics.
Accounts receivable consist of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Also, the Company had third-party settlements related to the Medicaid program of $11.8 million and $10.9 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, $10.0 million and $7.0 million, respectively, related to the settlements were recorded in other current liabilities and $1.8 million and $3.9 million, respectively, were recorded in other long-term liabilities in the consolidated balance sheets. The Company does not require collateral for private pay patients.
The following table sets forth patient services revenues by type of payor and the approximate percentage of total patient services revenues for the Company's consolidated surgical facilities included in continuing operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%

Private insurance	$75,628	59.3%	$73,840	60.7%	$234,052	59.2%	$222,655	62.6%
Government	43,800	34.3%	39,170	32.2%	133,023	33.6%	105,163	29.6%
Self-pay	3,521	2.8%	3,373	2.8%	10,991	2.8%	10,366	2.9%
Other	4,579	3.6%	5,306	4.3%	17,324	4.4%	17,624	4.9%
Total patient services revenues	$127,528	100.0%	$121,689	100.0%	$395,390	100.0%	$355,808	100.0%
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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

Changes in the allowance for doubtful accounts receivable for the nine months ended September 30, 2013 follows (in thousands):

Balance at December 31, 2012	$11,621
Provision for doubtful accounts	8,290
Accounts written off, net of recoveries	(4,194)
Balance at September 30, 2013	$15,717
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
Compliance with the meaningful use requirements has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing the Company's EHR solutions along with costs associated with the hardware and software components of the project. The Company currently estimates that total costs incurred to comply will be recovered through the total EHR incentive payments over the projected life cycle of this initiative. The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of the Company's cash receipts or recognition of the EHR incentives as other income. During the three and nine months ended September 30, 2013, the Company spent $449,000 and $3.0 million, respectively, related to hardware, software and implementation costs, of which $352,000 and $2.5 million was capitalized. The Company spent $450,000 and $518,000 on hardware, software and implementations costs, of which $448,000 was capitalized during each of the three and nine months ended September 30, 2012, respectively. The Company expects to receive incentive payments and recognize corresponding revenue upon the completion of the EHR meaningful use requirements. During the three and nine months ended September 30, 2012, the Company received and recognized $603,000 in incentive payments.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Restricted Invested Assets
The Company is required to maintain $10.0 million in letters of credit as a requirement of the lease agreement related to its Idaho Falls, Idaho facility.  At December 31, 2012, these letters of credit were secured by restricted invested assets of $5.0 million, in the form of certificates of deposit. In March 2013, the Company refinanced its debt at the Idaho Falls, Idaho facility with a new lender. As a result of this refinancing, the Company is no longer required to maintain this restricted invested assets balance. The Company reclassified these investments to short-term investments and ultimately to cash and cash equivalents upon the maturity of the underlying certificates of deposit during the nine months ended September 30, 2013. There were no borrowings against the letters of credit as of September 30, 2013 and December 31, 2012. The remaining restricted invested assets balance of $177,000 at September 30, 2013 is related to a requirement under the operating lease agreement at the Company's Chesterfield, Missouri facility.
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets follows (in thousands):

	September 30, 2013	December 31, 2012

Prepaid expenses	$6,259	$5,833
Other current assets	4,238	4,226
Total	$10,497	$10,059

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

Property and Equipment
Property and equipment are stated at cost, or if obtained through acquisition at fair value determined on the date of acquisition, and depreciated on a straight-line basis over the useful lives of the assets, generally three to five years for computers and software and five to seven years for furniture and equipment.  Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term or the estimated useful life of the assets. Routine maintenance and repairs are charged to expense as incurred, while expenditures that increase capacities or extend useful lives are capitalized.
A summary of property and equipment follows (in thousands):

	September 30, 2013	December 31, 2012

Land	$5,713	$5,713
Buildings and improvements	105,787	104,069
Furniture and equipment	92,698	88,960
Computer and software	12,141	6,710
Construction in progress	1,440	4,997
Property and equipment, at cost	217,779	210,449
Less: Accumulated depreciation	(89,045)	(79,227)
Property and equipment, net	$128,734	$131,222
The Company is liable to various vendors for several equipment leases. The carrying value of the leased assets was $4.7 million and $5.3 million as of September 30, 2013 and December 31, 2012, respectively.
Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2013 follows (in thousands):

Balance at December 31, 2012	$656,058
Acquisitions	2,203
Divestitures	(2,373)
Purchase price adjustments	171
Balance at September 30, 2013	$656,059
At September 30, 2013 and December 31, 2012, the Company had other intangible assets of $18.1 million related to the certificates of need for certain of its facilities. These indefinite-lived assets are not amortized, but are assessed for possible impairment under the Company's impairment policy. The Company also has intangible assets related to physician guarantee agreements, non-compete agreements and a management rights agreement, which are amortized over the service lives of the agreements.
Changes in the carrying amounts of other intangible assets for the nine months ended September 30, 2013 follows (in thousands):

	Physician Guarantees	Management Rights	Non-Compete Agreements	Certificates of Need	Total Intangible Assets

Balance at December 31, 2012	$819	$2,083	$3,509	$18,140	$24,551
Additions	507	—	—	—	507
Recruitment expense	(423)	—	—	—	(423)
Amortization	—	(115)	(1,271)	—	(1,386)
Balance at September 30, 2013	$903	$1,968	$2,238	$18,140	$23,249

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

Other Current Liabilities
A summary of other current liabilities follows (in thousands):

	September 30, 2013	December 31, 2012

Interest payable	$11,507	$5,265
Current taxes payable	2,769	2,238
Insurance liabilities	3,473	3,233
Third-party settlements	10,015	6,987
Accounts receivable credit balances	3,141	3,498
Other accrued expenses	11,480	7,942
Total	$42,385	$29,163
Other Long-Term Liabilities
A summary of other long-term liabilities follows (in thousands):

	September 30, 2013	December 31, 2012

Facility lease obligation	$48,149	$48,352
Third-party settlements	1,772	3,914
Medical malpractice liability	4,383	3,765
Deferred rent	3,309	4,371
Other liabilities	3,735	2,400
Total	$61,348	$62,802
Total other long-term liabilities includes a facility lease obligation which was assumed in connection with the Company's acquisition of the surgical hospital located in Idaho Falls, Idaho. This obligation is payable to the hospital facility lessor for the land, building and improvements. The current portion of the lease obligation was $257,000 and $117,000 at September 30, 2013 and December 31, 2012, respectively, and was included in other current liabilities in the consolidated balance sheets. The total lease obligation was $48.4 million and $48.5 million at September 30, 2013 and December 31, 2012, respectively.
Non-Controlling Interests — Non-Redeemable
The consolidated financial statements include all assets, liabilities, revenues and expenses of surgical facilities in which the Company has sufficient ownership and rights to allow the Company to consolidate the surgical facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and non-controlling interests, and their cash flow effect is classified within financing activities in the consolidated statements of cash flows.
Non-Controlling Interests — Redeemable
Each of the partnerships and limited liability companies through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement.  In certain circumstances, the partnership and operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physicians’ ownership if certain adverse regulatory events occur, such as it becoming illegal for the physicians to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility.  This redeemable non-controlling interests is reported outside of stockholders' equity.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

A summary of activity of the non-controlling interests—redeemable follows (in thousands):

Non-Controlling Interests—Redeemable

Balance at December 31, 2011	$34,134
Net income attributable to non-controlling interests—redeemable	13,606
Acquisition and disposal of shares of non-controlling interests—redeemable	(229)
Distributions to non-controlling interests —redeemable holders	(14,721)
Balance at September 30, 2012	$32,790

Balance at December 31, 2012	$33,686
Net income attributable to non-controlling interests—redeemable	11,539
Acquisition and disposal of shares of non-controlling interests—redeemable	285
Distributions to non-controlling interests —redeemable holders	(11,300)
Balance at September 30, 2013	$34,210
Income Taxes
    During the three and nine months ended September 30, 2013, the Company decreased its reserve for uncertain tax positions by approximately $2,000 and $5.5 million, respectively, principally as a result of the Internal Revenue Service approval of accounting method changes received by the Company in February 2013.  The changes relate to the Company's net operating loss and related interest expense deductions.  Decreases of approximately $49,000 and $274,000 affected the effective tax rate during the three and nine months ended September 30, 2013, respectively.  The reserve is included in long-term deferred tax liabilities in the consolidated balance sheets.  The total amount of accrued liabilities related to uncertain tax positions that would affect the Company's effective tax rate if recognized was $509,000 as of September 30, 2013 and $634,000 as of December 31, 2012.
Reclassifications
Certain reclassifications have been made to the comparative period's financial statements to conform to the 2013 presentation. The reclassifications primarily related to the presentation of discontinued operations and non-controlling interests and had no impact on the Company's consolidated financial position, results of operations or cash flows.

3. Acquisitions and Developments
Effective January 1, 2013, the Company exercised its contractual right to hold a majority of the Governor seats on the Governing Board of its surgical hospital located in Great Falls, Montana. As the Company now controls the majority of the Governor seats on the Governing Board, it consolidates this facility for financial reporting purposes. Prior to January 1, 2013, this facility was accounted for using the equity method for financial reporting purposes.
Effective July 1, 2013, the Company acquired a 58.7% ownership interest in a surgical facility located in Irvine, California. The purchase price of the acquisition was $1.1 million. The acquisition was financed with cash from operations. The Company merged the operations of the acquired facility with an existing surgical facility in this market which is consolidated for financial reporting purposes.
Effective July 31, 2013, the Company acquired a 20.0% ownership interest in a surgical facility located in Jackson, Tennessee.  The purchase price of the acquisition was $1.3 million, which was financed with cash from operations.  This investment is accounted for using the equity method for financial reporting purposes.  The Company entered into a management agreement with this facility in April 2012 and continues to manage the facility.

4. Discontinued Operations and Divestitures
Effective February 28, 2013, the Company ceased operations at its surgical facility located in San Antonio, Texas. The Company recognized a loss of $1.0 million on the disposal. For the three and nine months ended September 30, 2013 and 2012, the results of operations related to this facility were included in discontinued operations.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

Effective April 8, 2013, the Company sold its interest in the surgical facility located in Havertown, Pennsylvania. The Company recorded net proceeds of $3.2 million on this transaction and recognized a gain of $930,000. For the three and nine months ended September 30, 2013 and 2012, the results of operations related to this facility were included in discontinued operations. Concurrent with the sale, a new management service company was created to provide various management services to this surgical facility. The Company acquired a 48.0% non-consolidating ownership interest in the new management service company as part of the consideration received for the sale of its interest in the surgical facility. Additionally, the Company entered into an agreement to manage the new management service company.
A summary of certain operating results impacting the statements of operations related to discontinued operations follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$—	$2,653	$1,893	$12,987
Operating income (loss)	7	(374)	161	(1,154)
(Gain) loss on sale or disposal	(39)	387	(602)	(240)
Provision for (benefit from) income taxes	—	104	(488)	318
Income (loss) from discontinued operations, net of taxes	46	(865)	1,251	(1,232)
Effective January 29, 2013, the Company sold its ownership interest in a surgical facility located in Novi, Michigan for proceeds of approximately $310,000 and recognized a gain of $269,000. The Company previously recorded impairment of $2.9 million related to this investment during the year ended December 31, 2011. This facility was accounted for as an equity method investment.
Effective June 30, 2013, the Company completed an asset sale related to its surgical hospital located in Austin, Texas. As part of the transaction, a new entity was formed to operate the surgical hospital. The new entity acquired the equipment and inventory as well as the rights to various licensing agreements, contracts and leases associated with the operations of the surgical hospital. As part of the transaction, the Company received proceeds of $2.7 million in cash and a 25.0% non-consolidating ownership interest in the new entity. The Company will continue to provide management services to the new entity. The Company recognized a loss of $6.2 million as a result of the sale.

5. Long-Term Debt
A summary of long-term debt follows (in thousands):

	September 30, 2013	December 31, 2012

Credit Facility	$—	$—
Senior Secured Notes, net of debt issuance discount of $3,117 and $3,868 at September 30, 2013 and December 31, 2012, respectively	337,883	337,132
PIK Exchangeable Notes	114,076	109,688
Toggle Notes	73,475	94,724
Notes payable and secured loans	19,436	28,247
Capital lease obligations	4,849	3,891
Total debt	549,719	573,682
Less: Current maturities	(7,096)	(39,508)
Total long-term debt	$542,623	$534,174
Credit Facility
The Company's senior secured super-priority revolving credit facility (the "Credit Facility”) matures on December 15, 2015. As of September 30, 2013, the Company had letters of credit outstanding of $1.8 million and availability of $48.2 million under the Credit Facility.
The Credit Facility contains financial covenants requiring the Company not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change. At September 30, 2013, the Company was in compliance with all material covenants contained in the Credit Facility.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

Senior Secured Notes
The Senior Secured Notes mature on June 15, 2016. The Senior Secured Notes were issued at a 1.51% discount and interest accrues at the rate of 8.00% per annum, payable on June 15 and December 15 of each year.
The Company may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. In 2013, the Company may redeem up to 10% of the original aggregate principal amount of the Senior Secured Notes at a price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest. The Company may also redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with proceeds of certain equity offerings at any time prior to June 15, 2014. At September 30, 2013, the Company had not redeemed any of its Senior Secured Notes.
At September 30, 2013, the Company was in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.
PIK Exchangeable Notes
The PIK Exchangeable Notes mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on June 15 and December 15 of each year. The Company pays interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. The Company records this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, the Company reclassifies the accrued interest to long-term debt. Due to the required payment-in-kind interest, the Company increased the principal amount of the PIK Exchangeable Notes by $4.4 million during the nine months ended September 30, 2013. As of September 30, 2013, the Company had accrued interest of $2.7 million on the PIK Exchangeable Notes.
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
At September 30, 2013, the Company was in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.
Toggle Notes
The Toggle Notes mature on August 23, 2015.  Beginning with the February 2012 interest payment, all interest under the Toggle Notes is required to be paid in cash. As of September 30, 2013, the Company had accrued interest of $0.9 million on the Toggle Notes, which was included in other current liabilities on the consolidated balance sheet.
The indenture governing the Toggle Notes includes a mandatory redemption provision. Under this provision, if the Toggle Notes would otherwise constitute applicable high yield discount obligations, within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended, the Company is required to redeem, for cash, a portion of the Toggle Notes then outstanding, equal to the mandatory principal redemption amount. Under the mandatory redemption provisions of the Toggle Notes, the Company repaid $21.2 million of the principal outstanding balance on August 23, 2013. The Company funded this payment with cash from operations.
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit the Company's ability and the ability of the Company's subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At September 30, 2013, the Company was in compliance with all material covenants contained in the indenture governing the Toggle Notes.
Notes Payable to Banks
In March 2013, the Company refinanced the debt of its Idaho Falls, Idaho facility. This refinancing transaction resulted in $6.1 million of borrowings from a new lender, $7.5 million of repayments to the previous lenders and $427,000 of debt issuance cost payments. In the three months ended September 30, 2013, the Company repaid the $6.1 million of borrowings from the new lender with cash from operations.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

6. Commitments and Contingencies
Lease and Debt Guarantees on Non-Consolidated Facilities
As of September 30, 2013, the Company had guaranteed $1.0 million of operating lease payments of certain non-consolidated surgical facilities. These operating leases typically have ten-year terms, with optional renewal periods. At December 31, 2012, the Company guaranteed debt at its non-consolidated surgical facility located in Novi, Michigan. In January 2013, the Company sold its ownership interest in this facility and no longer has any debt guarantees.
Professional, General and Workers' Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. To cover these claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through third party commercial insurance carriers in amounts that management believes is sufficient for the Company's operations, although, potentially, some claims may exceed the scope of coverage in effect. The professional and general insurance coverage is on a claims-made basis. The workers compensation insurance is on an occurrence basis. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that would have a material adverse effect on the Company's business, financial condition or results of operations. The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers compensation claims which relate to (i) deductibles on claims made during the policy period, and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Based on historical results and data currently available, management does not believe a change in one or more of the underlying assumptions will have a material impact on the Company's consolidated financial position or results of operations. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the consolidated balance sheets. Expected insurance recoveries are presented separately.  Gross reserves of $6.1 million and $5.2 million at September 30, 2013 and December 31, 2012, respectively, are included in other current liabilities and other long-term liabilities on the consolidated balance sheets.  Expected insurance recoveries of $2.6 million and $1.5 million at September 30, 2013 and December 31, 2012, respectively, are included in other long-term assets on the consolidated balance sheets.
Laws and Regulations
Laws and regulations governing our business, including those relating to the Medicare and Medicaid programs, are complex and subject to interpretation. These laws and regulations govern every aspect of how our surgical facilities conduct their operations, from licensing requirements to how and whether our facilities may receive payments pursuant to the Medicare and Medicaid programs. Compliance with such laws and regulations can be subject to future government agency review and interpretation as well as legislative changes to such laws. Noncompliance with such laws and regulations may subject the Company to significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs. From time to time, governmental regulatory agencies will conduct inquiries of the Company's practices, including, but not limited to, the Company's compliance with federal and state fraud and abuse laws, billing practices and relationships with physicians. It is the Company's current practice and future intent to cooperate fully with such inquiries. The Company is not aware of any such inquiry that would have a material adverse effect on the Company's business, results of operations or financial condition.
Acquired Facilities
The Company, through its wholly-owned subsidiaries or controlled partnerships and limited liability companies, has acquired and will continue to acquire surgical facilities with prior operating histories. Such facilities may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company attempts to assure that no such liabilities exist, obtain indemnification from prospective sellers covering such matters and institute policies designed to conform centers to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. There can be no assurance that any such matter will be covered by indemnification or, if covered, that the liability sustained will not exceed contractual limits or the financial capacity of the indemnifying party.
The Company cannot predict whether federal or state statutory or regulatory provisions will be enacted that would prohibit or otherwise regulate relationships which the Company has established or may establish with other healthcare providers or have materially adverse effects on its business or revenues arising from such future actions. Management believes, however, that it will be able to adjust the Company's operations so as to be in compliance with any statutory or regulatory provision as may be applicable.
Potential Physician Investor Liability
A majority of the physician investors in the partnerships and limited liability companies which operate the Company's surgical facilities carry general and professional liability insurance on a claims-made basis. Each partnership or limited liability company may, however, be liable for damages to persons or property arising from occurrences at the surgical facilities. Although the various physician investors and other surgeons generally are required to obtain general and professional liability insurance with tail coverage that extends beyond the period of any claims-made policies, such individuals may not be able to obtain coverage in amounts sufficient to cover all potential liability. Since

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

most insurance policies contain exclusions, the physician investors will not be insured against all possible occurrences. In the event of an uninsured or underinsured loss, the value of an investment in the partnership interests or limited liability company membership units and the amount of distributions could be adversely affected.

7. Related Party Transactions
On August 23, 2007, the Company entered into a ten-year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company has prepaid this annual management fee and, as of September 30, 2013, had an asset of $895,000 that is included in prepaid expenses and other current assets on the consolidated balance sheet.
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
The PIK Exchangeable Notes mature on June 15, 2017, subject to certain redemption provisions.  The Company pays interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. As of September 30, 2013, the Company had $114.1 million aggregate principal amount of PIK Exchangeable Notes outstanding and had accrued interest of $2.7 million on the PIK Exchangeable Notes which is included in other current liabilities on the consolidated balance sheet. See Note 5 for further discussion of the PIK Exchangeable Notes.

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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

Condensed Consolidating Balance Sheet as of September 30, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$5,144	$11,960	$40,623	$—	$57,727
Accounts receivable, net	—	—	73,876	—	73,876
Inventories	—	—	16,524	—	16,524
Prepaid expenses and other current assets	2,535	823	7,139	—	10,497
Due from related parties	2,829	24,316	—	(27,145)	—
Current assets of discontinued operations	—	—	550	—	550
Total current assets	10,508	37,099	138,712	(27,145)	159,174
Property and equipment, net	401	2,100	126,233	—	128,734
Intangible assets, net	1,968	—	21,281	—	23,249
Goodwill	656,059	—	—	—	656,059
Investments in and advances to affiliates	75,542	36,346	543	(98,452)	13,979
Restricted invested assets	—	—	177	—	177
Other long-term assets	9,885	—	4,580	—	14,465
Total assets	$754,363	$75,545	$291,526	$(125,597)	$995,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$145	$—	$17,614	$—	$17,759
Accrued payroll and benefits	1,185	—	10,872	—	12,057
Due to related parties	—	—	27,145	(27,145)	—
Other current liabilities	15,960	3	26,422	—	42,385
Current maturities of long-term debt	344	—	6,752	—	7,096
Current liabilities of discontinued operations	—	—	43	—	43
Total current liabilities	17,634	3	88,848	(27,145)	79,340
Long-term debt, less current maturities	525,090	—	17,533	—	542,623
Long-term deferred tax liabilities	73,482	—	—	—	73,482
Other long-term liabilities	2,128	—	59,220	—	61,348
Long-term liabilities of discontinued operations	—	—	236	—	236
Non-controlling interests—redeemable	—	—	34,210	—	34,210
Total Symbion, Inc. stockholders' equity	136,029	75,542	22,910	(98,452)	136,029
Non-controlling interests—non-redeemable	—	—	68,569	—	68,569
Total equity	136,029	75,542	91,479	(98,452)	204,598
Total liabilities and stockholders' equity	$754,363	$75,545	$291,526	$(125,597)	$995,837

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2012
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$8,505	$26,174	$39,689	$—	$74,368
Accounts receivable, net	—	—	72,133	—	72,133
Inventories	—	167	14,397	—	14,564
Prepaid expenses and other current assets	1,794	3	8,262	—	10,059
Due from related parties	1,878	44,895	—	(46,773)	—
Current assets of discontinued operations	—	—	1,971	—	1,971
Total current assets	12,177	71,239	136,452	(46,773)	173,095
Property and equipment, net	918	2,100	128,204	—	131,222
Intangible assets, net	2,083	—	22,468	—	24,551
Goodwill	656,058	—	—	—	656,058
Investments in and advances to affiliates	91,614	18,344	423	(98,249)	12,132
Restricted invested assets	—	—	5,169	—	5,169
Other long-term assets	12,847	—	1,198	—	14,045
Long-term assets of discontinued operations	—	—	931	—	931
Total assets	$775,697	$91,683	$294,845	$(145,022)	$1,017,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$161	$2	$22,696	$—	$22,859
Accrued payroll and benefits	1,429	62	11,378	—	12,869
Due to related parties	—	—	46,773	(46,773)	—
Other current liabilities	9,063	5	20,095	—	29,163
Current maturities of long-term debt	21,232	—	18,276	—	39,508
Current liabilities of discontinued operations	—	—	1,620	—	1,620
Total current liabilities	31,885	69	120,838	(46,773)	106,019
Long-term debt, less current maturities	520,316	—	13,858	—	534,174
Long-term deferred tax liabilities	71,781	—	—	—	71,781
Other long-term liabilities	2,634	—	60,168	—	62,802
Long-term liabilities of discontinued operations	—	—	213	—	213
Non-controlling interests—redeemable	—	—	33,686	—	33,686
Total Symbion, Inc. stockholders' equity	149,081	91,614	6,635	(98,249)	149,081
Non-controlling interests—non-redeemable	—	—	59,447	—	59,447
Total equity	149,081	91,614	66,082	(98,249)	208,528
Total liabilities and stockholders' equity	$775,697	$91,683	$294,845	$(145,022)	$1,017,203

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Revenues	$5,177	$—	$127,633	$(3,881)	$128,929
Operating expenses:
Salaries and benefits	—	—	36,576	—	36,576
Supplies	—	—	34,138	—	34,138
Professional and medical fees	—	—	9,871	—	9,871
Lease expense	—	—	6,665	—	6,665
Other operating expenses	—	—	9,482	—	9,482
Cost of revenues	—	—	96,732	—	96,732
General and administrative expenses	5,723	—	—	—	5,723
Depreciation and amortization	166	—	5,864	—	6,030
Provision for doubtful accounts	—	—	3,066	—	3,066
Income from equity investments	—	(1,015)	(46)	—	(1,061)
Gain on disposal or impairment of long-lived assets, net	—	—	(1,366)	—	(1,366)
Management fees	—	—	3,881	(3,881)	—
Equity in earnings of affiliates	(11,202)	(9,830)	—	21,032	—
Litigation settlements, net	—	—	(32)	—	(32)
Total operating expenses	(5,313)	(10,845)	108,099	17,151	109,092
Operating income	10,490	10,845	19,534	(21,032)	19,837
Interest (expense) income, net	(12,806)	357	(2,035)	—	(14,484)
(Loss) income before income taxes and discontinued operations	(2,316)	11,202	17,499	(21,032)	5,353
Provision for income taxes	1,010	—	97	—	1,107
(Loss) income from continuing operations	(3,326)	11,202	17,402	(21,032)	4,246
Income from discontinued operations, net of taxes	—	—	46	—	46
Net (loss) income	(3,326)	11,202	17,448	(21,032)	4,292
Less: Net income attributable to non-controlling interests	—	—	(7,618)	—	(7,618)
Net (loss) income attributable to Symbion, Inc.	$(3,326)	$11,202	$9,830	$(21,032)	$(3,326)

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2012
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors		Eliminations	Total Consolidated

Revenues	$5,181	*	$452		$121,876	*	$(3,843)	$123,666
Operating expenses:
Salaries and benefits	—		358		35,536		—	35,894
Supplies	—		8		31,834		—	31,842
Professional and medical fees	—		12		9,750		—	9,762
Lease expense	—		38		6,700		—	6,738
Other operating expenses	—		20		8,782		—	8,802
Cost of revenues	—		436		92,602		—	93,038
General and administrative expenses	5,684		—		—		—	5,684
Depreciation and amortization	160		—		5,393		—	5,553
Provision for doubtful accounts	—		—		2,940		—	2,940
Income from equity investments	—		(1,251)		—		—	(1,251)
Loss (gain) on disposal or impairment of long-lived assets, net	293		—		(227)		—	66
Management fees	—		—		3,683		(3,683)	—
Equity in earnings of affiliates	(9,465)	*	(7,486)	*	—		16,951	—
Electronic health records incentives	—		—		(603)		—	(603)
Total operating expenses	(3,328)		(8,301)		103,788		13,268	105,427
Operating income	8,509		8,753		18,088		(17,111)	18,239
Interest (expense) income, net	(12,868)		660		(2,325)		—	(14,533)
(Loss) income before income taxes and discontinued operations	(4,359)		9,413		15,763		(17,111)	3,706
Provision for income taxes	1,090		—		28		—	1,118
(Loss) income from continuing operations	(5,449)		9,413		15,735		(17,111)	2,588
Income (loss) from discontinued operations, net of taxes	—		52		(1,077)		160	(865)
Net (loss) income	(5,449)	*	9,465	*	14,658	*	(16,951)	1,723
Less: Net income attributable to non-controlling interests	—		—		(7,172)		—	(7,172)
Net (loss) income attributable to Symbion, Inc.	$(5,449)		$9,465		$7,486		$(16,951)	$(5,449)

*
Revenues of $3,843 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the three months ended September 30, 2012. This adjustment impacted equity in earnings of affiliates and net (loss) income on the condensed consolidating statement of operations and is deemed by the Company to be an immaterial correction of an error.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Revenues	$15,567	$—	$395,908	$(12,239)	$399,236
Operating expenses:
Salaries and benefits	—	—	113,437	—	113,437
Supplies	—	—	106,203	—	106,203
Professional and medical fees	—	—	31,264	—	31,264
Lease expense	—	—	20,702	—	20,702
Other operating expenses	—	—	27,791	—	27,791
Cost of revenues	—	—	299,397	—	299,397
General and administrative expense	16,847	—	—	—	16,847
Depreciation and amortization	448	—	17,211	—	17,659
Provision for doubtful accounts	—	—	8,290	—	8,290
Income from equity investments	—	(2,858)	(123)	—	(2,981)
(Gain) loss on disposal or impairment of long-lived assets, net	(1,000)	20,812	(13,999)	—	5,813
Management fees	—	—	12,130	(12,130)	—
Equity in earnings of affiliates	(25,911)	(42,175)	—	68,086	—
Litigation settlements, net	—	—	(230)	—	(230)
Total operating expenses	(9,616)	(24,221)	322,676	55,956	344,795
Operating income	25,183	24,221	73,232	(68,195)	54,441
Interest (expense) income, net	(38,736)	1,654	(6,798)	—	(43,880)
(Loss) income before income taxes and discontinued operations	(13,553)	25,875	66,434	(68,195)	10,561
Provision for income taxes	997	—	744	—	1,741
(Loss) income from continuing operations	(14,550)	25,875	65,690	(68,195)	8,820
Income from discontinued operations, net of taxes	—	36	1,106	109	1,251
Net (loss) income	(14,550)	25,911	66,796	(68,086)	10,071
Less: Net income attributable to non-controlling interests	—	—	(24,621)	—	(24,621)
Net (loss) income attributable to Symbion, Inc.	$(14,550)	$25,911	$42,175	$(68,086)	$(14,550)

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2012
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors		Eliminations	Total Consolidated

Revenues	$15,537	*	$1,305		$356,311	*	$(11,661)	$361,492
Operating expenses:
Salaries and benefits	—		1,012		98,524		—	99,536
Supplies	—		23		90,177		—	90,200
Professional and medical fees	—		42		26,603		—	26,645
Lease expense	—		101		18,208		—	18,309
Other operating expenses	—		54		24,554		—	24,608
Cost of revenues	—		1,232		258,066		—	259,298
General and administrative expense	19,970		—		—		—	19,970
Depreciation and amortization	476		—		15,674		—	16,150
Provision for doubtful accounts	—		—		7,596		—	7,596
Income from equity investments	—		(2,929)		—		—	(2,929)
Gain on disposal and impairment of long-lived assets, net	(328)		—		(154)		—	(482)
Management fees	—		—		11,066		(11,066)	—
Equity in earnings of affiliates	(33,408)	*	(28,271)	*	—		61,679	—
Electronic health records incentives	—		—		(603)		—	(603)
Litigation settlements, net	(45)		—		(187)		—	(232)
Total operating expenses	(13,335)		(29,968)		291,458		50,613	298,768
Operating income	28,872		31,273		64,853		(62,274)	62,724
Interest (expense) income, net	(38,323)		1,981		(6,859)		—	(43,201)
(Loss) income before taxes and discontinued operations	(9,451)		33,254		57,994		(62,274)	19,523
Provision for income taxes	3,800		—		(26)		—	3,774
(Loss) income from continuing operations	(13,251)		33,254		58,020		(62,274)	15,749
Income (loss) from discontinued operations, net of taxes	—		154		(1,981)		595	(1,232)
Net (loss) income	(13,251)	*	33,408	*	56,039	*	(61,679)	14,517
Less: Net income attributable to non-controlling interests	—		—		(27,768)		—	(27,768)
Net (loss) income attributable to Symbion, Inc.	$(13,251)		$33,408		$28,271		$(61,679)	$(13,251)

*
Revenues of $11,661 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the nine months ended September 30, 2012. This adjustment impacted equity in earnings of affiliates and net (loss) income on the condensed consolidating statement of operations and is deemed by the Company to be an immaterial correction of an error.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Net (loss) income	$(3,326)	$11,202	$17,448	$(21,032)	$4,292

Comprehensive (loss) income	$(3,326)	$11,202	$17,448	$(21,032)	$4,292
Less: Comprehensive income attributable to non-controlling interests	—	—	(7,618)	—	(7,618)
Comprehensive (loss) income attributable to Symbion, Inc.	$(3,326)	$11,202	$9,830	$(21,032)	$(3,326)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2012
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors		Eliminations	Total Consolidated

Net (loss) income	$(5,449)	*	$9,465	*	$14,658	*	$(16,951)	$1,723

Comprehensive (loss) income	$(5,449)		$9,465		$14,658		$(16,951)	$1,723
Less: Comprehensive income attributable to non-controlling interests	—		—		(7,172)		—	(7,172)
Comprehensive (loss) income attributable to Symbion, Inc.	$(5,449)		$9,465		$7,486		$(16,951)	$(5,449)

*
Revenues of $3,843 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the three months ended September 30, 2012 on the condensed consolidating statement of operations. This adjustment impacted net (loss) income on the condensed consolidating statement of comprehensive income and is deemed by the Company to be an immaterial correction of an error.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Net (loss) income	$(14,550)	$25,911	$66,796	$(68,086)	$10,071

Comprehensive (loss) income	$(14,550)	$25,911	$66,796	$(68,086)	$10,071
Less: Comprehensive income attributable to non-controlling interests	—	—	(24,621)	—	(24,621)
Comprehensive (loss) income attributable to Symbion, Inc.	$(14,550)	$25,911	$42,175	$(68,086)	$(14,550)

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2012
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors		Eliminations	Total Consolidated

Net (loss) income	$(13,251)	*	$33,408	*	$56,039	*	$(61,679)	$14,517

Comprehensive (loss) income	$(13,251)		$33,408		$56,039		$(61,679)	$14,517
Less: Comprehensive income attributable to non-controlling interests	—		—		(27,768)		—	(27,768)
Comprehensive (loss) income attributable to Symbion, Inc.	$(13,251)		$33,408		$28,271		$(61,679)	$(13,251)

*
Revenues of $11,661 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the nine months ended September 30, 2012 on the condensed consolidating statement of operations. This adjustment impacted net (loss) income on the condensed consolidating statement of comprehensive income and is deemed by the Company to be an immaterial correction of an error.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Cash flows from operating activities:
Net (loss) income	$(14,550)	$25,911	$66,796	$(68,086)	$10,071
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations, net of taxes	—	(36)	(1,106)	(109)	(1,251)
Depreciation and amortization	448	—	17,211	—	17,659
Amortization of debt issuance costs and discounts	2,902	—	93	—	2,995
Payment-in-kind interest expense	6,685	—	—	—	6,685
Stock-based compensation	206	—	—	—	206
(Gain) loss on disposal or impairment of long-lived assets, net	(1,000)	20,812	(13,999)	—	5,813
Deferred income taxes	1,352	—	—	—	1,352
Equity in earnings of affiliates	(25,911)	(42,175)	—	68,086	—
Income from equity investments, net of distributions received	—	(446)	(123)	—	(569)
Provision for doubtful accounts	—	—	8,290	—	8,290
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	—	—	(5,999)	—	(5,999)
Other operating assets and liabilities	27,866	(17,892)	(11,440)	109	(1,357)
Net cash (used in) provided by operating activities - continuing operations	(2,002)	(13,826)	59,723	—	43,895
Net cash provided by operating activities - discontinued operations	—	—	353	—	353
Net cash (used in) provided by operating activities	(2,002)	(13,826)	60,076	—	44,248
Cash flows from investing activities:
Purchases of property and equipment, net	(1,359)	—	(10,382)	—	(11,741)
(Payments for acquisitions) proceeds from divestitures, net of cash	—	(1,300)	1,785	—	485
Net cash used in (provided by) investing activities - continuing operations	(1,359)	(1,300)	(8,597)	—	(11,256)
Net cash provided by investing activities - discontinued operations	—	—	3,725	—	3,725
Net cash used in investing activities	(1,359)	(1,300)	(4,872)	—	(7,531)
Cash flows from financing activities:
Principal payments on long-term debt	—	—	(43,058)	—	(43,058)
Borrowings of long-term debt	—	—	8,180	—	8,180
Payments of debt issuance costs	—	—	(427)	—	(427)
Change in restricted invested assets	—	—	4,992	—	4,992
Distributions to non-controlling interest holders	—	—	(23,770)	—	(23,770)
Proceeds from ownership transactions with consolidated affiliates	—	912	—	—	912
Other financing activities	—	—	(62)	—	(62)
Net cash provided by (used in) financing activities - continuing operations	—	912	(54,145)	—	(53,233)
Net cash used in financing activities - discontinued operations	—	—	(125)	—	(125)
Net cash provided by (used in) financing activities	—	912	(54,270)	—	(53,358)
Net (decrease) increase in cash and cash equivalents	(3,361)	(14,214)	934	—	(16,641)
Cash and cash equivalents at beginning of period	8,505	26,174	39,689	—	74,368
Cash and cash equivalents at end of period	$5,144	$11,960	$40,623	$—	$57,727

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2012
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors		Eliminations	Total Consolidated

Cash flows from operating activities:
Net (loss) income	$(13,251)	*	$33,408	*	$56,039	*	$(61,679)	$14,517
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss (income) from discontinued operations, net of taxes	—		(154)		1,981		(595)	1,232
Depreciation and amortization	476		—		15,674		—	16,150
Amortization of debt issuance costs and discounts	2,843		—		—		—	2,843
Payment-in-kind interest expense	6,166		—		—		—	6,166
Stock-based compensation	1,944		—		—		—	1,944
(Gain) loss on disposal or impairment of long-lived assets, net	(328)		—		(154)		—	(482)
Deferred income taxes	6,848		—		—		—	6,848
Equity in earnings of affiliates	(33,408)	*	(28,271)	*	—		61,679	—
Income from equity investments, net of distributions received	—		(1,276)		—		—	(1,276)
Provision for doubtful accounts	—		—		7,596		—	7,596
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	—		—		(2,831)		—	(2,831)
Other operating assets and liabilities	31,043	*	13,544	*	(42,459)		595	2,723
Net cash (used in) provided by operating activities - continuing operations	2,333		17,251		35,846		—	55,430
Net cash provided by operating activities - discontinued operations	—		—		684		—	684
Net cash (used in) provided by operating activities	2,333		17,251		36,530		—	56,114
Cash flows from investing activities:
Purchases of property and equipment, net	(291)		—		(9,735)		—	(10,026)
Payments for acquisitions, net of cash	—		(18,474)		—		—	(18,474)
Other investing activities	—		—		83		—	83
Net cash used in investing activities - continuing operations	(291)		(18,474)		(9,652)		—	(28,417)
Net cash provided by investing activities - discontinued operations	—		—		7,164		—	7,164
Net cash used in investing activities	(291)		(18,474)		(2,488)		—	(21,253)
Cash flows from financing activities:
Principal payments on long-term debt	—		—		(6,411)		—	(6,411)
Borrowings of long-term debt	—		—		10,257		—	10,257
Distributions to non-controlling interest holders	—		—		(28,469)		—	(28,469)
Payments related to ownership transactions with consolidated affiliates	—		(320)		—		—	(320)
Other financing activities	—		—		60		—	60
Net cash used in financing activities - continuing operations	—		(320)		(24,563)		—	(24,883)
Net cash used in financing activities - discontinued operations	—		—		(918)		—	(918)
Net cash used in financing activities	—		(320)		(25,481)		—	(25,801)
Net increase (decrease) in cash and cash equivalents	2,042		(1,543)		8,561		—	9,060
Cash and cash equivalents at beginning of period	5,509		27,617		29,370		—	62,496
Cash and cash equivalents at end of period	$7,551		$26,074		$37,931		$—	$71,556

*
Revenues of $11,661 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the nine months ended September 30, 2012 on the condensed consolidating statement of operations. This adjustment impacted net (loss) income, equity in earnings of affiliates and changes in other operating assets and liabilities on the condensed consolidating statement of cash flows and is deemed by the Company to be an immaterial correction of an error.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

9. Subsequent Events
None.

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

•
uncertainty associated with the implementation of legislative and regulatory initiatives relating to healthcare reform and healthcare spending and the possible enactment of additional federal or state healthcare reforms affecting the healthcare industry;

•	the risk that payments from third-party payors, including government healthcare programs, decrease or remain constant and our costs increase;

•	the status of the federal economy and its impact on the healthcare sector;

•	our dependence upon payments from third-party payors, including governmental healthcare programs and managed care organizations;

•	our ability to acquire and develop additional surgical facilities on favorable terms and to integrate their business operations successfully;

•	our ability to enter into strategic alliances with healthcare systems that are leaders in their markets;

•	efforts to regulate the construction, acquisition or expansion of healthcare facilities;

•	our ability to attract and maintain good relationships with physicians who use our facilities;

•	our ability to enhance operating efficiencies at our surgical facilities and to control costs as the volume of cases performed at our facilities changes;

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
As of November 8, 2013, we owned and operated 49 surgical facilities, including 43 ASCs and six surgical hospitals.  We also managed seven additional ASCs.  We owned a majority interest in 29 of the 49 surgical facilities and consolidated 45 facilities for financial reporting purposes.  In addition to our surgical facilities, we also manage one physician clinic in a market in which we operate an ASC and a surgical hospital.
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
We continue to focus on improving the performance of our same store facilities, selectively acquiring established facilities and developing new facilities. Effective January 1, 2013, we exercised our contractual right to hold a majority of the Governor seats on the Governing Board of our surgical hospital located in Great Falls, Montana. As we now control the majority of the Governor seats on the Governing Board, we consolidate this facility for financial reporting purposes. Prior to January 1, 2013, this facility was accounted for using the equity method for financial reporting purposes.
Effective July 1, 2013, we acquired a 58.7% ownership interest in a surgical facility located in Irvine, California. We merged the operations of the acquired facility with an existing surgical facility in this market which is consolidated for financial reporting purposes. The purchase price of the acquisition was $1.1 million. The acquisition was financed with cash from operations.
Effective July 31, 2013, we acquired a 20.0% ownership interest in a surgical facility located in Jackson, Tennessee.  The purchase price of the acquisition was $1.3 million, which was financed with cash from operations.  This investment is accounted for using the equity method for financial reporting purposes. We entered into a management agreement with the facility in April 2012 and continue to manage the facility.
Revenues
Our revenues consist of patient services revenues and other services revenues.  Our patient services revenues relate to fees charged for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes.  Other services revenues consist of management and administrative service fees derived from the non-consolidated facilities that we account for under the equity method, management of surgical facilities in which we do not own an interest, and management services we provide to physician clinics for which we are not required to provide capital or additional assets.
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Patient services revenues	99.0%	98.4%	99.0%	98.5%
Other services revenues	1.0%	1.6%	1.0%	1.5%
Total revenues	100.0%	100.0%	100.0%	100.0%

Payor Mix
The following table sets forth by type of payor the percentage of our patient services revenues generated in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Private insurance	59.3%	60.7%	59.2%	62.6%
Government	34.3%	32.2%	33.6%	29.6%
Self-pay	2.8%	2.8%	2.8%	2.9%
Other	3.6%	4.3%	4.4%	4.9%
Total patient services revenues	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Cardiology	2.1%	2.2%	2.0%	0.7%
Ear, nose and throat	5.1%	5.3%	5.8%	5.9%
Gastrointestinal	28.7%	29.5%	28.4%	30.5%
General surgery	3.9%	3.7%	3.9%	3.6%
Obstetrics/gynecology	3.8%	3.8%	3.7%	3.3%
Ophthalmology	17.6%	16.6%	16.9%	16.3%
Orthopedic	14.7%	15.3%	15.4%	15.7%
Pain management	13.4%	13.5%	13.0%	13.7%
Plastic surgery	2.2%	2.3%	2.3%	2.4%
Other	8.5%	7.8%	8.6%	7.9%
Total	100.0%	100.0%	100.0%	100.0%

Case Growth
Same Store Information
We define same store facilities as those facilities that were operating throughout both the three and nine months ended September 30, 2013 and 2012. The following same store facilities tables includes information about both consolidated surgical facilities included in continuing operations whose revenue is included in our revenue and non-consolidated surgical facilities that are not reported in our revenue, as we account for these surgical facilities using the equity method.  This same store facilities tables are presented to allow comparability to other companies in our industry for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Cases	57,084	56,774	164,306	171,032
Case growth	0.5%		(3.9)%
Net patient services revenue per case	$2,409	$2,284	$2,251	$2,105
Net patient services revenue per case growth	5.5%		6.9%
Number of same store surgical facilities	47		45
Consolidated Information
The following tables set forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated. Accordingly, the tables include surgical facilities that we have acquired or developed since January 1, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Cases	53,654	54,021	162,746	165,500
Case growth	(0.7)%		(1.7)%
Net patient services revenue per case	$2,370	$2,249	$2,424	$2,146
Net patient services revenue per case growth	5.4%		13.0%
Number of consolidated surgical facilities	45		45

Sources of Revenue and Recent Regulatory Developments
We are dependent upon private and government third-party sources of payment for the healthcare patient services we provide. The amounts that our surgical facilities receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid, and state and federal regulations, cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. The disclosures in this section are meant to supplement, and should be read in connection with, the disclosures set forth under the headings "Sources of Revenue" and "Governmental Regulation" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and the "Sources of Revenue and Recent Regulatory Developments" sections of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013.
Medicare Reimbursement-Ambulatory Surgery Centers
Payments under the Medicare program to ASCs are made through a system whereby the Secretary of the Department of Health and Human Services ("HHS") determines payment amounts prospectively for various categories of medical services performed in ASCs based upon the hospital outpatient prospective payment system ("OPPS"). On July 19, 2013, the Centers for Medicare and Medicaid Services ("CMS") published a proposed rule to update the Medicare program's payment policies and rates for ASCs for calendar year ("CY") 2014. Among other things, the proposed rule applies a 0.9% increase to the ASC payment rate for CY 2014 for ASCs that successfully report the quality measures for the ASC Quality Reporting (“ASCQR”) Program. The payment rate increase is based on a proposed consumer price index for all urban consumers (CPI-U) update of 1.4%, which is reduced by a multi-factor productivity adjustment of 0.5%. Those ASCs that do not successfully report quality data under the ASCQR Program will receive a payment reduction of 1.1%. The proposed rule also adds five new quality measures to the ASCQR Program that ASCs will need to report in order to be eligible to receive the full payment rate update for CY 2016 and subsequent years. CMS proposed that data collection for these five measures would begin in CY 2014.

Medicare Reimbursement-Hospital Inpatient Services
Six of our surgical facilities are licensed as hospitals. Most inpatient services provided by hospitals are reimbursed by Medicare under the inpatient prospective payment system (“IPPS”). Under the IPPS, a hospital receives a fixed amount for inpatient hospital services based on each patient's final assigned Medicare-severity diagnosis related group (“MS-DRG”). Each MS-DRG is assigned a payment rate that is prospectively set using national average resources used per case for treating a patient with a particular diagnosis. This MS-DRG assignment also affects the prospectively determined capital rate paid with each MS-DRG. MS-DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. The index used to adjust the MS-DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services.
On August 19, 2013, CMS published the IPPS final rule for federal fiscal year (“FFY”) 2014, which began on October 1, 2013. Under the FFY 2014 final rule, rates for inpatient stays in hospitals paid under the IPPS that successfully report certain quality data under the Hospital Inpatient Quality Reporting (“IQR”) Program will be increased by 0.7%. Those hospitals that do not successfully report quality data under the IQR Program will receive a payment rate decrease of 1.3%.
Medicare Reimbursement-Hospital Outpatient Services
On July 19, 2013, CMS published its OPPS proposed rule for CY 2014. Among other things, the proposed rule provides for a payment rate increase of 1.8% for hospitals that meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting ("OQR") Program and a payment rate decrease of 0.2% for hospitals that do not meet the requirements. The proposed rate increase is based on a proposed hospital market basket increase of 2.5%, which is reduced by a multi-factor productivity adjustment of 0.4% and an additional 0.3% reduction required by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”).
Budget Control Act of 2011
On August 2, 2011, the Budget Control Act of 2011 (the “BCA”) was enacted. The BCA increased the nation's debt ceiling, while taking steps to reduce the federal deficit. The BCA requires $1.2 trillion in automatic across-the-board spending reductions for FFY 2013 through FFY 2021, split evenly between domestic and defense spending. While certain programs (including the Medicaid program) are protected from these automatic spending reductions, payments to Medicare providers may be subject to reductions of up to 2.0%. The BCA's automatic spending reductions were originally set to begin on January 2, 2013. However, the enactment of the American Taxpayer Relief Act of 2012 postponed the implementation of the automatic spending reductions required by the BCA until March 1, 2013. On March 1, 2013, President Barack Obama signed an order implementing the automatic spending reductions required by the BCA. If the BCA's automatic spending reductions become permanent, they could adversely affect our business, results of operations or financial condition.
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
Adoption of Electronic Health Records
The HITECH Act  includes provisions designed to increase the use of Electronic Health Records (“EHR”) by both physicians and hospitals. Beginning with FFY 2011 and extending through FFY 2016, eligible hospitals may receive incentive payments based upon successfully demonstrating meaningful use of its certified EHR technology. Beginning in FFY 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in incentives. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages. Stage 1 has been in effect since 2011 and on August 23, 2012, HHS released final requirements for Stage 2, which will take effect starting in FFY 2014 for hospitals. We strive to comply with the EHR meaningful use requirements of the HITECH Act so as to qualify for incentive payments. Continued implementation of EHR and compliance with the HITECH Act will result in significant costs.  During the three and nine months ended September 30, 2013, we spent $449,000 and $3.0 million, respectively, related to hardware, software and implementation costs, of which $352,000 and $2.5 million was capitalized. We spent spent $450,000 and $518,000 on hardware, software and implementations costs, of which $448,000 was capitalized during each of the three and nine months ended September 30, 2012, respectively. We expect to receive incentive payments and recognize corresponding revenue upon the completion of the EHR meaningful use requirements. During the three and nine months ended September 30, 2012, we received and recognized $603,000 in incentive payments.
Healthcare Reform
The Affordable Care Act has been subject to a number of challenges to its constitutionality. However, on June 28, 2012, the United States Supreme Court upheld most of the Affordable Care Act, including the “individual mandate” provision, which generally requires all individuals to purchase healthcare insurance or pay a penalty. The only provision of the Affordable Care Act that the Supreme Court struck down as unconstitutional was the provision that would have allowed the federal government to revoke all federal Medicaid funding to any state that did not expand its Medicaid program. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs, which would result in the Affordable Care Act not providing coverage to some low-income persons in those states. In addition, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act, and a number of provisions of the Affordable Care Act that were supposed to become effective in CY 2014, such as the provision that requires employers with 50 or more full-time employees or full-time employee equivalents to provide affordable health insurance to those employees, have been delayed until 2015. As a result, it is difficult to predict the impact the Affordable Care Act will have on our business given the delay in implementing regulations and key provisions of the Affordable Care Act and the possible ongoing amendment or repeal of elements of the Affordable Care Act. However, depending on how the Affordable Care Act is ultimately interpreted, amended and implemented, it could have an adverse effect on our business, financial condition and results of operations.
Recovery Audit Contractors
Several years ago, CMS implemented a Recovery Audit Contractor (“RAC”) program. RACs are private contractors contracting with CMS to identify overpayments and underpayments for healthcare patient services through post-payment reviews of claims submitted by Medicare and Medicaid providers. Our facilities continue to receive letters from RAC auditors requesting repayment of alleged overpayments for services and incur expenses associated with responding to and appealing these RAC requests, as well as the costs of repaying any overpayments. Although the repayments requested to date as a result of RAC audits have not been material to our company, we are unable to quantify the financial impact of the RAC audits on our facilities given the pending appeals and uncertainty about the extent of future RAC audits.
Quality Improvement
Quality of care and value-based purchasing of healthcare services have become increasingly significant trends and competitive factors in the healthcare industry. In 2005, CMS began making available to the public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. Since that time, CMS has on several occasions increased the number of quality measures hospitals are required to report in order to receive the full IPPS and OPPS market basket updates. In addition, in 2012, CMS implemented the ASCQR Program for ASCs, which requires ASCs to report certain quality measures for services that are provided on or after October 1, 2012, in order to receive the full reimbursement rate increases for CY 2014 and subsequent years.
If the public performance data becomes a primary factor in determining where patients choose to receive care, and if competing hospitals and ASCs have better results than our facilities on those measures, we would expect that our patient volumes could decline. In addition, if our hospitals are in the top quartile for high hospital-acquired conditions ("HAC") for discharges beginning on October 1, 2014 or are unable to meet the required quality measures, the implementation of value-based purchasing and quality care programs potentially could have a negative impact on our revenues.
Value-Based Purchasing
There is a trend in the healthcare industry toward value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities.
The Affordable Care Act requires HHS to implement a Hospital Value-Based Purchasing Program ("VBP Program"). The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. Currently, Congress has not directed HHS to implement a value-based purchasing program for ASC services.
The FFY 2014 IPPS final rule updates the required measures and financial incentives available in the Hospital VBP Program. For FFY 2014, CMS is increasing the applicable reduction percentage, the portion of Medicare payments available to fund the Hospital VBP Program's incentive payments, to 1.25%, which increases the total estimated amount available for these incentive payments. The FFY 2014 IPPS final rule also adds new quality of performance measures to the VBP Program.
Hospital-Acquired Conditions Reduction Program
The promotion of quality of care has become a significant trend in the healthcare industry. In addition to setting the standards for payment for Medicare-covered inpatient services, the FFY 2014 IPPS final rule lays out a framework for implementation of the new Hospital-Acquired Conditions Reduction Program, which begins in 2015. Under this program, hospitals that rank in the lowest-performing quartile of hospital- acquired conditions will be paid 99% of what they would otherwise be paid under the IPPS beginning in FFY 2015. In general, a hospital-acquired condition is a medical condition or complication that a patient develops during a hospital stay, which was not present at the time of admission to the hospital. To determine this quartile, CMS established quality measures and a scoring methodology as well as a process for hospitals to review and correct their data.

Operating Income Margin
Our operating income margin for the three months ended September 30, 2013 increased to 15.4% from 14.7% for the three months ended September 30, 2012. During the 2013 period, we recorded a gain of $1.5 million for liability settlements in connection with the asset sale related to our surgical hospital in Austin, Texas. Excluding the impact of this item from the 2013 period, our operating income margin was 14.2% in the 2013 period and 14.7% in the 2012 period.
Acquisitions and Developments
Effective January 1, 2013, we exercised our contractual right to hold a majority of the Governor seats on the Governing Board of our surgical hospital located in Great Falls, Montana. As we now control the majority of the Governor seats on the Governing Board, we consolidate this facility for financial reporting purposes. Prior to January 1, 2013, this facility was accounted for using the equity method for financial reporting purposes.
Effective July 1, 2013, we acquired a 58.7% ownership interest in a surgical facility located in Irvine, California. We merged the operations of the acquired facility with an existing surgical facility in this market which is consolidated for financial reporting purposes. The purchase price of the acquisition was $1.1 million. The acquisition was financed with cash from operations.
Effective July 31, 2013, we acquired a 20.0% ownership interest in a surgical facility located in Jackson, Tennessee.  The purchase price of the acquisition was $1.3 million, which was financed with cash from operations.  This investment is accounted for using the equity method for financial reporting purposes.  We entered into a management agreement with the facility in April 2012 and continue to manage the facility.
Discontinued Operations and Divestitures
Effective February 28, 2013, we ceased operations at our surgical facility located in San Antonio, Texas. We recognized a loss of $1.0 million on the disposal. For the three and nine months ended September 30, 2013 and 2012, the results of operations related to this facility were included in discontinued operations.
Effective April 8, 2013, we sold our interest in the surgical facility located in Havertown, Pennsylvania. We recorded net proceeds of $3.2 million on this transaction and recognized a gain of $930,000. For the three and nine months ended September 30, 2013 and 2012, the results of operations related to this facility were included in discontinued operations. Concurrent with the sale, a new management service company was created to provide various management services to this surgical facility. We acquired a 48.0% non-consolidating ownership interest in the new management service company as part of the consideration received for the sale of our interest in the surgical facility. Additionally, we entered into an agreement to manage the new management service company.
A summary of certain operating results impacting the statements of operations related to discontinued operations follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$—	$2,653	$1,893	$12,987
Operating income (loss)	7	(374)	161	(1,154)
(Gain) loss on sale or disposal	(39)	387	(602)	(240)
Provision for (benefit from) income taxes	—	104	(488)	318
Income (loss) from discontinued operations, net of taxes	46	(865)	1,251	(1,232)
Effective January 29, 2013, we sold our ownership interest in a surgical facility located in Novi, Michigan for proceeds of approximately $310,000 and recognized a gain of $269,000. We previously recorded impairment of $2.9 million related to this investment during the year ended December 31, 2011. This facility was accounted for as an equity method investment.
Effective June 30, 2013, we completed an asset sale related to our surgical hospital located in Austin, Texas. As part of the transaction, a new entity was formed to operate the surgical hospital. The new entity acquired the equipment and inventory of the surgical hospital as well as the rights to various licensing agreements, contracts and leases associated with the operations of the surgical hospital. As part of the transaction, we received proceeds of $2.7 million in cash and a 25.0% non-consolidating ownership interest in the new entity. We will continue to provide management services to the new entity. We recognized a loss of $6.2 million as a result of the sale.

Results of Operations
The following tables summarize certain results from the statements of operations for the three and nine months ended September 30, 2013 and 2012. The tables also show the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$128,929	100.0%	$123,666	100.0%
Cost of revenues	96,732	75.0%	93,038	75.2%
General and administrative expenses	5,723	4.4%	5,684	4.6%
Depreciation and amortization	6,030	4.7%	5,553	4.5%
Provision for doubtful accounts	3,066	2.4%	2,940	2.4%
Income from equity investments	(1,061)	(0.8)%	(1,251)	(1.0)%
(Gain) loss on disposal or impairment of long-lived assets, net	(1,366)	(1.1)%	66	0.1%
Electronic health records incentives	—	—%	(603)	(0.5)%
Litigation settlements, net	(32)	—%	—	—%
Total operating expenses	109,092	84.6%	105,427	85.3%
Operating income	19,837	15.4%	18,239	14.7%
Interest expense, net	(14,484)	(11.2)%	(14,533)	(11.8)%
Income before income taxes and discontinued operations	5,353	4.2%	3,706	2.9%
Provision for income taxes	1,107	0.9%	1,118	0.9%
Income from continuing operations	4,246	3.3%	2,588	2.0%
Income (loss) from discontinued operations, net of taxes	46	—%	(865)	(0.7)%
Net income	4,292	3.3%	1,723	1.3%
Less: Net income attributable to non-controlling interests	(7,618)	(5.9)%	(7,172)	(5.7)%
Net loss attributable to Symbion, Inc.	$(3,326)	(2.6)%	$(5,449)	(4.4)%

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$399,236	100.0%	$361,492	100.0%
Cost of revenues	299,397	75.0%	259,298	71.7%
General and administrative expenses	16,847	4.2%	19,970	5.5%
Depreciation and amortization	17,659	4.4%	16,150	4.4%
Provision for doubtful accounts	8,290	2.1%	7,596	2.1%
Income from equity investments	(2,981)	(0.7)%	(2,929)	(0.8)%
Loss (gain) on disposal or impairment of long-lived assets, net	5,813	1.5%	(482)	(0.1)%
Electronic health records incentives	—	—%	(603)	(0.1)%
Litigation settlements, net	(230)	(0.1)%	(232)	(0.1)%
Total operating expenses	344,795	86.4%	298,768	82.6%
Operating income	54,441	13.6%	62,724	17.4%
Interest expense, net	(43,880)	(11.0)%	(43,201)	(12.0)%
Income before income taxes and discontinued operations	10,561	2.6%	19,523	5.4%
Provision for income taxes	1,741	0.4%	3,774	1.0%
Income from continuing operations	8,820	2.2%	15,749	4.4%
Income (loss) from discontinued operations, net of taxes	1,251	0.3%	(1,232)	(0.3)%
Net income	10,071	2.5%	14,517	4.1%
Less: Net income attributable to non-controlling interests	(24,621)	(6.1)%	(27,768)	(7.8)%
Net loss attributable to Symbion, Inc.	$(14,550)	(3.6)%	$(13,251)	(3.7)%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Overview. During the three months ended September 30, 2013, our revenues increased 4.3% to $128.9 million from $123.7 million for the three months ended September 30, 2012. We incurred a net loss attributable to Symbion, Inc. for the 2013 period of $3.3 million, compared to a net loss of $5.4 million for the 2012 period.
Our financial results for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 reflect the addition of our surgical hospital in Great Falls, Montana that we began consolidating for financial reporting purposes effective January 1, 2013 and the asset sale related to our surgical hospital in Austin, Texas on June 30, 2013.
Revenues. Revenues for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2013	2012	Dollar Variance	Percent Variance

Patient services revenues	$127,528	$121,689	$5,839	4.8%
Other services revenues	1,401	1,977	(576)	(29.1)%
Total revenues	$128,929	$123,666	$5,263	4.3%
Patient services revenues increased 4.8% to $127.5 million for the three months ended September 30, 2013 compared to $121.7 million for the three months ended September 30, 2012 primarily attributable to the addition of new patient service lines at our surgical hospitals.
Cost of Revenues. Cost of revenues increased to $96.7 million for the three months ended September 30, 2013 compared to $93.0 million for the three months ended September 30, 2012. The increase is primarily driven by the related increase in revenues from the addition of new patient service lines at our surgical hospitals. As a percentage of revenues, cost of revenues were 75.0% in the 2013 period and 75.2% in the 2012 period.
General and Administrative Expenses. General and administrative expenses were $5.7 million for both the three months ended September 30, 2013 and 2012. As a percentage of revenues, general and administrative expenses were 4.4% for the 2013 period compared to 4.6% for the 2012 period due to our leveraging of corporate overhead costs.

Depreciation and Amortization. Depreciation and amortization expenses increased to $6.0 million for the three months ended September 30, 2013 compared to $5.6 million for the three months ended September 30, 2012. As a percentage of revenues, depreciation and amortization expenses were 4.7% for the 2013 period compared to 4.5% for the 2012 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $3.1 million for the three months ended September 30, 2013 compared to $2.9 million for the three months ended September 30, 2012. As a percentage of revenues, the provision for doubtful accounts was 2.4% for both the 2013 period and the 2012 period.
(Gain) Loss on Disposal or Impairment of Long-Lived Assets. Gain on disposal or impairment of long-lived assets was $1.4 million for the three months ended September 30, 2013 compared to a loss of $66,000 for the three months ended September 30, 2012. In the 2013 period, we had a gain of $1.5 million for liability settlements associated with the asset sale related to our surgical hospital in Austin, Texas.
Operating Income. Operating income was $19.8 million for the three months ended September 30, 2013 compared to $18.2 million for the three months ended September 30, 2012. In the three months ended September 30, 2013, we recorded a gain of $1.5 million in connection with the asset sale related to our surgical hospital located in Austin, Texas. Excluding the impact of this item from the 2013 period, our operating income margin was 14.2% in the three months ended September 30, 2013 and 14.7% in the three months ended September 30, 2012. The decrease is primarily attributable to $603,000 of income from electronic health records incentives in the 2012 period.
Interest Expense, Net. Interest expense, net, was $14.5 million for both the three months ended September 30, 2013 and 2012.
Provision for Income Taxes.  The provision for income taxes was $1.1 million for both the three months ended September 30, 2013 and 2012. Income tax expense in each period is primarily attributable to non-cash deferred income tax expense related to our partnership investments.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests increased to $7.6 million for the three months ended September 30, 2013 compared to $7.2 million for the three months ended September 30, 2012. This increase is primarily due to the increase in our operating income from consolidated facilities.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Overview. During the nine months ended September 30, 2013, our revenues increased 10.4% to $399.2 million from $361.5 million for the nine months ended September 30, 2012. We incurred a net loss attributable to Symbion, Inc. for the 2013 period of $14.6 million, compared to $13.3 million for the 2012 period.
Our financial results for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 reflect the addition of three surgical facilities that we consolidate for financial reporting purposes and the asset sale related to our surgical hospital in Austin, Texas.
Revenues. Revenues for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012	Dollar Variance	Percent Variance

Patient services revenues	$395,390	$355,808	$39,582	11.1%
Other services revenues	3,846	5,684	(1,838)	(32.3)%
Total revenues	$399,236	$361,492	$37,744	10.4%
Patient services revenues increased 11.1% to $395.4 million for the nine months ended September 30, 2013 compared to $355.8 million for the nine months ended September 30, 2012. This increase is primarily attributable to surgical facilities acquired since January 1, 2012 and the addition of new patient service lines at our surgical hospitals.
Cost of Revenues. Cost of revenues increased to $299.4 million for the nine months ended September 30, 2013 compared to $259.3 million for the nine months ended September 30, 2012 primarily attributable to surgical facilities acquired since January 1, 2012. As a percentage of revenues, cost of revenues increased to 75.0% for the 2013 period compared to 71.7% for the 2012 period. This increase is primarily due to volatility in case volume in the first half of 2013, which impacted our ability to adjust certain facilities' cost structures during periods of lower volumes. In addition, we had a $1.7 million favorable lawsuit settlement at one of our surgical hospitals in the 2012 period that was recorded in cost of revenues.
General and Administrative Expenses. General and administrative expenses decreased to $16.8 million for the nine months ended September 30, 2013 compared to $20.0 million for the nine months ended September 30, 2012. We recognized a $1.6 million stock option modification charge in the 2012 period and had $1.4 million less incentive compensation expense included in the 2013 period compared to the 2012 period. Excluding the $3.0 million impact to general and administrative expenses as a result of these items, general and administrative expenses for the 2012 period were $17.0 million. As a percentage of revenues after excluding these items from the 2012 period, general and administrative expenses were 4.2% for the 2013 period compared to 4.7% for the 2012 period due to our leveraging of corporate overhead costs.

Depreciation and Amortization. Depreciation and amortization expenses increased to $17.7 million for the nine months ended September 30, 2013 compared to $16.2 million for the nine months ended September 30, 2012. As a percentage of revenues, depreciation and amortization expenses were 4.4% for both the 2013 period and the 2012 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $8.3 million for the 2013 period compared to $7.6 million for the 2012 period. As a percentage of revenues, the provision for doubtful accounts was 2.1% for both the 2013 period and the 2012 period.
Loss (Gain) on Disposal or Impairment of Long-Lived Assets. Loss on disposal or impairment of long-lived assets was $5.8 million for the 2013 period compared to a $482,000 gain on disposal or impairment of long-lived assets for the 2012 period. During the 2013 period, we recorded a $6.2 million loss on the asset sale related to our surgical hospital in Austin, Texas.
Operating Income. Our operating income was $54.4 million for the nine months ended September 30, 2013 compared to $62.7 million for the nine months ended September 30, 2012. During the 2013 period, we recorded a loss of $6.2 million in connection with the asset sale related to our surgical hospital in Austin, Texas. During the 2012 period, we recognized a $1.7 million stock modification charge and a $1.7 million favorable lawsuit settlement at one of our surgical hospitals. Excluding the impact of these items from the results of the applicable periods, our operating income margin for the 2013 period was 15.2% compared to 17.4% for the 2012 period. The decrease is primarily attributable to our surgical hospital in Lubbock, Texas. We have made significant investments in this facility to implement new patient service lines, and the financial impact of these investments as the new patient service lines continue to develop put additional pressure on our operating income margins.
Interest Expense, Net. Interest expense, net, was $43.9 million for the nine months ended September 30, 2013 compared to $43.2 million for the nine months ended September 30, 2012.
Provision for Income Taxes.  The provision for income taxes was $1.7 million for the nine months ended September 30, 2013 compared to $3.8 million for the nine months ended September 30, 2012. Income tax expense in both periods is primarily attributable to non-cash deferred income tax expense related to our partnership investments. The reduction in income tax expense for the 2013 period is primarily related to the deferred tax effect of the asset sale of our surgical hospital in Austin, Texas.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests decreased to $24.6 million for the nine months ended September 30, 2013 compared to $27.8 million for the nine months ended September 30, 2012. This decrease is primarily due to a decrease in our operating income at our consolidated facilities.

Liquidity and Capital Resources
Operating Activities
During the nine months ended September 30, 2013, we generated operating cash flow from continuing operations of $43.9 million compared to $55.4 million for the nine months ended September 30, 2012. We received $1.7 million of proceeds during the 2012 period related to a lawsuit settlement at one of our surgical hospitals. Additionally, cash flow from operations in the current period was impacted by the continued implementation of EHR technology. At September 30, 2013, we had working capital of $79.8 million compared to $67.1 million at December 31, 2012.
Investing Activities
Net cash used in investing activities of continuing operations during the nine months ended September 30, 2013 was $11.3 million. We paid $11.7 million related to purchases of property and equipment. We paid $2.4 million for our acquisitions in Irvine, California and Jackson, Tennessee and had proceeds of $2.7 million from the asset sale related to our surgical hospital in Austin, Texas. We had net proceeds from discontinued operations of $3.7 million, net of distributions to non-controlling interests holders, associated with the sale of our facility in Havertown, Pennsylvania. We acquired a 48.0% non-consolidating ownership interest in a new management service company that provides management services to this facility as part of the consideration for the sale and this investment is reflected in continuing operations.
Net cash used in investing activities of continuing operations during the nine months ended September 30, 2012 was $28.4 million, which included $18.5 million of payments for acquisitions, net of cash acquired of $1.9 million. We paid $10.0 million related to purchases of property and equipment. We had proceeds from discontinued operations of $7.2 million, net of distributions to non-controlling interests holders, primarily related to the sale of surgical facilities located in Fort Worth, Texas and Austin, Texas.
Financing Activities
Net cash used in financing activities of continuing operations during the nine months ended September 30, 2013 was $53.2 million. We distributed $23.8 million in cash to non-controlling interests holders during the period. Under the mandatory redemption provisions of the Toggle Notes, we repaid $21.2 million of the principal outstanding balance on August 23, 2013. We funded this payment with cash from operations. In March 2013, we refinanced the debt of our Idaho Falls, Idaho facility. This refinancing transaction resulted in $6.1 million of borrowings from a new lender, $7.5 million of repayments to the previous lenders and $427,000 of debt issuance cost payments. In the three months ended September 30, 2013, we repaid the $6.1 million of borrowings from the new lender at this facility. Additionally, we made scheduled repayments on our long-term debt during the nine months ended September 30, 2013 of $8.3 million.

Net cash used in financing activities of continuing operations during the nine months ended September 30, 2012 was $24.9 million. We distributed $28.5 million in cash to non-controlling interests holders during the period. We made scheduled principal payments on our long-term debt totaling $6.4 million. We also incurred additional facility level borrowings of $10.3 million during the nine months ended September 30, 2012.
Long-Term Debt
A summary of long-term debt follows (in thousands):

	September 30, 2013	December 31, 2012

Credit Facility	$—	$—
Senior Secured Notes, net of debt issuance discount of $3,117 and $3,868 at September 30, 2013 and December 31, 2012, respectively	337,883	337,132
PIK Exchangeable Notes	114,076	109,688
Toggle Notes	73,475	94,724
Notes payable and secured loans	19,436	28,247
Capital lease obligations	4,849	3,891
Total debt	549,719	573,682
Less: Current maturities	(7,096)	(39,508)
Total long-term debt	$542,623	$534,174
Credit Facility
Our Credit Facility matures on December 15, 2015. As of September 30, 2013, we had letters of credit outstanding of $1.8 million and $48.2 million of availability under the Credit Facility.
The Credit Facility contains financial covenants requiring the us not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change. At September 30, 2013, we were in compliance with all material covenants contained in the Credit Facility.
Senior Secured Notes
The Senior Secured Notes mature on June 15, 2016. The Senior Secured Notes were issued at a 1.51% discount and interest accrues at the rate of 8.00% per annum, payable on June 15 and December 15 of each year.
We may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. In 2013, we may redeem up to 10% of the original aggregate principal amount of the Senior Secured Notes at a price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest. We may also redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with proceeds of certain equity offerings at any time prior to June 15, 2014. At September 30, 2013, we had not redeemed any of the Senior Secured Notes.
At September 30, 2013, we were in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.
PIK Exchangeable Notes
The PIK Exchangeable Notes mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on June 15 and December 15 of each year. We pay interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. We record this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, we reclassify the accrued interest to long-term debt. Due to the required payment-in-kind interest, we increased the principal amount of the PIK Exchangeable Notes by $4.4 million during the nine months ended September 30, 2013. As of September 30, 2013, we had accrued interest of $2.7 million on the PIK Exchangeable Notes.
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
At September 30, 2013, we were in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.
Toggle Notes
The Toggle Notes mature on August 23, 2015.  Beginning with the February 2012 interest payment, all interest under the Toggle Notes is required to be paid in cash. As of September 30, 2013, we had accrued interest of $0.9 million on the Toggle Notes which is included in other current liabilities on the consolidated balance sheet.
The indenture governing the Toggle Notes includes a mandatory redemption provision. Under this provision, if the Toggle Notes would otherwise constitute applicable high yield discount obligations within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended, we are required to redeem, for cash, a portion of the Toggle Notes then outstanding, equal to the mandatory principal redemption amount. Under the mandatory redemption provisions of the Toggle Notes, we repaid $21.2 million of the principal outstanding balance on August 23, 2013. We funded this payment with cash from operations.
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At September 30, 2013, we were in compliance with all material covenants contained in the indenture governing the Toggle Notes.
Notes Payable to Banks
In March 2013, we refinanced the debt of our Idaho Falls, Idaho facility. This refinancing transaction resulted in $6.1 million of borrowings from a new lender, $7.5 million of repayments to the previous lenders and $427,000 of debt issuance cost payments. In the three months ended September 30, 2013, we repaid the $6.1 million of borrowings from the new lender with cash from operations.
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
EBITDA and Consolidated Adjusted EBITDA
When we use the term “EBITDA,” we are referring to net income plus (a) income (loss) from discontinued operations, net of taxes, (b) provision for income taxes, (c) interest expense, net, (d) depreciation and amortization, (e) non-cash (gains) losses, including our loss from debt extinguishment, if any, and (f) non-cash stock-based compensation expense, and less (g) net income attributable to non-controlling interests. Non-controlling interests represent the interests of third parties, such as physicians and in some cases, healthcare systems, that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships, with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.
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
The following table reconciles EBITDA to net cash provided by operating activities - continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

EBITDA	$16,986	$16,863	$53,498	$52,568
Depreciation and amortization	(6,030)	(5,553)	(17,659)	(16,150)
Gain (loss) on disposal or impairment of long-lived assets, net	1,366	(66)	(5,813)	482
Stock-based compensation	(103)	(177)	(206)	(1,944)
Interest expense, net	(14,484)	(14,533)	(43,880)	(43,201)
Provision for income taxes	(1,107)	(1,118)	(1,741)	(3,774)
Net income attributable to non-controlling interests	7,618	7,172	24,621	27,768
Income (loss) from discontinued operations, net of taxes	46	(865)	1,251	(1,232)
Net income	4,292	1,723	10,071	14,517
(Income) loss from discontinued operations, net of taxes	(46)	865	(1,251)	1,232
Depreciation and amortization	6,030	5,553	17,659	16,150
Amortization of debt issuance costs and discounts	1,067	954	2,995	2,843
Payment-in-kind interest expense	2,282	2,109	6,685	6,166
Stock-based compensation	103	177	206	1,944
(Gain) loss on disposal or impairment of long-lived assets, net	(1,366)	66	5,813	(482)
Deferred income taxes	1,038	4,298	1,352	6,848
Income from equity investments, net of distributions received	(228)	(422)	(569)	(1,276)
Provision for doubtful accounts	3,066	2,940	8,290	7,596
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	469	(281)	(5,999)	(2,831)
Other operating assets and liabilities	5,138	4,588	(1,357)	2,723
Net cash provided by operating activities - continuing operations	$21,845	$22,570	$43,895	$55,430

Other Data:
Number of surgical facilities included in continuing operations as of the end of period (1)	56	57	56	57
Number of consolidated surgical facilities included in continuing operations as of the end of period	45	45	45	45

(1)	Includes surgical facilities that we manage but in which we have no ownership.

The following table reconciles Consolidated Adjusted EBITDA to EBITDA and EBITDA to net cash provided by operating activities—continuing operations:

Twelve Months Ended September 30, 2013
(in thousands)

Consolidated Adjusted EBITDA (1)	$77,696
Cash payment on facility lease obligation (2)	5,555
Intercompany notes adjustment (3)	(5,378)
Pro forma transactions and other non-cash adjustments (4)	(3,189)
EBITDA	74,684
Depreciation and amortization	(23,175)
Loss on disposal or impairment of long-lived assets, net	(101)
Stock-based compensation	(319)
Interest expense, net	(58,329)
Provision for income taxes	(8,942)
Net income attributable to non-controlling interests	35,564
Income from discontinued operations, net of taxes	3,173
Net income	22,555
Income from discontinued operations, net of taxes	(3,173)
Depreciation and amortization	23,175
Amortization of debt issuance costs and discounts	3,950
Payment-in-kind interest expense	8,824
Stock-based compensation	319
Loss on disposal or impairment of long-lived assets, net	101
Deferred income taxes	8,392
Income from equity investments, net of distributions received	(1,224)
Provision for doubtful accounts	10,795
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(9,193)
Other operating assets and liabilities	(7,813)
Net cash provided by operating activities - continuing operations	$56,708

(1)	When we use the term Consolidated Adjusted EBITDA, we are referring to EBITDA as reported adjusted for covenant related items per our Credit Facility.

(2)	Represents the cash lease payment adjustment for our facility located in Idaho Falls, Idaho as contemplated by our Credit Facility.

(3)	Adjustments relating to outstanding balances on intercompany notes issued by our restricted subsidiaries as contemplated by our Credit Facility.

(4)	Includes the pro forma effect of transactions and other non-cash adjustments as contemplated by our Credit Facility.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders' prime rate. At September 30, 2013, $1.2 million of our long-term debt was subject to variable rates of interest. Additionally, future borrowings under our Credit Facility would subject us to LIBOR fluctuations. At September 30, 2013, the fair value of our total long-term debt, based on quoted market prices as of this date was approximately $573.4 million.
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
Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 8, 2013

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