Form 10-K
period 2013-12-31
SYMBION INC/TN
filed 2014-03-14
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
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
As of March 14, 2014, there were 1,000 shares of the registrant’s common stock outstanding.

SYMBION, INC.
FORM 10-K

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
These forward-looking statements involve various risks and uncertainties, some of which are beyond our control.  Any or all of our forward-looking statements in this report may turn out to be wrong.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in Item 1A. “Risk Factors.
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

PART I
Item 1. Business
Overview
We own and operate a national network of short stay surgical facilities in 24 states.  Our surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, cardiology, gastroenterology, ophthalmology, orthopedics and pain management.  Some of our surgical hospitals also provide acute care services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care.
We own our surgical facilities in partnership with physicians and in some cases healthcare systems in the markets and communities we serve.  We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure.  We believe this approach aligns our interests with those of our partners.
As of December 31, 2013, we owned and operated 50 surgical facilities, including 44 ASCs and six surgical hospitals.  We also managed seven additional ASCs.  We owned a majority interest in 31 of the 50 surgical facilities and consolidated 46 facilities for financial reporting purposes.  We are reporting one operating surgical facility as discontinued operations. In addition to our surgical facilities, we also manage one physician clinic in a market in which we operate an ASC and a surgical hospital.
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
Industry Overview
The outpatient ambulatory surgery market in the United States has grown to an estimated $20.0 billion industry according to the Medicare Payment Advisory Commission. There are several factors leading to increased utilization of outpatient surgical facilities. We believe physicians often prefer to operate in surgical facilities, as compared to acute care hospitals, because of the efficiency and convenience surgical facilities afford.  Procedures performed at surgical facilities are typically non-emergency, allowing physicians to schedule their time more efficiently and increase the number of procedures performed in a given period.  Surgical facilities also provide physicians with more consistent nurse staffing and faster turnaround time between cases, as compared to acute care hospitals.  Many patients also prefer surgical facilities as a result of more convenient locations, shorter waiting times, and more convenient scheduling and registration than acute care hospitals.
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
Approximately 3,600 surgical procedures performed in ASCs are reimbursed by Medicare. As the Centers for Medicare and Medicaid Services ("CMS") continues to add surgical procedures to Medicare's list of approved ASC procedures, we believe this will have the effect of further expanding the market opportunity. There currently are approximately 5,300 Medicare certified ASCs operating in the United States according to the CMS. As the industry remains very fragmented, we believe there continues to be significant opportunities for consolidation.
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
Operations
Surgical Facility Operations
As of December 31, 2013, we owned (with physician investors or healthcare systems) and operated 50 surgical facilities and managed seven additional surgical facilities.  Six of our surgical facilities are licensed as hospitals.  Our typical ASC is a freestanding facility with about 14,000 square feet of space and four fully equipped operating rooms, two treatment rooms and ancillary areas for preparation, recovery, reception and administration. Our typical surgical hospital is larger than a typical ASC and includes inpatient hospital rooms and, in some cases, an emergency department.
Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics, pain management, cardiology, gastroenterology and ophthalmology.  Some of our surgical hospitals also provide acute care services such as diagnostic imaging, pharmacy, laboratory, obstetrics, physical therapy, oncology and wound care. In certain markets where we believe it is appropriate, we operate surgical facilities that focus on a single specialty.
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
Surgical Facility Ownership Structure
We own and operate our surgical facilities through partnerships or limited liability companies with physicians, physician groups and healthcare systems. One of our wholly owned subsidiaries typically serves as the general partner or managing member of our surgical facilities.  We generally seek to own a majority interest in our surgical facilities, or otherwise have sufficient control over the facilities to be able to consolidate the financial results of operations of the facilities with ours.  In some instances, we will acquire ownership in a surgical facility with the prior owners retaining ownership, and, in some cases, we offer new ownership to other physicians or healthcare systems.  We hold majority ownership in 31 of the 50 surgical facilities in which we own an interest. We provide intercompany loans to our consolidated facilities which often are secured by a pledge of assets of the partnership or limited liability company.  We also have a management agreement with each of the surgical facilities, under which we provide day-to-day management services for a management fee, which is typically equal to a percentage of the revenues of the facility.

Each of the partnerships and limited liability companies through which we own and operate our surgical facilities is governed by a partnership or operating agreement.  These partnership and operating agreements typically provide, among other things, for voting rights and limited transfer of ownership.  The partnership and operating agreements also provide for the distribution of available cash to the owners.  In addition, the agreements typically restrict the physician owners from owning an interest in a competing surgical facility during the period in which the physician owns an interest in our surgical facility and for one year after that period.  The partnership and operating agreements for our surgical facilities typically provide that the facilities will purchase all of the physicians’ ownership if certain adverse regulatory events occur, such as it becoming illegal for the physicians to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility.  The purchase price that we would be required to pay for the ownership is based on predetermined formulas, typically either a multiple of the surgical facility’s EBITDA, as defined in our partnership and operating agreements, or the fair market value of the ownership as determined by an independent third-party appraisal.  Some of these agreements require us to make a good faith effort to restructure our relationships with the physician investors in a manner that preserves the economic terms of the relationship prior to purchasing these interests.  In certain circumstances, we have the right to purchase a physician’s ownership, including upon a physician’s breach of the restriction on ownership provisions of a partnership or operating agreement.  In some cases, we have the right to require the physician owners to purchase our ownership in the event our management agreement with a surgical facility is terminated.  In certain surgical facilities, the physician owners have the right to purchase our ownership upon a change in our control.
Surgical Facilities
The following table sets forth information regarding each of our surgical facilities as of December 31, 2013:

Facility / State	City	Number of Operating Rooms	Number of Treatment Rooms	Symbion Percentage Ownership

Alabama
Birmingham Surgery Center	Birmingham	6	2	60%	(1)
California
Specialty Surgical Center of Beverly Hills / Brighton Way	Beverly Hills	3	2	28%	(1)
Specialty Surgical Center of Beverly Hills / Wilshire Boulevard	Beverly Hills	4	2	29%	(1)
Specialty Surgical Center of Encino	Encino	4	2	53%	(1)
Specialty Surgical Center of Irvine	Irvine	4	1	56%	(1)
Specialty Surgical Center of Westlake Village	Westlake Village	4	2	19%
Colorado
Minimally Invasive Spine Institute	Boulder	2	1	40%	(1)
Animas Surgical Hospital	Durango	4	1	69%	(1)(2)
Florida
Cape Coral Ambulatory Surgery Center	Cape Coral	5	6	65%	(1)
Lee Island Coast Surgery Center	Fort Myers	5	3	43%	(1)
Jacksonville Beach Surgery Center	Jacksonville	4	1	80%	(1)
Tampa Bay Regional Surgery Center	Largo	0	3	57%	(1)
West Bay Surgery Center	Largo	4	4	51%	(1)
The Surgery Center of Ocala	Ocala	4	2	41%	(1)
Blue Springs Surgery Center	Orange City	3	2	34%	(1)
Georgia
Premier Surgery Center	Brunswick	3	0	61%	(1)
The Surgery Center	Columbus	4	2	63%	(1)
Hawaii
Honolulu Spine Center	Honolulu	2	0	61%	(1)
Idaho
Mountain View Hospital	Idaho Falls	10	3	48%	(1)(2)
			43 hospital rooms
Illinois
Valley Ambulatory Surgery Center	St. Charles	6	1	40%	(1)

Facility / State	City	Number of Operating Rooms	Number of Treatment Rooms	Symbion Percentage Ownership

Indiana
New Albany Outpatient Surgery	New Albany	3	1	79%	(1)
Kansas
Cypress Surgery Center	Wichita	6	5	53%	(1)
Kentucky
DuPont Surgery Center	Louisville	5	0	70%	(1)
Louisiana
Physicians Medical Center	Houma	5	3	54%	(1)(2)
			30 hospital rooms
Massachusetts
Worcester Surgery Center	Worcester	4	1	56%	(1)(5)
Missouri
Timberlake Surgery Center	Chesterfield	4	1	62%	(1)
Central Missouri Medical Park Surgical Center	Jefferson City	4	2	42%	(1)
St. Louis Women's Surgery Center	St. Louis			59%	(1)
St. Louis Spine and Orthopedic	Town and Country	3	1	56%	(1)
Mississippi
DeSoto Surgery Center	DeSoto	2	1	—%	(3)
Physicians Outpatient Center	Oxford	4	2	—%	(3)
Montana
Great Falls Clinic Medical Center	Great Falls	3	20 hospital rooms	50%	(1)(2)
Great Falls Clinic Surgery Center	Great Falls	3	2	93%	(1)
New York
South Shore Ambulatory Surgery Center	Lynbrook	4	1	42%	(1)(4)
North Carolina
Orthopaedic Surgery Center of Asheville	Asheville	3	0	54%	(1)
Wilmington SurgCare	Wilmington	7	3	72%	(1)
Ohio
Physicians Ambulatory Surgery Center	Circleville	2	0	53%	(1)
Valley Surgical Center	Steubenville	3	1	58%	(1)
Pennsylvania
Crozer Keystone Surgery Center	Havertown	5	1	48%	(6)
Village SurgiCenter	Erie	5	1	72%	(1)
Rhode Island
East Greenwich Endoscopy Center	East Greenwich	0	4	45%	(1)
East Bay Endoscopy Center	Portsmouth	0	1	75%	(1)
Bayside Endoscopy Center	Providence	0	6	75%	(1)
Ocean State Endoscopy Center	Providence	0	2	53%	(1)
Tennessee
Renaissance Surgery Center	Bristol	2	1	37%	(1)
Cool Springs Surgery Center	Franklin	5	1	36%
Physicians Surgery Center	Jackson	4	0	20%
Baptist Germantown Surgery Center	Memphis	6	1	—%	(3)
East Memphis Surgery Center	Memphis	6	2	—%	(3)
UroCenter	Memphis	3	0	—%	(3)
Union City Surgery Center	Union City	3	1	—%	(3)

Facility / State	City	Number of Operating Rooms	Number of Treatment Rooms	Symbion Percentage Ownership

Texas
Arise Austin Medical Center	Austin	6	1	25%	(2)
			26 hospital rooms
Lubbock Heart and Surgical Hospital	Lubbock	4	74 hospital rooms	58%	(1)(2)
NorthStar Surgical Center	Lubbock	6	3	45%	(1)
Texarkana Surgery Center	Texarkana	4	3	58%	(1)
Washington
Bellingham Surgery Center	Bellingham	4	0	79%	(1)
Microsurgical Spine Center	Puyallup	1	1	50%	(1)

(1)	We consolidate this surgical facility for financial reporting purposes.

(2)	This surgical facility is licensed as a hospital.

(3)	We manage this surgical facility, but do not have ownership in the facility.

(4)
Due to regulatory restrictions in the State of New York, we cannot directly hold ownership in the surgical facility.  We hold a 42% ownership interest in the limited liability company which provides administrative services to this surgical facility and consolidate the facility for financial reporting purposes.  Additionally, we manage this facility.

(5)	Facility reported as discontinued operations as of December 31, 2013.

(6)
We hold a 48% non-consolidating ownership interest in a management service company that provides various management services to this surgical facility. We also have a management services agreement with the management service company.

Strategic Relationships
When attractive opportunities arise, we may develop, acquire or operate surgical facilities through strategic relationships with healthcare systems and other healthcare providers.  We believe that forming a relationship with a healthcare system can enhance our ability to attract physicians and access managed care contracts for our surgical facilities in that market.  As of December 31, 2013, we have relationships with seven healthcare systems relating to 12 ASC's. These healthcare systems include:

▪	Adventist Health System, with which we own and operate a surgical facility in Orange City, Florida;

▪	Baptist Memorial Health Services, Inc. (“Baptist Memorial”), for which we manage six surgical facilities in Memphis, Tennessee and surrounding areas;

▪	Berger Health Foundation, with which we own and operate a surgical facility in Circleville, Ohio;

▪	Lee Health Ventures, with which we own and operate a surgical facility in Ft. Myers, Florida;

▪	Munroe Regional Health Systems, with which we own and operate a surgical facility in Ocala, Florida;

▪	Vanderbilt Health Services, Inc., with which we own and operate a surgical facility in Franklin, Tennessee; and

▪	Wellmont Health Systems, with which we own and operate a surgical facility in Bristol, Tennessee.
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
We manage six surgical facilities owned by Baptist Memorial under management agreements with Baptist Memorial in exchange for a management fee based on a percentage of the revenues of these surgical facilities.  The management agreements terminate in 2019 and may be terminated earlier by either party for material breach after notice and an opportunity to cure.

Acquisitions and Developments
During 2013, our significant acquisitions were as follows:

•	Effective December 1, 2013, we acquired a 52.5% ownership interest in a surgical facility located in Providence, Rhode Island which we consolidate for financial reporting purposes.

•
Effective December 1, 2013, the surgical hospital located in Great Falls, Montana, in which we have a 50.0% consolidating ownership interest, acquired the ancillary services performed at the physician clinic that we manage in the same market.

•
Effective July 31, 2013, we acquired a 20.0% ownership interest in a surgical facility located in Jackson, Tennessee. We entered into a management agreement with this facility in April 2012 and continue to manage this facility. We hold a minority interest in this facility and do not consolidate for financial reporting purposes.

•
Effective July 1, 2013, we acquired a 58.7% ownership interest in a surgical facility located in Irvine, California. We merged the operations of the acquired facility with our existing surgical facility in Irvine, California.

We continuously evaluate opportunities to expand our presence in the surgical facility market by making strategic acquisitions of existing surgical facilities and by developing new surgical facilities in cooperation with local physician partners and, when appropriate, with healthcare systems and other strategic partners.  We have the flexibility to structure our partnerships as two-way arrangements where either we are a majority owner partnered with physicians or we are a minority owner with buy-up rights.  These buy-up rights give us the option to own a controlling interest at some point in the future.  Alternatively, we may choose to pursue a three-way arrangement with physicians and a healthcare system.
Acquisition Program. We employ a dedicated acquisition team with experience in healthcare services.  Our team seeks to acquire surgical facilities that meet our criteria, including prominence and quality of physician partners, specialty mix, opportunities for growth, level of competition in the local market, level of managed care penetration and our ability to access managed care organization contracts.  Our team utilizes its extensive industry contacts, as well as referrals from current physician partners and other sources, to identify, contact and develop potential acquisition candidates.
We believe there are numerous acquisition opportunities that would pass our general screening criteria.  We carefully evaluate each of our acquisition opportunities through an extensive due diligence process to determine which facilities have the greatest potential for growth and profitability improvements under our operating structure.  In many cases, the acquisition team identifies specific opportunities to enhance a facility’s productivity post-acquisition.  For example, we may renovate or construct additional operating or treatment rooms in existing facilities to meet anticipated demand for procedures based on an analysis of local market characteristics.  Our team may also identify opportunities to attract additional physicians to increase the acquired facility’s revenues and profitability.  We have acquired 57 surgical facilities since January 1999.
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
Development of a typical ASC generally occurs over a 12 to 18 month period, depending on whether the facility is being constructed or available space improved.  Total development costs typically amount to four to six million dollars and include improvements to existing space, equipment and other furnishing costs and working capital. We typically fund about 80% of the development costs of a new surgical facility with a combination of corporate borrowings and cash from operations, and the remainder with equity contributed by us and the other owners of the facility.  For our consolidated surgical facilities, the indebtedness typically consists of either intercompany loans that we provide or third-party debt and for our non-consolidated surgical facilities, the indebtedness typically consists of third-party debt for which we provide a guarantee for only our pro rata share.
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

The American Recovery and Reinvestment Act of 2009 (the "ARRA") provides for Medicare and Medicaid incentive payments for eligible hospitals and professionals that implement and achieve meaningful use of certified Electronic Health Records ("EHR") technology. Our surgical hospitals have implemented systems to comply with the EHR meaningful use requirements of the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) in time to qualify for the maximum available incentive payments. Compliance with the meaningful use requirements has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing EHR solutions along with costs associated with the hardware and software components of the project.
We calculate net revenues through a combination of manual and system generated processes.  Our operating systems include insurance modules that allow us to establish profiles of insurance plans and their respective payment rates.  The systems then match the charges with the insurance plan rates and compute a contractual adjustment estimate for each patient account.  We then manually review the reasonableness of the systems’ contractual adjustment estimate using the insurance profiles.  This estimate is adjusted, if needed, when the insurance payment is received and posted to the account.  Net revenues are computed and reported by the systems as a result of this activity.
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
We also market our surgical facilities directly to payors, such as health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), and other managed care organizations and employers.  Payor marketing activities conducted by our corporate office management and facility administrators emphasize the high quality of care, cost advantages and convenience of our surgical facilities, and are focused on making each surgical facility an approved provider under local managed care plans.
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
Employees
At December 31, 2013, we had approximately 2,100 employees, including approximately 1,300 full-time employees.  None of our employees are represented by a collective bargaining agreement.  We believe that we have a good relationship with our employees.

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
Sources of Revenue
The majority of our revenues in 2013 were obtained from facility fees related to healthcare services performed in our surgical facilities. The fee charged varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications.  Our fees do not typically include professional fees charged by the patient's surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.  However, in a very limited number of surgical facilities, we charge for anesthesia services. We recognize our facility fees on the date of service, net of estimated contractual adjustments and discounts for third-party payors, including Medicare and Medicaid.  Any changes in estimated contractual adjustments and discounts are recorded in the period of change.
We are dependent upon private and government third-party sources of payment for the services we provide.  The amounts that our surgical facilities receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations as well as cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. Approximately 33.5%, 30.5% and 25.6% of our patient service revenues were from government sources, mostly Medicare, for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table sets forth the percentage of our total patient service revenues for our consolidated surgical facilities included in continuing operations by type of payor for the periods indicated:

	Year Ended December 31,
	2013	2012	2011

Private Insurance	59.7%	62.5%	66.7%
Government	33.5%	30.5%	25.6%
Self-pay	2.9%	2.3%	3.0%
Other	3.9%	4.7%	4.7%
Total patient service revenues	100.0%	100.0%	100.0%
Medicare Reimbursement — Ambulatory Surgery Centers
Payments under the Medicare program to ASCs are made through a system whereby the Secretary of the Department of Health and Human Services ("HHS") determines payment amounts prospectively for various categories of medical services performed in ASCs based upon the hospital outpatient prospective payment system ("OPPS"). On December 10, 2013, CMS published a final rule to update the Medicare program's payment policies and rates for ASCs for calendar year ("CY") 2014. Among other things, the final rule applies a 1.2% increase to the ASC payment rate for CY 2014 for ASCs that successfully report the quality measures for the ASC Quality Reporting (“ASCQR”) Program. The payment rate increase is based on a consumer price index for all urban consumers (CPI-U) update of 1.7%, which is reduced by a multi-factor productivity adjustment of 0.5%. Those ASCs that do not successfully report quality data under the ASCQR Program will receive a payment reduction of 0.8%. The final rule also adds three new quality measures to the ASCQR Program that ASCs will need to report in order to be eligible to receive the full payment rate update for CY 2016 and subsequent years. CMS will begin collecting data for these three new quality measures in CY 2014.

Medicare Reimbursement — Hospital Inpatient Services
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
Medicare Reimbursement—Hospital Outpatient Services
On December 10, 2013, CMS published its OPPS final rule for CY 2014. Among other things, the final rule provides for a payment rate increase of 1.7% for hospitals that meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting ("OQR") Program and a payment rate decrease of 0.3% for hospitals that do not meet the requirements. The rate increase is based on a hospital market basket increase of 2.5%, which is reduced by a multi-factor productivity adjustment of 0.5% and an additional 0.3% reduction required by the Patient Protection and Affordable Care Act (the “Affordable Care Act”) and the Health Care and Education Reconciliation Act of 2010 (together with the Affordable Care Act, the “Healthcare Reform Acts”).
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
On December 26, 2013, the Pathway for SGR Reform Act of 2013 (the “Pathway Act”) was enacted. Among other things, the Pathway Act extends the automatic across-the-board spending reductions required by the BCA through FFY 2023, and postpones a payment reduction for physicians and other practitioners who treat Medicare patients that was scheduled to take effect on January 1, 2014.
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
Certificates of Need and Licensure
Capital expenditures for the construction of new healthcare facilities, the addition of beds or new healthcare services or the acquisition of existing healthcare facilities may be reviewable by state regulators under statutory schemes that are sometimes referred to as certificate of need laws. States with certificate of need laws place limits on the construction and acquisition of healthcare facilities and the expansion of existing facilities and services. In these states, approvals, generally known as certificates of need, are required for capital expenditures exceeding certain preset monetary thresholds for the development, acquisition and/or expansion of certain facilities or services, including surgical facilities. We have a concentration of surgical facilities in certificate of need states as we believe the regulations present a competitive advantage to existing operators.
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
Healthcare Reform
The Healthcare Reform Acts have been subject to a number of challenges to their constitutionality. However, on June 28, 2012, the United States Supreme Court upheld most of the Affordable Care Act, including the “individual mandate” provision, which generally requires all individuals to purchase healthcare insurance or pay a penalty. The only provision of the Affordable Care Act that the Supreme Court struck down as unconstitutional was the provision that would have allowed the federal government to revoke all federal Medicaid funding to any state that did not expand its Medicaid program. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs, which would result in the Affordable Care Act not providing coverage to some low-income persons in those states. In addition, several bills have been and will likely continue to be introduced in Congress to defund, repeal or amend all or significant provisions of the Affordable Care Act, and a number of provisions of the Affordable Care Act that were supposed to become effective in 2014, such as the provision that requires employers with 50 or more full-time employees or full-time employee equivalents to provide affordable health insurance to those employees, have been delayed until 2015 or 2016. As a result, it is difficult to predict the impact the Affordable Care Act will have on our business given the delay in implementing regulations and key provisions of the Affordable Care Act and the possible ongoing amendment, defunding or repeal of elements of the Affordable Care Act. However, depending on how the Affordable Care Act is ultimately interpreted, amended and implemented, it could have an adverse effect on our business, financial condition and results of operations.

Recovery Audit Contractors
Several years ago, CMS implemented a Recovery Audit Contractor (“RAC”) program. RACs are private contractors contracting with CMS to identify overpayments and underpayments for healthcare patient services through post-payment reviews of claims submitted by Medicare and Medicaid providers. Our facilities continue to receive letters from RAC auditors requesting repayment of alleged overpayments for services and incur expenses associated with responding to and appealing these RAC determinations, as well as the costs of repaying any overpayments. Although the repayments requested to date as a result of RAC audits have not been material to our company, we are unable to quantify the financial impact of the RAC audits on our facilities given the pending appeals and uncertainty about the extent of future RAC audits.
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
As part of the VBP Program, the Affordable Care Act requires HHS to implement a Hospital Value-Based Purchasing Program ("VBP Program"). The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. Currently, Congress has not directed HHS to implement a value-based purchasing program for ASC services.
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
Medicare and Medicaid Participation
The majority of our revenues are expected to continue to be received through third-party reimbursement programs, including federal and state programs, such as Medicare and Medicaid, and private health insurance programs. To participate in the Medicare program and receive Medicare payment, our surgical facilities must comply with regulations promulgated by HHS. Among other things, these regulations, known as “conditions for coverage” or “conditions of participation,” impose numerous requirements on our facilities, their equipment, their personnel and their standards of medical care, as well as compliance with all applicable state and local laws and regulations. On April 26, 2007, CMS issued a policy memorandum that reaffirmed its prior interpretation of its conditions of participation that all hospitals (other than Critical Access Hospitals) participating in the Medicare program are required to provide basic emergency care interventions regardless of whether or not the hospital maintains an emergency department. Our six facilities licensed as hospitals are required to meet this requirement to maintain their participating provider status in the Medicare program. Three of our hospitals, which do not have an emergency room, maintain a protocol for the transfer of patients requiring emergency treatment, which protocol may be interpreted as inconsistent with the 2007 CMS policy memorandum. Our surgical facilities must also satisfy the conditions of participation to be eligible to participate in the various state Medicaid programs. The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, we may have to make changes from time to time in our facilities, equipment, personnel or services. Although we intend to continue to participate in these reimbursement programs, we cannot assure you that our surgical facilities will continue to qualify for participation.
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
Survey and Accreditation
Hospitals and healthcare facilities are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing, certification and accreditation. Our hospitals and surgical facilities currently are licensed under appropriate state laws and are qualified to participate in the Medicare and Medicaid programs.
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
Because physician-investors in our surgical facilities are in a position to generate referrals to the facilities, the distribution of available cash to those investors could come under scrutiny under the Anti-Kickback Statute.  The U.S. Third Circuit Court of Appeals has held that the Anti-kickback Statute is violated if one purpose (as opposed to a primary or the sole purpose) of a payment to a provider is to induce referrals.  Other federal circuit courts have followed this decision.  Further, Section 6402(f)(2) of the Affordable Care Act amends the Anti-kickback Statute by adding a provision to clarify that a person need not have actual knowledge of such section or specific intent to commit a violation of the Anti-kickback Statute. Because none of these cases involved a joint venture such as those owning and operating our surgical facilities, it is not clear how a court would apply these holdings to our activities.  It is clear, however, that a physician's investment income from a surgical facility may not vary with the number of his or her referrals to the surgical facility, and we comply with this prohibition.
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
We believe the ownership and operations of our surgery centers and hospitals will not fit wholly within safe harbors, but we attempt to incorporate elements of a safe harbor in all of our facilities.  Our ASCs, for example, are structured to fit as closely as possible within the safe harbor designed to protect distributions to physician-investors in ambulatory surgery centers who directly refer patients to the ambulatory surgery center and personally perform the procedures at the center as an extension of their practice (the “ASC Safe Harbor”).  The ASC Safe Harbor protects four categories of investors, including facilities owned by (1) general surgeons, (2) single-specialty physicians, (3) multi-specialty physicians and (4) hospital/physician joint ventures, provided that certain requirements are satisfied.  These requirements include the following:

•
The ASC must be an ASC certified to participate in the Medicare program, and its operating and recovery room space must be dedicated exclusively to the ASC and not a part of a hospital (although such space may be leased from a hospital if such lease meets the requirements of the safe harbor for space rental).

•
Each investor must be either (a) a physician who derived at least one-third of his or her medical practice income for the previous fiscal year or 12-month period from performing procedures on the list of Medicare-covered procedures for ASCs , (b) a hospital, or (c) a person or entity not in a position to make or influence referrals to the center, nor to provide items or services to the ASC, nor employed by the ASC or any investor.

•
Unless all physician-investors are members of a single specialty, each physician-investor must perform at least one-third of his or her procedures at the ASC each year. This requirement is in addition to the requirement that the physician-investor has derived at least one-third of his or her medical practice income for the past year from performing procedures.

•	Physician-investors must have fully informed their referred patients of the physician's investment.

•
The terms on which an investment interest is offered to an investor are not related to the previous or expected volume of referrals, services furnished or the amount of business otherwise generated from that investor to the entity.

•
Neither the ASC nor any other investor nor any person acting on their behalf may loan funds to or guarantee a loan for an investor if the investor uses any part of such loan to obtain the investment interest.

•
The amount of payment to an investor in return for the investment interest is directly proportional to the amount of the capital investment (including the fair market value of any pre-operational services rendered) of that investor.

•	All physician-investors, any hospital-investor and the center agree to treat patients receiving benefits or assistance under a federal healthcare program in a non-discriminatory manner.

•
All ancillary services performed at the ASC for beneficiaries of federal healthcare programs must be directly and integrally related to primary procedures performed at the ASC and may not be billed separately.

•	No hospital-investor may include on its cost report or any claim for payment from a federal healthcare program any costs associated with the ASC.

•
The ASC may not use equipment owned by or services provided by a hospital-investor unless such equipment is leased in accordance with a lease that complies with the Anti-Kickback statute equipment rental safe harbor and such services are provided in accordance with a contract that complies with the Anti-Kickback Statute personal services and management contract safe harbor.

•	No hospital-investor may be in a position to make or influence referrals directly or indirectly to any other investor or the ASC.
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
In addition, although we expect each physician-investor to utilize the ASC as an extension of his or her practice, we cannot assure you that all physician-investors will derive at least one-third of their medical practice income from performing Medicare-covered ASC procedures, perform one-third of their procedures at the ASC or inform their referred patients of their investment interests.  Interests in our ASC joint ventures are purchased at fair market value.  Investors who purchase at a later time generally pay more for a given percentage interest than founding investors.  The result is that while all investors are paid distributions in accordance with their ownership interests, for ASCs where there are later purchases, we cannot meet the safe harbor requirement that return on investment is directly proportional to the amount of capital investment.  The OIG has on several occasions reviewed investments relating to ASCs, and in Advisory Opinion No. 07-05, raised concerns that (a) purchases of interests from physicians might yield gains on investment rather than capital infusion to the ASCs, (b) such purchases could be meant to reward or influence the selling physicians' referrals to the ASC or the hospital, and (c) such returns might not be directly proportional to the amount of capital invested. Nonetheless, we believe our fair market value purchase requirements and distribution policies comply with the Anti-kickback Statute.
We hold ownership in one ASC in which a physician group that includes primary care physicians who do not use the ASC also holds ownership. In OIG Advisory Opinion No. 03-5 (February 6, 2003), the OIG declined to grant a favorable opinion to a proposed ASC structure that would have been jointly owned by a hospital and a multi-specialty group practice that was composed of a substantial number of primary care physicians who would not personally use the ASC.  We believe that the ownership of our ASC complies with the Anti-kickback Statute because we understand that the physician group that owns an interest in our ASC is structured to fit within the definition of a unified group practice under the federal law prohibiting physician self-referrals, commonly known as the Stark Law, and the income distributions of the group practice comply with the Stark Law's acceptable methods of income distribution.  Although these provisions directly apply only to liability under the Stark Law, we believe that the same principles are relevant to an analysis under the Anti-kickback Statute.  We believe that no physician in the group practice receives an income distribution that is based directly on his or her referrals to the ASC, and we believe that the group's ownership of the ASC is no different than its ownership of other ancillary services common in physician practices.  Nevertheless, there can be no assurance that the proposed arrangement will not be determined to be in violation of the law.
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

▪
a prohibition from expanding the number of beds, operating rooms, and procedure rooms for which it is licensed after March 23, 2010, unless the hospital obtains an exception from the Secretary of the Department of HHS;

▪	a requirement that return on investment be proportionate to the investment by each investor;

▪	restrictions on preferential treatment of physician versus non-physician investors;

▪
a requirement for written disclosures of physician ownership interests to the hospital's patients and on the hospital's website and in any advertising, along with annual reports to the government detailing such interests;

▪	a prohibition on the hospital or other investors from providing financing to physician investors;

▪	a requirement that any hospital that does not have 24/7 physician coverage inform patients of this fact and receive signed acknowledgments from the patients of the disclosure; and

▪	a prohibition on “grandfathered” status for any physician owned hospital that converted from an ASC to a hospital on or after March 23, 2010.
We cannot predict whether other proposed amendments to the Whole Hospital Exception will be included in any future legislation or if Congress will adopt any similar provisions that would prohibit or otherwise restrict physicians from holding ownership interests in hospitals.  The Healthcare Reform Acts could have an adverse effect on our financial condition and results of operations.
In addition to the physician ownership in our surgical facilities, we have other financial relationships with potential referral sources that potentially could be scrutinized under the Stark Law. We have entered into personal service agreements, such as medical director agreements, with physicians at our hospitals. We believe that our agreements with referral sources satisfy the requirements of the personal service arrangements exception to the Stark Law and have implemented formal compliance programs designed to safeguard against over-billing. However, we cannot assure you that the OIG or CMS would find our compliance programs to be adequate or that our agreements with referral sources would be found to comply with the Stark Law.
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
Over the past several years, the U.S. government has accused an increasing number of healthcare providers of violating the federal Act.  The federal False Claims Act prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the U.S. government.  The statute defines “knowingly” to include not only actual knowledge of a claim's falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim.  The Fraud Enforcement and Recovery Act of 2009 further expanded the scope of the False Claims Act by, among other things, creating liability for knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The Healthcare Reform Acts also created federal False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later. This requirement has led to an increasing use of the self-disclosure protocols that have been implemented by CMS, the OIG and other governmental agencies by the healthcare industry. The Healthcare Reform Acts also provide that claims submitted in connection with patient referrals that result from violations of the Anti-kickback Statute constitute false claims for the purposes of the federal False Claims Act, and some courts have held that a violation of the Stark Law can result in False Claims Act liability, as well. Because our surgical facilities perform hundreds of similar procedures a year for which they are paid by Medicare, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties.
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
Privacy and Security Requirements
On January 16, 2009, CMS published its 10th Edition of International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) and related changes to the formats used for certain electronic transactions. ICD-10 contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system, and as a result, the coding for the services provided in our surgical facilities and hospitals will require much greater specificity. ICD-10 will require a significant investment in technology and training. As a result, we may experience delays in reimbursement while our surgical facilities and the payors from which we seek reimbursement make the transition to ICD-10. While HIPAA originally required implementation of ICD-10 to be achieved by October 1, 2013, CMS extended this deadline to October 1, 2014. If any of our surgical facilities fail to implement the new ICD-10 diagnosis coding system by the deadline, the affected surgical facility will not be paid for services. We are not able to predict the overall financial impact of our transition to ICD-10.

We are subject to HIPAA and the HITECH Act, which was enacted as part of the ARRA. The HITECH Act strengthened the requirements and significantly increased the penalties for violations of the HIPAA privacy and security regulations. On January 25, 2013, HHS issued the HIPAA Omnibus Rule. The HIPAA Omnibus Rule became effective on March 26, 2013, and covered entities and business associates were required to comply with the HIPAA Omnibus Rule within 180 days, or by September 23, 2013, except that some existing agreements with business associates may qualify for an extended compliance date of September 23, 2014. Prior to the HIPAA Omnibus Rule, the HITECH Act required us to notify patients of any unauthorized access, acquisition, or disclosure of their unsecured protected health information that poses significant risk of financial, reputational or other harm to a patient. The HIPAA Omnibus Rule eliminated this harm threshold standard and instead we are now required to notify patients of any unauthorized access, acquisition, or disclosure of their unsecured protected health information in all situations except those in which we can demonstrate that there is a low probability that the protected health information has been compromised. We now have the burden of demonstrating through a risk assessment that a breach of protected health information has not occurred. This new more objective standard may lead to an increased number of occurrences that require breach notifications. In addition, the HIPAA Omnibus Rule also modified the following aspects of the HIPAA privacy and security regulations:

•	makes our facilities' business associates directly liable for compliance with certain of the privacy and security rules' requirements;

•	makes our facilities liable for violations by their business associates if HHS determines an agency relationship exists between the facility and the business associate under federal agency law;

•	adds limitations on the use and disclosure of health information for marketing and fund-raising purposes, and prohibits the sale of health information without individual authorization;

•
expands our patients' rights to receive electronic copies of their health information and to restrict disclosures to a health plan concerning treatment for which our patient has paid out of pocket in full;

•	requires modifications to, and redistribution of, our facilities' notice of privacy practices;

•	requires modifications to existing agreements with business associates;

•	adopts the additional HITECH Act provisions not previously adopted addressing enforcement of noncompliance with HIPAA due to willful neglect;

•	incorporates the increased and tiered civil money penalty structure provided by the HITECH Act;

•	revises the HIPAA privacy rule to increase privacy protections for genetic information as required by the Genetic Information Nondiscrimination Act of 2008.
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
Adoption of Electronic Health Records
The HITECH Act  includes provisions designed to increase the use of EHR by both physicians and hospitals. Beginning with FFY 2011 and extending through FFY 2016, eligible hospitals may receive incentive payments based upon successfully demonstrating meaningful use of its certified EHR technology. Beginning in FFY 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reduced payments from Medicare. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages. Stage 1 has been in effect since 2011 and on August 23, 2012, HHS released final requirements for Stage 2, which will take effect starting in FFY 2014 for hospitals. We strive to comply with the EHR meaningful use requirements of the HITECH Act so as to qualify for incentive payments. Continued implementation of EHR and compliance with the HITECH Act will result in significant costs.  The Company initiated its meaningful use initiatives in 2012. During the years ended December 31, 2013 and 2012, we satisfied the meaningful use provisions and recognized an aggregate of $4.6 million and $1.1 million, respectively, of EHR incentives at certain of our hospitals. We incurred costs including hardware, software and implementation expense of approximately $4.1 million and $5.0 million during the years ended December 31, 2013 and 2012, respectively. We do not currently know the extent of additional cost that will be associated with implementation of additional systems or the amount of future incentives that we will receive.
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
Many states in which our surgical facilities are located or may be located in the future, do not permit business corporations to practice medicine, exercise control over or employ physicians, or engage in various business practices, such as fee-splitting with physicians (i.e. the sharing in a percentage of professional fees).  The existence, interpretation and enforcement of these laws vary significantly from state to state.  A determination of non-compliance with these laws could result in fines and or require us to restructure some of our existing relationships with our physicians.  We are also subject to various state insurance statutes and regulations that prohibit us from submitting inaccurate, incorrect or misleading claims.  Many state insurance laws and regulations are broadly worded and could be implicated, for example, if our surgical facilities were to adjust an out-of-network co-payment or other patient responsibility amounts without fully disclosing the adjustment on the claim submitted to the payor.  While some of our surgical facilities adjust the out-of-network costs of patient co-payment and deductible amounts to reflect in-network co-payment costs when providing services to patients whose health insurance is covered by a payor with which the surgical facilities are not contracted, our surgical facilities fully disclose adjustments in the claims submitted to the payors.  We believe that our surgical facilities are in compliance with all applicable state insurance laws and regulations regarding the submission of claims.  We cannot assure you, however, that none of our surgical facilities' insurance claims will ever be challenged.  If we were found to be in violation of a state's insurance laws or regulations, we could be forced to discontinue the violative practice, which could have an adverse effect on our financial position and results of operations, and we could be subject to fines and criminal penalties.
Recovery Audit Contractors and Medicaid Integrity Contractors
CMS has expanded the pilot RAC program to a permanent nationwide program. RACs are private contractors contracting with CMS to identify overpayments and underpayments for services through post-payment reviews of claims submitted by Medicare and Medicaid providers. The Healthcare Reform Acts expands the RAC program's scope to include managed Medicare and to include Medicaid claims by requiring all states to establish programs to contract with RACs. All states were required to implement Medicaid RAC programs by January 1, 2012. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The Healthcare Reform Acts increases federal funding for the MIC program for FFY 2011 and later years. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities. MICs are assigned to five geographic regions and have commenced audits in states assigned to those regions. Our facilities continue to receive letters from RAC auditors requesting repayment of alleged overpayments for services and incur expenses associated with responding to and appealing these RAC requests, as well as the costs of repaying any overpayments. Although the repayments requested to date as a result of RAC determinations have not been material to the Company, we are unable to quantify the financial impact of the RAC audits on our facilities given the pending appeals and uncertainty about the extent of future RAC audits.
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
This regulatory compliance program is intended to help ensure that high standards of conduct are maintained in the operation of our business and that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under the regulatory compliance program, every employee and certain contractors involved in patient care, and coding and billing, receive initial and periodic legal compliance and ethics training. In addition, we regularly monitor our ongoing compliance efforts and develop and implement policies and procedures designed to foster compliance with the law. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors, designated compliance officers in our facilities, our compliance hot-line or directly to our corporate compliance office. We believe our compliance program is consistent with standard industry practices. However, we cannot provide any assurances that our compliance program will detect all violations of law or protect against qui tam suits or government enforcement actions.
Available Information
Our website is www.symbion.com. We make available free of charge on this website under “Investors — SEC Filings” links to our periodic and other reports and amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after we electronically file or furnish such materials.

Item 1A. Risk Factors
We are subject to risks and uncertainties that could cause our actual financial condition, results of operations, business and prospects to differ materially from those contemplated by the forward-looking statements contained in this report or our other filings with the SEC.  Some of these risks and uncertainties are discussed below. If any of the following risks, or other risks and uncertainties, actually occurred, our business, financial condition and operating results could suffer.
Risks Related to Our Business and Industry
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our outstanding indebtedness.
As of December 31, 2013, we had total indebtedness of $560.1 million and $48.2 million of undrawn availability under our $50.0 million senior secured super-priority revolving credit facility (the "Credit Facility"). In addition, subject to the restrictions in our Credit Facility and the indentures governing our outstanding notes, we may incur significant additional indebtedness, which may be secured, from time to time.
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

In addition, the indenture governing our 11.00% / 11.75% senior PIK toggle notes due 2015 (the "Toggle Notes") includes a mandatory redemption provision.  Under the mandatory redemption provisions of the Toggle Notes, $21.2 million of principal balance outstanding was due and paid on August 23, 2013.  We made this payment with cash from operations. See “Management's Discussion and Analysis of Financial Condition and Results from Operations - Liquidity and Capital Resources.
Our ability to pay or to refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
Restrictive covenants in our debt instruments may adversely affect us.
The indentures governing our Toggle Notes, our 8.00% senior secured notes due 2016 (the "Senior Secured Notes") and our 8.00% senior PIK exchangeable notes due 2017 (the "PIK Exchangeable Notes") contain various covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to:

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
We are dependent upon private and governmental third-party sources of payment for the services provided to patients in our surgical facilities.  The amounts that our surgical facilities receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations and the cost containment and utilization decisions and reduced reimbursement schedules of third-party payors, Congressional changes and refinements to the Medicare ASC payment system and CMS refinements to Medicare's reimbursement policies. If amounts that our surgical facilities receive in payment for their services are adversely affected by any of these factors, it could have a material adverse effect on our financial condition and results of operations.
If we are unable to negotiate contracts or maintain satisfactory relationships with private third-party payors, our revenues and operating income will decrease.
Payments from private third-party payors, including state workers' compensation programs, represented 59.7%, 62.5% and 66.7% of our patient service revenues for the years ended December 31, 2013, 2012 and 2011, respectively.  Most of these payments came from third-party payors with which our facilities have contracts.  Managed care companies such as health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, which offer prepaid and discounted medical service packages, represent a growing segment of private third-party payors.  If we fail to enter into favorable contracts or maintain satisfactory relationships with managed care organizations, our revenues may decrease.  Cost containment measures, such as fixed fee schedules, capitation payment arrangements, reductions in reimbursement schedules by third-party payors and closed provider networks, could also cause a reduction of our revenues in the future.
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
Payments from workers' compensation payors represented approximately 9.2%, 10.1% and 10.9% of our patient service revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Several states have recently considered or implemented workers' compensation provider fee schedules.  In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services.  If the trend of states adopting lower workers' compensation fee schedules continues, it could have a material adverse effect on our financial condition and results of operations.
Our growth strategy depends in part on our ability to acquire and develop additional surgical facilities on favorable terms.  If we are unable to do so, our future growth could be limited and our operating results could be adversely affected.
Our strategy is to increase our revenues and earnings by continuing to focus on existing surgical facilities and continuing to acquire and develop additional surgical facilities.  Between January 1999 and December 31, 2013, we acquired 57 surgical facilities and developed 24 surgical facilities. We have subsequently divested 32 of these surgical facilities.  We may be unable to identify suitable acquisition and development opportunities and to negotiate and complete acquisitions and new projects on favorable terms.  In addition, our acquisition and development program requires substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities.  As a result, we may take actions that could have a materially adverse effect on our financial condition and results of operations, including incurring substantial debt.  Sufficient financing may not be available to us on satisfactory terms, if at all.

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
The Healthcare Reform Acts dramatically alter the United States healthcare system and are intended to decrease the number of uninsured Americans and reduce overall healthcare costs. The Healthcare Reform Acts attempt to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, expanding the Medicare program's use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The Healthcare Reform Acts also contain a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of RACs in the Medicaid program expanding the scope of the federal False Claims Act and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. The Healthcare Reform Acts provide for additional enforcement tools, cooperation between agencies, and funding for enforcement. Since their enactment, the Healthcare Reform Acts have been subject to a number of challenges to its constitutionality; however, on June 28, 2012, the United States Supreme Court upheld most of the Healthcare Reform Acts, including the “individual mandate” provision, which generally requires all individuals to purchase healthcare insurance or pay a penalty. The only provision of the Healthcare Reform Acts that the Court struck down as unconstitutional was the provision that would have allowed the federal government to revoke all federal Medicaid funding to any state that did not expand its Medicaid program. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs, which would result in the Healthcare Reform Acts not providing coverage to some low-income persons in those states. In addition, a number of provisions of the Healthcare Reform Acts that were to become effective in 2014 have been delayed until 2015 or 2016, and several bills have been and will likely continue to be introduced in Congress to defund, repeal or amend all or significant provisions of the Healthcare Reform Acts. It is difficult to predict the impact the Healthcare Reform Acts will have on our operations given the delay in implementing regulations and possible amendment, defunding or repeal of elements of the Healthcare Reform Acts. However, depending on how the Healthcare Reform Acts are ultimately interpreted, amended and implemented, they could have an adverse effect on our business, financial condition and results of operations.
If we fail to comply with legislative and regulatory rules relating to privacy and security of patient health information and standards for electronic transactions, we may experience delays in payment of claims and increased costs and be subject to substantial fines.
HIPAA mandates the adoption of privacy, security and integrity standards related to patient information.  HIPAA also standardizes the method for identifying providers, employers, health plans and patients.  We believe that we are in compliance with the HIPAA regulations.  However, if we fail to comply with the requirements of HIPAA, we could be subject to significant penalties under a tiered penalty system with penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. In addition, State Attorneys General could bring civil actions seeking either injunction or damages of up to $25,000 for patient privacy or security violations that affect the residents of their state. Applicable state privacy and information security laws could also impose additional penalties.
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
For the years ended December 31, 2013, 2012 and 2011, we derived 33.5%, 30.5% and 25.6% of our revenues, respectively, from government payors, including 32.4%, 29.8% and 24.8% from the Medicare and Medicaid programs, respectively. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities. Additionally, the BCA of 2011 requires $1.2 trillion in automatic across-the-board spending reductions for FFY 2013 through FFY 2021, split evenly between domestic and defense spending. While certain programs (including the Medicaid program) are protected from these automatic spending reductions, Medicare reimbursement rates may be reduced by up to 2%. The BCA's automatic spending reductions were set to begin on January 2, 2013. However, the enactment of the ATRA postponed the implementation of the automatic spending reductions required by the BCA until March 1, 2013. On March 1, 2013, President Barack Obama signed an order implementing the automatic spending reductions required by the BCA.
The Pathway Act was enacted December 26, 2013. Among other things, the Pathway Act extends the automatic across the board spending reductions required by the BCA through FFY 2023. We cannot predict whether these automatic spending reductions will be rescinded by future legislative action. If the BCA's automatic spending reductions become permanent, they could adversely affect our business, results of operations and/or financial condition.
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
The amount of our provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that results in increasing the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and cash flows. As enacted, the Healthcare Reform Acts seek to decrease, over time, the number of uninsured individuals. Among other things, the Healthcare Reform Acts will, beginning in 2014, expand Medicaid and provide incentives to employers to offer, and require individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Healthcare Reform Acts due to the Supreme Court's 2012 decision, their complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, uncertainty as to how many states will elect to implement the Medicaid expansion and when that expansion will occur, and possible defunding, repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Healthcare Reform Acts.
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
The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a Medicare or Medicaid reimbursed referral for a “designated health service” to an entity if the physician or a member of the physician's immediate family has a “financial relationship” with the entity unless an exception applies.  The list of “designated health services” under the Stark Law does not include ambulatory surgery services, but it does include services such as clinical laboratory services, and certain imaging services that may be provided by an ASC.  Under the current Stark Law and related regulations, services provided at an ASC are not covered by the statute, even if those services include imaging, laboratory services or other Stark designated health services, provided that (i) the ASC does not bill for these services separately, or (ii) if the center is permitted to bill separately for these services, they are specifically exempted from Stark Law prohibitions.  These are generally radiology and other imaging services integral to performance of surgical procedures that meet certain requirements and certain outpatient prescription drugs.  Services provided at our facilities licensed as hospitals are covered by the Stark Law, but referrals for such services are exempt from the Stark Law under its “whole hospital exception,” which was significantly amended by the Healthcare Reform Acts.  Certain services provided by our managed physician network are covered by the Stark Law, but referrals for those services are exempt from the Stark Law under its “in-office ancillary services exception,” among others.
The Stark Law and similar state statutes are subject to different interpretations with respect to many important provisions.  Violations of these self-referral laws may result in substantial civil or criminal penalties, including treble damages for amounts improperly claimed, civil monetary penalties of up to $15,000 per prohibited service billed, up to $100,000 per prohibited circumvention scheme and exclusion from participation in the Medicare and Medicaid and other federal and state healthcare programs.  Violations of the Stark Law will create liability under the Federal False Claims Act, as well. Exclusion of our ASCs or hospitals from these programs through future judicial or agency interpretation of existing laws or additional legislative restrictions on physician ownership or investments in healthcare entities could result in a significant loss of reimbursement revenues.  We cannot provide assurances that CMS will not undertake other rulemaking to address additional revisions to the Stark Law regulations.  If future rules modify the provisions of the Stark Law regulations that are applicable to our business, our revenues and profitability could be materially adversely affected and could require us to modify our relationships with our physician and healthcare system partners.
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
The U.S. government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs and other federal and state healthcare programs.  Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes, as well as penalties under the anti-fraud provisions of HIPAA.  While the criminal statutes are generally reserved for instances of fraudulent intent, the U.S. government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances.  For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge.  The government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care was substandard. The Fraud Enforcement and Recovery Act of 2009 further expanded the scope of the False Claims Act to create liability for knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government and the Healthcare Reform Acts created federal False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later. This requirement has led to an increasing number of healthcare providers self-reporting potential violations of law to CMS, the OIG and other governmental agencies.
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
The healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians. The Healthcare Reform Acts provide for additional enforcement tools, cooperation between agencies, and funding for enforcement. Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. In addition, the OIG (which is responsible for investigating fraud and abuse activities in government programs) and the U.S. Department of Justice periodically establish targeted enforcement initiatives that focus on specific billing practices or other areas that are highly susceptible to fraud and abuse. The OIG reported expected savings and recoveries for federal healthcare programs of more than $25.2 billion for FFY 2013 as a result of its enforcement activities.
Hospitals continue to be one of the primary focal areas of the OIG and other governmental fraud and abuse programs. In January 2005, the OIG issued Supplemental Compliance Program Guidance for Hospitals that focuses on hospital compliance risk areas. Some of the risk areas highlighted by the OIG include correct outpatient procedure coding, revising admission and discharge policies to reflect current CMS rules, submitting appropriate claims for supplemental payments such as pass-through costs and outlier payments and a general discussion of the fraud and abuse risks related to financial relationships with referral sources. Each FFY, the OIG also publishes a General Work Plan that provides a brief description of the activities that the OIG plans to initiate or continue with respect to the programs and operations of HHS and details the areas that the OIG believes are prone to fraud and abuse. In addition, the claims review strategies used by RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, during the three year RAC demonstration program, a large majority of the total amounts recovered by RACs came from hospitals.
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
ASCs and hospitals are facing increased scrutiny under the qui tam, or whistleblower, provisions of the federal False Claims Act as well as by government authorities. Under the False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both whistleblower lawsuits and direct enforcement activity by the government have increased significantly in recent years and have increased the risk that a healthcare company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs and other federal and state healthcare programs as a result of an investigation resulting from a whistleblower case.
Historically, there has been relatively little enforcement focus on the typical physician-ownership model used by many ASCs, and unlike hospitals, there have been relatively few qui tam lawsuits involving ASCs. Recently, however, a relator filed a qui tam lawsuit against an ASC company alleging that several aspects of the ASC company's ownership and operations constituted federal anti-kickback violations and, as a result, the ASC company's Medicare reimbursement claims were false claims. Although the federal government has declined to intervene in the case at this time, and the relator's allegations appear to have little merit, this case may indicate an increased effort on the part of qui tam relators to target ASCs.
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
We own a 42% interest in a limited liability company which provides administrative services to an ASC located in New York. Laws in the State of New York require that corporations have natural persons as stockholders to be approved by the New York Department of Health as a licensed healthcare facility.  Accordingly, we are not able to own interests in a limited partnership or limited liability company that owns an interest in a healthcare facility located in New York.  Laws in the State of New York also prohibit the delegation of certain management functions by a licensed healthcare facility.  The law does permit a licensed facility to lease premises and obtain various services from non-licensed entities.  However, it is not clear what types of delegation constitute a violation.  Although we believe that our operations and relationships in New York are in compliance with applicable laws, if New York regulatory authorities or a third-party asserts a contrary position, we may be unable to continue or expand our operations in New York.
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
We own and operate our surgical facilities through 14 limited partnerships and 36 limited liability companies.  Local physicians, physician groups and healthcare systems also own an interest in all but one of these partnerships and limited liability companies.  In the partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership, even if we do not own all of the partnership interests.  For some of our surgical facilities, indebtedness at the partnership level is funded through intercompany loans that we provide.  At December 31, 2013, our intercompany loans totaled $20.4 million. Through these loans we have a security interest in the partnership's or limited liability company's assets.  However, our financial condition and results of operations would be materially adversely affected if our surgical facilities are unable to repay these intercompany loans.
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
From time to time, we may guarantee our pro-rata share of the third-party debts and other obligations of many of the non-consolidated partnerships and limited liability companies in which we own an interest.  In most instances of these guarantees, the physicians and/or physician groups have also guaranteed their pro-rata share of the indebtedness to secure the financing. At December 31, 2013, we did not guarantee any debt of our non-consolidated surgical facilities.
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
Our revenues are particularly sensitive to regulatory, economic and other conditions in the states of Texas, Florida and Missouri.  As of December 31, 2013, we owned and operated three consolidated surgical facilities in Texas, seven consolidated surgical facilities in Florida and four consolidated surgical facilities in Missouri.  The Texas facilities represented 16.1%, 13.8% and 9.6% of our patient service revenues during the years ended December 31, 2013, 2012 and 2011, respectively. The Florida facilities represented 5.7%, 7.1% and 9.1% of our patient service revenues during the years ended December 31, 2013, 2012 and 2011, respectively. The Missouri facilities represented 8.6%, 8.9% and 9.6% of our patient service revenues during the years ended December 31, 2013, 2012 and 2011, respectively.
In addition, our surgical hospital located in Idaho Falls, Idaho represented 25.0%, 26.5% and 24.8% of our patient service revenues during the years ended December 31, 2013, 2012 and 2011, respectively. Our surgical hospital located in Durango, Colorado represented 5.2%, 5.4% and 5.0% of our patient service revenues during the years ended December 31, 2013, 2012 and 2011, respectively. Our surgical hospital located in Lubbock, Texas, which we acquired in June 2012, represented 10.9% and 5.8% of our patient service revenues during the years ended December 31, 2013 and 2012, respectively, since the acquisition date. If these facilities are adversely affected by regulatory, economic and other conditions, or if these facilities do not perform effectively, our financial condition and results of operations will be adversely affected.
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
Our operations significantly depend on effective information systems.  Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs.  We plan to continue the implementation of new IT systems at many of our facilities during 2014. Moreover, our acquisition activity requires frequent transitions from, and the integration of, various information systems.  If we experience difficulties with the transition from information systems or are unable to properly maintain or expand our information systems, we could suffer, among other things, operational disruptions and increases in administrative expenses.
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
A majority of the outstanding shares of common stock of Holdings is held by Crestview and certain affiliated investors (the “Crestview Funds”). As a result of their stock ownership, the Crestview Funds control us and have the power to elect a majority of our directors, appoint new management and approve any action requiring the approval of the holders of common stock, including adopting amendments to our certificate of incorporation and approving acquisitions or sales of all or substantially all of our assets. The directors elected by the Crestview Funds have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We are wholly owned by Symbion Holdings Corporation which is owned by Crestview, certain affiliated funds managed by Crestview, co-investors and management.  There is no public trading market for our equity securities or those of Holdings.  As of March 14, 2014, there were 24 holders of Holdings common stock.
Item 6. Selected Financial Data
The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statements of operations data and cash flow data set forth below for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated balance sheets data set forth below as of December 31, 2013 and 2012, are derived from our audited consolidated financial statements that are included elsewhere in this report.  The selected consolidated statements of operations data and cash flow data set forth below for the years ended December 31, 2010 and 2009 and the selected consolidated balance sheets data set forth below as of December 31, 2011, 2010 and 2009, are derived from our audited consolidated financial statements that are not included in this report. The amounts have been adjusted for discontinued operations.
The historical results presented below are not necessarily indicative of the results to be expected for any future period (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009

Consolidated Statements of Operations Data:
Revenues	$535,587	$491,804	$422,888	$372,387	$299,850
Operating expenses:
Cost of revenues	397,133	351,308	298,733	262,348	210,201
General and administrative expenses	21,976	26,901	22,723	22,465	21,448
Depreciation and amortization	22,993	21,360	19,497	17,660	15,458
Provision for doubtful accounts	11,149	10,211	6,574	6,157	2,676
Income from equity investments	(4,246)	(4,490)	(1,876)	(2,901)	(2,318)
Loss (gain) on disposal or impairment of long-lived assets, net	5,870	(6,195)	4,824	(898)	3,272
Loss on debt extinguishment	—	—	4,751	—	—
Electronic health record incentives	(4,553)	(1,054)	—	—	—
Proceeds from insurance settlements, net	(919)	—	—	—	—
Litigation settlements, net	(233)	(532)	(231)	(35)	(398)
Business combination re-measurement gain	—	—	—	(3,169)	—
Total operating expenses	449,170	397,509	354,995	301,627	250,339
Operating income	86,417	94,295	67,893	70,760	49,511
Interest expense, net	(57,982)	(57,641)	(54,308)	(47,628)	(44,946)
Income before income taxes and discontinued operations	28,435	36,654	13,585	23,132	4,565
Provision for income taxes	5,330	10,939	8,721	7,871	7,501
Income from continuing operations	23,105	25,715	4,864	15,261	(2,936)
Income (loss) from discontinued operations, net of taxes	1,882	1,132	1,340	1,965	(1,599)
Net income (loss)	24,987	26,847	6,204	17,226	(4,535)
Less: Net income attributable to non-controlling interests	(37,607)	(38,557)	(32,791)	(25,966)	(17,919)
Net loss attributable to Symbion, Inc.	$(12,620)	$(11,710)	$(26,587)	$(8,740)	$(22,454)

Consolidated Statements of Cash Flow Data — Continuing Operations:
Net cash provided by operating activities	$61,493	$66,679	$63,853	$57,803	$53,072
Net cash used in investing activities	(24,788)	(23,848)	(17,841)	(52,773)	(10,296)
Net cash (used in) provided by financing activities	(58,942)	(40,662)	(55,185)	11,250	(40,689)

Other Data:
EBITDA (1)	$78,083	$72,960	$65,527	$59,723	$51,619
EBITDA as a % of revenues	14.6%	14.8%	15.5%	16.0%	17.2%
Number of surgical facilities included in continuing operations as of the end of period (2)	56	57	56	54	54
Number of consolidated surgical facilities included in continuing operations as of the end of period	45	44	42	41	39

	December 31,
	2013	2012	2011	2010	2009

Consolidated Balance Sheets Data:
Working capital	$87,735	$67,076	$83,298	$74,139	$40,782
Total assets	1,006,739	1,017,203	982,127	970,397	790,727
Long-term debt, less current maturities	551,046	534,114	544,353	506,801	444,331
Total Symbion, Inc. stockholders’ equity	136,691	149,081	158,129	185,426	193,413

(1)
When we use the term “EBITDA,” we are referring to net income plus (a) income (loss) from discontinued operations, net of taxes, (b) provision for income taxes, (c) interest expense, net, (d) depreciation and amortization, (e) non-cash (gains) losses, including those related to disposal or impairment of long-lived assets and debt extinguishment, if any, and (f) non-cash stock-based compensation expense, minus (g) net income attributable to non-controlling interests. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.

(2)	Includes surgical facilities that we manage but in which we have no ownership interest.
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
EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles ("GAAP").  It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with GAAP.  The items excluded from EBITDA are significant components in understanding and evaluating financial performance and liquidity.  Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table reconciles EBITDA to net cash provided by operating activities — continuing operations (in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009

EBITDA	$78,083	$72,960	$65,527	$59,723	$51,619
Depreciation and amortization	(22,993)	(21,360)	(19,497)	(17,660)	(15,458)
Stock-based compensation	(410)	(2,057)	(1,353)	(1,336)	(1,297)
(Loss) gain on disposal or impairment of long-lived assets, net	(5,870)	6,195	(4,824)	898	(3,272)
Loss on debt extinguishment	—	—	(4,751)	—	—
Business combination remeasurement gain	—	—	—	3,169	—
Interest expense, net	(57,982)	(57,641)	(54,308)	(47,628)	(44,946)
Provision for income taxes	(5,330)	(10,939)	(8,721)	(7,871)	(7,501)
Net income attributable to non-controlling interests	37,607	38,557	32,791	25,966	17,919
Income (loss) from discontinued operations, net of income taxes	1,882	1,132	1,340	1,965	(1,599)
Net income (loss)	24,987	26,847	6,204	17,226	(4,535)
(Income) loss from discontinued operations, net of taxes	(1,882)	(1,132)	(1,340)	(1,965)	1,599
Depreciation and amortization	22,993	21,360	19,497	17,660	15,458
Amortization of debt issuance costs and discounts	3,994	3,798	2,886	2,004	2,004
Payment-in-kind interest expense	8,982	8,305	22,368	26,079	23,263
Stock-based compensation	410	2,057	1,353	1,336	1,297
Recognition of interest rate swap from liability to earnings	—	—	665	2,731	2,853
Non-cash credit risk adjustment of financial instruments	—	—	—	189	1,629
Loss (gain) on disposal or impairment of long-lived assets, net	5,870	(6,195)	4,824	(898)	3,272
Loss on debt extinguishment	—	—	4,751	—	—
Business combination remeasurement gain	—	—	—	(3,169)	—
Deferred income taxes	4,556	13,800	8,334	9,443	8,682
Income from equity investments, net of distributions received	(768)	(1,931)	106	50	(207)
Provision for doubtful accounts	11,149	10,211	6,574	6,157	2,676
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(13,419)	(6,198)	(10,696)	(14,706)	(4,108)
Other operating assets and liabilities	(5,379)	(4,243)	(1,673)	(4,334)	(811)
Net cash provided by operating activities — continuing operations	$61,493	$66,679	$63,853	$57,803	$53,072

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and our audited consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties.  For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read Item 1A. “Risk Factors” found elsewhere in this report.  Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.
Executive Overview
We own and operate a national network of short stay surgical facilities in 24 states. Our surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, cardiology, gastroenterology, ophthalmology, orthopedics and pain management.  Some of our surgical hospitals also provide acute care services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care.
We own our surgical facilities in partnership with physicians and in some cases healthcare systems in the markets and communities we serve. We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe this approach aligns our interests with those of our partners.
As of March 14, 2014, we owned and operated 50 surgical facilities, including 44 ASCs and six surgical hospitals.  We also managed seven additional ASCs.  We owned a majority interest in 30 of the 50 surgical facilities and consolidated 46 facilities for financial reporting purposes.  We currently report one surgical facility as discontinued operations. In addition to our surgical facilities, we also manage one physician clinic in a market in which we operate an ASC and a surgical hospital.
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
During 2013, we acquired an ownership interest in three new surgical facilities and divested three facilities. In addition, we completed a transaction related to our surgical hospital located in Austin, Texas, which included an asset sale and resulted in a decrease in our ownership interest to 25.0% at this facility. We continue to focus on improving the performance of our same store facilities, selectively acquiring established facilities and developing new facilities.
Effective March 7, 2014, we acquired an incremental ownership interest of 13.5% related to our surgical hospital located in Idaho Falls, Idaho for a purchase price of $23.6 million. This transaction was financed with proceeds from our Credit Facility.
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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2013	2012	2011

Patient service revenues	99.0%	98.5%	97.6%
Physician service revenues	—%	—%	1.1%
Other service revenues	1.0%	1.5%	1.3%
Total revenues	100.0%	100.0%	100.0%

Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Year Ended December 31,
	2013	2012	2011

Private insurance	59.7%	62.5%	66.7%
Government	33.5%	30.5%	25.6%
Self-pay	2.9%	2.3%	3.0%
Other	3.9%	4.7%	4.7%
Total patient service revenues	100.0%	100.0%	100.0%
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
The following table sets forth the percentage of cases in each specialty performed at surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Year Ended December 31,
	2013	2012	2011

Cardiology	2.0%	1.1%	—%
Ear, nose and throat	5.2%	5.3%	5.6%
Gastrointestinal	28.1%	29.7%	31.0%
General surgery	4.0%	3.8%	4.2%
Obstetrics/gynecology	3.6%	3.3%	2.9%
Ophthalmology	17.0%	16.4%	16.0%
Orthopedic	15.9%	16.2%	15.9%
Pain management	13.5%	13.7%	14.3%
Plastic surgery	2.3%	2.4%	2.5%
Other	8.4%	8.1%	7.6%
Total patient service revenues	100.0%	100.0%	100.0%
Case Growth
Same Store Information
For the three months ended December 31, 2013 and 2012, we define same store facilities as those facilities that we owned and operated since October 1, 2012. For the years ended December 31, 2013 and 2012, we define same store facilities as those facilities that we owned and operated since January 1, 2012. The following table sets forth information about both consolidated surgical facilities included in continuing operations whose revenues are included in our revenues and non-consolidated surgical facilities that are not reported in our revenues, as we account for these surgical facilities using the equity method.  This same store facilities table is presented to allow comparability to other companies in our industry for the periods indicated.

	Three Months Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012

Cases	59,592	57,842	216,507	221,364
Case growth	3.0%		(2.2)%
Net patient service revenue per case	$2,531	$2,457	$2,305	$2,178
Net patient service revenue per case growth	3.0%		5.9%
Number of same store surgical facilities	46		44

Consolidated Information
The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes for the periods indicated. Accordingly, the table includes surgical facilities that we have acquired or developed since January 1, 2011:

	Three Months Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012

Cases	55,958	54,890	213,609	215,083
Case growth	1.9%		(0.7)%
Net patient service revenue per case	$2,484	$2,416	$2,476	$2,247
Net patient service revenue per case growth	2.8%		10.2%
Number of surgical facilities included in continuing operations	45		45
Operating Income Margin
Our operating income margin for the year ended December 31, 2013 decreased to 16.1% from 19.2% for the year ended December 31, 2012. In 2013, we recorded a loss of $6.2 million associated with the asset sale and decrease in ownership interest related to our surgical hospital located in Austin, Texas. In 2012, we recognized a gain of $5.9 million on the disposal of our non-consolidating ownership interest in a surgical facility located in Oklahoma City, Oklahoma and a gain of $750,000 on the disposal of our non-consolidating ownership interest in a surgical facility located in Nashville, Tennessee. Excluding the impact of the disposal of surgical facilities from the respective years, our operating income margin was 17.3% in 2013 and 17.9% in 2012.
Acquisitions and Developments
Subsequent Events
Effective March 7, 2014, we acquired an incremental ownership interest of 13.6% related to our surgical hospital located in Idaho Falls, Idaho for a purchase price of $23.8 million. This transaction was financed with proceeds from the Credit Facility.
2013 Transactions
Effective December 1, 2013, we acquired a 52.5% ownership interest in a surgical facility located in Providence, Rhode Island. The purchase price of the acquisition was $2.4 million. We funded $1.8 million of the purchase price with debt and the remainder was funded with cash from operations. We consolidate this facility for financial reporting purposes.
Effective December 1, 2013, the surgical hospital located in Great Falls, Montana, in which we have a 50.0% consolidating ownership interest, acquired the ancillary services performed at the physician clinic that we manage in the same market. The transaction was structured as a contribution of services from the physician clinic to the surgical hospital. We contributed cash of $4.1 million representing 50.0% of the estimated fair value of the ancillary services as of the effective date of the transaction.
Effective July 31, 2013, we acquired a 20.0% ownership interest in a surgical facility located in Jackson, Tennessee.  The purchase price of the acquisition was $1.3 million, which was funded with cash from continuing operations.  We hold a minority interest ownership and do not consolidate this facility for financial reporting purposes.  We entered into a management agreement with this facility in April 2012 and continue to manage the facility.
Effective July 1, 2013, we acquired a 58.7% ownership interest in a surgical facility located in Irvine, California. We merged the operations of the acquired facility with an existing surgical facility in this market which is consolidated for financial reporting purposes. The purchase price of the acquisition was $1.1 million, which was funded with cash from continuing operations.
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
2012 Transactions
Effective December 31, 2012, we acquired a 77.3% ownership interest in a surgical facility located in Bellingham, Washington. We merged the operations of the acquired facility with our existing surgical facility in this market. The purchase price of the acquisition was $1.5 million. The acquisition was financed with cash from continuing operations. We consolidate this facility for financial reporting purposes with the results of operations from our existing facility located in Bellingham, Washington.

Effective October 4, 2012, we acquired the remaining 44.0% incremental ownership interest at our surgical facility located in Great Falls, Montana for $4.0 million. The acquisition was financed with cash from continuing operations. We previously held a 56.0% ownership interest in this surgical facility and continue to consolidate this facility for financial reporting purposes.
Effective June 20, 2012, we acquired a 58.3% ownership interest in a surgical hospital located in Lubbock, Texas. The purchase price of the acquisition was $10.3 million. The acquisition was financed with cash from continuing operations. As part of the acquisition, we assumed debt of $1.4 million. We consolidate the facility for financial reporting purposes.
Effective June 1, 2012, we acquired a 60.0% ownership interest in a surgical facility located in St. Louis, Missouri. The purchase price of the acquisition was $7.6 million. The acquisition was funded with cash from operations. As part of the acquisition, we assumed debt of $419,000. We consolidate the facility for financial reporting purposes.
Effective April 1, 2012, we entered into a management agreement with a surgical facility located in Jackson, Tennessee. The management agreement has a term of 15 years, with two optional five-year renewal terms. We also received an option to purchase up to a 20.0% ownership interest in the facility. We exercised this option on July 31, 2013.
Effective February 8, 2012, we completed the acquisition of four separate urgent care and family practice facilities located in Idaho Falls, Idaho. The purchase price of the acquisition was $5.8 million, which consisted $3.1 million of cash, $1.1 million in the form of equity ownership in our facility located in Idaho Falls, Idaho, $470,000 of contingent consideration and the assumption of $1.1 million of indebtedness. Subsequent to the acquisition, the contingencies were met and the cash was released from escrow, to the sellers. The facilities are operated by our surgical hospital located in Idaho Falls, Idaho and are consolidated with our Idaho Falls, Idaho facility for financial reporting purposes.
2011 Transactions
Effective October 1, 2011, we acquired an oncology practice, which is operated within our surgical hospital located in Idaho Falls, Idaho. The purchase price of the acquisition was $3.8 million, consisting of $2.7 million of cash and $1.1 million in the form of equity ownership in our facility located in Idaho Falls, Idaho. This transaction was financed with cash borrowings under a line of credit at this facility.
Effective August 1, 2011, we acquired a 56.0% ownership interest in an ambulatory surgery center and a 50.0% ownership interest in a 20-bed surgical hospital located in Great Falls, Montana. We consolidated the ambulatory surgery center for financial reporting purposes and accounted for the surgical hospital as an equity method investment for financial reporting purposes. In addition, we acquired the rights to manage a physician clinic in Great Falls, Montana consisting of multi-specialty physicians who are partners in the surgical facilities acquired. The aggregate purchase price was $5.2 million plus the assumption of $232,000 of indebtedness. This acquisition was financed with cash from operations.
Effective January 7, 2011, we acquired an incremental ownership interest of 3.5% in our surgical facility located in Chesterfield, Missouri for a purchase price of $1.8 million. Additionally, on July 1, 2011, we acquired an additional incremental ownership interest of 2.0% in this facility for a purchase price of $1.0 million. Both transactions were financed with cash from operations.
Discontinued Operations and Divestitures
2013 Transactions
Effective December 31, 2013, we reclassified our surgical facility located in Worcester, Massachusetts to discontinued operations. We entered into a purchase agreement effective January 2, 2014 related to the sale of this facility and expect to complete this transaction in the first half of 2014. For the years ended December 31, 2013, 2012 and 2011, the results of operations related to this facility were included in discontinued operations. This facility is consolidated for financial reporting purposes.
Effective June 30, 2013, we completed an asset sale related to our surgical hospital located in Austin, Texas. As part of the transaction, a new entity was formed to operate the surgical hospital. The new entity acquired the equipment and inventory of the surgical hospital as well as the rights to various licensing agreements, contracts and leases associated with the operations of the surgical hospital. As consideration for the transaction, we received cash proceeds of $2.7 million and a 25.0% non-consolidating ownership interest in the new entity. We continue to provide management services to the new entity. We recorded a loss of $6.2 million as a result of this transaction.
Effective April 8, 2013, we sold our ownership interest in a surgical facility located in Havertown, Pennsylvania. We recorded net proceeds of $3.2 million on this transaction and recognized a net gain on the sale of $1.3 million, which included an allocated disposal of goodwill of $2.4 million. For the years ended December 31, 2013, 2012 and 2011, the results of operations related to this facility were included in discontinued operations. Concurrent with the sale, a new management service company was created to provide various management services to this surgical facility. We acquired a 48.0% non-consolidating ownership interest in the new management service company as part of the consideration received for the sale of our interest in the surgical facility. Additionally, we entered into an agreement to manage the new management service company.
Effective February 28, 2013, we ceased operations at our surgical facility located in San Antonio, Texas. We recognized a loss on the disposal of $1.0 million. For the years ended December 31, 2013, 2012 and 2011, the results of operations related to this facility were included in discontinued operations.

Effective January 29, 2013, we sold our ownership interest in a surgical facility located in Novi, Michigan for proceeds of $310,000 and recognized a gain on the sale of $269,000. During the year ended December 31, 2011, we recorded impairment of $2.9 million related to this investment and additionally recorded a valuation allowance of $2.1 million related to a note receivable due from this facility. This facility was non-consolidating for financial reporting purposes.
2012 Transactions
Effective December 31, 2012, we ceased operations at our surgical facility located in Metairie, Louisiana. This facility was previously consolidated for financial reporting periods. In 2012, we recorded a loss on the disposal of $351,000.
Effective December 31, 2012, we divested our ownership interest and management rights in a surgical facility located in Oklahoma City, Oklahoma for net proceeds of $10.1 million. This facility was previously non-consolidating for financial reporting purposes. In 2012, we recorded a gain on the disposal of $5.9 million.
Effective August 31, 2012, we divested our ownership interest in a surgical facility located in Greenville, South Carolina for net proceeds of $348,000. This facility was previously consolidated for financial reporting purposes. In 2012, we recorded a loss on the disposal of $1.6 million, which included an allocated disposal of goodwill of $239,000.
Effective July 1, 2012, we, along with our physician investors in the facility, divested our ownership interests in a surgical facility located in Austin, Texas for aggregate net proceeds of $4.4 million. Additionally, we terminated our management agreement with this facility and received cash proceeds of $2.0 million. This facility was previously consolidated for financial reporting purposes. In 2012, we recorded a net gain on the disposal of $1.1 million, which included an allocated disposal of goodwill of $3.7 million.
Effective February 29, 2012, we, along with our physician investors in the facility, divested our ownership interest in a surgical facility located in Fort Worth, Texas for aggregate net proceeds of $1.9 million. Additionally, we terminated our management agreement with this facility and received cash proceeds of $1.1 million. In 2012, we recorded a net gain on the disposal of $78,000, which included an allocated disposal of goodwill of $1.3 million.
Effective April 30, 2012, we divested our ownership interest and management rights in a surgical facility located in Nashville, Tennessee for net proceeds of $1.3 million. This facility was previously non-consolidating for financial reporting purposes. In 2012, we recorded a gain on the disposal of $750,000.
2011 Transactions
Effective December 31, 2011, we committed to plans to divest our ownership interests in surgical facilities located in Austin and Fort Worth, Texas which were previously consolidated for financial reporting purposes.
Summary of Operating Results of Discontinued Operations
A summary of certain operating results impacting the statements of operations related to discontinued operations follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Revenues	$7,959	$22,471	$33,396
Operating income	483	159	2,460
(Gain) loss on sale or disposal	(884)	285	418
(Benefit from) provision for income taxes	(515)	(1,258)	702
Income from discontinued operations, net of income taxes	1,882	1,132	1,340
Critical Accounting Policies
Our significant accounting policies and practices are described in Note 2 of our audited consolidated financial statements included elsewhere in this report.  In preparing our consolidated financial statements in conformity with GAAP in the United States, our management must make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates.  Our actual results could differ from those estimates.  We believe that the following critical accounting policies are important to the portrayal of our financial condition and results of operations and require our management’s subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used.  This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP in the United States, with no need for management’s judgment regarding accounting policy.

Consolidation and Control
Our consolidated financial statements include the accounts of our company, wholly-owned or controlled subsidiaries and variable interest entities in which we are the primary beneficiary. Our controlled subsidiaries consists of wholly-owned subsidiaries and other subsidiaries that we control through our ownership of a majority voting interest or other rights granted to us by contract to function as the sole general partner or managing member of the surgical facility.  The rights of limited partners or minority members at our controlled subsidiaries are generally limited to those that protect their ownership interests, including the right to approve the issuance of new ownership interests, and those that protect their financial interests, including the right to approve the acquisition or divestiture of significant assets or the incurrence of debt that either physician limited partners or minority members are required to guarantee on a pro rata basis based upon their respective ownership, or that exceeds 20% of the fair market value of the related surgical facility’s assets.  All significant intercompany balances and transactions, including management fees from consolidated surgical facilities, are eliminated in consolidation.
We hold non-controlling interests in some surgical facilities over which we exercise significant influence.  Significant influence includes financial interests, duties, rights and responsibilities for the day-to-day management of the surgical facility.  These non-controlling interests are accounted for under the equity method.
We also consider the relevant sections of the Financial Accounting Standards Board’s Accounting Standards Codification, Topic 810, Consolidation, to determine if we have the power to direct the activities and are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights.  At December 31, 2013, we consolidate two entities because we are the primary beneficiary.
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
Our other service revenues consist of management and administrative service fees derived from non-consolidated surgical facilities that we account for under the equity method, management of surgical facilities in which we do not own an interest and management services we provide to physician networks for which we are not required to provide capital or additional assets.  The fees we derive from these management arrangements are based on a predetermined percentage of the revenues of each surgical facility and physician network.  We recognize other service revenues in the period in which services are rendered.
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
We estimate our allowances for bad debts using similar information and analysis.  While we believe that our allowances for contractual adjustments and bad debts are adequate, if the actual write-offs are significantly different from our estimates, it could have a material adverse effect on our financial condition and results of operations.  Because in most cases, we have the ability to verify a patient’s insurance coverage before services are rendered and because we have entered into contracts with third-party payors which account for a majority of our total revenues, the out-of-period contractual adjustments have been minimal.  Our net accounts receivable reflected allowances for doubtful accounts of $17.0 million and $11.5 million at December 31, 2013 and 2012, respectively.
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account.  The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient.  Each surgical facility is responsible for analyzing accounts receivable to ensure the proper collection and aged category.  The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts.  Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our days sales outstanding were 52 days, 50 days and 54 days for the years ended December 31, 2013, 2012 and 2011, respectively.

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
The following table summarizes our accounts receivable aging, net of contractual adjustments but before our allowance for doubtful accounts and certain other allowances, for consolidated surgical facilities as of the periods indicated (dollars in thousands):

	December 31,
	2013		2012
	Amount	% of Total	Amount	% of Total

Current	$38,602	40.5%	$37,741	45.4%
31 to 60 days	15,468	16.2%	13,751	16.5%
61 to 90 days	8,833	9.3%	6,437	7.7%
91 to 120 days	5,136	5.4%	3,995	4.8%
121 to 150 days	7,971	8.4%	3,813	4.6%
Over 150 days	19,308	20.2%	17,405	21.0%
Total	$95,318	100.0%	$83,142	100.0%
We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor.  However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal.  Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered.  It is our policy to collect co-payments and deductibles prior to providing services.  It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure.  Because our services are primarily non-emergency, our surgical facilities have the ability to control these procedures.  Our patient service revenues from self-pay as a percentage of total revenues were approximately 2.9%, 2.3% and 3.0% for the years ended December 31, 2013, 2012 and 2011.
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
Goodwill represents our single largest asset and is a significant portion of our total assets.  We review goodwill and indefinite-lived intangible assets annually, as of December 31, or more frequently if certain indicators arise.  We review goodwill at the reporting unit level, which we have determined to be the consolidated results of Symbion, Inc.  We compare the carrying value of the net assets of the reporting unit to the net present value of the estimated discounted future cash flows of the reporting unit.  If the carrying value exceeds the net present value of the estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated.  The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied.  Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position and results of operations.
As previously discussed, we were acquired in a leveraged buy-out transaction on August 23, 2007.  We accounted for the Merger using the purchase method of accounting.  As a result, we recorded goodwill of $509.8 million.
We performed our annual goodwill impairment assessment by developing a fair value estimate of the business enterprise as of December 31, 2013 using a discounted cash flows approach.  We corroborated the results of our fair value estimate using a market-based approach.  As we do not have publicly traded equity from which to derive a market value, an assessment of peer-company trading data was performed, whereby management selected comparable peers based on growth and leverage ratios, as well as industry specific characteristics.  Management estimated a reasonable market value of the Company as of December 31, 2013 based on earnings multiples and trading data of the Company's peers. This market-based approach was then used to assess the reasonableness of the discounted cash flows approach.  The result of our annual goodwill impairment test at December 31, 2013 indicated no potential impairment.
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
Off-Balance Sheet Arrangements
We also guarantee our pro-rata share of the third-party debts and other obligations of many of the non-consolidated partnerships and limited liability companies in which we own an interest.  In most instances of these guarantees, the physicians and/or physician groups have also guaranteed their pro-rata share of the indebtedness to secure the financing. At December 31, 2013, we did not guarantee any debt of our non-consolidated surgical facilities.

Results of Operations
The following tables summarize certain results from the statements of operations for the years ended December 31, 2013, 2012 and 2011. The tables also show the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2013		2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues

Revenues	$535,587	100.0%	$491,804	100.0%	$422,888	100.0%
Operating expenses:
Cost of revenues	397,133	74.1%	351,308	71.4%	298,733	70.6%
General and administrative expenses	21,976	4.0%	26,901	5.5%	22,723	5.4%
Depreciation and amortization	22,993	4.3%	21,360	4.3%	19,497	4.6%
Provision for doubtful accounts	11,149	2.1%	10,211	2.1%	6,574	1.6%
Income from equity investments	(4,246)	(0.8)%	(4,490)	(0.9)%	(1,876)	(0.4)%
Loss (gain) on disposal or impairment of long-lived assets, net	5,870	1.1%	(6,195)	(1.3)%	4,824	1.1%
Loss on debt extinguishment	—	—%	—	—%	4,751	1.1%
Electronic health records incentives	(4,553)	(0.9)%	(1,054)	(0.2)%	—	—%
Proceeds from insurance settlements, net	(919)	(0.2)%	—	—%	—	—%
Litigation settlements, net	(233)	—%	(532)	(0.1)%	(231)	(0.1)%
Total operating expenses	449,170	83.9%	397,509	80.8%	354,995	83.9%
Operating income	86,417	16.1%	94,295	19.2%	67,893	16.1%
Interest expense, net	(57,982)	(10.8)%	(57,641)	(11.7)%	(54,308)	(12.8)%
Income before income taxes and discontinued operations	28,435	5.3%	36,654	7.5%	13,585	3.3%
Provision for income taxes	5,330	1.0%	10,939	2.2%	8,721	2.1%
Income from continuing operations	23,105	4.3%	25,715	5.3%	4,864	1.2%
Income (loss) from discontinued operations, net of income taxes	1,882	0.4%	1,132	0.2%	1,340	0.3%
Net income	24,987	4.7%	26,847	5.5%	6,204	1.5%
Less: Net income attributable to non-controlling interests	(37,607)	(7.0)%	(38,557)	(7.8)%	(32,791)	(7.8)%
Net loss attributable to Symbion, Inc.	$(12,620)	(2.3)%	$(11,710)	(2.3)%	$(26,587)	(6.3)%
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Overview. In 2013, our revenues increased 8.9% to $535.6 million from $491.8 million in 2012. We incurred a net loss attributable to Symbion, Inc. of $12.6 million, in the year ended December 31, 2013 compared to a net loss of $11.7 million for the year ended December 31, 2012.
Our financial results for the year ended December 31, 2013 compared to the year ended December 31, 2012 reflect the addition of two surgical facilities that we consolidate for financial reporting purposes and one surgical facility that we account for using the equity method for financial reporting purposes. In addition, we began consolidating for financial reporting purposes our surgical hospital located in Great Falls, Montana effective January 1, 2013. This facility acquired the ancillary services of a physician clinic located in the same market in December 2013. In June 2013, we completed a transaction related to our surgical hospital located in Austin, Texas, which included an asset sale and resulted in a decrease in our ownership interest to 25.0% at this facility.
Revenues. Revenues for the year ended December 31, 2013 compared to the year ended December 31, 2012 were as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	Dollar Variance	Percent Variance

Patient service revenues	$530,086	$484,066	$46,020	9.5%
Other service revenues	5,501	7,738	(2,237)	(28.9)%
Total revenues	$535,587	$491,804	$43,783	8.9%

Patient service revenues increased 9.5% to $530.1 million in the year ended December 31, 2013 compared to $484.1 million in the year ended December 31, 2012. This increase in patient service revenues was primarily attributable to surgical facilities acquired since January 1, 2012 and the consolidation of our surgical hospital located in Great Falls, Montana effective January 1, 2013.
Cost of Revenues. Cost of revenues increased to $397.1 million in the year ended December 31, 2013 compared to $351.3 million for the year ended December 31, 2012. The increase is primarily driven by the related increase in revenues from surgical facilities acquired since January 1, 2012 and the consolidation of our surgical hospital located in Great Falls, Montana effective January 1, 2013. As a percentage of revenues, cost of revenues were 74.1% in 2013 and 71.4% in 2012. We incurred an increase in supply costs at our surgical hospitals due to an increase in higher acuity cases and ancillary services performed at these facilities.
General and Administrative Expenses. General and administrative expenses were $22.0 million for the year ended December 31, 2013 and $26.9 million for the year ended December 31, 2012. As a percentage of revenues, general and administrative expenses were 4.0% in 2013 compared to 5.5% in 2012. This decrease was primarily attributable to the 2013 period having $2.9 million less incentive compensation expense than the 2012 period.
Depreciation and Amortization. Depreciation and amortization expenses increased to $23.0 million in the year ended December 31, 2013 compared to $21.4 million for the year ended December 31, 2012. As a percentage of revenues, depreciation and amortization expenses were 4.3% in both 2013 and 2012.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $11.1 million in the year ended December 31, 2013 compared to $10.2 million for the year ended December 31, 2012. As a percentage of revenues, the provision for doubtful accounts was 2.1% in both 2013 and 2012.
Income from Equity Investments. Income from equity investments was $4.2 million in the year ended December 31, 2013 and $4.5 million in the year ended December 31, 2012.
Loss (Gain)on Disposal or Impairment of Long-Lived Assets. Loss on disposal or impairment of long-lived assets was $5.9 million in the year ended December 31, 2013 compared to a gain of $6.2 million for the year ended December 31, 2012. In 2013, we recorded a loss of $6.2 million on the transaction related to our surgical hospital located in Austin, Texas, which included an asset sale and resulted in a decrease in our ownership interest to 25.0% at this facility. In 2012, we recognized a gain of $5.9 million on the disposal of our non-consolidating ownership interest in a surgical facility located in Oklahoma City, Oklahoma and a gain of $750,000 on the disposal of our non-consolidating ownership interest in a surgical facility located in Nashville, Tennessee.
Electronic Health Records Incentives. Income from electronic health records incentives was $4.6 million in the year ended December 31, 2013 and $1.1 million in the year ended December 31, 2012. In 2013, we met the meaningful use requirements and received incentive payments at three of our surgical hospitals. In 2012, we met the meaningful use requirements and received incentive payments at one of our surgical hospitals.
Proceeds from Insurance Settlements, Net. Proceeds from insurance settlements, net was $919,000 in the year ended December 31, 2013. These proceeds are related to the settlement of an insurance claim for storm damage at our surgical hospital located in Lubbock, Texas.
Operating Income. Operating income was $86.4 million in the year ended December 31, 2013 compared to $94.3 million for the year ended December 31, 2012. In 2013, we recorded a loss of $6.2 million in connection with the transaction related to our surgical hospital located in Austin, Texas. In 2012, we recognized a gain of $6.7 million on the disposal of non-consolidating ownership interests related to our surgical facilities in Oklahoma City, Oklahoma and Nashville, Tennessee. Excluding the impact of the disposal of surgical facilities, our operating income margin was 17.3% in 2013 and 17.9% in 2012.
Interest Expense, Net. Interest expense, net, was $58.0 million in the year ended December 31, 2013 compared to $57.6 million for the year ended December 31, 2012.
Provision for Income Taxes.  The provision for income taxes was $5.3 million in the year ended December 31, 2013 compared to $10.9 million in the year ended December 31, 2012. Income tax expense in each period was primarily attributable to non-cash deferred income tax expense related to our partnership investments.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests decreased to $37.6 million in the year ended December 31, 2013 compared to $38.6 million for the year ended December 31, 2012. As a percentage of revenues, net income attributable to non-controlling interests was 7.0% in 2013 and 7.8% in 2012.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Overview.  In 2012, our revenues increased 16.3% to $491.8 million from $422.9 million in 2011.  We incurred a net loss attributable to Symbion, Inc. in the year ended December 31, 2012 of $11.7 million compared to a net loss of $26.6 million for the year ended December 31, 2011.
Our financial results for the year ended December 31, 2012 compared to the year ended December 31, 2011 reflect the addition of two surgical facilities that we consolidate for financial reporting purposes, the disposition of three surgical facilities which we account for using the equity method and the addition of one surgical facility which we manage.

Revenues.  Revenues for the year ended December 31, 2012 compared to December 31, 2011 were as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	Dollar Variance	Percent Variance

Patient service revenues	$484,066	$412,372	$71,694	17.4%
Physician service revenues	—	4,484	(4,484)	(100.0)%
Other service revenues	7,738	6,032	1,706	28.3%
Total revenues	$491,804	$422,888	$68,916	16.3%
Patient service revenues increased 17.4% to $484.1 million in the year ended December 31, 2012 compared to $412.4 million in the year ended December 31, 2011. This increase in patient service revenues was attributable to surgical facilities acquired since January 1, 2011. In addition, this increase was attributable to growth at our surgical hospitals, including an increase in net patient revenue per case due to an increase in higher acuity cases and ancillary services performed at these facilities. Effective September 30, 2011, we completed a scheduled termination of our physician network agreements.
Cost of Revenues.  Cost of revenues in the year ended December 31, 2012 was $351.3 million compared to $298.7 million for the year ended December 31, 2011. This increase was attributable to surgical facilities acquired since January 1, 2011, as well as growth at our surgical hospitals. We incurred an increase in supply costs at our surgical hospitals due to an increase in higher acuity cases and ancillary services performed at these facilities. As a percentage of revenues, cost of revenues increased to 71.4% in 2012 compared to 70.6% for 2011.
General and Administrative Expenses.  General and administrative expenses increased to $26.9 million in the year ended December 31, 2012 compared to $22.7 million for the year ended December 31, 2011. In 2012, we had $2.7 million higher incentive compensation expense. As a percentage of revenues, excluding the increase in incentive compensation expense, our general and administrative expenses decreased to 4.9% for 2012 compared to 5.4% for 2011. This decrease was primarily attributable to our leveraging of corporate overhead costs while continuing to increase revenues through recent acquisitions.
Depreciation and Amortization.  Depreciation and amortization expenses increased to $21.4 million in the year ended December 31, 2012 compared to $19.5 million for the year ended December 31, 2011. This increase was attributable to surgical facilities acquired since January 1, 2011. As a percentage of revenues, depreciation and amortization expenses were 4.3% in 2012 compared to 4.6% in 2011.
Provision for Doubtful Accounts.  The provision for doubtful accounts increased to $10.2 million in the year ended December 31, 2012 compared to $6.6 million for the year ended December 31, 2011. As a percentage of revenues, the provision for doubtful accounts increased to 2.1% for 2012 compared to 1.6% in 2011. The increase in revenues from our surgical hospitals has driven an incremental increase in our provision for doubtful accounts.
Income from Equity Investments.  Income from equity investments increased to $4.5 million in the year ended December 31, 2012 from $1.9 million for the year ended December 31, 2011.  This increase was attributable to ownership interests in non-consolidating surgical facilities that we acquired since January 1, 2011.
(Gain) Loss on Disposal or Impairment of Long-Lived Assets, Net.  We recognized a gain on the disposal of long-lived assets of $6.2 million during the year ended December 31, 2012. We recognized a $5.9 million gain on disposal of our ownership interest in our surgical facility located in Oklahoma City, Oklahoma. Additionally, we recognized a gain of $750,000 on the disposal of our ownership interest in our surgical facility located in Nashville, Tennessee. During the year ended December 31, 2011, we recorded a loss on impairment or disposal of long-lived assets of $4.8 million. We had an impairment charge of $2.9 million related to our equity method investment in our surgical facility located in Novi, Michigan. We also recorded a valuation allowance of $2.1 million related to a note receivable due from the Novi, Michigan facility. These losses were offset by a net gain on disposal of various long-lived assets.
Loss on Debt Extinguishment. As a result of our debt restructuring during the second quarter of 2011, we incurred a loss on debt extinguishment of $4.8 million. This loss primarily consisted of capitalized debt issuance costs written off in connection with our termination of debt instruments as part of the restructuring.
Electronic Health Record Incentives. In the year ended December 31, 2012, electronic health records incentives income was $1.1 million, In 2012, we met the meaningful use requirements and received incentive payments at one of our surgical hospitals.
Operating Income.  Operating income was $94.3 million in the year ended December 31, 2012, compared to $67.9 million for the year ended December 31, 2011. In 2012, we recognized a gain of $6.7 million on the disposal of ownership interests related to our surgical facilities in Oklahoma City, Oklahoma and Nashville, Tennessee. In 2011, we recorded an impairment loss of $5.0 million related to our ownership interest in our surgical facility located in Novi, Michigan, which was subsequently divested in 2013. Excluding the impact of the disposal of surgical facilities, our operating income margin was 17.8% in 2012 and 17.2% in 2011.
Interest Expense, Net.  Interest expense, net of interest income, increased to $57.6 million for the year ended December 31, 2012 compared to $54.3 million for the year ended December 31, 2011. The increase was primarily attributable to a higher interest rate on our Senior Secured Notes compared to our previous variable rate Credit Facility.

Provision for Income Taxes.  The provision for income taxes was $10.9 million in the year ended December 31, 2012 compared to $8.7 million in the year ended December 31, 2011. Income tax expense in each period was primarily attributable to non-cash deferred income tax expense related to our partnership investments.
Net Income Attributable to Non-Controlling Interests.  Net income attributable to non-controlling interests increased to $38.6 million in the year ended December 31, 2012 compared to $32.8 million for the year ended December 31, 2011. As a percentage of revenues, income attributable to non-controlling interests was 7.8% for 2012 and 2011.
Quarterly Results of Operations
The following tables present a summary of our unaudited quarterly consolidated results of operations for each of the four quarters in 2013 and 2012.  The unaudited financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited consolidated financial statements and related notes.  The amounts have been adjusted for discontinued operations. Our quarterly operating results have varied in the past and may continue to do so. The operating results below are not necessarily indicative of results for any future period (in thousands and unaudited).

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Consolidated Statements of Operations Data:
Revenues	$132,598	$134,598	$127,404	$140,987	$535,587
Operating expenses:
Cost of revenues	98,688	101,294	95,378	101,773	397,133
General and administrative expenses	5,840	5,285	5,722	5,129	21,976
Depreciation and amortization	6,006	5,478	5,907	5,602	22,993
Provision for doubtful accounts	2,793	2,390	3,043	2,923	11,149
Income from equity investments	(881)	(1,039)	(1,061)	(1,265)	(4,246)
(Gain) loss on disposal or impairment of long-lived assets, net	(492)	7,672	(1,369)	59	5,870
Electronic health records incentives	—	—	—	(4,553)	(4,553)
Proceeds from insurance settlements, net	—	—	—	(919)	(919)
Litigation settlements, net	(163)	(35)	(32)	(3)	(233)
Total operating expenses	111,791	121,045	107,588	108,746	449,170
Operating income	20,807	13,553	19,816	32,241	86,417
Interest expense, net	(14,752)	(14,641)	(14,484)	(14,105)	(57,982)
Income (loss) before income taxes and discontinued operations	6,055	(1,088)	5,332	18,136	28,435
Provision for income taxes	1,145	(499)	1,113	3,571	5,330
Income (loss) from continuing operations	4,910	(589)	4,219	14,565	23,105
(Loss) income from discontinued operations, net of income taxes	(713)	2,125	93	377	1,882
Net income	4,197	1,536	4,312	14,942	24,987
Less: Net income attributable to non-controlling interests	(8,243)	(8,714)	(7,638)	(13,012)	(37,607)
Net (loss) income attributable to Symbion, Inc.	$(4,046)	$(7,178)	$(3,326)	$1,930	$(12,620)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Consolidated Statements of Operations Data:
Revenues	$116,307	$118,221	$122,341	$134,935	$491,804
Operating expenses:
Cost of revenues	81,086	82,565	91,887	95,770	351,308
General and administrative expenses	8,001	6,285	5,684	6,931	26,901
Depreciation and amortization	5,173	5,265	5,479	5,443	21,360
Provision for doubtful accounts	2,012	2,587	2,908	2,704	10,211
Income from equity investments	(464)	(1,214)	(1,251)	(1,561)	(4,490)
Loss (gain) on disposal or impairment of long-lived assets, net	54	(607)	66	(5,708)	(6,195)
Electronic health records incentives	—	—	(603)	(451)	(1,054)
Litigation settlements, net	(17)	(215)	—	(300)	(532)
Total operating expenses	95,845	94,666	104,170	102,828	397,509
Operating income	20,462	23,555	18,171	32,107	94,295
Interest expense, net	(14,324)	(14,337)	(14,533)	(14,447)	(57,641)
Income before income taxes and discontinued operations	6,138	9,218	3,638	17,660	36,654
Provision for income taxes	1,277	1,390	1,064	7,208	10,939
Income from continuing operations	4,861	7,828	2,574	10,452	25,715
Income (loss) from discontinued operations, net of income taxes	175	(209)	(850)	2,016	1,132
Net income	5,036	7,619	1,724	12,468	26,847
Less: Net income attributable to non-controlling interests	(9,977)	(10,480)	(7,173)	(10,927)	(38,557)
Net (loss) income attributable to Symbion, Inc.	$(4,941)	$(2,861)	$(5,449)	$1,541	$(11,710)

EBITDA and Consolidated Adjusted EBITDA
When we use the term “EBITDA,” we are referring to net income plus (a) income (loss) from discontinued operations, net of income taxes, (b) provision for income taxes, (c) interest expense, net, (d) depreciation and amortization, (e) non-cash (gains) losses, including those related to disposal or impairment of long-lived assets and debt extinguishment, if any, and (f) non-cash stock-based compensation expense, minus (g) net income attributable to non-controlling interests. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.
EBITDA increased to $78.1 million for the year ended December 31, 2013 from $73.0 million for the year ended December 31, 2012. This increase is primarily attributable to surgical facilities acquired since January 1, 2012 and the consolidation of our surgical hospital located in Great Falls, Montana effective January 1, 2013.
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
EBITDA and Consolidated Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP. They should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from EBITDA and Consolidated Adjusted EBITDA are significant components in understanding and evaluating financial performance and liquidity. Our calculation of EBITDA is not comparable to the EBITDA measure we have used in certain prior periods but our EBITDA measure is consistent with the measure of EBITDA less income attributable to non-controlling interests previously reported. Our calculation of EBITDA and Consolidated Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following tables reconciles EBITDA to net cash provided by operating activities - continuing operations (in thousands and unaudited):

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

EBITDA	$18,180	$17,992	$16,818	$25,093	$78,083
Depreciation and amortization	(6,006)	(5,478)	(5,908)	(5,601)	(22,993)
Stock-based compensation	(102)	(1)	(103)	(204)	(410)
Gain (loss) on disposal or impairment of long-lived assets, net	492	(7,673)	1,370	(59)	(5,870)
Interest expense, net	(14,752)	(14,641)	(14,484)	(14,105)	(57,982)
Provision for income taxes	(1,145)	499	(1,113)	(3,571)	(5,330)
Net income attributable to non-controlling interests	8,243	8,714	7,638	13,012	37,607
(Loss) income from discontinued operations, net of income taxes	(713)	2,125	93	377	1,882
Net income	4,197	1,537	4,311	14,942	24,987
(Income) loss from discontinued operations, net of income taxes	713	(2,125)	(93)	(377)	(1,882)
Depreciation and amortization	6,006	5,478	5,908	5,601	22,993
Amortization of debt issuance costs and discounts	963	965	1,067	999	3,994
Payment-in-kind interest expense	2,194	2,209	2,282	2,297	8,982
Stock-based compensation	102	1	103	204	410
(Gain) loss on disposal or impairment of long-lived assets, net	(492)	7,673	(1,370)	59	5,870
Deferred income taxes	1,098	(879)	961	3,376	4,556
Income from equity investments, net of distributions received	(69)	(272)	(228)	(199)	(768)
Provision for doubtful accounts	2,793	2,390	3,043	2,923	11,149
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(1,457)	(4,942)	425	(7,445)	(13,419)
Other operating assets and liabilities	1,256	(7,610)	5,100	(4,125)	(5,379)
Net cash provided by operating activities — continuing operations	$17,304	$4,425	$21,509	$18,255	$61,493

Other Data:
Number of surgical facilities included in continuing operations as of the end of period (1)	56	56	55	56	56
Number of consolidated surgical facilities included in continuing operations as of the end of period	45	44	44	45	45

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

EBITDA	$17,429	$17,783	$16,720	$21,028	$72,960
Depreciation and amortization	(5,173)	(5,265)	(5,479)	(5,443)	(21,360)
Stock-based compensation	(1,717)	(50)	(177)	(113)	(2,057)
(Loss) gain on disposal or impairment of long-lived assets, net	(54)	607	(66)	5,708	6,195
Interest expense, net	(14,324)	(14,337)	(14,533)	(14,447)	(57,641)
Provision for income taxes	(1,277)	(1,390)	(1,064)	(7,208)	(10,939)
Net income attributable to non-controlling interests	9,977	10,480	7,173	10,927	38,557
Income (loss) from discontinued operations, net of income taxes	175	(209)	(850)	2,016	1,132
Net income (loss)	5,036	7,619	1,724	12,468	26,847
(Income) loss from discontinued operations, net of income taxes	(175)	209	850	(2,016)	(1,132)
Depreciation and amortization	5,173	5,265	5,479	5,443	21,360
Amortization of debt issuance costs and discounts	944	945	954	955	3,798
Payment-in-kind interest expense	2,028	2,029	2,109	2,139	8,305
Stock-based compensation	1,717	50	177	113	2,057
Loss (gain) on disposal or impairment of long-lived assets, net	54	(607)	66	(5,708)	(6,195)
Deferred income taxes	1,177	1,490	4,008	7,125	13,800
Income from equity investments, net of distributions received	(139)	(715)	(422)	(655)	(1,931)
Provision for doubtful accounts	2,012	2,588	2,907	2,704	10,211
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(3,267)	851	(355)	(3,427)	(6,198)
Other operating assets and liabilities	1,346	(3,141)	4,572	(7,020)	(4,243)
Net cash provided by operating activities — continuing operations	$15,906	$16,583	$22,069	$12,121	$66,679

Other Data:
Number of surgical facilities included in continuing operations as of the end of period (1)	55	57	58	57	57
Number of consolidated surgical facilities included in continuing operations as of the end of period	42	44	44	44	44

(1)	Includes surgical facilities that we manage but in which we have no ownership interest.

The following table reconciles Consolidated Adjusted EBITDA to EBITDA and EBITDA to net cash provided by operating activities—continuing operations (in thousands):

Year Ended December 31, 2013

Consolidated Adjusted EBITDA (1)	$82,555
Cash payment on facility lease obligation (2)	5,596
Intercompany notes adjustment (3)	(5,020)
Pro forma transactions and other non-cash adjustments (4)	(5,048)
EBITDA	78,083
Depreciation and amortization	(22,993)
Stock-based compensation	(410)
Loss on disposal or impairment of long-lived assets, net	(5,870)
Interest expense, net	(57,982)
Provision for income taxes	(5,330)
Net income attributable to non-controlling interests	37,607
Income from discontinued operations, net of income taxes	1,882
Net income	24,987
Income from discontinued operations, net of income taxes	(1,882)
Depreciation and amortization	22,993
Amortization of debt issuance costs and discounts	3,994
Payment-in-kind interest expense	8,982
Stock-based compensation	410
Loss on disposal or impairment of long-lived assets, net	5,870
Deferred income taxes	4,556
Income from equity investments, net of distributions received	(768)
Provision for doubtful accounts	11,149
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(13,419)
Other operating assets and liabilities	(5,379)
Net cash provided by operating activities - continuing operations	$61,493

(1)	When we use the term Consolidated Adjusted EBITDA, we are referring to EBITDA as reported adjusted for covenant related items per our Credit Facility.

(2)	Represents the cash lease payment adjustment for our facility located in Idaho Falls, Idaho as contemplated by our Credit Facility.

(3)	Adjustments related to outstanding balances on intercompany notes issued by our restricted subsidiaries as contemplated by our Credit Facility.

(4)	Includes the pro forma effect of acquisitions and other non-cash adjustments as contemplated by our Credit Facility.
Liquidity and Capital Resources
Operating Activities
During the year ended December 31, 2013, our operating cash flow from continuing operations decreased to $61.5 million compared to $66.7 million for the year ended December 31, 2012. In 2012, we received $1.7 million of proceeds related to a lawsuit settlement at one of our surgical hospitals. Additionally, cash flows from operations in 2013 was impacted by the continued implementation of EHR technology. At December 31, 2013, we had working capital of $87.7 million compared to $67.1 million at December 31, 2012.
During the year ended December 31, 2012, our operating cash flow from continuing operations increased to $66.7 million compared to $63.9 million for the year ended December 31, 2011. This increase was primarily attributable to surgical facilities acquired since January 1, 2011 and changes in working capital.
Investing Activities
Net cash used in investing activities of continuing operations during the year ended December 31, 2013 was $24.8 million. We paid $19.0 million related to purchases of property and equipment, which included $3.5 million of EHR technology implementation costs. We made payments of $4.8 million related to our acquisitions of consolidating ownership interests in surgical facilities located in Irvine, California and Providence, Rhode Island and a non-consolidating ownership interest in a surgical facility located in Jackson, Tennessee. We contributed cash of $4.1 million in connection with the acquisition of ancillary service at our surgical hospital located in Great Falls, Montana. We received proceeds of $2.7 million associated with the asset sale and decrease in our ownership interest to 25.0% related to our surgical hospital located in Austin, Texas. We received net proceeds from discontinued operations of $3.7 million, net of distributions to non-controlling interests holders, associated with the sale of our surgical facility located in Havertown, Pennsylvania. We acquired a 48.0% non-consolidating ownership interest in a new management service company that provides management services to this facility as part of the consideration for the sale and this investment is reflected in continuing operations.
Net cash used in investing activities of continuing operations during the year ended December 31, 2012 was $23.8 million which included $21.1 million of payments for acquisitions, net of $2.3 million of cash acquired, and proceeds from divestitures of $11.5 million. Our acquisition activity was funded with cash from continuing operations. We also invested $14.1 million related to purchases of property and equipment, which included $2.0 million of EHR technology implementation costs.
Net cash used in investing activities of continuing operations during the year ended December 31, 2011 was $17.8 million, which included $7.8 million of payments for acquisitions, net of $491,000 of cash acquired. Our acquisition activity was funded with cash from continuing operations. We also invested $9.4 million related to purchases of property and equipment.
Financing Activities
Net cash used in financing activities of continuing operations during the year ended December 31, 2013 was $58.9 million. During 2013, we made distributions to non-controlling interests partners of $32.6 million. Under the mandatory redemption provisions of the Toggle Notes, we repaid $21.2 million of the principal outstanding balance on August 23, 2013. We funded this payment with cash from operations. In March 2013, we refinanced the debt of our surgical hospital located in Idaho Falls, Idaho facility. This refinancing transaction resulted in $6.1 million of borrowings from a new lender, $7.5 million of repayments to the previous lenders and $427,000 of debt issuance cost payments. The $5.0 million of restricted invested assets associated with the previous lenders at our Idaho Falls facility became unrestricted cash in connection with the refinancing transaction. In September 2013, we repaid the $6.1 million of borrowings from the new lender with cash from continuing operations. In December 2013, our surgical facilities located in East Greenwich and East Bay, Rhode Island borrowed $2.0 million to replace intercompany debt at these facilities. In addition, the Company borrowed $1.8 million in December 2013 to partially fund the acquisition of a surgical facility located in Providence, Rhode Island. We also made scheduled repayments on our long-term debt of $10.5 million.
Net cash used in financing activities of continuing operations during the year ended December 31, 2012 was $40.7 million. During 2012, we made distributions to non-controlling interests partners of $39.4 million.
Net cash used in financing activities of continuing operations during the year ended December 31, 2011 was $55.2 million. During 2011, we made distributions to non-controlling interests partners of $32.7 million. The following table summarizes our financing activities related to the issuance of our Senior Secured Notes and simultaneous extinguishment of other debt which was completed in 2011 (in thousands):

Cash provided by (used in) debt issuance and extinguishment

Issuance of Senior Secured Notes, net of debt issuance discount of $5,278	$344,722
Debt extinguishment, plus accrued and unpaid interest:
Credit Facility	(273,121)
Toggle Notes	(73,330)
Payment of debt issuance costs	(11,891)
Net cash used in debt issuance and extinguishment	$(13,620)

Long-Term Debt
A summary of our long-term debt follows (in thousands):

	December 31,
	2013	2012

Credit Facility	$—	$—
Senior Secured Notes, net of debt issuance discount of $2,858 and $3,868 at December 31, 2013 and 31, 2012, respectively	338,142	337,132
PIK Exchangeable Notes	118,639	109,688
Toggle Notes	73,475	94,724
Notes payable and secured loans	24,970	28,168
Capital lease obligations	4,922	3,864
Total debt	560,148	573,576
Less: Current maturities	(9,102)	(39,462)
Total long-term debt	$551,046	$534,114
We modified our long-term debt structure during the second quarter of 2011. On June 14, 2011, we completed the offering of $350.0 million aggregate principal amount of Senior Secured Notes (the "Offering."). The proceeds of the Offering were used to retire our then existing senior secured credit facility and a portion of our Toggle Notes. In connection with the Offering, we entered into the Credit Facility as well as exchanged outstanding Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of PIK Exchangeable Notes. As a result of the debt restructuring, we recorded a loss on debt extinguishment of $4.8 million. This loss is comprised primarily of capitalized debt issuance costs written off in connection with our termination of debt instruments as part of the restructuring.
On September 9, 2011, we canceled $9.0 million aggregate principal amount of outstanding Senior Secured Notes held by certain holders, plus accrued and unpaid interest, in exchange for the issuance to such holders of $9.2 million aggregate principal amount of PIK Exchangeable Notes which resulted in no significant gain or loss.
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
We had letters of credit outstanding under the Credit Facility of $1.8 million at December 31, 2013 related to our self-insured workers compensation coverage and the operating lease on our surgical hospital in Lubbock, Texas. As of December 31, 2013, $48.2 million was available under the Credit Facility.
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
The Credit Facility contains financial covenants requiring us not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change. At December 31, 2013, we were in compliance with all material covenants contained in the Credit Facility.
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
The Senior Secured Notes are guaranteed by substantially all of our existing and future material wholly-owned domestic restricted subsidiaries. The Senior Secured Notes are senior secured obligations of our company and the guarantors. The Senior Secured Notes rank equal in right of payment with any of our or the guarantors' existing and future senior indebtedness and pari passu with our and the guarantors' first priority liens, except to the extent that the property and assets securing the notes also secure the obligations under the Credit Facility, which is entitled to proceeds of the collateral prior to the Senior Secured Notes in the event of a foreclosure or any insolvency proceedings.

We may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. Prior to June 15, 2014, in each of 2011, 2012 and 2013, we may redeem up to 10% of the original aggregate principal amount of the Senior Secured Notes at a price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest. We may also redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with proceeds of certain equity offerings at any time prior to June 15, 2014. At December 31, 2013, we had not redeemed any of our Senior Secured Notes.
Effective September 9, 2011, we canceled $9.0 million aggregate principal amount of our Senior Secured Notes held by certain holders, plus accrued and unpaid interest, in exchange for our issuance to such parties of $9.2 million aggregate principal amount of our PIK Exchangeable Notes. As a result of that exchange, we currently have $341.0 million aggregate principal amount of Senior Secured Notes outstanding.
At December 31, 2013, we were in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.
Scheduled amortization of the discount recorded in connection with the Senior Secured Notes follows (in thousands):

January 1, 2014 through December 31, 2014	$1,092
January 1, 2015 through December 31, 2015	1,186
January 1, 2016 through June 15, 2016	580
Total discount on Senior Secured Notes	$2,858
PIK Exchangeable Notes
Concurrent with the Offering, we exchanged with certain holders of our outstanding Toggle Notes, Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of our PIK Exchangeable Notes. Effective September 9, 2011, we canceled $9.0 million aggregate principal amount of our Senior Secured Notes held by certain holders, plus accrued and unpaid interest, in exchange for our issuance to such parties of $9.2 million aggregate principal amount of our PIK Exchangeable Notes.
The PIK Exchangeable Notes mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on June 15 and December 15 of each year. We pay interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. We record this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, we reclassify the accrued interest to long-term debt. Due to the required payment-in-kind interest, we increased the principal amount of the PIK Exchangeable Notes by $9.0 million, $8.3 million and $3.8 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had accrued interest of $422,000 on the PIK Exchangeable Notes.
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
We recorded the PIK Exchangeable Notes in accordance with ASC Topic 470, Debt. In the exchange, the new PIK Exchangeable Notes were recorded at fair value. At December 31, 2013, we were in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.
Toggle Notes
On June 3, 2008, we completed the private offering of $179.9 million aggregate principal amount of our Toggle Notes.  Interest on the Toggle Notes is due February 23 and August 23 of each year.  The Toggle Notes mature on August 23, 2015.  For any interest period through

August 23, 2011, we were able to elect to pay interest on the Toggle Notes (i) in cash, (ii) in kind, by increasing the principal amount of the notes or issuing new notes (referred to as “PIK interest”) for the entire amount of the interest payment or (iii) by paying interest on 50% of the principal amount of the Toggle Notes in cash and 50% in PIK interest.  Cash interest on the Toggle Notes accrues at the rate of 11.0% per annum.  PIK interest on the Toggle Notes accrued at the rate of 11.75% per annum.
Between August 23, 2008 and August 23, 2011, we elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes increased by $71.0 million from the issuance of the Toggle Notes to December 31, 2013. Beginning with our February 2012 interest payment, all interest under our Toggle Notes is required to be paid in cash. As of December 31, 2013, we had accrued interest of $2.9 million on the Toggle Notes.
In connection with the Offering, we repurchased $70.8 million aggregate principal amount of the Toggle Notes, at par plus accrued and unpaid interest of $2.6 million, and exchanged $85.4 million aggregate principal amount of Toggle Notes, at par plus accrued interest of $3.1 million, for $88.5 million aggregate principal amount of PIK Exchangeable Notes.
The indenture governing the Toggle Notes includes a mandatory redemption provision. Under this provision, if the Toggle Notes would otherwise constitute applicable high yield discount obligations, within the meaning of Section 163(i)(1) of the Tax Code, we are required to redeem, for cash, a portion of the Toggle Notes then outstanding, equal to the mandatory principal redemption amount. Under the mandatory redemption provisions of the Toggle Notes, $21.2 million of principal balance outstanding was due and paid on August 23, 2013.
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
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At December 31, 2013, we were in compliance with all material covenants contained in the indenture governing the Toggle Notes.
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
In March 2013, we refinanced the debt of our surgical hospital located in Idaho Falls, Idaho. This refinancing transaction resulted in $6.1 million of borrowings from a new lender, $7.5 million of repayments to the previous lenders and $427,000 of debt issuance cost payments. In September 2013, we repaid the $6.1 million of borrowings from the new lender with cash from continuing operations. In December 2013, our surgical facilities located in East Greenwich and East Bay, Rhode Island borrowed $2.0 million to replace intercompany debt at these facilities. In addition, we borrowed $1.8 million in December 2013 to partially fund the acquisition of a surgical facility located in Providence, Rhode Island.
Capital Lease Obligations
We are liable to various vendors for several equipment leases.  The carrying value of the leased assets was $4.6 million and $5.3 million as of December 31, 2013 and December 31, 2012, respectively.
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

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations by period as of December 31, 2013 (in thousands):

	Payments Due by Period
	Total	2014	2015 - 2016	2017 - 2018	Thereafter

Long-term debt, including current maturities	$558,084	$7,349	$427,438	$123,244	$53
Cash interest obligations	87,099	37,429	48,929	741	—
Capital lease obligations	4,922	1,753	2,465	704	—
Operating lease obligations	151,053	23,526	39,051	25,835	62,641
Other financing obligations(1)	104,252	5,764	12,052	12,787	73,649
Total contractual obligations	$905,410	$75,821	$529,935	$163,311	$136,343

(1)	Other financing obligations include a payable to the hospital facility lessor at our surgical hospital located in Idaho Falls, Idaho relating to the land, building and improvements at this facility.
Inflation
Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2013-02, which requires additional disclosures on the effect of significant reclassifications out of accumulated other comprehensive income. The ASU requires a company that reports other comprehensive income to present (either on the face of the statement where net income is presented or in the notes to the financial statements) the effects on the line items of net income of the significant amounts reclassified out of accumulated other comprehensive income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, a company is required to cross-reference to other required disclosures that provide additional details about those amounts. This ASU is effective for fiscal years beginning after December 15, 2012, and was adopted by us on January 1, 2013. As it only requires additional disclosure, the adoption of this ASU had no impact on our consolidated financial position, results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders' prime rate. At December 31, 2013, $0.8 million of our long-term debt was subject to variable rates of interest. Additionally, future borrowings under our Credit Facility would subject us to LIBOR fluctuations. At December 31, 2013, the fair value of our total debt, based on quoted market prices as of this date was approximately $579.6 million.
Item 8. Financial Statements and Supplementary Data
Information with respect to this item is contained in our audited consolidated financial statements and related notes beginning with the Index on page F-1 of this report.
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

Effective December 1, 2013, we acquired a 52.5% ownership interest in a surgical facility located in Providence, Rhode Island. The purchase price of the acquisition was $2.4 million. We funded $1.8 million of the purchase price with debt and the remainder was funded with cash from operations. We consolidate this facility for financial reporting purposes. We have excluded this acquisition from management's assessment of internal control over financial reporting.
Management has assessed the effectiveness of our internal control over financial reporting using the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 Framework).  Based on management’s assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

(c)
Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Symbion is a wholly-owned subsidiary of Symbion Holdings Corporation. The same individuals serve on Holding’s Board of Directors and our company's Board of Directors (collectively and separately, the "Board of Directors" or "Board"). The following table summarizes the name, age and position(s) of our executive officers, key employees and the members of the Board of Directors:

Name	Age	Position

Richard E. Francis, Jr.	59	Chairman of the Board, Chief Executive Officer and Director
Clifford G. Adlerz	60	President, Chief Operating Officer and Director
Teresa F. Sparks	45	Senior Vice President and Chief Financial Officer
Robert V. Delaney	56	Director
Quentin Chu	37	Director
Kurt E. Bolin	55	Director
Craig R. Callen	58	Director
Daniel G. Kilpatrick	33	Director
All of our capital stock is owned by Holdings. Directors are re-elected annually by Holdings shareholders pursuant to a written consent in lieu of annual meeting. Each director shall hold office on the Board of Directors until a successor is elected or until the director's death or resignation. Our current directors are as follows:
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
Teresa F. Sparks has served as Senior Vice President and Chief Financial Officer since August 2007.  Ms. Sparks served as Corporate Controller from the Company’s inception in 1996 to August 2007 and was named Vice President in December 2002.  Previously, she served as Assistant Controller for HealthWise of America, Inc., a managed care organization.  Prior to joining HealthWise of America, Inc., Ms. Sparks was a senior healthcare auditor for Deloitte & Touche LLP, in Nashville, Tennessee.
Robert V. Delaney joined Crestview as a Partner in 2007 and is a member of the investment committee. Prior to joining Crestview, Mr. Delaney was a partner at Goldman Sachs where he served in a variety of leadership positions, including head of the private equity business in Asia and head of the global leveraged finance group. In addition to his role on the Symbion board, Mr. Delaney is currently a director of Samson Resources Corporation, Select Energy Services, Silver Creek Oil & Gas, Synergy Energy, and Texoma Transportation & Crude Marketing, LLC. He also serves as a trustee of Hamilton College. Mr. Delaney received an M.B.A. from Harvard Business School, an M.S. in Accounting from NYU Stern School of Business and a B.A. in Economics from Hamilton College.
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
Kurt E. Bolin is a Principal of Stone Point Capital LLC and has been with the firm since 1997.  Mr. Bolin has served as a director of the Company since August 2007.  Prior to joining Stone Point Capital, Mr. Bolin was with GE Capital, Inc., where he held various private equity positions from 1986 to 1997, most recently as Managing Director of the Equity Capital Group.  In addition to private equity investing, Mr. Bolin’s activities at GE Capital, Inc. included leading the acquisitions of various insurance companies.  Mr. Bolin is also a director of NEBCO Insurance Services, LLC, GENEX Services, Inc. and Wilton Re Holdings Limited.  The Board benefits from Mr. Bolin’s experience as a private equity investor and the knowledge he has gained as a board member of various companies.
Craig R. Callen has been a Senior Advisor at Crestview Partners since October 2009 and became a director of the Company in March 2010. From 2004 to 2007, Mr. Callen served as Senior Vice President of Strategic Planning and Business Development and a member of the Executive Committee for Aetna, Inc., responsible for oversight and development of Aetna's corporate strategy, including mergers and acquisitions. Prior to joining Aetna in 2004, Mr. Callen was a Managing Director and head of U.S. healthcare investment banking at Credit Suisse First Boston and co-head of healthcare investment banking at Donaldson Lufkin & Jenrette prior to its acquisition by Credit Suisse First Boston. Currently, Mr. Callen serves on the board of directors for both Omega Healthcare Investors and HMS Holdings, Inc.  Previously Mr. Callen served on the board of directors of Kinetic Concepts, Inc. and Sunrise Senior Living, Inc. Mr. Callen, through his 20 years in investment banking and broad experience in the healthcare industry, offers the board greater insight into industry dynamics as well as investment and acquisitions strategies.
Daniel G. Kilpatrick is a Principal at Crestview Partners and has been with the firm since August 2009, after graduating from Stanford Graduate School of Business. Mr. Kilpatrick has been a director of the Company since August 2012. He is also on the board of NYDJ Apparel. Prior to attending business school, Mr. Kilpatrick worked as a senior financial analyst for the Yale Investments Office where he identified and led the due diligence on investment managers in private equity and other asset classes and monitored existing relationships for the university's endowment. Mr. Kilpatrick's experience in finance provides the Board greater insight into financial strategy.
Board Structure and Compensation
The Board of Directors is currently composed of seven members.  We do not currently pay our directors any fees as compensation for their service on the Board.
Audit Committee Financial Expert
The Board of Directors has an appointed Audit and Compliance Committee, currently composed of Quentin Chu, Kurt E. Bolin and Daniel G. Kilpatrick.  In light of our company's status as a closely held and non-publicly traded company, the Board has not designated any member of the Audit and Compliance Committee as an audit committee financial expert.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics.  Copies of the Code of Business Conduct and Ethics may be obtained, free of charge, by writing to our in-house legal counsel at the following address: Symbion, Inc., Attention: Jennifer Baldock, General Counsel and Chief Compliance Officer, 40 Burton Hills Boulevard, Suite 500, Nashville, Tennessee 37215.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
The Compensation Committee of Holdings also serves as the Compensation Committee of our company (collectively and separately, the "Compensation Committee") and is responsible for establishing and administering executive compensation policies and programs within the framework of the committee’s compensation philosophy. The current Compensation Committee was established by Holdings in February 2008.  The Board of Directors served as the Compensation Committee between the consummation of the Merger on August 23, 2007 and the appointment of the Compensation Committee in February 2008. Senior management is employed by our company but has previously acquired and is currently eligible to receive equity awards in Holdings.
Our executive compensation policies are designed to complement and contribute to the achievement of our business objectives. The Compensation Committee’s compensation philosophy is that executive compensation should:

▪	Link compensation paid to executive officers to corporate and individual performance;

▪	Provide incentive opportunities that will motivate executive officers to achieve our company's long-term business objectives;

▪	Be competitive within the industry and community as well as responsive to the needs of executive officers;

▪	Attract, retain, motivate and reward individuals of the highest quality in the industry who have the experience, skills and integrity necessary to promote achievement of our business objectives; and

▪	Comply with all applicable laws, and be appropriate in light of reasonable and sensible standards of good corporate governance.
The elements of our executive compensation program include (i) base salary, (ii) annual bonus of cash or non-equity incentive compensation, (iii) equity-based compensation, and (iv) other benefits, including participation in our 401(k) plan and the Supplemental Executive Retirement Plan (the “SERP”). Executive officers also receive benefits that our other employees receive including medical, life and disability insurance.
Compensation Process
The Compensation Committee approves salaries and other compensation of the executive officers. The Compensation Committee also reviews and approves, in advance, employment and similar arrangements or payments to be made to any executive officer. For purposes of this discussion, the Named Executive Officers (the "NEOs") are the individuals included in the Summary Compensation Table in the Executive Compensation section below. Salaries and other compensation for all other executive officers and employees are determined by senior management in accordance with our compensation policies and current business objectives.
Currently, the Compensation Committee is appointed by Holdings’ Board of Directors, which is controlled by Crestview. Accordingly, the Compensation Committee represents the interests of Holdings’ stockholders and makes decisions independent from the executive officers of our company. The Compensation Committee has not utilized the services of a consulting firm in connection with compensation decisions it has made since the Merger.
The Compensation Committee may delegate to the Chief Executive Officer the authority to make, within the framework of the Compensation Committee’s philosophy or objectives that it has adopted from time to time, compensation decisions with respect to our non-executive employees.
Components of Executive Compensation
Base Salaries
The Compensation Committee reviews the base salaries of our executive officers on an annual basis. Salaries are determined based on a subjective assessment of the nature and responsibilities of the position involved, overall company performance and the performance of the individual executive officer as well as the executive officer's experience and tenure with us. Messrs. Francis and Adlerz were entitled to an increase in salary effective January 1, 2008, to $525,000 and $375,000, respectively, under the terms of their employment agreements but elected to delay implementing this increase to their base salary. Effective April 1, 2012, the Compensation Committee approved a base salary increase for Ms. Sparks to $245,000. Effective May 1, 2012, the Compensation Committee approved base salary increases for Messrs. Francis and Adlerz to $560,000 and $420,000, respectively, which were put into effect on this date. Messrs. Francis and Adlerz and Ms. Sparks received the 2% cost of living salary increase that all other employees received in 2013. The base salaries for 2013 for our Named Executive Officers were as follows: $571,200 for Mr. Francis, $428,400 for Mr. Adlerz, $249,900 for Ms. Sparks.
Non-Equity Incentive Compensation
Non-equity incentive compensation is intended to motivate our executive officers to achieve predetermined financial or other company objectives appropriate to each executive officer's area of responsibility. Non-equity incentive compensation is set by the Compensation Committee, consistent with the overall business objectives of our company.

In February 2013, the Compensation Committee established the 2013 Corporate Key Management Incentive Plan for key management employees, including our executive officers .  This plan provides for a bonus in cash or equity securities with a value equal to a percentage of base salary upon achievement of financial indicators selected by the Compensation Committee, including achievement of applicable budgeted EBITDA, development and division performance targets.  The amount of the award under the plan depends on the level of achievement; provided, however, that no bonus based on actual company EBITDA will be paid unless a minimum of 95% of budgeted EBITDA is achieved.  For Messrs. Francis and Adlerz, the aggregate cash and equity target bonus is 100% of base salary upon achievement of applicable budgeted EBITDA. For Ms. Sparks, the aggregate cash and equity target bonus is 50% of base salary upon achievement of applicable budgeted EBITDA.
Upon review of the Company's 2013 financial performance, the Committee determined that Company EBITDA performance for the year ended December 31, 2013 did not exceed threshold levels.  Accordingly, no cash or equity bonuses were earned by our Named Executive Officers for 2013 under this plan. See the "Executive Compensation-Summary Compensation Table."
In January 2014, the Compensation Committee established the 2014 Corporate Key Management Incentive Plan for key management employees, including our executive officers.  The 2014 plan provides for a  bonus in cash or equity securities with a value equal to a percentage of base salary upon achievement of financial indicators selected by our Compensation Committee, including achievement of applicable budgeted EBITDA, development and division performance targets.  The amount of the award under the plan depends on the level of achievement; provided, however, that no bonus based on Company EBITDA will be paid unless a minimum of 95% of budgeted EBITDA is achieved. For Messrs. Francis and Adlerz, the aggregate cash and equity target bonus is 100% of base salary and for Ms. Sparks the aggregate cash and equity target bonus is 50% of base salary upon achievement of applicable budgeted EBITDA for the Company.
Equity-Based Compensation
Equity-based compensation is intended to align the financial interests of our executive officers with those of our and Holdings' stockholders. The Compensation Committee believes that equity awards provide our executive officers a stake in the long-term performance of our company and also align the financial interests of our other senior management with the achievement of longer-term financial objectives that enhance stockholder value.  The Compensation Committee considers the number of available shares, but has no fixed formula for determining the awards to be granted.
In connection with the Merger, Holdings established the 2007 Equity Incentive Plan, which permits grants of stock options and other equity-based awards to purchase Holdings common stock.  On August 31, 2007, the Compensation Committee made an initial grant of options under this plan to the executive officers and certain of our other employees.  The exercise price of the options equaled the fair market value of Holdings common stock on the date of the grant.  The options contain either a time-based or performance-based vesting component.  The time-based vesting component of the options is accelerated in the event of a change in control of our company. The performance-based vesting component of the options is accelerated if certain conditions are satisfied in connection with a liquidity event of our company.  See “Executive Compensation-Potential Payments Upon Termination or Change in Control-Other Effects of Termination of Employment or Change in Control.”
Effective January 23, 2012, Holdings Board of Directors adopted an amendment to the 2007 Equity Incentive Plan. The amendment increased the shares authorized for future grant under this plan by 2,400,000 shares and expanded the authority of the Compensation Committee to amend the terms of outstanding awards under the plan without impairing the rights of any affected plan participant or the holder or beneficiary of any award.
After the adoption of the amendment to the 2007 Equity Incentive Plan, the Compensation Committee amended the terms for vesting and exercise of certain options previously issued under this plan and held by persons employed as of March 3, 2012, including options held by the Named Executive Officers. The exercise price of all options originally issued on and after August 31, 2007 and outstanding as of March 3, 2012 was reduced to $3.00 per share and the expiration date of such options was extended to January 23, 2022. Outstanding performance-based vesting options were amended to provide that they will vest upon a liquidity event of our company and based on the extent to which Crestview and certain affiliated investors receive a target share price for their equity.
On May 23, 2012, the Compensation Committee approved a grant of new options to purchase 2,238,231 shares of Holdings common stock that were issued to certain employees, including the Named Executive Officers, under the 2007 Equity Incentive Plan.  Options were granted to Messrs. Francis and Adlerz and Ms. Sparks to purchase 576,000, 432,000 and 146,427 shares of Holdings common stock, respectively. The exercise price of these options was $3.50 per share, which the Compensation Committee determined was equal to or greater than the fair market value of Holdings common stock on the date of the grant.  These options expire on May 23, 2022 or, if sooner, following termination of employment. Of the total options granted, 50% have a time-based vesting component and the other 50% have a performance-based vesting component.
Other Benefits
In January 2005 and prior to the Merger, the former Compensation Committee adopted the SERP. The SERP is a non-qualified deferred compensation plan for executive officers and other key employees designated by the Compensation Committee. The SERP is designed and administered in accordance with the requirements of the Internal Revenue Code to defer the taxation on compensation earned by participating employees. Participating employees can elect to defer up to 25% of their base salary and up to 50% of their annual bonus. For participating employees who defer at least 2% of their base salary, our company will separately contribute 2% of the employee's base salary to the SERP. The Compensation Committee, at its discretion, may make additional contributions to the SERP based on achievement of performance goals or other company objectives. Employee contributions to the SERP are immediately 100% vested. Company contributions vest one year after contribution, and immediately upon death, disability or a change in control of our company. Participating employees direct the investment of their accounts in mutual funds or other investment channels pursuant to the investment options available under the plan. Assets of the SERP are designated to pay SERP benefits but are the property of our company and are subject to the claims of our creditors.
The Named Executive Officers of our company are also eligible to participate in the Symbion, Inc. 401(k) Plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to contribute a portion of their base salary up to the maximum limits imposed by the Internal Revenue Code. Pursuant to the 401(k) Plan, our company can make a discretionary matching contribution to this plan on behalf of each participating employee. Typically, our match of employee contributions has been equal to 25% of the first 6% of an employee's base salary contributed to the plan.
Perquisites
We provide our executive officers with perquisites that we believe are reasonable, competitive and consistent with the overall compensation process for our executive officers and that are generally available to our other employees. These perquisites include medical, life and disability insurance.
EXECUTIVE COMPENSATION
Summary Compensation Table
The following table provides certain information on compensation paid or accrued for the years ended December 31, 2013, 2012 and 2011 with respect to our Named Executive Officers:

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total

Richard E. Francis, Jr.	2013	$571,200	$—	$—	$—	$14,398	$585,598
Chairman of the Board and Chief Executive Officer	2012	536,767	28,000	869,760	560,000	27,838	2,022,365
	2011	482,225	—	—	—	12,615	494,840

Clifford G. Adlerz	2013	428,400	—	—	—	11,766	440,166
President and Chief Operating Officer	2012	397,917	21,000	652,320	420,000	22,576	1,513,813
	2011	348,274	—	—	—	9,891	358,165

Teresa F. Sparks	2013	249,900	—	—	—	7,088	256,988
Senior Vice President and Chief Financial Officer	2012	241,874	12,500	221,105	122,500	13,602	611,581
	2011	227,929	—	—	—	6,950	234,879

(1)	Represents awards under the 2007 Equity Incentive Plan, as amended, granted May 23, 2012. See “Grants of Plan-Based Awards” below for additional information on the 2012 awards.

(2)	Represents awards under the 2013, 2012 and 2011 Corporate Key Management Incentive Plans. See “Grants of Plan-Based Awards” below for additional information on the 2013 awards.

(3)	Represents the following:

(a)
Company contributions to the Supplemental Executive Retirement Plan for Mr. Francis of $11,200 for 2013, $24, 645 for 2012 and $9,455 for 2011; Mr. Adlerz of $8,568 for 2013, $19,465 for 2012 and $6,829 for 2011; and Ms. Sparks of $4,998 for 2013, $11,059 for 2012 and $4,469 for 2011.

(b)
Company contributions to the Symbion, Inc. 401(k) Plan for Mr. Francis of $1,875 for 2013, $1,871 for 2012 and $1,837 for 2011; Mr. Adlerz of $1,875 for 2013, $1,838 for 2012 and $1,837 for 2011; and Ms. Sparks of $1,190 for 2013, $1,704 for 2012 and $1,679 for 2011.

(c)
Premiums we paid for term life insurance on behalf of Mr. Francis of $1,323 for 2013, $1,323 for 2012 and $1,323 for 2011; Mr. Adlerz of $1,323 for 2013, $1,273 for 2012 and $1,225 for 2011; and Ms. Sparks of $900 for 2013, $839 for 2012 and $802 for 2011.

Grants of Plan-Based Awards
The following table provides information regarding equity awards and incentive awards granted during the year ended December 31, 2013 to our Named Executive Officers under the 2013 Corporate Key Management Incentive Plan, subject to achievement of applicable performance targets:

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
		Threshold (1)	Target (2)	Maximum

Richard E. Francis, Jr.	—	$228,480	$571,200	$571,200

Clifford G. Adlerz	—	171,360	428,400	428,400

Teresa F. Sparks	—	49,980	124,950	124,950

(1)	Threshold is based upon minimum level of bonus payout assuming base level of performance is achieved. If base level is not reached, no bonus would be paid under the plan.

(2)	Target is based upon the expectation of the potential payout of incentive awards when the incentive plan was established.
Outstanding Equity Awards at Fiscal Year-End
The following table provides certain information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2013:

	Option Awards
Name	Number of Securities Underlying Unexercised Options		Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
	(# Exercisable)		(# Unexerciseable)

Richard E. Francis, Jr.	24,941	(1)	—		$1.50	12/10/2014
	29,082	(1)	—		1.50	1/5/2015
	430,302	(2)	462,195	(2)	3.00	1/23/2022
	57,600		518,400	(5)	3.50	5/23/2022

Clifford G. Adlerz	15,588	(1)	—		$1.50	12/10/2014
	18,176	(1)	—		1.50	1/5/2015
	286,868	(3)	318,762	(3)	3.00	1/23/2022
	43,200		388,800	(6)	3.50	5/23/2022

Teresa F. Sparks	6,361	(1)	—		$1.50	1/5/2015
	51,521	(4)	83,415	(4)	3.00	1/23/2022
	14,625		131,803	(7)	3.50	5/23/2022

(1)
Options to purchase Holdings common stock that were received by the Named Executive Officers in exchange for options to purchase Symbion common stock that were rolled over in connection with the Merger.

(2)
Effective August 31, 2007, Mr. Francis received a grant of options to purchase 892,497 shares of Holdings common stock, including 430,302 time vesting options and 462,195 performance vesting options. The time vesting options vested 20% per year on December 31 beginning

December 31, 2007. The performance vesting options vest upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain affiliated investors receive a target share price for their equity.

(3)
Effective August 31, 2007, Mr. Adlerz received a grant of options to purchase 605,630 shares of Holdings common stock, including 286,868 time vesting options and 318,762 performance vesting options. The time vesting options vested 20% per year on December 31 beginning December 31, 2007. The performance vesting options vest upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain affiliated investors receive a target share price for their equity.

(4)
Effective August 31, 2007, Ms. Sparks received a grant of options to purchase 134,936 shares of Holdings common stock, including 51,521 time vesting options and 83,415 performance vesting options. The time vesting options vested 20% per year on December 31 beginning December 31, 2007.  The performance vesting options vest upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain affiliated investors receive a target share price for their equity.

(5)
Effective May 23, 2012, Mr. Francis received a grant of options to purchase 576,000 shares of Holdings common stock, including 288,000 time vesting options and 288,000 performance vesting options. The time vesting options vest 20% per year on May 23 beginning May 23, 2013. The performance vesting options vest upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain affiliated investors receive a target share price for their equity.

(6)
Effective May 23, 2012, Mr. Adlerz received a grant of options to purchase 432,000 shares of Holdings common stock, including 216,000 time vesting options and 216,000 performance vesting options. The time vesting options vest 20% per year on May 23 beginning May 23, 2013. The performance vesting options vest upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain affiliated investors receive a target share price for their equity.

(7)
Effective May 23, 2012, Ms. Sparks received a grant of options to purchase 146,247 shares of Holdings common stock, including 73,124 time vesting options and 73,123 performance vesting options. The time vesting options vest 20% per year on May 23 beginning May 23, 2013. The performance vesting options vest upon a liquidity event based on the extent to which Crestview Partners, L.P. and certain affiliated investors receive a target share price for their equity.

See “Compensation Discussion and Analysis—Components of Executive Compensation — Equity Based Compensation ” for additional information about the 2012 amendment to the 2007 Equity Incentive Plan.
Option Exercises and Stock Vested
During 2013, Messrs. Francis and Adlerz exercised 97,217 options and 75,676 options, respectively, to purchase shares of Holdings common stock, respectively, that were rolled over in connection with the Merger and Ms. Sparks exercised 4,711 options to purchase shares of Holdings common stock that were rolled over in connection with the Merger.
The following table provides information on the exercise of stock options during the year ended December 31, 2013 related to the Named Executive Officers:

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise

Richard E. Francis	97,216	$284,846
Clifford G. Adlerz	75,676	221,731
Teresa F. Sparks	4,711	13,803
Non-Qualified Deferred Compensation
The following table provides information on the contribution activity during the year ended December 31, 2013 and the aggregate balances held by each of the Named Executive Officers at December 31, 2013 under the SERP:

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings (Losses) in Last Fiscal Year	Aggregate Balance at Last Fiscal Year End

Richard E. Francis, Jr.	$45,696	$11,200	$84,859	$402,140
Clifford G. Adlerz	8,568	8,568	11,595	204,873
Teresa F. Sparks	12,496	4,998	37,058	227,330
(1) Amounts in this column are also reported in the “All Other Compensation” column of the Summary Compensation Table.
See “Compensation Discussion and Analysis — Components of Executive Compensation — Other Benefits” for additional information about the SERP.

Potential Payments Upon Termination or Change in Control
Employment Agreements
Messrs. Francis and Adlerz entered into new employment agreements with us which became effective on August 23, 2007 upon the consummation of the Merger. The initial term of each of the employment agreements was three years, which is automatically extended so that the term will be three years until terminated. We are able to terminate each employment agreement for cause, including, but not limited to, the executive's conviction of a felony, gross negligence or internal misconduct in the performance of his duties to the extent it causes demonstrable harm to us. In addition, either party is able to terminate the employment agreement at any time by giving prior written notice to the other party. However, we would be obligated to pay the executive a severance benefit if we terminated the executive's employment without cause or if the executive terminated his employment upon the occurrence of certain events specified in the employment agreement, including, but not limited to, a change in control or our material breach of the agreement which is not cured promptly. The severance benefit is generally equal to three times the executive's highest base salary and the incentive bonus amount that would be paid for the current year as if the incentive bonus performance goals were fully achieved. Upon a termination of employment as a result of the executive's disability, we will pay the executive contractual disability benefits. If the executive receives severance payments following a change in control of our company that are subject to tax under Section 4999 of the Internal Revenue Code, we will pay additional amounts to offset the effect of such taxes on the executive. Each of the employment agreements also includes a covenant not to compete in which the executive agrees that, during the term of the employment agreement and for a period of one year thereafter, he will not own or work for any other company that is predominantly engaged in the ownership and management of surgery centers.
Severance Plan
We adopted an Executive Change in Control Severance Plan in December 1997, which currently provides for severance benefits for certain senior management employees, including Ms. Sparks. Eligible individuals are those identified in the severance plan and whose employment is terminated in connection with a change in the control of our company, as defined in the severance plan, and who are not offered employment by us or a successor employer that is substantially equivalent to or better than the position held with us immediately prior to the change in control or such position is not maintained for at least 12 months thereafter. The benefits provided to Ms. Sparks are cash compensation equal to her current base salary and incentive bonus for 12 months and participation in medical, life, disability and similar benefit plans that are offered to our active employees or those of its successor for a period of 12 months. Cash benefits are paid in a single lump sum within 30 days following termination.
Other Effects of Termination of Employment or Change in Control
In addition to payments pursuant to the employment agreements and the Executive Change in Control Severance Plan described above, upon a termination of employment or change in control the following occurs:
Supplemental Executive Retirement Plan - Under the SERP, deferrals made by an executive officer are fully vested and nonforfeitable at all times. If the executive officer's employment ends due to disability, death, retirement or a change in control, the executive officer's entire account, including earnings, will be fully vested. If the executive officer's employment ends due to some event other than disability, death, retirement or change in control, the executive officer forfeits the company contributions that were made less than one year prior to the date of termination.
Symbion, Inc. 401(k) Plan - Under our 401(k) Plan, contributions made by an executive officer are fully vested and nonforfeitable at all times. Matching contributions that we make for the benefit of an executive officer vest based on the years of service of the executive officer. Each of our current executive officers has been an employee for at least five years and, therefore, all company contributions under our 401(k) Plan on behalf of each of these executive officers is fully vested and nonforfeitable. There is no provision for additional benefits on a change in control.
Stock Option Awards - Options may be subject to forfeiture depending on the nature of the terminating event.  In no event shall an option be exercisable after the expiration date of the option. Upon a change in control or liquidity event of our company, the Named Executive Officers have special exercise and vesting rights. These special rights also apply to other option holders.
Death or Disability -   In the event of death or disability of a NEO, the executive officer or his or her estate has 12 months to exercise any vested options.
Termination With Cause -   If a Named Executive Officer's employment is terminated with cause, then all options held by such officer shall immediately be forfeited and cancelled without any payment or consideration being payable to such officer.
Other Termination by the Company or Resignation - Except in the event of death or disability, an executive officer will have the right to exercise all options for three months following resignation or termination of employment by our company that is not for cause. The right to exercise is limited to the options that have become vested as of the date of termination.
Change in Control and Liquidity Events - As described above under “Compensation Discussion and Analysis—Components of Executive Compensation—Equity-Based Compensation,” we have awarded stock options to executive officers that become vested over a period of time provided that the executive officer continues to be employed by us and stock options that become vested upon achievement of performance goals. The effect of a change in control varies for time vesting options and performance vesting options.

Time Vesting Options -   In the event of a Change in Control (as defined below) that occurs prior to termination of employment, whether or not the vesting requirements set forth in any form of time vesting option agreement have been satisfied, all such time vesting options that are outstanding at the time of the Change in Control shall become fully vested and exercisable immediately prior to the Change in Control event.
A “Change in Control” is deemed to have occurred (i) in the event that any person, entity or group other than Crestview and certain affiliated investors holds (other than pursuant to a registered initial public offering) Holdings stock representing at least 50% of the combined voting power of all outstanding voting equity securities and (ii) in the event of an asset sale by or liquidation or dissolution of Holdings.
Performance Options - Options that vest upon Crestview and certain affiliated investors receiving a target stock price upon a liquidity event become vested only upon a liquidity event that occurs prior to termination of employment.
Change in Control or Liquidity Event Rights on Termination of Employment - Termination of an executive officer's employment by our company without cause or upon a resignation for Good Reason will result in the right to exercise options as follows: (i) if termination occurs within 12 months following a Change in Control, the executive officer will be able to fully exercise the time vesting options and, to the extent that the performance conditions are satisfied, performance vesting options for three months following the date of the event; and (ii) if termination occurs within 12 months prior to the execution of an agreement that results in a liquidity event, the executive officer will be able to exercise the time vesting options to the extent that they were vested as of the termination of employment and, to the extent that the performance conditions are satisfied, performance vesting options for three months following the date of a liquidity event; provided, however, that the number of shares that can be acquired on exercise of the performance vesting option will be reduced by one-half if termination of employment is more than six months prior to execution of such agreement.
As it relates to Messrs. Francis and Adlerz, a termination of employment by the executive officer for “Good Reason” occurs following (a) any material breach by our company of any material provision of his employment agreement; (b) a reduction in base salary or target bonus opportunity; (c) a material diminution in title or level of responsibility, or change in office or reporting relationship; (d) a transfer of the executive's primary workplace by more than 35 miles; (e) the failure of the executive to be elected or the executive ceases to be a member of our company or Holdings (except for cause); or (g) the executive's resignation for any reason within 120 days following a Change in Control.
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

Potential Payments - The following table shows the amounts that each Named Executive Officer would have received if the Named Executive Officer’s employment had been terminated for the reasons indicated effective December 31, 2013:

Name	Cash Compensation		Accelerated Vesting of Stock Options		Benefits		Total

Richard E. Francis, Jr.
Termination for cause, voluntary termination or retirement	$—		$—		$43,938	(1)	$43,938
Death	—		—		43,938	(1)	43,938
Disability	925,200	(2)	—		52,452	(3)	977,652
Termination without cause or resignation by the NEO for Good Reason	3,427,200	(4)	—		52,452	(3)	3,479,652
Change in Control	4,805,371	(5)	214,272	(6)	52,452	(3)	5,072,095

Clifford G. Adlerz
Termination for cause, voluntary termination or retirement	—		—		32,954	(1)	32,954
Death	—		—		32,954	(1)	32,954
Disability	603,900	(2)	—		41,467	(3)	645,367
Termination without cause or resignation by the NEO for Good Reason	2,570,400	(4)	—		41,467	(3)	2,611,867
Change in Control	3,583,747	(5)	160,704	(6)	41,467	(3)	3,785,918

Teresa F. Sparks
Termination for cause, voluntary termination or retirement	—		—		19,223	(1)	19,223
Death	—		—		19,223	(1)	19,223
Disability	—	(2)	—		19,223	(1)	19,223
Termination without cause or resignation by the NEO for Good Reason	—		—		19,223	(1)	19,223
Change in Control	374,850	(7)	54,404	(6)	27,313	(3)	456,567

(1)	Represents accrued vacation only.

(2)
For Messrs. Francis and Adlerz, this represents a disability benefit annual payment equal to 75% of base salary for a maximum period of 36 months, less the amount that is provided under our disability plan that is generally available to all salaried employees. Ms. Sparks is eligible for disability benefits under our plan available to all salaried employees.

(3)
Includes accrued vacation and the premiums for medical, life and disability insurance benefits for the period of time the Named Executive Officer is eligible for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) in accordance with the Named Executive Officer's employment agreement or the Executive Change in Control Severance Plan, as applicable.

(4)
Represents a severance payment equal to (a) three times the Named Executive Officer's base salary plus (b) three times the target cash bonus amount for 2013 in accordance with the Named Executive Officer's employment agreement.

(5)
Includes the amount described in footnote 4 above plus a “gross up” payment of all excise taxes imposed under Section 4999 of the Code and any federal income and excise taxes that are payable as a result of any reimbursements for Section 4999 excise taxes in accordance with the Named Executive Officer's employment agreement. The gross up amount is $1,378,171 for Mr. Francis and $1,013,347 for Mr. Adlerz.  This calculation assumes termination of employment.

(6)	Represents the value of time vesting options which would vest upon a liquidity event.

(7)
Represents payment under the Executive Change in Control Severance Plan of one year of annual pay, which includes for each individual, the base pay for 2013 and the bonus payable to each individual pursuant to the 2013 Corporate Key Management Incentive Plan upon achievement of applicable targets.

The table above does not include information about vesting of Company contributions under the 401(k) Plan or the SERP. Information about such plans can be found under “Other Effects of Termination of Employment or Change in Control” and “Non-Qualified Deferred Compensation.”

Director Compensation
No directors received compensation for service as a member of the Board of Directors of our company, the Board of Directors of Holdings or any related board committees during 2013. Directors are reimbursed for out-of-pocket expenses incurred in connection with their service.
Compensation Committee Interlocks and Insider Participation
Following the Merger, the Board of Directors of Holdings acted as our Compensation Committee.  Beginning in February 2008, the Board of Directors of Holdings appointed Robert V. Delaney and Thomas S. Murphy, Jr., Board representatives of Crestview, as the Compensation Committee. Effective August 2012, Mr. Murphy resigned from the Board of Directors of Holdings and was replaced on the Compensation Committee by Craig R. Callen.
None of the members of the Compensation Committee have at any time been our officer or employee nor have any of the members had any relationship with us requiring disclosure except for the transactions with Crestview described in Item 13. “Certain Relationships and Related Transactions, and Director Independence.”
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2013.

Compensation Committee of Symbion, Inc.

ROBERT V. DELANEY
CRAIG R. CALLEN

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All of our capital stock is owned by our parent company, Holdings.  The following table presents information with respect to the beneficial ownership of Holdings’ common stock as of March 14, 2014 by (a) any person or group who beneficially owns more than five percent of Holdings common stock, (b) each of our directors and Named Executive Officers and (c) all directors and executive officers as a group.  The percentage of shares outstanding for each beneficial owner is based on 25,183,188 shares of Holdings common stock plus shares issuable upon conversion of PIK Exchangeable Notes, par value $0.01 per share, through March 14, 2014.

Name of Beneficial Holder	Number of Shares (1)	Percentage of Shares

Crestview Funds (2)	42,286,502	79.8%
The Northwestern Mutual Life Insurance Company (3)	9,494,926	31.0
Trident IV, L.P. (4)	3,000,000	11.9
Banc of America Capital Investors V, L.P. (5)	2,500,000	9.9
Richard E. Francis, Jr. (6)(7)	915,405	3.6
Clifford G. Adlerz (6)(8)	569,338	2.2
Teresa F. Sparks (6)(9)	77,236	*
Kurt E. Bolin (4)	—	*
Craig R. Callen (10)	—	*
Quentin Chu (10)	—	*
Robert V. Delaney (10)	—	*
Daniel G. Kilpatrick. (10)	—	*
All directors and executive officers as a group (8 persons) (11)	1,561,979	6.0%

*	Less than one percent.

(1)
Beneficial ownership includes voting or investment control with respect to securities and includes the shares issuable pursuant to options that are exercisable within 60 days of March 14, 2014 and shares issuable upon the exchange of PIK Exchangeable Notes for Holdings common stock. Shares issuable pursuant to options or PIK Exchangeable Notes are deemed outstanding in computing the percentage held by the person holding the options or PIK Exchangeable Notes but are not deemed outstanding in computing the percentage held by any other person.

(2)
Consists of shares held directly by Crestview and certain related investors (the “Crestview Funds”) and 27,786,502 shares issuable upon exchange of PIK Exchangeable Notes. Crestview Partners GP, L.P. has voting and investment control over all such shares. Decisions by Crestview Partners GP, L.P. to vote or dispose of such shares require the approval of a majority of the eight members of its investment committee, which is composed of the following individuals: Barry S. Volpert, Thomas S. Murphy, Jr., Jeffrey A. Marcus, Robert J. Hurst, Richard M. DeMartini, Robert V. Delaney, Brian Cassidy and Quentin Chu. None of the foregoing persons has the power individually to vote or dispose of any shares. Each of the foregoing individuals disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest. The address of each of the foregoing is c/o Crestview Partners, 667 Madison Avenue, 10th Floor, New York, New York 10065.

(3)
Includes shares held directly by The Northwestern Mutual Life Insurance Company and an affiliated fund and 5,494,926 shares issuable upon exchange of PIK Exchangeable Notes.  The address of The Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, WI 53202.

(4)
Includes shares held directly by Trident IV, L.P. and an affiliated fund (the “Trident IV Funds”).  Mr. Bolin is a principal of Stone Point Capital LLC ("Stone Point"), which serves as the investment manager of the Trident IV Funds.  Mr. Bolin disclaims beneficial ownership of all such shares, except to the extent of any pecuniary interest therein.  The principal address for the Trident IV Funds is c/o Walkers SPV Limited, at Walker House, 87 Mary Street, George Town, Grand Cayman KY 19002, Cayman Islands.  The principal address for Stone Point Capital LLC is 20 Horseneck Lane, Greenwich, Connecticut 06830.

(5)	The address of Banc of America Capital Investors V, L.P. is 150 North College Street, Suite 2500, Charlotte, North Carolina, 28202.

(6)	The address of each of Messrs. Francis and Adlerz and Ms. Sparks is 40 Burton Hills Boulevard, Suite 500, Nashville, Tennessee 37215.

(7)	Includes options to purchase 541,925 shares which were exercisable as of March 14, 2014 or become exercisable within 60 days following March 14, 2014.

(8)	Includes options to purchase 363,872 shares which were exercisable as of March 14, 2014 or become exercisable within 60 days following March 14, 2014.

(9)	Represents options to purchase 72,525 shares which were exercisable as of March 14, 2014 or become exercisable within 60 days following March 14, 2014.

(10)	The address of each of Messrs. Kilpatrick, Delaney, Chu and Callen is 667 Madison Avenue, New York, New York 10065.

(11)	Includes options to purchase 978,322 shares which were exercisable as of March 14, 2014 or become exercisable within 60 days following March 14, 2014.

Equity Compensation Plan Information
The following table provides information as of March 14, 2014 with respect to compensation plans (including individual compensation arrangements) under which shares of the common stock of Holdings are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)

Equity compensation plans approved by security holders (1)	5,355,175	$3.08	553,207
Equity compensation plans not approved by security holders	—	—	—
Total	5,355,175	3.08	553,207

(1)	Represents stock options granted or issuable under the Holdings 2007 Equity Incentive Plan. See additional disclosure at Item 8. “Financial Statements and Supplementary Data—Note 9. Stock Options”.
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
Holdings paid all fees and expenses of the Crestview Funds in connection with the Merger and the related financings.  The aggregate amount of all fees payable to the Crestview Funds and their affiliates in connection with the Merger and the related financing was approximately $6.3 million, plus out-of-pocket expenses.  In connection with the Merger, we entered into a Management and Advisory Services Agreement with Crestview under which we agreed to pay an affiliate of Crestview an annual advisory fee of $1.0 million and will reimburse such affiliate for all related disbursements and out-of-pocket expenses.  This agreement also provides that we will pay an affiliate of Crestview a fee in connection with certain subsequent financing, acquisition, disposition and change in control transactions based on a percentage of the gross transaction value of any such transaction.  This agreement includes customary exculpation and indemnification provisions in favor of Crestview and their affiliates.
Shareholders Agreement
Holdings, the Crestview Funds, the other co-investors and each of our management shareholders entered into a shareholders’ agreement at the closing of the Merger (the "Shareholders Agreement").
The Shareholders Agreement provides that Messrs. Francis and Adlerz have the right to be appointed as directors of Holdings (with Mr. Francis as Chairman of the Board) so long as they are employed in their current positions with our company.  The Shareholders Agreement also provides that Stone Point, which serves as the investment manager of one of the co-investors, is able to appoint one of our directors and the Crestview Funds have the right to select all of the remaining members of the Board of Directors of Holdings.  In addition, Holdings is required to obtain the consent of the Crestview Funds before taking certain significant actions including acquisitions, investments and the incurrence of debt.
The Shareholders Agreement restricts transfers of shares of Holdings common stock by the shareholders who are party to the agreement, except to permitted transferees and subject to various other exceptions. The Shareholders Agreement grants certain tag-along, drag-along, preemptive rights and rights of first offer upon certain sales to the shareholders and also grants Holdings the right to purchase equity from management shareholders upon their departure from our company at the lesser of either fair market value and cost if the shareholder has been terminated for cause or at fair market value in other cases.
Finally, the Shareholders Agreement provides customary demand and piggy-back registration rights to the shareholders.
Stockholders' Notes
On December 10, 2013, certain employees of Holdings, including the Named Executive Officers, borrowed funds from Holdings to pay the exercise price and applicable taxes payable in connection with the exercise of options to purchase Holdings common stock that were to expire in December 2013 and January 2014.  Richard E. Francis, Jr., Clifford G. Adlerz and Teresa F. Sparks borrowed approximately $223,731 $174,157 and $10,842, respectively, in connection with option exercises.  Each loan is represented by a full recourse promissory note executed by the officer and bearing interest at a rate of 0.25% per annum (the applicable federal rate).  Principal and interest on the notes is payable in three equal annual installments beginning December 10, 2014, with payment in full due on December 10, 2016.  Payment and performance under the notes is secured by the shares of Holdings common stock received upon exercise of the options exercised on December 10, 2013. The total amount of stockholders' notes outstanding at December 31, 2013 was $485,000, which was included in stockholders' equity on the consolidated balance sheet.
PIK Exchangeable Note Exchanges
On June 14, 2011, we completed the Offering of $350.0 million aggregate principal amount of Senior Secured Notes. Contemporaneous with the closing of the Offering, we entered into our Credit Facility and issued our PIK Exchangeable Notes to affiliates of Crestview and certain other holders of Toggle Notes in exchange for $85.4 million aggregate principal amount of our existing Toggle Notes, at par plus accrued and unpaid interest. Effective September 9, 2011, we cancelled $9.0 million aggregate principal amount of our Senior Secured Notes held by affiliates of the Northwestern Mutual Life Insurance Company, plus accrued and unpaid interest, in exchange for our issuance to such parties of an additional $9.2 million aggregate principal amount of our PIK Exchangeable Notes. Due to the required payment-in-kind interest, the Company increased the principal amount of the PIK Exchangeable Notes by $9.0 million, $8.3 million and $3.8 million during the years ended December 31, 2013, 2012 and 2011, respectively.
Policies and Procedures with Respect to Related Party Transactions
The charter of the Audit and Compliance Committee requires that the Audit and Compliance Committee approve any proposed related-party transactions and review with management any disclosure relating to related party transactions and potential conflicts of interest.  Related party transactions include, but are not limited to, those transactions described in Item 404(a) of Regulation S-K under the federal securities laws.

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
Item 14. Principal Accountant Fees and Services
The following table provides information on the fees for professional services rendered by Ernst & Young LLP for the audit of our consolidated financial statements for the years ended December 31, 2013 and 2012 and all other fees billed for additional services rendered by Ernst & Young LLP for 2013 and 2012:

	Year Ended December 31,
	2013	2012

Audit fees	$892,000	$840,000
Audit related fees	32,671	50,000
Tax fees	141,145	192,358
Total fees	$1,065,816	$1,082,358
Audit Fees.  These fees were related to professional services rendered by Ernst & Young LLP in connection with the audit of our consolidated financial statements.  The fees also include services related to our SEC filings.
Audit Related Fees.  These fees were related to services rendered by Ernst & Young LLP for accounting consultation services and a subscription to an accounting research service.
Tax Fees.  These fees were related to services rendered by Ernst & Young LLP for compliance associated with tax filings, tax planning services and tax advice services.
Pre-Approval of Auditor Services
The charter of the Audit and Compliance Committee provides that the Audit and Compliance Committee must pre-approve all services to be provided by our independent auditors prior to the commencement of work.  Unless the specific service has been pre-approved with respect to the current year of service, the Audit and Compliance Committee must approve the permitted service before the independent auditors can be engaged.  For the years ended December 31, 2013 and 2012, all services provided by Ernst & Young LLP were pre-approved by the Audit and Compliance Committee.
Non-audit services provided by Ernst & Young LLP, consisting of audit related services and tax services as described above, were reviewed by the Audit and Compliance Committee and determined to be compatible with the maintenance of the accounting firm’s independence in the conduct of its auditing function.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this report:

(1)
Consolidated Financial Statements. The consolidated financial statements and related notes required to be included in Part II, Item 8. Financial Statements and Supplementary Data are indexed on Page F-1 and included as a separate section of this report.

(2)
Consolidated Financial Statement Schedules. All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements and related notes in this report.

3)	Exhibits: An index to the exhibits is included in the table that follows:

EXHIBIT INDEX

No.	Description

3.1	Amended Certificate of Incorporation of Symbion, Inc. (a)
3.2	Amended and Restated Bylaws of Symbion, Inc. (a)
4.1	Indenture, dated as of June 3, 2008, among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (a)
4.2	Form of 11.00%/11.75% Senior PIK Toggle Notes due 2015 (included in Exhibit 4.1) (a)
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

4.12	Assignment and Assumption, dated as of February 11, 2013, by and among Symbion, Inc., Symbion Holdings Corporation, the lenders party thereto, and Morgan Stanley Senior Funding, Inc. (k)
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

10.5	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (c)
10.6	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (d)
10.7	Second Amendment to Lease Agreement, dated January 22, 2012, between Burton Hills IV Partners and Symbion, Inc. (g)
10.8	Symbion Holdings Corporation 2007 Equity Incentive Plan (a)
10.9	First Amendment to 2007 Equity Incentive Plan (i)
10.10	Symbion, Inc. Executive Change in Control Severance Plan (a)
10.11	Symbion Holdings Corporation Compensatory Equity Participation Plan (a)
10.12	Shareholders Agreement, dated as of August 23, 2007, among Symbion Holdings Corporation and the stockholders of Symbion Holdings Corporation and other persons named therein (a)
10.13	Advisory Services and Monitoring Agreement, dated as of August 23, 2007, among Symbion, Inc., Symbion Holdings Corporation and Crestview Advisors, L.L.C. (a)
10.14	Form of Employee Contribution Agreement (a)
10.15	Symbion, Inc. Supplemental Executive Retirement Plan (e)
10.16	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc. (g)
21	Subsidiaries of Registrant

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (j)
101.SCH	XBRL Taxonomy Extension Schema Document (j)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (j)
101.DEF	XBRL Taxonomy Definition Linkbase Document (j)
101.LAB	XBRL Taxonomy Label Linkbase Document (j)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (j)

(a)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 filed September 26, 2008 (Registration No. 333-153678)

(b)	Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed June 20, 2011 (File No. 000-50574).

(c)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-89554).

(d)	Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(e)	Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50574).

(f)	Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed August 2, 2005 (File No. 000-50574).

(g)	Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50574).

(h)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 filed October 11, 2011(Registration No. 333-153678).

(i)	Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed January 27, 2012 (File No. 000-50574)

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

(k)	Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 000-50574).

SYMBION, INC.
FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Symbion, Inc.
We have audited the accompanying consolidated balance sheets of Symbion, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symbion, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 14, 2014

SYMBION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$56,026	$73,470
Accounts receivable, less allowance for doubtful accounts of $17,028 and $11,496 at December 31, 2013 and 2012, respectively	78,290	71,646
Inventories	17,229	14,393
Prepaid expenses and other current assets	9,775	9,950
Current assets of discontinued operations	1,356	3,636
Total current assets	162,676	173,095
Property and equipment, net	129,732	130,106
Intangible assets, net	22,516	24,151
Goodwill	661,758	656,058
Investments in and advances to affiliates	14,088	12,132
Restricted invested assets	177	5,169
Other long-term assets	13,961	14,044
Long-term assets of discontinued operations	1,831	2,448
Total assets	$1,006,739	$1,017,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,514	$22,786
Accrued payroll and benefits	12,269	12,718
Other current liabilities	33,731	29,020
Current maturities of long-term debt	9,102	39,462
Current liabilities of discontinued operations	325	2,033
Total current liabilities	74,941	106,019
Long-term debt, less current maturities	551,046	534,114
Long-term deferred tax liabilities	76,020	71,781
Other long-term liabilities	61,424	62,802
Long-term liabilities of discontinued operations	169	325

Non-controlling interests—redeemable	35,150	33,634

Stockholders' equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at December 31, 2013 and 2012	—	—
Additional paid-in-capital	243,312	242,597
Stockholders' notes	(485)	—
Retained deficit	(106,136)	(93,516)
Total Symbion, Inc. stockholders' equity	136,691	149,081
Non-controlling interests—non-redeemable	71,298	59,447
Total equity	207,989	208,528
Total liabilities and stockholders' equity	$1,006,739	$1,017,203
See notes to consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2013	2012	2011

Revenues	$535,587	$491,804	$422,888
Operating expenses:
Salaries and benefits	148,793	134,360	115,090
Supplies	143,287	124,357	100,890
Professional and medical fees	41,179	36,624	31,319
Lease expense	27,237	23,652	22,050
Other operating expenses	36,637	32,315	29,384
Cost of revenues	397,133	351,308	298,733
General and administrative expenses	21,976	26,901	22,723
Depreciation and amortization	22,993	21,360	19,497
Provision for doubtful accounts	11,149	10,211	6,574
Income from equity investments	(4,246)	(4,490)	(1,876)
Loss (gain) on disposal or impairment of long-lived assets, net	5,870	(6,195)	4,824
Loss on debt extinguishment	—	—	4,751
Electronic health records incentives	(4,553)	(1,054)	—
Proceeds from insurance settlements, net	(919)	—	—
Litigation settlements, net	(233)	(532)	(231)
Total operating expenses	449,170	397,509	354,995
Operating income	86,417	94,295	67,893
Interest expense, net	(57,982)	(57,641)	(54,308)
Income before income taxes and discontinued operations	28,435	36,654	13,585
Provision for income taxes	5,330	10,939	8,721
Income from continuing operations	23,105	25,715	4,864
Income from discontinued operations, net of income taxes	1,882	1,132	1,340
Net income	24,987	26,847	6,204
Less: Net income attributable to non-controlling interests	(37,607)	(38,557)	(32,791)
Net loss attributable to Symbion, Inc.	$(12,620)	$(11,710)	$(26,587)
See notes to consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$24,987	$26,847	$6,204

Other comprehensive income, net of income taxes:
Recognition of interest rate swap from liability to earnings	—	—	314
Other comprehensive income	—	—	314
Comprehensive income	24,987	26,847	6,518
Less: Comprehensive income attributable to non-controlling interests	(37,607)	(38,557)	(32,791)
Comprehensive loss attributable to Symbion, Inc.	$(12,620)	$(11,710)	$(26,273)
See notes to consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)

	Symbion, Inc. Common Stock		Additional Paid-in Capital	Stockholders' Notes	Accumulated Other Comprehensive Loss	Retained Deficit	Non-Controlling Interests - Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2010	1,000	$—	$240,959	$—	$(314)	$(55,219)	$40,867	$226,293
Net (loss) income						(26,587)	15,449	(11,138)
Recognition of interest rate swap liability into earnings					314			314
Stock-based compensation			1,353					1,353
Acquisition and disposal of shares of non-controlling interests, net			(2,377)				3,558	1,181
Distributions to non-controlling interests—non-redeemable holders							(14,541)	(14,541)
Balance at December 31, 2011	1,000	$—	$239,935	$—	$—	$(81,806)	$45,333	203,462
Net (loss) income						(11,710)	20,033	8,323
Stock-based compensation			2,057					2,057
Acquisition and disposal of shares of non-controlling interests, net			605				13,616	14,221
Distributions to non-controlling interests—non-redeemable holders							(19,535)	(19,535)
Balance at December 31, 2012	1,000	$—	$242,597	$—	$—	$(93,516)	$59,447	208,528
Net (loss) income						(12,620)	21,784	9,164
Stock-based compensation			410					410
Exercise of stock options			201					201
Acquisition and disposal of shares of non-controlling interests, net			104				7,092	7,196
Issuance of stockholders' notes				(485)				(485)
Distributions to non-controlling interests—non-redeemable holders							(17,025)	(17,025)
Balance at December 31, 2013	1,000	$—	$243,312	$(485)	$—	$(106,136)	$71,298	$207,989
See notes to consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income	$24,987	$26,847	$6,204
Adjustments to reconcile net income to net cash from operating activities:
Income from discontinued operations, net of income taxes	(1,882)	(1,132)	(1,340)
Depreciation and amortization	22,993	21,360	19,497
Amortization of debt issuance costs and discount	3,994	3,798	2,886
Payment-in-kind interest expense	8,982	8,305	22,368
Stock-based compensation	410	2,057	1,353
Recognition of interest rate swap from liability to earnings	—	—	665
Loss (gain) on disposal or impairment of long-lived assets, net	5,870	(6,195)	4,824
Loss on debt extinguishment	—	—	4,751
Deferred income taxes	4,556	13,800	8,334
Income from equity investments, net of distributions received	(768)	(1,931)	106
Provision for doubtful accounts	11,149	10,211	6,574
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(13,419)	(6,198)	(10,696)
Other operating assets and liabilities	(5,379)	(4,243)	(1,673)
Net cash provided by operating activities - continuing operations	61,493	66,679	63,853
Net cash provided by operating activities - discontinued operations	2,148	3,679	5,126
Net cash provided by operating activities	63,641	70,358	68,979

Cash flows from investing activities:
Purchases of property and equipment, net	(19,047)	(14,107)	(9,415)
Payments for acquisitions, net of cash acquired	(9,090)	(21,142)	(7,836)
Proceeds from divestitures	3,349	11,465	—
Other investing activities	—	(64)	(590)
Net cash used in investing activities - continuing operations	(24,788)	(23,848)	(17,841)
Net cash provided by (used in) investing activities - discontinued operations	3,102	6,888	(278)
Net cash used in investing activities	(21,686)	(16,960)	(18,119)

Cash flows from financing activities:
Principal payments on long-term debt	(45,283)	(8,743)	(355,415)
Borrowings of long-term debt	13,350	10,471	348,784
Payments of debt issuance costs	(469)	—	(11,891)
Change in restricted invested assets	4,992	(7)	(2,000)
Distributions to non-controlling interests holders	(32,563)	(39,353)	(32,700)
Proceeds from (payments related to) ownership transactions with consolidated affiliates	1,148	(3,079)	(2,155)
Other financing activities	(117)	49	192
Net cash used in financing activities - continuing operations	(58,942)	(40,662)	(55,185)
Net cash used in financing activities - discontinued operations	(457)	(1,306)	(1,441)
Net cash used in financing activities	(59,399)	(41,968)	(56,626)
Net (decrease) increase in cash and cash equivalents	(17,444)	11,430	(5,766)
Cash and cash equivalents at beginning of year	73,470	62,040	67,806
Cash and cash equivalents at end of year	$56,026	$73,470	$62,040
See notes to consolidated financial statements.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization
Symbion, Inc. (the “Company”), through its wholly-owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and in some cases healthcare systems. As of December 31, 2013, the Company owned and operated 50 surgical facilities, including 44 ambulatory surgery centers ("ASCs") and six surgical hospitals. The Company also managed seven additional ambulatory surgery centers and one physician clinic in a market in which the Company operates an ASC and a surgical hospital. The Company owns a majority ownership interest in 31 of the 50 surgical facilities and consolidates 46 surgical facilities for financial reporting purposes. The Company reported one operating surgical facility as discontinued operations at December 31, 2013.
The Company is a wholly-owned subsidiary of Symbion Holdings Corporation (“Holdings”), which is owned by an investor group that includes affiliates of Crestview Partners, L.P. ("Crestview"), members of the Company's management and other investors.
2. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through its ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate's business. All significant intercompany balances and transactions are eliminated in consolidation.
Non-Controlling Interests
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
Non-Controlling Interests — Non-Redeemable. The consolidated financial statements of the Company include all assets, liabilities, revenues and expenses of surgical facilities in which the Company has sufficient ownership and rights to allow the Company to consolidate the surgical facilities. Similar to its investments in non-consolidated affiliates, the Company regularly engages in the purchase and sale of ownership interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions as they are undertaken among the Company, its consolidated subsidiaries, and the non-controlling interests. The cash flow effect of these transactions is classified within financing activities in the consolidated statements of cash flows.
Non-Controlling Interests — Redeemable. Each of the partnerships and limited liability companies through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement.  In certain circumstances, the partnership and operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physicians’ ownership if certain adverse regulatory events occur, such as it becoming illegal for the physicians to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility.  The non-controlling interests - redeemable are reported outside of stockholders' equity in the consolidated balance sheets.
A summary of activity related to the non-controlling interests—redeemable follows (in thousands):

Balance at December 31, 2010	$34,595
Net income attributable to non-controlling interests—redeemable	17,342
Acquisition and disposal of shares of non-controlling interests—redeemable	458
Distributions to non-controlling interests —redeemable holders	(18,159)
Balance at December 31, 2011	34,236
Net income attributable to non-controlling interests—redeemable	18,524
Acquisition and disposal of shares of non-controlling interests—redeemable	692
Distributions to non-controlling interests —redeemable holders	(19,818)
Balance at December 31, 2012	33,634
Net income attributable to non-controlling interests—redeemable	15,823
Acquisition and disposal of shares of non-controlling interests—redeemable	1,231
Distributions to non-controlling interests —redeemable holders	(15,538)
Balance at December 31, 2013	$35,150

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Variable Interest Entities
The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of Accounting Standards Codification Topic 810, Consolidation. The variable interest entities are surgical facilities located in the states of Florida and New York. With regard to the New York facility, the Company is the primary beneficiary due to the power to direct the activities of the facility and the level of variability within the management service agreement as well as the obligation and likelihood of absorbing the majority of expected gains and losses. Regarding the Florida facility, the Company has the power to direct the activities of the facility and has fully guaranteed the facility's debt obligations. The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected losses. As of December 31, 2013 and 2012, the consolidated balance sheets of the Company included total assets of $17.3 million and $17.7 million, respectively, and total liabilities of $3.0 million and $3.7 million, respectively, related to the Company's variable interest entities.
Equity Method Investments
The Company has non-consolidating investments in surgical facilities and management companies that own or manage surgical facilities and hospitals. These investments are accounted for using the equity method of accounting. The total amount of these investments included in investments in and advances to affiliates in the consolidated balance sheets was $13.5 million and $11.4 million as of December 31, 2013 and 2012, respectively.
Use of Estimates
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, ("GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and accompanying footnotes. Examples include, but are not limited to, estimates of accounts receivable allowances, professional and general liabilities and the estimate of deferred tax assets or liabilities. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal, recurring nature. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to the comparative period's financial statements to conform to the year ended December 31, 2013 presentation. The reclassifications primarily related to the presentation of discontinued operations and non-controlling interests and had no impact on the Company's consolidated financial position, results of operations or cash flows.
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
A summary of the carrying amounts and fair values of the Company's long term debt follows (in thousands):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2013	2012	2013	2012

Senior Secured Notes, net of debt issuance discount	$338,142	$337,132	$357,585	$348,088
PIK Exchangeable Notes	118,639	109,688	118,639	109,688
Toggle Notes	73,475	94,724	73,475	94,724
The fair values of the Senior Secured Notes and Toggle Notes, as defined in Note 8 on Long-Term Debt, were based on a Level 1 computation using quoted prices at December 31, 2013 and 2012, as applicable. The fair value of the PIK Exchangeable Notes, also defined in Note 8 on Long-Term Debt, was based on a Level 3 computation, using a Company-specific discounted cash flow analysis. The carrying amounts related to the Company's other long-term debt obligations approximate their fair values.
The Company maintains a supplemental executive retirement savings plan (the "SERP"). The SERP is a non-qualified deferred compensation plan for eligible executive officers and other key employees of the Company that allows participants to defer portions of their compensation. The fair value of the SERP asset and liability was based on a quoted market price, or a Level 1 computation. As of December

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

31, 2013 and 2012, the fair values of the assets in the SERP were $1.8 million and $1.3 million, respectively, which were included in other long-term assets in the consolidated balance sheets. The Company had liabilities of $1.8 million and $1.3 million related to the SERP, which were included in other long-term liabilities as of December 31, 2013 and 2012, respectively.
Revenue Recognition
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
A summary of revenues by service type as a percentage of total revenues follows:

	Year Ended December 31,
	2013	2012	2011

Patient service revenues	99.0%	98.5%	97.6%
Physician service revenues	—%	—%	1.1%
Other service revenues	1.0%	1.5%	1.3%
Total revenues	100.0%	100.0%	100.0%
Patient service revenues. Patient service revenues are revenues from healthcare procedures performed in facilities that the Company consolidates for financial reporting purposes.  The fee charged varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, medical supplies, nursing staff and medications.  The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.  However, in a very limited number of surgical facilities, the Company charges for anesthesia services. Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts from third-party payors, including Medicare and Medicaid.  Changes in estimated contractual adjustments and discounts are recorded in the period of change. During the years ended December 31, 2013, 2012 and 2011, the Company recognized $76,000, $1.1 million and $248,000 as a reduction to patient service revenues as a result of changes in estimates to third-party settlements related to prior periods.
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities included in continuing operations (dollars in thousands):

	Year Ended December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%

Private insurance	$316,376	59.7%	$302,464	62.5%	$275,003	66.7%
Government	177,338	33.5%	147,568	30.5%	105,636	25.6%
Self-pay	15,198	2.9%	11,113	2.3%	12,490	3.0%
Other	21,174	3.9%	22,921	4.7%	19,243	4.7%
Total patient service revenues	$530,086	100.0%	$484,066	100.0%	$412,372	100.0%
Physician service revenues. Physician service revenues were revenues from a physician network consisting of reimbursed expenses, plus participation in the excess of revenue over expenses of the physician networks, as provided for in the Company’s service agreements with the Company’s former physician networks.  Effective September 30, 2011, the Company completed a scheduled termination of its physician network agreements.
Other service revenues. Other service revenues consists of management and administrative services fees derived from the non-consolidated surgical facilities that the Company accounts for either under the equity method or does not own an interest. The fees derived from these management arrangements are based on a predetermined percentage of the revenues of each surgical facility and are recognized in the period in which services are rendered.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Accounts Receivable and Allowances for Contractual Adjustments and Doubtful Accounts
Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. As of December 31, 2013 and 2012, the Company had third-party Medicaid settlements of $10.0 million and $7.0 million, respectively, in other current liabilities and $1.9 million and $3.9 million, respectively, in other long-term liabilities in the consolidated balance sheets.
A summary of accounts receivable, net, by type of payor follows (in thousands):

	December 31,
	2013	2012

Private insurance	47.9%	49.0%
Government	27.4%	25.9%
Self-pay	8.5%	7.7%
Other	16.2%	17.4%
Total accounts receivable, net	100.0%	100.0%
The Company recognizes that final reimbursement of accounts receivable is subject to final approval by each third-party payor.  However, because the Company has contracts with its third-party payors and also verifies insurance coverage of the patient before medical services are rendered, the amounts that are pending approval from third-party payors are minimal.  The Company's policy is to collect co-payments and deductibles prior to providing medical services. It is also the Company's policy to verify a patient’s insurance 72 hours prior to the patient’s procedure.  Patient services of the Company are primarily non-emergency which allows the surgical facilities to have an ability to control the procedures related to seeking and obtaining third-party reimbursements.  The Company does not require collateral from self-pay patients.
Each surgical facility is responsible for analyzing accounts receivable to ensure proper collection. At a consolidated level, the Company's policy is to review accounts receivables aging, by surgical facility, to determine the appropriate allowance for doubtful accounts. Patient account balances are reviewed for delinquency based on contractual terms. This review is supported by an analysis of the actual revenues, contractual adjustments and cash collections received. An account balance is written off only after the Company has pursued collection with legal or collection agency assistance or otherwise deemed an account to be uncollectible.
A summary of the changes in the allowance for doubtful accounts receivable follows (in thousands):

Balance at December 31, 2010	$9,513
Provision for doubtful accounts	6,574
Accounts written off, net of recoveries	(6,345)
Balance at December 31, 2011	9,742
Provision for doubtful accounts	10,211
Accounts written off, net of recoveries	(8,457)
Balance at December 31, 2012	11,496
Provision for doubtful accounts	11,149
Accounts written off, net of recoveries	(5,617)
Balance at December 31, 2013	$17,028
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets follows (in thousands):

	December 31,
	2013	2012

Prepaid expenses	$5,325	$5,722
Other current assets	4,450	4,228
Total	$9,775	$9,950
Property and Equipment
Property and equipment are stated at cost or, if obtained through acquisition, at fair value determined on the date of acquisition. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets, generally three to five years for computers and software and five to seven years for furniture and equipment.  Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term or the estimated useful life of the assets. Routine maintenance and repairs are expensed as incurred, while expenditures that increase capacities or extend useful lives are capitalized.
The Company also leases certain facilities and equipment under capital leases. These assets are depreciated on a straight-line basis over the lesser of the lease term or the remaining useful life of the leased asset.
Goodwill and Intangible Assets
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. The Company has indefinite-lived intangible assets related to the certificates of need held in jurisdictions where certain of its surgical facilities are located. The Company also has finite-lived intangible assets related to physician guarantee agreements, non-compete agreements and a management rights agreement. Physician income guarantees are amortized into salaries and benefits costs in the consolidated statements of operations over the commitment period of the contract, generally three to four years. Non-compete agreements and the management rights agreement are amortized into depreciation and amortization expense in the consolidated statements of operations over the service lives of the agreements, ranging from three years to five years for non-compete agreements and 15 years for the management rights agreement.
Impairment of Long-Lived Assets, Goodwill and Intangible Assets
The Company evaluates the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist. The Company performs an impairment test by preparing an expected undiscounted cash flow projection. If the projection indicates that the recorded amount of the long-lived asset is not expected to be recovered, the carrying value is reduced to estimated fair value.  The cash flow projection and discount rate applied represents management’s best estimate, using appropriate and customary assumptions and projections, at the date of evaluation.  During the year ended December 31, 2011, the Company recorded an impairment charge of $2.9 million related to its non-consolidating surgical facility located in Novi, Michigan. The Company additionally recorded a valuation allowance of $2.1 million related to a note receivable due from this facility.
The Company tests its goodwill and intangible assets for impairment at least annually, or more frequently if certain indicators arise.  The Company tests goodwill at the reporting unit level, which the Company has concluded to be the consolidated operating results of Symbion, Inc, as the Company has only one operating segment.  In performing the test, the Company compares the carrying value of the net assets of the Company as of December 31, or additionally if impairment indicators are present, to the net present value of the estimated discounted future cash flows of the reporting unit, or the Company.  The Company corroborates the results of the discounted cash flow analysis with a market-based approach. As the Company does not have publicly traded equity from which to derive a market value, an assessment of peer company data is performed whereby the Company selects comparable peers based on growth and leverage ratios, as well as healthcare industry specific characteristics.  Management estimates a reasonable market value of the Company based on earnings multiples and trading data of the Company's peers. The Company completed its required annual impairment testing and determined no impairment existed in the years ended December 31, 2013, 2012 and 2011.
Restricted Invested Assets
The Company is required to maintain $10.0 million in letters of credit as a requirement of the lease agreement related to its Idaho Falls, Idaho facility.  At December 31, 2012, these letters of credit were secured by restricted invested assets of $5.0 million, in the form of certificates of deposit. In March 2013, the Company refinanced its debt at the Idaho Falls, Idaho facility with a new lender. As a result of this refinancing, the Company is no longer required to maintain this restricted invested assets balance. The Company reclassified these investments to short-term investments and ultimately to cash and cash equivalents upon the maturity of the underlying certificates of deposit during the year ended December 31, 2013. There were no borrowings against the letters of credit as of December 31, 2013 and December 31, 2012. The other

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

restricted invested assets balances of $177,000 and $169,000 at December 31, 2013 and 2012, respectively were related to a requirement under the operating lease agreement at the Company's Chesterfield, Missouri facility.
Other Long-Term Assets
A summary of other long-term assets follows (in thousands):

	December 31,
	2013	2012

Deferred loan costs	$6,809	$9,324
Medical malpractice recoveries	2,193	925
Assets of SERP	1,783	1,256
Other	3,176	2,539
Total	$13,961	$14,044
Deferred loan costs are amortized into interest expense over the maturity period of the related debt obligation. As of December 31, 2013 and 2012, accumulated amortization of deferred loan costs was $9.0 million and $6.0 million, respectively. Other long-term assets, not separately disclosed, generally includes security deposits, notes receivable and other miscellaneous deferred costs.
Other Current Liabilities
A summary of other current liabilities follows (in thousands):

	December 31,
	2013	2012

Interest payable	$4,434	$5,265
Current taxes payable	1,975	2,235
Insurance liabilities	3,733	3,268
Third-party settlements	10,015	6,987
Accounts receivable credit balances	3,484	3,475
Other accrued expenses	10,090	7,790
Total	$33,731	$29,020
Other Long-Term Liabilities
A summary of other long-term liabilities follows (in thousands):

	December 31,
	2013	2012

Facility lease obligation	$48,044	$48,352
Third-party settlements	1,910	3,914
Medical malpractice liability	4,083	3,765
Deferred rent	3,324	4,270
Liability of SERP	1,783	1,256
Other long-term liabilities	2,280	1,245
Total long-term liabilities	$61,424	$62,802
The Company has a facility lease obligation which was assumed in connection with the Company's acquisition of the surgical hospital located in Idaho Falls, Idaho. This obligation is payable to the lessor of this facility for the land, building and improvements. The current portion of the lease obligation was $308,000 and $117,000 at December 31, 2013 and 2012, respectively, and was included in other current liabilities in the consolidated balance sheets. The total lease obligation was $48.4 million and $48.5 million at December 31, 2013 and 2012, respectively.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Stockholders' Notes
In December 2013, certain employees of the Company exercised stock options and borrowed funds from Holdings to pay the exercise price and applicable taxes payable. Each loan is represented by a full recourse promissory note bearing interest and payable in three equal annual installments beginning December 10, 2014. Payment and performance under the notes is secured by the shares of Holdings common stock received upon exercise of the stock options exercised on December 10, 2013. The total amount of stockholders' notes outstanding at December 31, 2013 was $485,000, which was included in stockholders' equity on the consolidated balance sheet.
Stock-Based Compensation
The Company recognizes in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards. The Company uses the Black-Scholes option pricing model to value stock options awarded subsequent to adoption of ASC 718, Compensation, Stock Compensation.  The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  All option pricing models require the input of highly subjective assumptions including the expected stock price volatility and the expected exercise patterns of the option holders.
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
Professional, General and Workers' Compensation Insurance
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
The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers compensation claims which relate to (i) deductibles on claims made during the policy period, and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Based on historical results and data currently available, management does not believe a change in one or more of the underlying assumptions will have a material impact on the Company's consolidated financial position or results of operations. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the consolidated balance sheets. Expected insurance recoveries are presented on the consolidated balance sheets separately from the liabilities. At December 31, 2013 and 2012, $1.9 million and $1.4 million, respectively, are included in other current liabilities and $4.1 million and $3.8 million, respectively, are included in other long-term liabilities on the consolidated balance sheets.  Expected insurance recoveries of $1.1 million and $611,000 are included in prepaid expenses and other current assets and $2.2 million and $925,000 are included in other long-term assets on the consolidated balance sheets at December 31, 2013 and 2012, respectively.
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
Compliance with the meaningful use requirements has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing the Company's EHR solutions along with costs associated with the hardware and software components of the project. The Company currently estimates that total costs incurred to comply will be recovered through the total EHR incentive payments over the projected life cycle of this initiative. The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of the Company's cash receipts or recognition of the EHR incentives as other income. The Company initiated its meaningful use initiatives in 2012. During the years ended December 31, 2013 and 2012, the Company spent $4.1 million and $5.0 million, respectively, on hardware, software and implementation costs, including $3.5 million and $4.8 million, respectively, of capitalized costs, related to its EHR initiatives at its surgical hospitals. The Company received incentive payments and recognized revenue of $4.6 million and $1.1 million during the years ended December 31, 2013 and 2012, respectively, upon the completion of the EHR meaningful use requirements at its surgical hospitals.
Income Taxes
The Company uses the asset and liability method to account for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

taxable income in the years in which those temporary differences are expected to be recovered or settled.  If a net operating loss carryforward exists, the Company makes a determination as to whether that net operating loss carryforward will be utilized in the future.  A valuation allowance is established for certain net operating loss carryforwards when their recoverability is deemed to be uncertain.  The carrying value of the net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions.  If these estimates and related assumptions change in the future, the Company may be required to adjust our deferred tax valuation allowances.
Comprehensive Income
The change in other comprehensive loss of the Company during the year ended December 31, 2011 resulted from the derecognition of an interest rate swap as a cash flow hedge as a result of the Company's debt extinguishment in the second quarter of 2011. Upon extinguishment of the Company's previous senior secured credit facility, which was the underlying hedged instrument, the Company discontinued hedge accounting and charged the amount previously recorded to other comprehensive income to earnings.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2013-02, which requires additional disclosures on the effect of significant reclassifications out of accumulated other comprehensive income. The ASU requires a company that reports other comprehensive income to present (either on the face of the statement where net income is presented or in the notes to the financial statements) the effects on the line items of net income of the significant amounts reclassified out of accumulated other comprehensive income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, a company is required to cross-reference to other required disclosures that provide additional details about those amounts. This ASU is effective for fiscal years beginning after December 15, 2012, and was adopted by the Company on January 1, 2013. As it only requires additional disclosure, the adoption of this ASU had no impact on the Company's consolidated financial position, results of operations or cash flows.
3. Acquisitions and Developments
2013 Transactions
Effective December 1, 2013, the Company acquired a 52.5% ownership interest in a surgical facility located in Providence, Rhode Island. The purchase price of the acquisition was $2.4 million. The Company funded $1.8 million of the purchase price with debt and the remainder was funded with cash from operations. The Company consolidates this facility for financial reporting purposes.
Effective December 1, 2013, the surgical hospital located in Great Falls, Montana, in which the Company has a 50.0% consolidating ownership interest, acquired the ancillary services performed at the physician clinic that the Company manages in the same market. The transaction was structured as a contribution of services from the physician clinic to the surgical hospital. The Company contributed cash of $4.1 million representing 50.0% of the estimated fair value of the ancillary services as of the effective date of the transaction.
Effective July 31, 2013, the Company acquired a 20.0% ownership interest in a surgical facility located in Jackson, Tennessee.  The purchase price of the acquisition was $1.3 million, which was funded with cash from continuing operations.  The Company holds a minority interest ownership and does not consolidate this facility for financial reporting purposes.  We entered into a management agreement with this facility in April 2012 and continue to manage the facility.
Effective July 1, 2013, the Company acquired a 58.7% ownership interest in a surgical facility located in Irvine, California. The Company merged the operations of the acquired facility with an existing surgical facility in this market, which is consolidated for financial reporting purposes. The purchase price of the acquisition was $1.1 million, which was funded with cash from continuing operations.
Effective January 1, 2013, the Company exercised its contractual right to hold a majority of the Governor seats on the Governing Board of its surgical hospital located in Great Falls, Montana. As the Company now controls the majority of the Governor seats on the Governing Board, the Company consolidates this facility for financial reporting purposes. Prior to January 1, 2013, this facility was accounted for using the equity method for financial reporting purposes.
2012 Transactions
Effective December 31, 2012, the Company acquired a 77.3% ownership interest in a surgical facility located in Bellingham, Washington. The Company merged the operations of the acquired facility with its existing surgical facility in this market. The purchase price of the acquisition was $1.5 million. The acquisition was financed with cash from continuing operations. The Company consolidates this facility for financial reporting purposes with the results of operations from its existing facility located in Bellingham, Washington.
Effective October 4, 2012, the Company acquired the remaining 44.0% incremental ownership interest at its surgical facility located in Great Falls, Montana for $4.0 million. The acquisition was financed with cash from continuing operations. The Company previously held a 56.0% ownership interest in this surgical facility and continues to consolidate this facility for financial reporting purposes.

Effective June 20, 2012, the Company acquired a 58.3% ownership interest in a surgical hospital located in Lubbock, Texas. The purchase price of the acquisition was $10.3 million. The acquisition was financed with cash from continuing operations. As part of the acquisition, the Company assumed debt of $1.4 million. The Company consolidates the facility for financial reporting purposes.
Effective June 1, 2012, the Company acquired a 60.0% ownership interest in a surgical facility located in St. Louis, Missouri. The purchase price of the acquisition was $7.6 million. The acquisition was funded with cash from continuing operations. As part of the acquisition, the Company assumed debt of $419,000. The Company consolidates the facility for financial reporting purposes.
Effective April 1, 2012, the Company entered into a management agreement with a surgical facility located in Jackson, Tennessee. The management agreement has a term of fifteen years, with two optional five-year renewal terms. The Company also received an option to purchase up to a 20.0% ownership interest in the facility. The Company exercised this option on July 31, 2013.
Effective February 8, 2012, the Company completed the acquisition of four separate urgent care and family practice facilities located in Idaho Falls, Idaho. The purchase price of the acquisition was $5.8 million, consisting of $3.1 million of cash, $1.1 million in the form of equity ownership in the surgical facility located in Idaho Falls, Idaho, approximately $470,000 of contingent consideration and the assumption of debt of $1.1 million. Subsequent to the acquisition, the contingencies were met, and the cash was released from escrow to the sellers. The facilities are operated by the Company's existing facility located in Idaho Falls, Idaho and are consolidated with this facility for financial reporting purposes.
2011 Transactions
Effective October 1, 2011, the Company acquired an oncology practice, which is operated within its existing facility located in Idaho Falls, Idaho. The purchase price of the acquisition was $3.8 million, consisting of $2.7 million of cash and $1.1 million in the form of equity ownership in the Company's facility located in Idaho Falls, Idaho. This transaction was financed with cash borrowings under an available facility level line of credit.
Effective August 1, 2011, the Company acquired a 56.0% ownership interest in an ASC and a 50.0% ownership interest in a 20-bed surgical hospital located in Great Falls, Montana. The Company consolidates the ambulatory surgery center for financial reporting purposes and accounts for the surgical hospital as an equity method investment for financial reporting purposes. In addition, the Company acquired the rights to manage a physician clinic in Great Falls, Montana consisting of multi-specialty physicians who are partners in the surgical facilities acquired. The aggregate purchase price was $5.2 million plus the assumption of debt of $232,000. The acquisition was financed with cash from continuing operations.
Effective January 7, 2011, the Company acquired an incremental ownership interest of 3.5% at its surgical facility located in Chesterfield, Missouri for a purchase price of $1.8 million. Additionally, on July 1, 2011, the Company acquired an additional incremental ownership interest of 2.0% in this facility for a purchase price of $1.0 million. Both transactions were financed with cash from continuing operations.
4. Discontinued Operations and Divestitures
2013 Transactions
Effective December 31, 2013, the Company reclassified its surgical facility located in Worcester, Massachusetts to discontinued operations. The Company entered into a purchase agreement effective January 2, 2014 related to the sale of this facility and expects to complete this transaction in the first half of 2014. For the years ended December 31, 2013, 2012 and 2011, the results of operations related to this facility have been included in discontinued operations. This facility is consolidated for financial reporting purposes.
Effective June 30, 2013, the Company completed an asset sale related to its surgical hospital located in Austin, Texas. As part of the transaction, a new entity was formed to operate the surgical hospital. The new entity acquired the equipment and inventory as well as the rights to various licensing agreements, contracts and leases associated with the operations of the surgical hospital. As consideration for the transaction, the Company received cash proceeds of $2.7 million and a 25.0% non-consolidating ownership interest in the new entity. The Company continues to provide management services to the new entity. The Company recorded a loss of $6.2 million as a result of this transaction.
Effective April 8, 2013, the Company sold its ownership interest in its surgical facility located in Havertown, Pennsylvania. The Company received net proceeds of $3.2 million on this transaction and recognized a net gain on the sale of $1.3 million, which included an allocated disposal of goodwill of $2.4 million. For the years ended December 31, 2013, 2012 and 2011, the results of operations related to this facility were included in discontinued operations. Concurrent with the sale, a new management service company was created to provide various management services to this surgical facility. The Company acquired a 48.0% non-consolidating ownership interest in the new management service company as part of the consideration received for the sale of its interest in the surgical facility. Additionally, the Company entered into an agreement to manage the new management service company.
Effective February 28, 2013, the Company ceased operations at its surgical facility located in San Antonio, Texas. The Company recognized a loss on the disposal of $1.0 million. For the years ended December 31, 2013, 2012 and 2011, the results of operations related to this facility were included in discontinued operations.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Effective January 29, 2013, the Company sold its ownership interest in a surgical facility located in Novi, Michigan for proceeds of $310,000 and recognized a gain on the sale of $269,000. During the year ended December 31, 2011, the Company recorded impairment of $2.9 million related to this investment and additionally recorded a valuation allowance of $2.1 million related to a note receivable due from this facility . This facility was non-consolidating for financial reporting purposes.
2012 Transactions
Effective December 31, 2012, the Company ceased operations at its surgical facility located in Metairie, Louisiana. This facility was previously non-consolidating for financial reporting purposes. During the year ended December 31, 2012, the Company recorded a loss on the disposal of $351,000.
Effective December 31, 2012, the Company divested its ownership interest and management rights in a surgical facility located in Oklahoma City, Oklahoma for net proceeds of $10.1 million. This facility was previously non-consolidating for financial reporting purposes. During the year ended December 31, 2012, the Company recorded a gain on the disposal of $5.9 million.
Effective August 31, 2012, the Company divested its ownership interest in a surgical facility located in Greenville, South Carolina for net proceeds of $348,000. This facility was previously consolidated for financial reporting purposes. During the year ended December 31, 2012, the Company recorded a loss on the disposal of $1.6 million, which included an allocated disposal of goodwill of $239,000.
Effective July 1, 2012, the Company, along with its physician investors in the facility, divested its interest in a surgical facility located in Austin, Texas for aggregate net proceeds of approximately $4.4 million. Additionally, the Company terminated its management agreement with this facility and received cash proceeds of approximately $2.0 million This facility was previously consolidated for financial reporting purposes. During the year ended December 31, 2012, the Company recorded a gain on the disposal of $1.1 million, which included an allocated disposal of goodwill of $3.7 million.
Effective February 29, 2012, the Company, along with its physician investors in the facility, divested our interests in a surgical facility located in Fort Worth, Texas for aggregate net proceeds of $1.9 million. Additionally, the Company terminated its management agreement with this facility and received cash proceeds of $1.1 million. During the year ended December 31, 2012, the Company recorded a net gain on the disposal of $78,000 , which included an allocated disposal of goodwill of $1.3 million.
Effective April 30, 2012, the Company divested its ownership interest in a surgical facility located in Nashville, Tennessee for net proceeds of $1.3 million. This facility was previously non-consolidating for financial reporting purposes. During the year ended December 31, 2012, the Company recorded a gain on the disposal of $750,000.
2011 Transactions
Effective December 31, 2011, the Company committed to plans to divest its ownership interests in surgical facilities located in Austin and Fort Worth, Texas which were previously consolidated for financial reporting purposes.
Summary of Operating Results of Discontinued Operations
A summary of certain operating results impacting the statements of operations related to discontinued operations follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Revenues	$7,959	$22,471	$33,396
Operating income	483	159	2,460
(Gain) loss on sale or disposal	(884)	285	418
(Benefit from) provision for income taxes	(515)	(1,258)	702
Income from discontinued operations, net of income taxes	1,882	1,132	1,340

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

5. Property and Equipment
A summary of property and equipment, net, follows (in thousands):

	December 31,
	2013	2012

Land	$5,713	$5,713
Buildings and improvements	107,655	103,923
Furniture and equipment	13,707	17,646
Computer and software	12,747	6,702
Medical equipment	81,730	69,368
Construction in progress	3,000	4,932
Property and equipment, at cost	224,552	208,284
Less: Accumulated depreciation	(94,820)	(78,178)
Property and equipment, net	$129,732	$130,106
The Company is liable to various vendors for equipment leases. The carrying values of assets under capital lease were $4.6 million and $5.3 million as of December 31, 2013 and 2012, respectively, which included accumulated depreciation of $2.7 million and $11.8 million, respectively. The Company disposed of $1.1 million carrying value of medical equipment under capital lease, which included $9.7 million of accumulated depreciation, in connection with the asset sale at its surgical hospital located in Austin, Texas during the year ended December 31, 2013.
6. Intangible Assets
A summary of changes in intangible assets follows (in thousands):

	Physician Guarantees	Management Rights	Non-Compete Agreements	Certificates of Need	Total Intangible Assets

Balance at December 31, 2010	$632	$—	$2,337	$17,740	$20,709
Additions	800	2,300	3,632	—	6,732
Recruitment expense	(325)	—	—	—	(325)
Amortization	—	(64)	(765)	—	(829)
Balance at December 31, 2011	1,107	2,236	5,204	17,740	26,287
Additions	—	—	—	—	—
Recruitment expense	(288)	—	—	—	(288)
Amortization	—	(153)	(1,695)	—	(1,848)
Balance at December 31, 2012	819	2,083	3,509	17,740	24,151
Additions	800	—	—	—	800
Recruitment expense	(587)	—	—	—	(587)
Amortization	—	(153)	(1,695)	—	(1,848)
Balance at December 31, 2013	$1,032	$1,930	$1,814	$17,740	$22,516

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of cost and accumulated amortization related to the Company's finite-lived intangible assets follows (in thousands):

	December 31,
	2013	2012

Management rights agreements	$2,300	$2,300
Non-compete agreements	5,969	5,969
Finite-lived intangible assets, at cost	8,269	8,269
Less: Accumulated amortization	(4,525)	(2,677)
Finite-lived intangible assets, net	$3,744	$5,592
During the years ended December 31, 2013, 2012 and 2011, the Company had amortization expense of $1.8 million, $1.8 million and $829,000, respectively.
A summary of the scheduled amortization related to the Company's finite-lived intangible assets as of December 31, 2013 follows (in thousands):

Management Rights and Non-Compete Agreements

2014	$1,550
2015	621
2016	153
2017	153
2018	153
Thereafter	1,114
Total	$3,744
As of December 31, 2013 and 2012, physician income guarantees consisted of recruitment costs of $2.3 million and $1.5 million, respectively, and accumulated amortization of these recruitment costs into salaries and benefits costs of $1.3 million and $682,000, respectively.
7.  Goodwill
A summary of changes in goodwill follows (in thousands):

Balance at December 31, 2010	$624,737
Acquisitions	4,941
Divestitures	(359)
Purchase price adjustments	825
Balance at December 31, 2011	630,144
Acquisitions	31,243
Divestitures	(5,329)
Balance at December 31, 2012	656,058
Acquisitions	13,383
Divestitures	(2,373)
Purchase price adjustments	(5,310)
Balance at December 31, 2013	$661,758
Additions to goodwill include new business combination acquisitions and incremental ownership acquired in the Company's subsidiaries. A summary of the Company's acquisitions for the years ended December 31, 2013, 2012 and 2011 is included in Note 3 on Acquisitions and Developments.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

8. Long-Term Debt
A summary of long-term debt follows (in thousands):

	December 31,
	2013	2012

Credit Facility	$—	$—
Senior Secured Notes, net of debt issuance discount of $2,858 and $3,868 at December 31, 2013 and 31, 2012, respectively	338,142	337,132
PIK Exchangeable Notes	118,639	109,688
Toggle Notes	73,475	94,724
Notes payable and secured loans	24,970	28,168
Capital lease obligations	4,922	3,864
Total debt	560,148	573,576
Less: Current maturities	(9,102)	(39,462)
Total long-term debt	$551,046	$534,114
The Company modified its long-term debt structure during the second quarter of 2011. On June 14, 2011, the Company completed the offering of $350.0 million aggregate principal amount of Senior Secured Notes (the "Offering"). The proceeds of the Offering were used to retire the Company's then existing senior secured credit facility and a portion of its Toggle Notes. In connection with the Offering, the Company entered into the Credit Facility as well as exchanged outstanding Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of PIK Exchangeable Notes. As a result of the debt restructuring, the Company recorded a loss on debt extinguishment of $4.8 million. This loss is comprised primarily of capitalized debt issuance costs written off in connection with the termination of debt instruments as part of the restructuring.
On September 9, 2011, the Company canceled $9.0 million aggregate principal amount of outstanding Senior Secured Notes held by certain holders, plus accrued and unpaid interest, in exchange for the issuance to such holders of $9.2 million aggregate principal amount of PIK Exchangeable Notes, which resulted in no significant gain or loss.
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
The Company has letters of credit outstanding under the Credit Facility of $1.8 million at December 31, 2013 related to our self-insured workers compensation coverage and the operating lease on our surgical hospital in Lubbock, Texas. As of December 31, 2013, $48.2 million was available under the Credit Facility.
Loans under the Credit Facility bear interest, at our option, at the reserve adjusted LIBOR plus 4.50% or at the alternate base rate plus 3.50%. The Company is required to pay a commitment fee at a rate equal to 0.50% per annum on the undrawn portion of commitments under the Credit Facility. This fee is payable quarterly in arrears and on the date of termination or expiration of the commitments.
The Credit Facility contains financial covenants requiring the Company not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change. At December 31, 2013, the Company was in compliance with all material covenants contained in the Credit Facility.
Senior Secured Notes
On June 14, 2011, the Company completed the private offering of $350.0 million aggregate principal amount of our Senior Secured Notes. The Senior Secured Notes were issued at a 1.51% discount, yielding proceeds of approximately $344.7 million. Interest on the Senior Secured Notes is due June 15 and December 15 of each year and will accrue at the rate of 8.00% per annum. The Senior Secured Notes mature on June 15, 2016.
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

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

under the Credit Facility, which is entitled to proceeds of the collateral prior to the Senior Secured Notes, in the event of a foreclosure or any insolvency proceedings.
The Company may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. Prior to June 15, 2014, in each of 2011, 2012 and 2013, the Company may redeem up to 10% of the original aggregate principal amount of the Senior Secured Notes at a price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest. The Company may also redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with proceeds of certain equity offerings at any time prior to June 15, 2014. At December 31, 2013, the Company had not redeemed any of its Senior Secured Notes.
Effective September 9, 2011, the Company canceled $9.0 million aggregate principal amount of our Senior Secured Notes held by certain holders, plus accrued and unpaid interest, in exchange for its issuance to such parties of $9.2 million aggregate principal amount of its PIK Exchangeable Notes. As a result of that exchange, the Company currently has $341.0 million aggregate principal amount of Senior Secured Notes outstanding.
At December 31, 2013, the Company was in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.
Scheduled amortization of the discount recorded in connection with the Senior Secured Notes follows (in thousands):

January 1, 2014 through December 31, 2014	$1,092
January 1, 2015 through December 31, 2015	1,186
January 1, 2016 through June 15, 2016	580
Total discount on Senior Secured Notes	$2,858
PIK Exchangeable Notes
Concurrent with the Offering, the Company exchanged with certain holders of our outstanding Toggle Notes, Toggle Notes having an aggregate principal amount of $85.4 million, at par plus accrued and unpaid interest, for $88.5 million initial aggregate principal amount of our PIK Exchangeable Notes. Effective September 9, 2011, the Company canceled $9.0 million aggregate principal amount of our Senior Secured Notes held by certain holders, plus accrued and unpaid interest, in exchange for our issuance to such parties of $9.2 million aggregate principal amount of our PIK Exchangeable Notes.
The PIK Exchangeable Notes mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on June 15 and December 15 of each year. The Company pays interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. The Company records this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, the Company reclassifies the accrued interest to long-term debt. Due to the required payment-in-kind interest, the Company increased the principal amount of the PIK Exchangeable Notes by $9.0 million, $8.3 million and $3.8 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the Company had $422,000 of accrued interest on the PIK Exchangeable Notes, which was included in other current liabilities in the consolidated balance sheet.
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
The PIK Exchangeable Notes are unsecured senior obligations and rank equally with other existing and future senior indebtedness, senior to all future subordinated indebtedness and effectively junior to all secured indebtedness to the extent of the value of the collateral securing such indebtedness. Holdings and substantially all of the Company's material wholly-owned domestic subsidiaries have guaranteed the PIK Exchangeable Notes on a senior basis, as required by the indenture governing the PIK Exchangeable Notes. Each guarantee is unsecured and ranks equally with senior indebtedness of the guarantor, senior to all of the guarantor's subordinated indebtedness and effectively junior to its secured indebtedness to the extent of the value of the collateral securing such indebtedness.
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

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company recorded the PIK Exchangeable Notes in accordance with ASC Topic 470, Debt. In the exchange, the new PIK Exchangeable Notes were recorded at fair value. At December 31, 2013, the Company was in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.
Toggle Notes
On June 3, 2008, the Company completed the private offering of $179.9 million aggregate principal amount of Toggle Notes.  Interest on the Toggle Notes is due February 23 and August 23 of each year.  The Toggle Notes will mature on August 23, 2015.  For any interest period through August 23, 2011, the Company was able to elect to pay interest on the Toggle Notes (i) in cash, (ii) in kind, by increasing the principal amount of the notes or issuing new notes (referred to as “PIK interest”) for the entire amount of the interest payment or (iii) by paying interest on 50% of the principal amount of the Toggle Notes in cash and 50% in PIK interest.  Cash interest on the Toggle Notes accrues at the rate of 11.0% per annum.  PIK interest on the Toggle Notes accrued at the rate of 11.75% per annum.
Between August 23, 2008 and August 23, 2011, the Company elected the PIK option of the Toggle Notes in lieu of making scheduled interest payments for various interest periods. As a result, the principal due on the Toggle Notes has increased by $71.0 million from the issuance of the Toggle Notes to December 31, 2013. Beginning with the February 2012 interest payment, all interest under the Toggle Notes is required to be paid in cash. As of December 31, 2013, the Company had $2.9 million of accrued interest on the Toggle Notes in other current liabilities on the consolidated balance sheet.
In connection with the Offering, the Company repurchased $70.8 million aggregate principal amount of the Toggle Notes, at par plus accrued and unpaid interest of $2.6 million, and exchanged $85.4 million aggregate principal amount of Toggle Notes, at par plus accrued interest of $3.1 million, for $88.5 million aggregate principal amount of PIK Exchangeable Notes.
The indenture governing the Toggle Notes includes a mandatory redemption provision. Under this provision, if the Toggle Notes would otherwise constitute applicable high yield discount obligations, within the meaning of Section 163(i)(1) of the Tax Code, the Company is required to redeem, for cash, a portion of the Toggle Notes then outstanding, equal to the mandatory principal redemption amount. Under the mandatory redemption provisions of the Toggle Notes, $21.2 million of principal balance outstanding was paid on August 23, 2013.
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
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit the Company's ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At December 31, 2013, the Company was in compliance with all material covenants contained in the indenture governing the Toggle Notes.
Notes Payable to Banks
Certain of the Company's subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions.
In March 2013, the Company refinanced the debt of its surgical hospital located in Idaho Falls, Idaho. This refinancing transaction resulted in $6.1 million of borrowings from a new lender, $7.5 million of repayments to the previous lenders and $427,000 of debt issuance cost payments. In September 2013, the Company repaid the $6.1 million of borrowings from the new lender with cash from continuing operations. In December 2013, the Company had new borrowings of $2.0 million at its surgical facilities in East Greenwich and East Bay, Rhode Island. In addition, the Company borrowed $1.8 million in December 2013 to partially fund the acquisition of a surgical facility in Providence, Rhode Island.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Maturities
A summary of the scheduled maturities of our debt obligations as of December 31, 2013 follows (in thousands):

	Capital Lease Obligations	Other Long-Term Debt	Total

2014	$1,753	$7,349	$9,102
2015	1,426	81,399	82,825
2016	1,039	346,039	347,078
2017	446	121,177	121,623
2018	258	2,067	2,325
Thereafter	—	53	53
Total debt	$4,922	$558,084	$563,006
9. Operating Leases
The Company leases office space and equipment for its surgical facilities, including surgical facilities under development.  The lease agreements generally require the lessee to pay all maintenance, property taxes, utilities and insurance costs.  The Company accounts for operating lease obligations and sublease income on a straight-line basis.  Contingent obligations of the Company are recognized when specific contractual measures have been met, typically the result of an increase in the Consumer Price Index.  Lease obligations paid in advance are included in prepaid rent.  The difference between actual lease payments and straight-line lease expense over the initial lease term, excluding optional renewal periods, is included in deferred rent.
The future minimum lease payments under non-cancellable operating leases, net of sub-lease income, follows (in thousands):

2014	$23,526
2015	21,340
2016	17,711
2017	13,921
2018	11,914
Thereafter	62,641
Total minimum operating lease payments	$151,053
Total operating lease expense was $27.2 million, $23.7 million and $22.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in these amounts, the Company incurred lease expense of $7.1 million, $7.1 million and $6.7 million for years ended December 31, 2013, 2012 and 2011, respectively, under operating lease agreements with physician investors and an entity that is an affiliate of one of the Company’s former directors.
The Company has various sub-lease arrangements at its surgical hospital located in Idaho Falls, Idaho. Future minimum lease payments to be received at this facility under these non-cancellable sub-lease arrangements follows (in thousands):

2014	$740
2015	762
2016	785
2017	809
2018	833
Thereafter	3,267
Total non-cancellable sub-lease income	$7,196
10.  Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return.  The partnerships and limited liability companies in which the Company has ownership each file separate income tax returns.  The Company's allocated share of income or loss based on its percentage

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

ownership in each partnership and limited liability company is included in taxable income of the Company.  The remaining income or loss of each partnership and limited liability company is allocated to the other owners as taxable income.
The provision for income taxes from continuing operations follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Current:
Federal	$—	$(3,527)	$240
State	774	666	147
Deferred	4,556	13,800	8,334
Total income tax expense from continuing operations	$5,330	$10,939	$8,721
Income from discontinued operations is reported net of income taxes in the consolidated statements of operations. For the years ended December 31, 2013, 2012 and 2011, the Company had income tax expense (benefit) related to discontinued operations of $(515,000), $(1.3) million and $702,000, respectively.
A reconciliation of the provision for income taxes from continuing operations as reported in the consolidated statements of operations and the amount of income tax expense (benefit) computed by multiplying consolidated income (loss) before discontinued operations and income taxes in each year by the U.S. federal statutory rate of 35% follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Tax at U.S.federal statutory rate	$9,953	$12,829	$4,755
State income tax, net of U.S. federal tax benefit	878	290	127
Change in valuation allowance	12,123	9,774	11,740
Expiration of capital loss carryforwards	445	170	722
Net income attributable to non-controlling interests	(13,163)	(13,495)	(11,477)
Changes in measurement of uncertain tax positions	(2,976)	(3,169)	3,885
Write-off of non-deductible goodwill	(1,031)	1,581	133
Partnership basis tax return reconciling differences	(1,174)	2,757	(1,302)
Other	275	202	138
Total income tax expense from continuing operations	$5,330	$10,939	$8,721

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax liabilities follows (in thousands):

	December 31,
	2013	2012

Deferred tax assets:
Medical malpractice liability	$669	$745
Accrued vacation and incentive compensation	447	514
Net operating loss carryforwards	61,281	50,167
Amortization of intangible assets	1,407	1,632
Basis differences of partnerships and joint ventures	8,662	6,879
SERP liability	723	511
Capital loss carryforwards	2,782	1,879
Stock-based compensation	3,935	4,508
Other deferred assets	1,520	1,591
Total gross deferred tax assets	81,426	68,426
Less: Valuation allowance	(80,389)	(66,325)
Total deferred tax assets	1,037	2,101
Deferred tax liabilities:
Depreciation on property and equipment	(520)	(271)
Amortization of intangible assets	(952)	(854)
Basis differences of partnerships and joint ventures	(75,261)	(71,130)
Debt issuance costs and discounts	(79)	(1,389)
Other deferred liabilities	(398)	(378)
Total deferred tax liabilities	(77,210)	(74,022)
Net deferred tax liabilities	$(76,173)	$(71,921)
As of December 31, 2013 and 2012, the Company had net current deferred tax liabilities of $153,000 and $140,000, respectively, and net long-term deferred tax liabilities of $76.0 million and $71.8 million, respectively. The Company had federal net operating loss carryforwards of $140.5 million as of December 31, 2013, which expire between 2027 and 2033.  The Company had state net operating loss carryforwards of $285.0 million as of December 31, 2013, which expire between 2013 and 2033.  The Company had capital loss carryforwards of $7.9 million as of December 31, 2013, which expire between 2015 and 2017.
The Company has recorded a valuation allowance against its deferred tax assets at December 31, 2013 and 2012 of $80.4 million and $66.3 million, respectively, which represented an increase of $14.1 million for the year ended December 31, 2013.  The valuation allowance has been provided for certain deferred tax assets that management believes it is more likely than not that the tax benefits will not be realized.  Included in the increase in the valuation allowance for the year ended December 31, 2013 was an increase of $0.9 million recorded to additional paid-in-capital as a result of the tax effect of disposals of shares of non-controlling interests. As of December 31, 2013, $2.8 million of valuation allowance was recorded against deferred tax assets, that if subsequently recognized, will be credited directly to additional paid-in-capital.
A reconciliation of the beginning and ending liability for gross unrecognized income tax benefit for the years ended December 31, 2013, 2012 and 2011 follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Unrecognized tax benefits at beginning of year	$7,109	$7,962	$3,578
Additions based on tax provisions related to the current year	293	899	—
Additions for tax positions of prior years	165	1,356	4,426
Reductions for settlements with taxing authorities	(5,611)	(3,077)	—
Reductions for the expiration of statutes of limitations	(27)	(31)	(42)
Unrecognized tax benefits at end of year	$1,929	$7,109	$7,962

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes in the consolidated statements of operations. For the years ended December 31, 2013 and 2012, the Company had approximately $109,000 and $150,000, respectively, of accrued interest and penalties related to uncertain tax positions.
The Company's U.S. federal and state income tax returns for tax years 2010 and beyond remain subject to examination. The total amount of accrued liabilities related to uncertain tax positions that would affect the Company's effective tax rate if recognized was $435,000 and $634,000 at December 31, 2013 and 2012, respectively. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of the lapse of the statute of limitations and settlements with tax authorities; however, the Company does not anticipate the change will have a material adverse impact on its consolidated financial statements.
11. Supplemental Cash Flow Information
A summary of additional information related to cash flows from continuing operations follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Non-cash transactions:
Increase in debt for paid-in-kind interest expense	$8,951	$8,275	$22,369
Increase in debt related to new capital lease obligations	2,667	2,097	2,100

Cash payments:
Interest paid, net of interest income received	38,527	39,055	28,072
Income taxes paid, net of refunds received	882	78	271

12.  Stock Options
Overview
The Company is a participant in the Symbion Holdings Corporation 2007 Equity Incentive Plan (the "2007 Plan"), which permits grants of stock options and other equity-based awards to purchase Holdings common stock.
In connection with the Merger, certain members of the Company's predecessor management were permitted to roll over options into the 2007 Plan. The rollover options were exchanged for 611,799 options under the 2007 Plan.  The exercise price of each rollover option is $1.50 per share and the options expire on the expiration date of the original grants.
Effective January 23, 2012, Holdings amended the 2007 Plan. The amendment increased the shares authorized for future grant under the 2007 Plan by 2,400,000 shares to 5,627,263 shares. Additionally, the exercise price of options originally issued on and after August 31, 2007, or the Merger effective date, was reduced to $3.00 per share from $10.00 per share and the expiration date of such options was extended to January 23, 2022. As a result of this stock option plan modification, the Company recorded non-cash stock compensation expense of $1.7 million during the year ended December 31, 2012, consisting of $1.6 million in general and administrative expenses and $83,000 in salaries and benefits in the consolidated statements of operations.
The Company's outstanding stock option awards include a time-vesting or performance-vesting component. Under the amended plan, the maximum contractual term of the options is ten years, or earlier if the employee terminates employment before that time.  Time-vesting options vest over a five-year period with 20% of the options vesting each anniversary period as of the option issuance date.  Performance-vesting options vest and become exercisable upon a liquidity event based on the extent to which Crestview and certain affiliated investors receive a target share price for their equity. No stock-based compensation expense has been recorded in the consolidated statements of operations since inception of the 2007 Plan for the performance-vesting options as the conditions for vesting are not probable.
The Company recorded stock-based compensation expense of $410,000, $2.1 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. After non-controlling interests and the related income tax benefit, the Company recorded a net impact to Symbion, Inc. net loss related to stock-based compensation expense of $410,000, $2.1 million and $825,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
During the years ended December 31, 2013, 2012 and 2011, the Company issued 21,987 options, 1,024,842 options and 62,268 options with a time-vesting component and 21,987 options, 1,024,842 options and 94,763 options with a performance-vesting component, respectively. As of December 31, 2013, the Company had 2,356,289 shares of time-vesting options and 2,494,404 shares of performance-vesting options outstanding. In addition, Holdings had 818,684 shares of unissued stock options reserved for future grants under the 2007 Plan as of December 31, 2013.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Valuation Methodology
The fair value of stock options was derived using the Black-Scholes option pricing model.  In applying the Black-Scholes option pricing model, the Company used the following assumptions:

▪
Weighted average risk-free interest rate.  The weighted average risk-free interest rate is used as a component of the fair value of stock options to take into account the time value of money.  For the risk-free interest rate, the Company uses the implied yield on United States Treasury zero-coupon issues with a remaining term equal to the expected life, in years, of the options granted.

▪
Expected volatility.  Volatility, for the purpose of stock-based compensation, is a measurement of the amount that a share price has fluctuated.  Expected volatility involves reviewing historical volatility and determining what, if any, change the share price will have in the future.  FASB recommended that companies such as Holdings, whose common stock is not publicly traded or have a limited public stock trading history, use average volatilities of similar entities.  As a result, the Company uses the average volatilities of some of its competitors as an estimate in determining stock option fair values.

▪
Expected life, in years.  A clear distinction is made between the expected life of an option and the contractual term of the option.  The expected life of an option is considered the amount of time, in years, that an option is expected to be outstanding before it is exercised.  Whereas, the contractual term of the stock option is the term an option is valid before it expires.

▪
Expected dividend yield.  Since issuing dividends will affect the fair value of a stock option, GAAP requires companies to estimate future dividend yields or payments.  The Company has not historically issued dividends and does not intend to issue dividends in the future. As a result, the Company does not apply a dividend yield component to its valuation.

▪
Expected forfeiture rate.  The Company uses an estimated forfeiture rate based on historical experience of number of years employed for the respective position held by the option holder.  The Company reviews the forfeiture estimate annually in comparison to the actual forfeiture rate experienced.

The following table sets forth the assumptions used by the Company to estimate the fair value of time-vesting options:

	Year Ended December 31,
	2013	2012	2011

Weighted-average fair value per option	$2.05	$1.53	$0.59
Weighted-average risk-free interest rate	0.8%	2.0%	2.0%
Expected volatility	42.0%	42.0%	42.0%
Expected life, in years	6.5	6.5	6.5
Expected dividend yield	—%	—%	—%
Expected forfeiture rate	4.0%	4.0%	4.0%

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Stock Option Activity
A summary of stock option activity for the years ended December 31, 2013, 2012 and 2011 follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Fair Value	Total Fair Value	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in Years)

Outstanding at December 31, 2010	3,766,149	$3.92	2.78	$10,469,894	$—	5.7
Granted	153,392	3.00	1.63	250,029	—	8.2
Exercised	—
Forfeited	(104,525)
Outstanding at December 31, 2011	3,815,016	2.72	2.72	10,376,844	—	4.3
Granted	2,201,432	3.43	1.53	3,368,191	—	9.2
Exercised	(258,962)
Forfeited	(402,311)
Outstanding at December 31, 2012	5,355,175	3.08	2.04	10,924,557	—	8.5
Granted	43,974	4.00	2.05	90,147	—	9.1
Exercised	(221,000)
Forfeited	(327,456)
Outstanding at December 31, 2013	4,850,693	3.18	1.77	8,585,727	—	8.1

Exercisable at December 31, 2013	1,462,128	2.94	2.21	3,231,303	—	7.5

Unvested at December 31, 2013	3,160,057	3.26	1.58	4,992,890	—	8.2
As of December 31, 2013 and 2012, the Company had 3,160,057 and 3,490,170 of unvested stock options outstanding. Total stock-based compensation expense related to unvested time-vesting options not yet recognized was $1.0 million as of December 31, 2013.  Substantially all of this expense will be recognized over the next four years.
A summary of information about stock options outstanding as of December 31, 2013 follows:

Options Outstanding			Options Exercisable
Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)

121,944	$1.50	0.1	121,944	$1.50	0.1
2,789,119	3.00	8.1	1,150,618	3.00	8.1
1,895,656	3.50	8.4	189,566	3.50	8.4
43,974	4.00	9.1	—	4.00	9.1
4,850,693	3.18	8.1	1,462,128	2.94	7.5
13.  Employee Benefit Plans
Symbion, Inc. 401(k) Plan
The Symbion, Inc. 401(k) Plan (the “401(k) Plan”) is a defined contribution plan whereby employees who have completed six months of service and are age 21 or older are eligible to participate.  Employees may enroll in the plan on either January 1 or July 1 of each year.  The 401(k) Plan allows eligible employees to make contributions of varying percentages of their annual compensation, up to the maximum allowable amounts by the Internal Revenue Service.  Eligible employees may or may not receive a match by the Company of their contributions.  The Company match varies depending on location and is determined prior to the start of each plan year.  Generally, employer contributions vest

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

20% after two years of service and continue vesting at 20% per year until fully vested.  The Company’s matching contribution expense for the years ended December 31, 2013, 2012 and 2011 was $795,000, $1.5 million and $864,000, respectively.
Supplemental Executive Retirement Savings Plan
The Company adopted the supplemental executive retirement plan in May 2005.  The SERP provides supplemental retirement savings alternatives to eligible officers and key employees of the Company by allowing participants to defer portions of their compensation.  Under the SERP, eligible employees may enroll in the plan before December 31 to be entered in the plan the following year.  Eligible employees may defer into the SERP up to 25% of their normal period payroll and up to 50% of their annual bonus.  If the enrolled employee contributes a minimum of 2% of his or her base salary into the SERP, the Company will contribute 2% of the enrolled employee’s base salary to the plan and has the option of contributing additional amounts.  Periodically, the enrolled employee’s deferred amounts are transferred to a plan administrator.  The plan administrator maintains separate non-qualified accounts for each enrolled employee to track deferred amounts.  On May 1 of each year, the Company is required to make its contribution to each enrolled employee’s account.  Compensation expense recorded by the Company related to the Company’s contribution to the SERP was $67,000, $64,000 and $50,000 for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 2 on Significant Accounting Policies for information about the fair value of the assets and liabilities in the SERP.
14. Related Party Transactions
On August 23, 2007, the Company entered into a ten-year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and is payable on August 23 of each year.  The Company prepaid this annual management fee in each of the years ended December 31, 2013, 2012 and 2011 and had a prepaid asset of $645,000 as of December 31, 2013 that was included in prepaid expenses and other current assets on the consolidated balance sheet.
Affiliates of Crestview and affiliates of the Northwestern Mutual Insurance Company hold the majority of the PIK Exchangeable Notes which entitle them to additional ownership in Holdings upon exchange. The PIK Exchangeable Notes are exchangeable into shares of common stock of Holdings at any time prior to the close of business on the business day immediately preceding the maturity date of the PIK Exchangeable Notes at a per share exchange price of $3.50. Upon exchange, holders of the PIK Exchangeable Notes will receive a number of shares of common stock of Holdings equal to (i) the accreted principal amount of the PIK Exchangeable Notes to be exchanged, plus accrued and non-capitalized interest, divided by (ii) the exchange price. The exchange price in effect at any time is subject to customary adjustments.
The PIK Exchangeable Notes mature on June 15, 2017, subject to certain redemption provisions.  The Company pays interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. As of December 31, 2013, the Company had $118.6 million of aggregate principal amount of PIK Exchangeable Notes outstanding and had accrued interest of $422,000 on the PIK Exchangeable Notes, which was included in other current liabilities on the consolidated balance sheet. See Note 8 on Long-Term Debt for further discussion of the PIK Exchangeable Notes.
In December 2013, certain employees of the Company exercised stock options and borrowed funds from Holdings to pay the exercise price and applicable taxes payable. Each loan is represented by a full recourse promissory note executed by the employee and bearing interest at a rate of 0.25% per annum (the applicable federal rate).  Principal and interest on the notes is payable in three equal annual installments beginning December 10, 2014, with payment in full due on December 10, 2016.  Payment and performance under the notes is secured by the shares of Holdings common stock received upon exercise of the options exercised on December 10, 2013. The total amount of stockholders' notes outstanding at December 31, 2013 was $485,000, which was included in stockholders' equity on the consolidated balance sheet.
15. Commitments and Contingencies
Lease and Debt Guarantees of Non-Consolidated Facilities
As of December 31, 2013 and 2012, the Company had guaranteed $950,000 and $1.3 million, respectively, of operating lease payments for certain non-consolidated surgical facilities. These operating leases typically have ten-year terms, with optional renewal periods. At December 31, 2012, the Company guaranteed $181,000 of debt at its non-consolidated surgical facility located in Novi, Michigan. In January 2013, the Company sold its ownership interest in this facility and no longer has any debt guarantees.
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

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
16. Subsequent Events
Effective March 7, 2014, the Company acquired an incremental ownership interest of 13.6% related to its surgical hospital located in Idaho Falls, Idaho for a purchase price of $23.8 million. This transaction was financed with proceeds from the Credit Facility.
17. Quarterly Financial Information (Unaudited)
The following tables include a summary of certain information related to the Company's quarterly consolidated results of operations for each of the four quarters in the years ended December 31, 2013 and 2012. The amounts have been adjusted for discontinued operations (in thousands and unaudited):

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$132,598	$134,598	$127,404	$140,987	$535,587
Cost of revenues	98,688	101,294	95,378	101,773	397,133
Income (loss) from continuing operations	4,910	(589)	4,219	14,565	23,105
Net income	4,197	1,536	4,312	14,942	24,987

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$116,307	$118,221	$122,341	$134,935	$491,804
Cost of revenues	81,086	82,565	91,887	95,770	351,308
Income from continuing operations	4,861	7,828	2,574	10,452	25,715
Net income	5,036	7,619	1,724	12,468	26,847
18. Financial Information for the Company and Its Subsidiaries
The Company conducts substantially all of its business through its subsidiaries. The following tables present consolidating financial information for the Company and its subsidiaries as required by regulations of the Securities and Exchange Commission (“SEC”) in connection with the Company's Senior Secured Notes and Toggle Notes that have been registered with the SEC. The information segregates the parent company issuer, the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and consolidating adjustments. The operating and investing activities of the separate legal entities are fully interdependent and integrated. Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. All of the subsidiary guarantees are both full and unconditional and joint and several.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Condensed Consolidating Balance Sheet as of December 31, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$6,415	$4,788	$44,823	$—	$56,026
Accounts receivable, net	—	—	78,290	—	78,290
Inventories	—	—	17,229	—	17,229
Prepaid expenses and other current assets	1,476	1,301	6,998	—	9,775
Due from related parties	3,050	23,579	—	(26,629)	—
Current assets of discontinued operations	—	—	1,356	—	1,356
Total current assets	10,941	29,668	148,696	(26,629)	162,676
Property and equipment, net	1,422	2,100	126,210	—	129,732
Intangible assets, net	1,929	—	20,587	—	22,516
Goodwill	661,758	—	—	—	661,758
Investments in and advances to affiliates	69,558	40,384	563	(96,417)	14,088
Restricted invested assets	—	—	177	—	177
Other long-term assets	9,419	—	4,542	—	13,961
Long-term assets of discontinued operations	—	—	1,831	—	1,831
Total assets	$755,027	$72,152	$302,606	$(123,046)	$1,006,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$269	$—	$19,245	$—	$19,514
Accrued payroll and benefits	1,151	—	11,118	—	12,269
Due to related parties	—	—	26,629	(26,629)	—
Other current liabilities	8,348	3	25,380	—	33,731
Current maturities of long-term debt	344	859	7,899	—	9,102
Current liabilities of discontinued operations	—	—	325	—	325
Total current liabilities	10,112	862	90,596	(26,629)	74,941
Long-term debt, less current maturities	529,912	1,732	19,402	—	551,046
Long-term deferred tax liabilities	76,020	—	—	—	76,020
Other long-term liabilities	2,292	—	59,132	—	61,424
Long-term liabilities of discontinued operations	—	—	169	—	169
Non-controlling interests—redeemable	—	—	35,150	—	35,150
Total Symbion, Inc. stockholders' equity	136,691	69,558	26,859	(96,417)	136,691
Non-controlling interests—non-redeemable	—	—	71,298	—	71,298
Total equity	136,691	69,558	98,157	(96,417)	207,989
Total liabilities and stockholders' equity	$755,027	$72,152	$302,606	$(123,046)	$1,006,739

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Condensed Consolidating Balance Sheet as of December 31, 2012
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$8,505	$26,174	$38,791	$—	$73,470
Accounts receivable, net	—	—	71,646	—	71,646
Inventories	—	167	14,226	—	14,393
Prepaid expenses and other current assets	1,794	3	8,153	—	9,950
Due from related parties	1,878	44,895	—	(46,773)	—
Current assets of discontinued operations	—	—	3,636	—	3,636
Total current assets	12,177	71,239	136,452	(46,773)	173,095
Property and equipment, net	918	2,100	127,088	—	130,106
Intangible assets, net	2,083	—	22,068	—	24,151
Goodwill	656,058	—	—	—	656,058
Investments in and advances to affiliates	91,614	18,344	423	(98,249)	12,132
Restricted invested assets	—	—	5,169	—	5,169
Other long-term assets	12,847	—	1,197	—	14,044
Long-term assets of discontinued operations	—	—	2,448	—	2,448
Total assets	$775,697	$91,683	$294,845	$(145,022)	$1,017,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$161	$2	$22,623	$—	$22,786
Accrued payroll and benefits	1,429	62	11,227	—	12,718
Due to related parties	—	—	46,773	(46,773)	—
Other current liabilities	9,063	5	19,952	—	29,020
Current maturities of long-term debt	21,232	—	18,230	—	39,462
Current liabilities of discontinued operations	—	—	2,033	—	2,033
Total current liabilities	31,885	69	120,838	(46,773)	106,019
Long-term debt, less current maturities	520,316	—	13,798	—	534,114
Long-term deferred tax liabilities	71,781	—	—	—	71,781
Other long-term liabilities	2,634	—	60,168	—	62,802
Long-term liabilities of discontinued operations	—	—	325	—	325
Non-controlling interests—redeemable	—	—	33,634	—	33,634
Total Symbion, Inc. stockholders' equity	149,081	91,614	6,635	(98,249)	149,081
Non-controlling interests—non-redeemable	—	—	59,447	—	59,447
Total equity	149,081	91,614	66,082	(98,249)	208,528
Total liabilities and stockholders' equity	$775,697	$91,683	$294,845	$(145,022)	$1,017,203

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Revenues	$21,143	$—	$530,787	$(16,343)	$535,587
Operating expenses:
Salaries and benefits	—	—	148,793	—	148,793
Supplies	—	—	143,287	—	143,287
Professional and medical fees	—	—	41,179	—	41,179
Lease expense	—	—	27,237	—	27,237
Other operating expenses	—	—	36,637	—	36,637
Cost of revenues	—	—	397,133	—	397,133
General and administrative expenses	21,976	—	—	—	21,976
Depreciation and amortization	631	—	22,362	—	22,993
Provision for doubtful accounts	—	—	11,149	—	11,149
Income from equity investments	—	(4,104)	(142)	—	(4,246)
(Gain) loss on disposal or impairment of long-lived assets, net	(1,000)	20,823	(13,953)	—	5,870
Management fees	—	—	16,343	(16,343)	—
Equity in earnings of affiliates	(43,225)	(57,901)	—	101,126	—
Electronic health records incentives	—	—	(4,553)	—	(4,553)
Proceeds from insurance settlements, net	—	—	(919)	—	(919)
Litigation settlements, net	—	—	(233)	—	(233)
Total operating expenses	(21,618)	(41,182)	427,187	84,783	449,170
Operating income	42,761	41,182	103,600	(101,126)	86,417
Interest (expense) income, net	(51,226)	1,877	(8,633)	—	(57,982)
(Loss) income before income taxes and discontinued operations	(8,465)	43,059	94,967	(101,126)	28,435
Provision for income taxes	4,414	—	916	—	5,330
(Loss) income from continuing operations	(12,879)	43,059	94,051	(101,126)	23,105
Income from discontinued operations, net of income taxes	259	166	1,457	—	1,882
Net (loss) income	(12,620)	43,225	95,508	(101,126)	24,987
Less: Net income attributable to non-controlling interests	—	—	(37,607)	—	(37,607)
Net (loss) income attributable to Symbion, Inc.	$(12,620)	$43,225	$57,901	$(101,126)	$(12,620)

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2012
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors		Eliminations	Total Consolidated

Revenues	$20,116	*	$1,732		$484,774	*	$(14,818)	$491,804
Operating expenses:
Salaries and benefits	—		1,339		133,021		—	134,360
Supplies	—		33		124,324		—	124,357
Professional and medical fees	—		56		36,568		—	36,624
Lease expense	—		141		23,511		—	23,652
Other operating expenses	—		83		32,232		—	32,315
Cost of revenues	—		1,652		349,656		—	351,308
General and administrative expenses	26,901		—		—		—	26,901
Depreciation and amortization	614		—		20,746		—	21,360
Provision for doubtful accounts	—		—		10,211		—	10,211
Income from equity investments	—		(4,490)		—		—	(4,490)
Loss (gain) on disposal or impairment of long-lived assets, net	(6,632)		—		437		—	(6,195)
Management fees	—		—		14,818		(14,818)	—
Equity in earnings of affiliates	(48,649)	*	(41,253)	*	—		89,902	—
Electronic health records incentives	—		—		(1,054)		—	(1,054)
Litigation settlements, net	(45)		—		(487)		—	(532)
Total operating expenses	(27,811)		(44,091)		394,327		75,084	397,509
Operating income	47,927		45,823		90,447		(89,902)	94,295
Interest (expense) income, net	(51,208)		2,488		(8,921)		—	(57,641)
(Loss) income before income taxes and discontinued operations	(3,281)		48,311		81,526		(89,902)	36,654
Provision for income taxes	9,315		—		1,624		—	10,939
(Loss) income from continuing operations	(12,596)		48,311		79,902		(89,902)	25,715
Income (loss) from discontinued operations, net of income taxes	886	*	338		(92)	*	—	1,132
Net (loss) income	(11,710)	*	48,649	*	79,810	*	(89,902)	26,847
Less: Net income attributable to non-controlling interests	—		—		(38,557)		—	(38,557)
Net (loss) income attributable to Symbion, Inc.	$(11,710)		$48,649		$41,253		$(89,902)	$(11,710)

*
Revenues of $15,704 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the year ended December 31, 2012. This adjustment impacted equity in earnings of affiliates and net (loss) income on the condensed consolidating statement of operations and is deemed by the Company to be an immaterial correction of an error.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2011
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors		Eliminations	Total Consolidated

Revenues	$17,763	*	$6,655		$412,406	*	$(13,936)	$422,888
Operating expenses:
Salaries and benefits	—		3,763		111,327		—	115,090
Supplies	—		761		100,129		—	100,890
Professional and medical fees	—		577		30,742		—	31,319
Lease expense	—		601		21,449		—	22,050
Other operating expenses	—		331		29,053		—	29,384
Cost of revenues	—		6,033		292,700		—	298,733
General and administrative expense	22,723		—		—		—	22,723
Depreciation and amortization	945		—		18,552		—	19,497
Provision for doubtful accounts	—		106		6,468		—	6,574
Income from equity investments	—		(1,876)		—		—	(1,876)
Loss on disposal or impairment of long-lived assets, net	4,824		—		—		—	4,824
Loss on debt extinguishment	4,751		—		—		—	4,751
Management fees	—		—		13,936		(13,936)	—
Equity in earnings of affiliates	(44,347)	*	(39,267)	*	—		83,614	—
Litigation settlements, net	—		—		(231)		—	(231)
Total operating expenses	(11,104)		(35,004)		331,425		69,678	354,995
Operating income	28,867		41,659		80,981		(83,614)	67,893
Interest (expense) income, net	(48,002)		2,379		(8,685)		—	(54,308)
(Loss) income before income taxes and discontinued operations	(19,135)		44,038		72,296		(83,614)	13,585
Provision for income taxes	8,839		—		(118)		—	8,721
(Loss) income from continuing operations	(27,974)		44,038		72,414		(83,614)	4,864
Income (loss) from discontinued operations, net of income taxes	1,387	*	309		(356)	*	—	1,340
Net (loss) income	(26,587)	*	44,347	*	72,058	*	(83,614)	6,204
Less: Net income attributable to non-controlling interests	—		—		(32,791)		—	(32,791)
Net (loss) income attributable to Symbion, Inc.	$(26,587)		$44,347		$39,267		$(83,614)	$(26,587)

*
Revenues of $15,323 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the year ended December 31, 2011. This adjustment impacted equity in earnings of affiliates and net (loss) income on the condensed consolidating statement of operations and is deemed by the Company to be an immaterial correction of an error.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Net (loss) income	$(12,620)	$43,225	$95,508	$(101,126)	$24,987

Comprehensive (loss) income	$(12,620)	$43,225	$95,508	$(101,126)	$24,987
Less: Comprehensive income attributable to non-controlling interests	—	—	(37,607)	—	(37,607)
Comprehensive (loss) income attributable to Symbion, Inc.	$(12,620)	$43,225	$57,901	$(101,126)	$(12,620)

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2012
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors		Eliminations	Total Consolidated

Net (loss) income	$(11,710)	*	$48,649	*	$79,810	*	$(89,902)	$26,847

Comprehensive (loss) income	$(11,710)		$48,649		$79,810		$(89,902)	$26,847
Less: Comprehensive income attributable to non-controlling interests	—		—		(38,557)		—	(38,557)
Comprehensive (loss) income attributable to Symbion, Inc.	$(11,710)		$48,649		$41,253		$(89,902)	$(11,710)

*
Revenues of $15,704 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the year ended December 31, 2012 on the condensed consolidating statement of operations. This adjustment impacted net (loss) income on the condensed consolidating statement of comprehensive income and is deemed by the Company to be an immaterial correction of an error.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2011
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors		Eliminations	Total Consolidated

Net (loss) income	$(26,587)	*	$44,347	*	$72,058	*	$(83,614)	$6,204

Other comprehensive income, net of income taxes:
Recognition of interest rate swap from liability to earnings	314		—		—		—	314
Other comprehensive income	314		—		—		—	314
Comprehensive (loss) income	(26,273)		44,347		72,058		(83,614)	6,518
Less: Comprehensive income attributable to non-controlling interests	—		—		(32,791)		—	(32,791)
Comprehensive (loss) income attributable to Symbion, Inc.	$(26,273)		$44,347		$39,267		$(83,614)	$(26,273)

*
Revenues of $15,323 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the year ended December 31, 2011 on the condensed consolidating statement of operations. This adjustment impacted net (loss) income on the condensed consolidating statement of comprehensive income and is deemed by the Company to be an immaterial correction of an error.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

Cash flows from operating activities:
Net (loss) income	$(12,620)	$43,225	$95,508	$(101,126)	$24,987
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations, net of income taxes	(259)	(166)	(1,457)	—	(1,882)
Depreciation and amortization	631	—	22,362	—	22,993
Amortization of debt issuance costs and discounts	3,878	—	116	—	3,994
Payment-in-kind interest expense	8,982	—	—	—	8,982
Stock-based compensation	410	—	—	—	410
(Gain) loss on disposal or impairment of long-lived assets, net	(1,000)	20,823	(13,953)	—	5,870
Deferred income taxes	4,556	—	—	—	4,556
Equity in earnings of affiliates	(43,225)	(57,901)	—	101,126	—
Income from equity investments, net of distributions received	—	(626)	(142)	—	(768)
Provision for doubtful accounts	—	—	11,149	—	11,149
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	—	—	(13,419)	—	(13,419)
Other operating assets and liabilities	59,294	(22,148)	(42,525)	—	(5,379)
Net cash (used in) provided by operating activities - continuing operations	20,647	(16,793)	57,639	—	61,493
Net cash provided by operating activities - discontinued operations	—	—	2,148	—	2,148
Net cash (used in) provided by operating activities	20,647	(16,793)	59,787	—	63,641
Cash flows from investing activities:
Purchases of property and equipment, net	(1,488)	—	(17,559)	—	(19,047)
Payments for acquisitions, net of cash acquired	—	(9,090)	—	—	(9,090)
Proceeds from divestitures	—	3,349	—	—	3,349
Other investing activities	—	—	—	—	—
Net cash provided by (used in) investing activities - continuing operations	(1,488)	(5,741)	(17,559)	—	(24,788)
Net cash provided by investing activities - discontinued operations	—	—	3,102	—	3,102
Net cash used in investing activities	(1,488)	(5,741)	(14,457)	—	(21,686)
Cash flows from financing activities:
Principal payments on long-term debt	(21,249)	—	(24,034)	—	(45,283)
Borrowings of long-term debt	—	—	13,350	—	13,350
Payments of debt issuance costs	—	—	(469)	—	(469)
Change in restricted invested assets	—	—	4,992	—	4,992
Distributions to non-controlling interest holders	—	—	(32,563)	—	(32,563)
Proceeds from ownership transactions with consolidated affiliates	—	1,148	—	—	1,148
Other financing activities	—	—	(117)	—	(117)
Net cash provided by (used in) financing activities - continuing operations	(21,249)	1,148	(38,841)	—	(58,942)
Net cash used in financing activities - discontinued operations	—	—	(457)	—	(457)
Net cash provided by (used in) financing activities	(21,249)	1,148	(39,298)	—	(59,399)
Net (decrease) increase in cash and cash equivalents	(2,090)	(21,386)	6,032	—	(17,444)
Cash and cash equivalents at beginning of period	8,505	26,174	38,791	—	73,470
Cash and cash equivalents at end of period	$6,415	$4,788	$44,823	$—	$56,026

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2012
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors		Eliminations	Total Consolidated

Cash flows from operating activities:
Net (loss) income	$(11,710)	*	$48,649	*	$79,810	*	$(89,902)	$26,847
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss (income) from discontinued operations, net of income taxes	(886)	*	(338)		92	*	—	(1,132)
Depreciation and amortization	614		—		20,746		—	21,360
Amortization of debt issuance costs and discounts	3,798		—		—		—	3,798
Payment-in-kind interest expense	8,305		—		—		—	8,305
Stock-based compensation	2,057		—		—		—	2,057
(Gain) loss on disposal or impairment of long-lived assets, net	(6,632)		—		437		—	(6,195)
Deferred income taxes	13,800		—		—		—	13,800
Equity in earnings of affiliates	(48,649)	*	(41,253)	*	—		89,902	—
Income from equity investments, net of distributions received	—		(1,931)		—		—	(1,931)
Provision for doubtful accounts	—		—		10,211		—	10,211
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	—		—		(6,198)		—	(6,198)
Other operating assets and liabilities	42,590		6,186		(53,019)		—	(4,243)
Net cash provided by operating activities - continuing operations	3,287		11,313		52,079		—	66,679
Net cash provided by operating activities - discontinued operations	—		—		3,679		—	3,679
Net cash provided by operating activities	3,287		11,313		55,758		—	70,358
Cash flows from investing activities:
Purchases of property and equipment, net	(291)		—		(13,816)		—	(14,107)
Payments for acquisitions, net of cash acquired	—		(21,142)		—		—	(21,142)
Proceeds from divestitures	—		11,465		—		—	11,465
Other investing activities	—		—		(64)		—	(64)
Net cash used in investing activities - continuing operations	(291)		(9,677)		(13,880)		—	(23,848)
Net cash provided by investing activities - discontinued operations	—		—		6,888		—	6,888
Net cash used in investing activities	(291)		(9,677)		(6,992)		—	(16,960)
Cash flows from financing activities:
Principal payments on long-term debt	—		—		(8,743)		—	(8,743)
Borrowings of long-term debt	—		—		10,471		—	10,471
Payment of debt issuance costs	—		—		—		—	—
Change in restricted invested assets	—		—		(7)		—	(7)
Distributions to non-controlling interest holders	—		—		(39,353)		—	(39,353)
Payments related to ownership transactions with consolidated affiliates	—		(3,079)		—		—	(3,079)
Other financing activities	—		—		49		—	49
Net cash used in financing activities - continuing operations	—		(3,079)		(37,583)		—	(40,662)
Net cash used in financing activities - discontinued operations	—		—		(1,306)		—	(1,306)
Net cash used in financing activities	—		(3,079)		(38,889)		—	(41,968)
Net increase (decrease) in cash and cash equivalents	2,996		(1,443)		9,877		—	11,430
Cash and cash equivalents at beginning of period	5,509		27,617		28,914		—	62,040
Cash and cash equivalents at end of period	$8,505		$26,174		$38,791		$—	$73,470

*
Revenues of $15,704 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the year ended December 31, 2012 on the condensed consolidating statement of operations. This adjustment impacted net (loss) income, equity in earnings of affiliates and changes in other operating assets and liabilities on the condensed consolidating statement of cash flows and is deemed by the Company to be an immaterial correction of an error.

SYMBION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2011
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors		Eliminations	Total Consolidated

Cash flows from operating activities:
Net (loss) income	$(26,587)	*	$44,347	*	$72,058	*	$(83,614)	$6,204
Adjustments to reconcile net (loss) income to net cash from operating activities:
(Income) loss from discontinued operations, net of income taxes	(1,387)	*	(309)		356	*	—	(1,340)
Depreciation and amortization	945		—		18,552		—	19,497
Amortization of debt issuance costs and discounts	2,886		—		—		—	2,886
Payment-in-kind interest expense	22,368		—		—		—	22,368
Stock-based compensation	1,353		—		—		—	1,353
Recognition of interest rate swap from liability to earnings	665		—		—		—	665
Loss (gain) on disposal or impairment of long-lived assets, net	4,824		—		—		—	4,824
Loss on debt extinguishment	4,751		—		—		—	4,751
Deferred income taxes	8,334		—		—		—	8,334
Equity in earnings of affiliates	(44,347)	*	(39,267)	*	—		83,614	—
Income from equity investments, net of distributions received	—		106		—		—	106
Provision for doubtful accounts	—		106		6,468		—	6,574
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	—		—		(10,696)		—	(10,696)
Other operating assets and liabilities	32,369		4,925		(38,967)		—	(1,673)
Net cash provided by operating activities - continuing operations	6,174		9,908		47,771		—	63,853
Net cash provided by operating activities - discontinued operations	—		—		5,126		—	5,126
Net cash provided by operating activities	6,174		9,908		52,897		—	68,979
Cash flows from investing activities:
Purchases of property and equipment, net	(78)		—		(9,337)		—	(9,415)
Payments for acquisitions, net of cash	—		(7,836)		—		—	(7,836)
Other investing activities	—		—		(590)		—	(590)
Net cash used in investing activities - continuing operations	(78)		(7,836)		(9,927)		—	(17,841)
Net cash provided by investing activities - discontinued operations	—		—		(278)		—	(278)
Net cash used in investing activities	(78)		(7,836)		(10,205)		—	(18,119)
Cash flows from financing activities:
Principal payments on long-term debt	(348,267)		—		(7,148)		—	(355,415)
Borrowings of long-term debt	344,722		—		4,062		—	348,784
Payment of debt issuance costs	(11,891)		—		—		—	(11,891)
Change in restricted invested assets	—		—		(2,000)		—	(2,000)
Distributions to non-controlling interest holders	—		—		(32,700)		—	(32,700)
Payments related to ownership transactions with consolidated affiliates	—		(2,155)		—		—	(2,155)
Other financing activities	—		—		192		—	192
Net cash used in financing activities - continuing operations	(15,436)		(2,155)		(37,594)		—	(55,185)
Net cash used in financing activities - discontinued operations	—		—		(1,441)		—	(1,441)
Net cash used in financing activities	(15,436)		(2,155)		(39,035)		—	(56,626)
Net increase (decrease) in cash and cash equivalents	(9,340)		(83)		3,657		—	(5,766)
Cash and cash equivalents at beginning of period	14,849		27,700		25,257		—	67,806
Cash and cash equivalents at end of period	$5,509		$27,617		$28,914		$—	$62,040

*
Revenues of $15,323 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the year ended December 31, 2012 on the condensed consolidating statement of operations. This adjustment impacted net (loss) income, equity in earnings of affiliates and changes in other operating assets and liabilities on the condensed consolidating statement of cash flows and is deemed by the Company to be an immaterial correction of an error.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBION, INC.

By:	/s/ RICHARD E. FRANCIS, JR. Richard E. Francis, Jr. Chairman of the Board and Chief Executive Officer
Date: March 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD E. FRANCIS, JR.	Chairman of the Board, Chief Executive Officer and Director
Richard E. Francis, Jr.	(Principal Executive Officer)	March 14, 2014

/s/ TERESA F. SPARKS	Senior Vice President and Chief Financial Officer
Teresa F. Sparks	(Principal Financial and Accounting Officer)	March 14, 2014

/s/ CLIFFORD G. ADLERZ
Clifford G. Adlerz	President, Chief Operating Officer and Director	March 14, 2014

/s/ ROBERT V. DELANEY
Robert V. Delaney	Director	March 14, 2014

/s/ QUENTIN CHU
Quentin Chu	Director	March 14, 2014

/s/ KURT E. BOLIN
Kurt E. Bolin	Director	March 14, 2014

/s/ CRAIG R. CALLEN
Craig R. Callen	Director	March 14, 2014

/s/ DANIEL G. KILPATRICK
Daniel G. Kilpatrick	Director	March 14, 2014

EXHIBIT INDEX

No.	Description

3.1	Amended Certificate of Incorporation of Symbion, Inc. (a)
3.2	Amended and Restated Bylaws of Symbion, Inc. (a)
4.1	Indenture, dated as of June 3, 2008, among Symbion, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (a)
4.2	Form of 11.00%/11.75% Senior PIK Toggle Notes due 2015 (included in Exhibit 4.1) (a)
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

4.12	Assignment and Assumption, dated as of February 11, 2013, by and among Symbion, Inc., Symbion Holdings Corporation, the lenders party thereto, and Morgan Stanley Senior Funding, Inc. (k)
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

10.5	Lease Agreement, dated June 26, 2001, between Burton Hills IV Partners and Symbion, Inc. (c)
10.6	First Amendment to Lease Agreement, dated February 9, 2004, between Burton Hills IV Partners and Symbion, Inc. (d)
10.7	Second Amendment to Lease Agreement, dated January 22, 2012, between Burton Hills IV Partners and Symbion, Inc. (g)
10.8	Symbion Holdings Corporation 2007 Equity Incentive Plan (a)
10.9	First Amendment to 2007 Equity Incentive Plan (i)
10.10	Symbion, Inc. Executive Change in Control Severance Plan (a)
10.11	Symbion Holdings Corporation Compensatory Equity Participation Plan (a)
10.12	Shareholders Agreement, dated as of August 23, 2007, among Symbion Holdings Corporation and the stockholders of Symbion Holdings Corporation and other persons named therein (a)
10.13	Advisory Services and Monitoring Agreement, dated as of August 23, 2007, among Symbion, Inc., Symbion Holdings Corporation and Crestview Advisors, L.L.C. (a)
10.14	Form of Employee Contribution Agreement (a)
10.15	Symbion, Inc. Supplemental Executive Retirement Plan (e)
10.16	Management Rights Purchase Agreement, dated as of July 27, 2005, by and among Parthenon Management Partners, LLC, Andrew A. Brooks, M.D., Randhir S. Tuli and SymbionARC Management Services, Inc. (g)
21	Subsidiaries of Registrant

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (j)
101.SCH	XBRL Taxonomy Extension Schema Document (j)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (j)
101.DEF	XBRL Taxonomy Definition Linkbase Document (j)
101.LAB	XBRL Taxonomy Label Linkbase Document (j)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (j)

(a)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 filed September 26, 2008 (Registration No. 333-153678)

(b)	Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed June 20, 2011 (File No. 000-50574).

(c)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-89554).

(d)	Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50574).

(e)	Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50574).

(f)	Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed August 2, 2005 (File No. 000-50574).

(g)	Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50574).

(h)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 filed October 11, 2011(Registration No. 333-153678).

(i)	Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed January 27, 2012 (File No. 000-50574)

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

(k)	Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 000-50574).