Form 10-Q
period 2014-03-31
SYMBION INC/TN
filed 2014-05-08
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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
As of May 8, 2014, there were 1,000 shares of the registrant’s common stock outstanding.

SYMBION, INC.
FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

SYMBION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except shares and per share amounts)

	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$49,027	$55,792
Accounts receivable, less allowance for doubtful accounts of $16,307 and $16,939 at March 31, 2014 and December 31, 2013, respectively	80,409	77,630
Inventories	16,893	17,080
Prepaid expenses and other current assets	10,571	9,594
Current assets of discontinued operations	2,306	2,580
Total current assets	159,206	162,676
Property and equipment, net	129,124	127,334
Intangible assets, net	17,970	18,566
Goodwill	661,673	661,758
Investments in and advances to affiliates	6,474	6,773
Restricted invested assets	315	177
Other long-term assets	13,428	13,957
Long-term assets of discontinued operations	9,864	15,498
Total assets	$998,054	$1,006,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,740	$19,132
Accrued payroll and benefits	12,233	12,102
Other current liabilities	39,694	33,534
Current maturities of long-term debt	10,117	8,993
Current liabilities of discontinued operations	1,151	1,180
Total current liabilities	84,935	74,941
Long-term debt, less current maturities	562,507	550,986
Long-term deferred tax liabilities	75,618	76,020
Other long-term liabilities	63,293	61,404
Long-term liabilities of discontinued operations	5,118	4,854

Non-controlling interests—redeemable	30,390	30,545

Stockholders' equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Additional paid-in-capital	227,046	243,312
Stockholders' notes	(485)	(485)
Retained deficit	(115,269)	(106,136)
Total Symbion, Inc. stockholders' equity	111,292	136,691
Non-controlling interests—non-redeemable	64,901	71,298
Total equity	176,193	207,989
Total liabilities and stockholders' equity	$998,054	$1,006,739
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013

Revenues	$133,966	$130,383
Operating expenses:
Salaries and benefits	38,020	36,606
Supplies	33,918	34,404
Professional and medical fees	10,666	10,341
Lease expense	6,759	6,735
Other operating expenses	9,152	8,728
Cost of revenues	98,515	96,814
General and administrative expenses	5,645	5,840
Depreciation and amortization	5,575	5,878
Provision for doubtful accounts	3,795	2,825
Income from equity investments	(598)	(881)
Gain on disposal or impairment of long-lived assets, net	(261)	(492)
Proceeds from insurance settlements, net	(50)	—
Litigation settlements, net	3	(163)
Total operating expenses	112,624	109,821
Operating income	21,342	20,562
Interest expense, net	(14,365)	(14,753)
Income before income taxes and discontinued operations	6,977	5,809
Provision for income taxes	1,355	1,148
Income from continuing operations	5,622	4,661
Loss from discontinued operations, net of income taxes	(6,142)	(403)
Net (loss) income	(520)	4,258
Less: Net income attributable to non-controlling interests	(8,613)	(8,304)
Net loss attributable to Symbion, Inc.	$(9,133)	$(4,046)
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013

Net (loss) income	$(520)	$4,258

Comprehensive (loss) income	$(520)	$4,258
Less: Comprehensive income attributable to non-controlling interests	(8,613)	(8,304)
Comprehensive loss attributable to Symbion, Inc.	$(9,133)	$(4,046)
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except shares)

	Symbion, Inc. Common Stock		Additional Paid-in Capital	Stockholders' Notes	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2012	1,000	$—	$242,597	$—	$(93,516)	$59,447	$208,528
Net (loss) income					(4,046)	4,406	360
Stock-based compensation			102				102
Acquisition and disposal of shares of non-controlling interests, net			369			(47)	322
Distributions to non-controlling interest—non-redeemable holders						(2,580)	(2,580)
Balance at March 31, 2013	1,000	$—	$243,068	$—	$(97,562)	$61,226	$206,732

Balance at December 31, 2013	1,000	$—	$243,312	$(485)	$(106,136)	$71,298	$207,989
Net (loss) income					(9,133)	5,211	(3,922)
Stock-based compensation			96				96
Acquisition and disposal of shares of non-controlling interests, net			(16,362)			(6,098)	(22,460)
Distributions to non-controlling interest—non-redeemable holders						(5,510)	(5,510)
Balance at March 31, 2014	1,000	$—	$227,046	$(485)	$(115,269)	$64,901	$176,193
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net (loss) income	$(520)	$4,258
Adjustments to reconcile net income to net cash from operating activities:
Loss from discontinued operations, net of income taxes	6,142	403
Depreciation and amortization	5,575	5,878
Amortization of debt issuance costs and discounts	1,004	963
Payment-in-kind interest expense	2,373	2,194
Stock-based compensation	96	102
Gain on disposal or impairment of long-lived assets, net	(261)	(492)
Deferred income taxes	1,374	1,095
Income from equity investments, net of distributions received	358	(69)
Provision for doubtful accounts	3,795	2,825
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(6,575)	(1,372)
Other operating assets and liabilities	4,849	1,081
Net cash provided by operating activities—continuing operations	18,210	16,866
Net cash provided by operating activities—discontinued operations	101	582
Net cash provided by operating activities	18,311	17,448

Cash flows from investing activities:
Purchases of property and equipment, net	(3,607)	(3,738)
Payments for acquisitions, net of cash acquired	(428)	196
Proceeds from divestitures	313	447
Net cash used in investing activities—continuing operations	(3,722)	(3,095)
Net cash used in investing activities—discontinued operations	(71)	(163)
Net cash used in investing activities	(3,793)	(3,258)

Cash flows from financing activities:
Borrowings on revolving credit facility	10,000	—
Principal payments on long-term debt	(2,341)	(11,544)
Borrowings of long-term debt	4,189	6,115
Payments of debt issuance costs	—	(427)
Change in restricted invested assets	(138)	792
Distributions to non-controlling interest holders	(9,335)	(6,582)
(Payments related to) proceeds from ownership transactions with consolidated affiliates	(23,562)	625
Other financing activities	(56)	(11)
Net cash used in financing activities—continuing operations	(21,243)	(11,032)
Net cash used in financing activities—discontinued operations	(40)	(196)
Net cash used in financing activities	(21,283)	(11,228)
Net (decrease) increase in cash and cash equivalents	(6,765)	2,962
Cash and cash equivalents at beginning of period	55,792	73,308
Cash and cash equivalents at end of period	$49,027	$76,270
See notes to unaudited consolidated financial statements.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

1. Organization
Symbion, Inc. (the “Company”), through its wholly-owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and in some cases healthcare systems. As of March 31, 2014, the Company owned and operated 50 surgical facilities, including 44 ambulatory surgery centers ("ASCs") and six surgical hospitals. The Company also managed seven ASCs and one physician clinic in a market in which the Company operates an ASC and a surgical hospital. The Company owns a majority ownership interest in 30 of the 50 surgical facilities and consolidates 46 surgical facilities for financial reporting purposes. The Company reported two operating surgical facilities as discontinued operations at March 31, 2014.
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
Non-Controlling Interests—Non-Redeemable
The consolidated financial statements of the Company include all assets, liabilities, revenues and expenses of surgical facilities in which the Company has sufficient ownership and rights to allow the Company to consolidate the surgical facilities. Similar to its investments in non-consolidated affiliates, the Company regularly engages in the purchase and sale of ownership interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions as they are undertaken among the Company, its consolidated subsidiaries and the non-controlling interest holders. The cash flow effect of these transactions is classified within financing activities in the consolidated statements of cash flows.
Non-Controlling Interests—Redeemable
Each of the partnerships and limited liability companies through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement.  In certain circumstances, the partnership and operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physicians’ ownership if certain adverse regulatory events occur, such as it becoming illegal for the physicians to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility.  The non-controlling interests—redeemable are reported outside of stockholders' equity in the consolidated balance sheets.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

A summary of activity related to the non-controlling interests—redeemable follows (in thousands):

Balance at December 31, 2012	$29,269
Net income attributable to non-controlling interests—redeemable	3,898
Acquisition and disposal of shares of non-controlling interests—redeemable	18
Distributions to non-controlling interest —redeemable holders	(4,002)
Balance at March 31, 2013	$29,183

Balance at December 31, 2013	$30,545
Net income attributable to non-controlling interests—redeemable	3,402
Acquisition and disposal of shares of non-controlling interests—redeemable	268
Distributions to non-controlling interest —redeemable holders	(3,825)
Balance at March 31, 2014	$30,390
Variable Interest Entities
The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of Accounting Standards Codification Topic 810, Consolidation. The variable interest entities of the Company include a surgical facility located in Florida and a surgical facility located in New York. Regarding the Florida facility, the Company has the power to direct the activities of the facility and has fully guaranteed the facility's debt obligations. The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected losses. With regard to the New York facility, the Company is the primary beneficiary due to the power to direct the activities of the facility and the level of variability within the management service agreement as well as the obligation and likelihood of absorbing the majority of expected gains and losses. The consolidated balance sheets of the Company at March 31, 2014 and December 31, 2013 included total assets of $11.3 million and $17.3 million, respectively, and total liabilities of $2.7 million and $3.0 million, respectively, related to the Company's variable interest entities. Effective March 31, 2014, the Company reclassified the New York facility to discontinued operations. As a component of the total assets and total liabilities of the Company's VIEs above, the discontinued operations line items on the consolidated balance sheets at March 31, 2014 and December 31, 2013 included assets of $9.0 million and $14.9 million, respectively, and liabilities of $817,000 and $936,000, respectively, related to the New York facility. See Note 4 on Discontinued Operations and Divestitures for further discussion on the anticipated sale of the New York facility.
Equity Method Investments
The Company has non-consolidating investments in surgical facilities and management companies that own or manage surgical facilities and hospitals. These investments are accounted for using the equity method of accounting. The total amount of these investments included in investments in and advances to affiliates on the consolidated balance sheets was $6.5 million and $6.8 million as of March 31, 2014 and December 31, 2013, respectively. The cash flow effect of transactions related to the purchase and sale of ownership interests with respect to the Company's non-consolidated affiliates is classified within investing activities in the statements of cash flows.
Use of Estimates
The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes. Examples include, but are not limited to, estimates of accounts receivable allowances, insurance liabilities and deferred tax assets or liabilities. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. All adjustments are of a normal, recurring nature. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to the comparative period's financial statements to conform to the three months ended March 31, 2014 presentation. The reclassifications primarily related to the presentation of discontinued operations and non-controlling interests and had no impact on the Company's consolidated financial position, results of operations or cash flows.
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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable, restricted invested assets and accounts payable approximate their fair values.
A summary of the carrying amounts and fair values of the Company's long-term debt follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013

Senior Secured Notes, net of debt issuance discount	$338,409	$338,142	$353,637	$357,585
PIK Exchangeable Notes	118,639	118,639	118,639	118,639
Toggle Notes	73,307	73,475	73,307	73,475
The fair values of the Senior Secured Notes and Toggle Notes were based on a Level 1 measurement using quoted prices at March 31, 2014 and December 31, 2013, as applicable. The fair value of the PIK Exchangeable Notes was based on a Level 3 measurement, using a Company-specific discounted cash flow analysis. The carrying amounts related to the Company's other long-term debt obligations approximate their fair values.
The Company maintains a supplemental executive retirement savings plan (the "SERP"). The SERP is a non-qualified deferred compensation plan for eligible executive officers and other key employees of the Company that allows participants to defer portions of their compensation. The assets of the SERP and related obligation are recorded on the consolidated balance sheets at fair value. The fair value was determined based on a quoted market price for the underlying investments held in the SERP, or a Level 1 measurement. As of March 31, 2014 and December 31, 2013, the fair value of the SERP assets were $1.9 million and $1.8 million, respectively, which were included in other long-term assets on the consolidated balance sheets. The Company had liabilities related to the SERP of $1.9 million and $1.8 million as of March 31, 2014 and December 31, 2013, respectively, which were included in other long-term liabilities on the consolidated balance sheets.
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
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended March 31,
	2014	2013

Patient service revenues	98.9%	99.0%
Other service revenues	1.1%	1.0%
Total revenues	100.0%	100.0%
Patient service revenues. Patient service revenues are revenues from healthcare procedures performed in surgical facilities that the Company consolidates for financial reporting purposes.  The fee charged varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, medical supplies, nursing staff and medications.  The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.  In a very limited number of surgical facilities, the Company charges for anesthesia services. Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts from third-party payors, including Medicare and Medicaid.
Other service revenues. Other service revenues consist of management and administrative service fees derived from the non-consolidated surgical facilities that the Company either accounts for using the equity method or does not own an interest. The fees derived from these management arrangements are based on a predetermined percentage of the revenues of each surgical facility and are recognized in the period in which services are rendered.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities included in continuing operations (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
	Amount	%	Amount	%

Private insurance	$76,927	58.0%	$76,151	58.9%
Government	47,386	35.8%	43,939	34.0%
Self-pay	3,115	2.4%	3,307	2.6%
Other	5,102	3.8%	5,791	4.5%
Total patient service revenues	$132,530	100.0%	$129,188	100.0%
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Accounts Receivable and Allowances for Contractual Adjustments and Doubtful Accounts
Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. As of March 31, 2014 and December 31, 2013, the Company had accruals for third-party Medicare and Medicaid settlements of $10.3 million and $10.0 million, respectively, in other current liabilities and $2.1 million and $1.9 million, respectively, in other long-term liabilities on the consolidated balance sheets.
The Company recognizes that final reimbursement of accounts receivable is subject to final approval by each third-party payor.  However, because the Company has contracts with its third-party payors and also verifies insurance coverage of the patient before medical services are rendered, the amounts that are pending approval from third-party payors are minimal.  The Company does not require collateral from self-pay patients. The Company's policy is to collect co-payments and deductibles prior to providing medical services. It is also the Company's policy to verify a patient’s insurance 72 hours prior to the patient’s procedure.  The patient services provided by the Company's surgical facilities are primarily non-emergency services which allows the surgical facilities to have the ability to control the procedures related to seeking and obtaining third-party reimbursements.
Each surgical facility is responsible for analyzing its own accounts receivable to ensure proper collection. On a consolidated basis, the Company's policy is to review accounts receivables aging, by surgical facility, to determine the appropriate allowance for doubtful accounts. Patient account balances are reviewed for delinquency based on contractual terms. This review is supported by an analysis of the actual revenues, contractual adjustments and cash collections received. An account balance is written off only after the Company has pursued collection with legal or collection agency assistance or otherwise deemed an account to be uncollectible.
A summary of the activity in the allowance for doubtful accounts receivable for the three months ended March 31, 2014 follows (in thousands):

Balance at December 31, 2013	$16,939
Provision for doubtful accounts	3,795
Accounts written off, net of recoveries	(4,427)
Balance at March 31, 2014	$16,307
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets follows (in thousands):

	March 31, 2014	December 31, 2013

Prepaid expenses	$5,285	$5,143
Other current assets	5,286	4,451
Total	$10,571	$9,594
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
A summary of property and equipment follows (in thousands):

	March 31, 2014	December 31, 2013

Land	$5,713	$5,713
Buildings and improvements	105,561	103,980
Furniture and equipment	14,371	13,522
Computer and software	14,626	12,715
Medical equipment	80,792	79,994
Construction in progress	3,571	3,000
Property and equipment, at cost	224,634	218,924
Less: Accumulated depreciation	(95,510)	(91,590)
Property and equipment, net	$129,124	$127,334
The Company leases certain facilities and equipment under capital leases. These assets are depreciated using the straight-line method over the lesser of the lease term or the remaining useful life of the leased asset. The carrying values of assets under capital leases were $4.6 million and $4.4 million as of March 31, 2014 and December 31, 2013, respectively, and are included in property and equipment, net, on the consolidated balance sheets.
Intangible Assets
The Company has indefinite-lived intangible assets related to the certificates of need held by its surgical facilities located in jurisdictions where certificates of need are required. The Company also has finite-lived intangible assets related to physician guarantee agreements, non-compete agreements and a management rights agreement. Physician income guarantees are amortized as recruitment expense into salaries and benefits costs on the consolidated statements of operations over the commitment period of the contract, generally three to four years. Non-compete agreements and the management rights agreement are amortized into depreciation and amortization expense in the consolidated statements of operations over the service lives of the agreements, ranging from three to five years for non-compete agreements and 15 years for the management rights agreement.
A summary of activity related to intangible assets for the three months ended March 31, 2014 follows (in thousands):

	Physician Income Guarantees	Management Rights	Non-Compete Agreements	Certificates of Need	Total Intangible Assets

Balance at December 31, 2013	$1,032	$1,930	$1,814	$13,790	$18,566
Recruitment expense	(134)	—	—	—	(134)
Amortization	—	(40)	(422)	—	(462)
Balance at March 31, 2014	$898	$1,890	$1,392	$13,790	$17,970

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include new business combinations and incremental ownership purchases ("buy-ups") in the Company's subsidiaries.
A summary of activity related to goodwill for the three months ended March 31, 2014 follows (in thousands):

Balance at December 31, 2013	$661,758
Acquisitions	108
Purchase price adjustments	(193)
Balance at March 31, 2014	$661,673
Impairment of Long-Lived Assets, Goodwill and Intangible Assets
The Company evaluates the carrying values of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist. The Company performs an impairment test by preparing an expected undiscounted cash flow projection. If the projection indicates that the recorded amount of a long-lived asset is not expected to be recovered, the carrying value is reduced to the new estimated fair value.  The cash flow projection applied represents management’s best estimate, using appropriate and customary assumptions and projections, at the date of evaluation.  During the three months ended March 31, 2014, the Company recorded an impairment charge of $6.6 million related to its consolidated surgical facility located in Lynbrook, New York. See Note 4 on Discontinued Operations and Divestitures for further discussion on the anticipated sale of this facility.
The Company tests its goodwill and intangible assets for impairment at least annually, or more frequently if certain impairment indicators arise.  The Company tests goodwill at the reporting unit level, which the Company has concluded to be the consolidated operating results of Symbion, Inc, as the Company has only one operating segment.  In performing the test, the Company compares the carrying value of the net assets of the Company as of December 31, or additionally if impairment indicators are present, to the net present value of the estimated discounted future cash flows of the reporting unit, or the Company.  The cash flow projection and discount rate applied represents management’s best estimate, using appropriate and customary assumptions and projections, at the date of evaluation.  The Company corroborates the results of the discounted cash flow analysis with a market-based approach. As the Company does not have publicly traded equity from which to derive a market value, an assessment of peer company data is performed whereby the Company selects comparable peers based on growth and leverage ratios, as well as healthcare industry specific characteristics.  Management estimates a reasonable market value of the Company based on earnings multiples and trading data of the Company's peers.
Restricted Invested Assets
As a requirement of the operating lease agreement related to the Company's surgical facility located in Chesterfield, Missouri, the Company is required to maintain a letter of credit that is secured by restricted invested assets in the form of certificates of deposit. As of March 31, 2014 and December 31, 2013, restricted invested assets were $315,000 and $177,000, respectively. There were no borrowings against the letter of credit at March 31, 2014 and December 31, 2013.
Other Long-Term Assets
A summary of other long-term assets follows (in thousands):

	March 31, 2014	December 31, 2013

Deferred loan costs	$6,167	$6,809
Medical malpractice insurance recoveries	2,193	2,193
Assets of the SERP	1,907	1,783
Other assets	3,161	3,172
Total other long-term assets	$13,428	$13,957
Deferred loan costs are amortized into interest expense over the maturity period of the related debt obligation. Other long-term assets, not individually disclosed, generally includes security deposits, notes receivable and other miscellaneous deferred costs.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

Other Current Liabilities
A summary of other current liabilities follows (in thousands):

	March 31, 2014	December 31, 2013

Interest payable	$11,602	$4,434
Current taxes payable	2,346	1,975
Insurance liabilities	3,870	3,726
Third-party settlements	10,307	10,015
Accounts receivable credit balances	3,147	3,443
Other accrued expenses	8,422	9,941
Total other current liabilities	$39,694	$33,534
Other Long-Term Liabilities
A summary of other long-term liabilities follows (in thousands):

	March 31, 2014	December 31, 2013

Facility lease obligations	$50,278	$48,044
Third-party settlements	2,090	1,910
Medical malpractice insurance liability	3,683	4,083
Deferred rent	3,318	3,324
Liability for the SERP	1,907	1,783
Other liabilities	2,017	2,260
Total other long-term liabilities	$63,293	$61,404
The Company has a facility lease obligation which was assumed in connection with the Company's acquisition of the surgical hospital located in Idaho Falls, Idaho. This obligation is payable to the lessor of this facility for the land, building and improvements. During the three months ended March 31, 2014, the Company recorded an additional facility lease obligation of $2.3 million for construction costs associated with a radiation oncology building at this facility that is expected to be completed in the second quarter of 2014. The current portion of the facility lease obligations was $360,000 and $308,000 at March 31, 2014 and December 31, 2013, respectively, and was included in other current liabilities on the consolidated balance sheets. The total of the facility lease obligations related to the surgical hospital and radiation oncology building in Idaho Falls, Idaho was $50.6 million and $48.4 million at March 31, 2014 and December 31, 2013, respectively.
Stockholders' Notes
In December 2013, certain employees of the Company exercised stock options and borrowed funds from Holdings to pay the exercise price and applicable taxes payable. Each loan is represented by a full recourse promissory note bearing interest and payable in three equal annual installments beginning December 10, 2014. Payment and performance under the notes is secured by the shares of Holdings common stock received upon exercise of the stock options. The total amount of stockholders' notes outstanding was $485,000 at both March 31, 2014 and December 31, 2013, and was included in stockholders' equity on the consolidated balance sheets.
Operating Leases
The Company leases office space and equipment for its surgical facilities, including surgical facilities under development.  The lease agreements generally require the lessee, or the Company, to pay all maintenance, property taxes, utilities and insurance costs.  The Company accounts for operating lease obligations and sublease income on a straight-line basis.  Contingent obligations of the Company, as defined by each lease agreement, are recognized when specific contractual measures have been met, typically the result of an increase in the Consumer Price Index.  Lease obligations paid in advance are recorded as prepaid rent and included in the prepaid expenses and other current assets on the consolidated balance sheets.  The difference between actual lease payments and straight-line lease expense over the initial lease term, excluding optional renewal periods, is recorded as deferred rent and included in other current liabilities and other long-term liabilities on the consolidated balance sheets.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

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
The Company’s policy is to recognize stock compensation expense using the straight-line method. The Company’s stock compensation expense estimate could vary in the future depending on many factors, including levels of options and awards granted in the future, forfeitures and when option or award holders exercise these awards and depending on whether performance targets are met and a liquidity event occurs.
Professional, General and Workers' Compensation Insurance
The Company maintains general liability and professional liability insurance in excess of self-insured retentions through third-party commercial insurance carriers in amounts that management believes is sufficient for the Company's operations, although, potentially some claims may exceed the scope of coverage in effect. General liability and professional insurance coverage is on a claims-made basis and workers' compensation insurance is on an occurrence basis.
The Company expenses costs under the self-insured retention exposure for general and professional liability and workers' compensation claims which relate to (i) deductibles on claims made during the policy period and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Based on historical results and data currently available, management does not believe a change in one or more of the underlying assumptions will have a material impact on the Company's consolidated financial position or results of operations. Expected insurance recoveries are presented on the consolidated balance sheets separately from the liabilities. At March 31, 2014 and December 31, 2013, $1.9 million and $1.9 million, respectively, were included in other current liabilities and $3.7 million and $4.1 million, respectively, were included in other long-term liabilities on the consolidated balance sheets.  Expected insurance recoveries of $1.1 million and $1.1 million, respectively, were included in prepaid expenses and other current assets and $2.2 million and $2.2 million, respectively, were included in other long-term assets on the consolidated balance sheets at March 31, 2014 and December 31, 2013.
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
Compliance with the meaningful use requirements has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing the Company's EHR solutions along with costs associated with the hardware and software components of the project. The Company currently estimates that total costs incurred to comply will be recovered through the total EHR incentive payments over the projected life cycle of this initiative. The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of the Company's cash receipts or recognition of the EHR incentives as other income. The Company initiated its meaningful use initiatives in 2012. During the three months ended March 31, 2014 and 2013, the Company spent $0.5 million and $1.5 million, respectively, related to hardware, software and implementation costs, of which $0.5 million and $1.2 million, respectively, was capitalized in these periods. The Company expects to receive incentive payments and recognize corresponding revenue upon the completion of the EHR meaningful use requirements.
Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return.  The partnerships and limited liability companies in which the Company has ownership each file separate income tax returns.  The Company's allocated share of income or loss based on its percentage ownership in each partnership and limited liability company is included in taxable income of the Company.  The remaining income or loss of each partnership and limited liability company is allocated to the other owners as taxable income.
The Company uses the asset and liability method to account for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If a net operating loss carryforward exists, the Company makes a determination as to whether that net operating loss carryforward will be utilized in the future.  A valuation allowance is established for certain net operating loss carryforwards when their recoverability is deemed to be uncertain.  The carrying value of the net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

estimates and assumptions.  If these estimates and related assumptions change in the future, the Company may be required to adjust its deferred tax valuation allowances.
During the three months ended March 31, 2014, the Company increased its reserve for uncertain tax positions by approximately $27,000, principally as a result of the accrual of tax and interest on existing uncertain tax positions. This increase affected the effective tax rate. The reserve for uncertain tax positions is included in long-term deferred tax liabilities on the consolidated balance sheets.  The total amount of accrued liabilities related to uncertain tax positions that would affect the Company's effective tax rate if recognized was $460,000 as of March 31, 2014 and $435,000 as of December 31, 2013.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-8”). Among other provisions and in addition to expanded disclosures, ASU 2014-8 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU 2014-8 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss, attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale. The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period.
From time-to-time, a company may identify one or more individual facilities that do not meet its on-going or future business strategy. In accordance with ASU 2014-8, in the event that an individually significant facility is identified for disposal but does not represent a strategic shift that has, or will have, a major effect on a company's operating and financial results, the results of an identified facility would continue to be reported as a component of the company's consolidated results. In this event and in accordance with ASU 2014-8, additional disclosures would be required.
The provisions of ASU 2014-8 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. The Company is currently assessing the impact of ASU 2014-8 on its operating and financial results and anticipates adopting the provisions of ASU 2014-8 as of December 31, 2014.
3. Acquisitions and Developments
Effective March 7, 2014, the Company acquired an incremental ownership interest of 13.6% in the surgical hospital located in Idaho Falls, Idaho for a purchase price of $24.4 million. As of March 31, 2014, the Company had a 61.7% ownership interest in this facility. This transaction was partially financed with $10.0 million of proceeds from the Company's revolving credit facility and the remainder was funded with cash from continuing operations.
Effective January 31, 2014, the surgical hospital located in Lubbock, Texas, in which the Company has a 58.3% ownership interest, acquired the ancillary services of a physician practice located in the same market. The purchase price paid for the acquisition of these services was $428,000. The Company funded this acquisition with cash from continuing operations. These services were merged into the operations of the surgical hospital.
4. Discontinued Operations and Divestitures
Effective March 31, 2014, the Company reclassified its surgical facility located in Lynbrook, New York to discontinued operations. The Company anticipates selling its ownership interest in this facility during 2014. The results of operations related to this facility have been included in discontinued operations for the three months ended March 31, 2014 and 2013. The Company recorded an impairment charge of $6.6 million on March 31, 2014 related to long-lived assets of this facility to write down the assets to the estimated fair value, less costs to sell. The fair value was estimated based on what a market participant is currently willing to pay and represents a Level 2 non-recurring fair value measurement. The impairment loss was included in loss from discontinued operations, net of income taxes, on the consolidated statement of income for the three months ended March 31, 2014. This facility is consolidated for financial reporting purposes.
Effective December 31, 2013, the Company reclassified its surgical facility located in Worcester, Massachusetts to discontinued operations. The Company entered into a purchase agreement effective January 2, 2014 related to the sale of this facility and expects to complete this transaction during 2014. The results of operations related to this facility have been included in discontinued operations for the three months ended March 31, 2014 and 2013. This facility is consolidated for financial reporting purposes.
A summary of certain operating results impacting the statements of operations related to discontinued operations follows (in thousands):

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$2,418	$5,519
Operating income	424	656
Loss on sale or disposal	—	1,054
Impairment on assets held for sale	6,577	—
(Benefit from) provision for income taxes	(11)	5
Loss from discontinued operations, net of income taxes	(6,142)	(403)
5. Long-Term Debt
A summary of long-term debt follows (in thousands):

	March 31, 2014	December 31, 2013

Credit Facility	$10,000	$—
Senior Secured Notes, net of debt issuance discount of $2,591 and $2,858 at March 31, 2014 and December 31, 2013, respectively	338,409	338,142
PIK Exchangeable Notes	118,639	118,639
Toggle Notes	73,307	73,475
Notes payable and secured loans	27,423	24,970
Capital lease obligations	4,846	4,753
Total debt	572,624	559,979
Less: Current maturities	(10,117)	(8,993)
Total long-term debt	$562,507	$550,986
Credit Facility
The Company's senior secured super-priority revolving credit facility (the "Credit Facility”) matures on December 15, 2015. During the three months ended March 31, 2014, the Company borrowed $10.0 million on the Credit Facility. As of March 31, 2014, the Company had letters of credit outstanding of $1.8 million and availability of $38.2 million under the Credit Facility.
Loans under the Credit Facility bear interest, at the Company's option, at the reserve adjusted LIBOR plus 4.50% or at the alternate base rate plus 3.50%. The Company is required to pay a commitment fee at a rate of 0.50% per annum on the undrawn portion of commitments under the Credit Facility. This fee is payable quarterly in arrears and on the date of termination or expiration of the commitments. The interest rate on the Credit Facility was 4.65% at March 31, 2014.
The Credit Facility contains financial covenants requiring the Company not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change in the Company's business, financial condition, operations or cash flows. At March 31, 2014, the Company was in compliance with all material covenants contained in the Credit Facility.
Senior Secured Notes
The Senior Secured Notes mature on June 15, 2016. The Senior Secured Notes were issued at a 1.51% discount and accrue interest at the rate of 8.00% per annum, payable on June 15 and December 15 of each year.
The Company may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. The Company may redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with proceeds of certain equity offerings at any time prior to June 15, 2014. At March 31, 2014, the Company had not redeemed any of its Senior Secured Notes.
At March 31, 2014, the Company was in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

PIK Exchangeable Notes
The PIK Exchangeable Notes mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on June 15 and December 15 of each year. The Company pays interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. On June 15 and December 15 of each year, the Company reclassifies accrued interest to long-term debt. As of March 31, 2014, the Company had accrued interest of $2.8 million on the PIK Exchangeable Notes, which was included in other current liabilities on the consolidated balance sheet.
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
At March 31, 2014, the Company was in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.
Toggle Notes
The Toggle Notes mature on August 23, 2015. The payment-in-kind interest option on the Toggle Notes expired in February 2012. Cash interest on the Toggle Notes accrues at the rate of 11.0% per annum. As of March 31, 2014, the Company had accrued interest of $851,000 on the Toggle Notes, which was included in other current liabilities on the consolidated balance sheet.
The indenture governing the Toggle Notes includes a mandatory redemption provision. Under this provision, if the Toggle Notes would otherwise constitute applicable high yield discount obligations, within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended, the Company is required to redeem, for cash, a portion of the Toggle Notes then outstanding, equal to the mandatory principal redemption amount. Under the mandatory redemption provisions of the Toggle Notes, the Company has repaid $21.4 million of the principal outstanding balance through March 31, 2014.
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit the Company's ability and the ability of the Company's subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At March 31, 2014, the Company was in compliance with all material covenants contained in the indenture governing the Toggle Notes.
Notes Payable to Banks
Certain of the Company's subsidiaries have third-party bank indebtedness secured by real estate and equipment assets at the surgical facilities to which the loans were made.  These bank indebtedness agreements contain customary covenants related to maintaining certain financial ratios and restricting activities, including the encumbrance of assets, other indebtedness, investing activities and payment of minority interest distributions.
6. Related Party Transactions
On August 23, 2007, the Company entered into a ten-year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and payable on August 23 of each year.  As of March 31, 2014, the Company had a prepaid asset of $395,000 related to this annual management fee, which was included in prepaid expenses and other current assets on the consolidated balance sheet.
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
As of March 31, 2014, the principal outstanding balance of the PIK Exchangeable Notes was $118.6 million and accrued interest related to the PIK Exchangeable Notes was $2.8 million. See Note 5 on Long-Term Debt for further discussion of the PIK Exchangeable Notes.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

7. Commitments and Contingencies
Lease Guarantees on Non-Consolidated Affiliates
As of March 31, 2014, the Company had outstanding lease guarantees of $827,000 related to operating lease payments of certain of its non-consolidated surgical facilities. These operating leases typically have ten-year terms, with optional renewal periods.
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
None.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

Condensed Consolidating Balance Sheet as of March 31, 2014
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Consolidated Total

ASSETS
Current assets:
Cash and cash equivalents	$3,086	$2,757	$43,184	$—	$49,027
Accounts receivable, net	—	188	80,221	—	80,409
Inventories	—	—	16,893	—	16,893
Prepaid expenses and other current assets	744	1,166	8,661	—	10,571
Due from related parties	3,486	22,515	—	(26,001)	—
Current assets of discontinued operations	—	—	2,306	—	2,306
Total current assets	7,316	26,626	151,265	(26,001)	159,206
Property and equipment, net	1,633	2,100	125,391	—	129,124
Intangible assets, net	1,890	—	16,080	—	17,970
Goodwill	661,673	—	—	—	661,673
Investments in and advances to affiliates	65,223	38,911	463	(98,123)	6,474
Restricted invested assets	—	—	315	—	315
Other long-term assets	8,817	—	4,611	—	13,428
Long-term assets of discontinued operations	—	—	9,864	—	9,864
Total assets	$746,552	$67,637	$307,989	$(124,124)	$998,054

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$438	$—	$21,302	$—	$21,740
Accrued payroll and benefits	1,219	33	10,981	—	12,233
Due to related parties	—	—	26,001	(26,001)	—
Other current liabilities	15,406	3	24,285	—	39,694
Current maturities of long-term debt	363	863	8,891	—	10,117
Current liabilities of discontinued operations	—	—	1,151	—	1,151
Total current liabilities	17,426	899	92,611	(26,001)	84,935
Long-term debt, less current maturities	539,992	1,515	21,000	—	562,507
Long-term deferred tax liabilities	75,618	—	—	—	75,618
Other long-term liabilities	2,224	—	61,069	—	63,293
Long-term liabilities of discontinued operations	—	—	5,118	—	5,118
Non-controlling interests—redeemable	—	—	30,390	—	30,390
Total Symbion, Inc. stockholders' equity	111,292	65,223	32,900	(98,123)	111,292
Non-controlling interests—non-redeemable	—	—	64,901	—	64,901
Total equity	111,292	65,223	97,801	(98,123)	176,193
Total liabilities and stockholders' equity	$746,552	$67,637	$307,989	$(124,124)	$998,054

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Consolidated Total

ASSETS
Current assets:
Cash and cash equivalents	$6,415	$4,788	$44,589	$—	$55,792
Accounts receivable, net	—	—	77,630	—	77,630
Inventories	—	—	17,080	—	17,080
Prepaid expenses and other current assets	1,476	1,301	6,817	—	9,594
Due from related parties	3,050	23,579	—	(26,629)	—
Current assets of discontinued operations	—	—	2,580	—	2,580
Total current assets	10,941	29,668	148,696	(26,629)	162,676
Property and equipment, net	1,422	2,100	123,812	—	127,334
Intangible assets, net	1,929	—	16,637	—	18,566
Goodwill	661,758	—	—	—	661,758
Investments in and advances to affiliates	69,558	40,384	563	(103,732)	6,773
Restricted invested assets	—	—	177	—	177
Other long-term assets	9,419	—	4,538	—	13,957
Long-term assets of discontinued operations	—	—	15,498	—	15,498
Total assets	$755,027	$72,152	$309,921	$(130,361)	$1,006,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$269	$—	$18,863	$—	$19,132
Accrued payroll and benefits	1,151	—	10,951	—	12,102
Due to related parties	—	—	26,629	(26,629)	—
Other current liabilities	8,348	3	25,183	—	33,534
Current maturities of long-term debt	344	859	7,790	—	8,993
Current liabilities of discontinued operations	—	—	1,180	—	1,180
Total current liabilities	10,112	862	90,596	(26,629)	74,941
Long-term debt, less current maturities	529,912	1,732	19,342	—	550,986
Long-term deferred tax liabilities	76,020	—	—	—	76,020
Other long-term liabilities	2,292	—	59,112	—	61,404
Long-term liabilities of discontinued operations	—	—	4,854	—	4,854
Non-controlling interests—redeemable	—	—	30,545	—	30,545
Total Symbion, Inc. stockholders' equity	136,691	69,558	34,174	(103,732)	136,691
Non-controlling interests—non-redeemable	—	—	71,298	—	71,298
Total equity	136,691	69,558	105,472	(103,732)	207,989
Total liabilities and stockholders' equity	$755,027	$72,152	$309,921	$(130,361)	$1,006,739

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2014
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Consolidated Total

Revenues	$5,021	$212	$132,651		$(3,918)	$133,966
Operating expenses:
Salaries and benefits	—	—	38,020		—	38,020
Supplies	—	—	33,918		—	33,918
Professional and medical fees	—	156	10,510		—	10,666
Lease expense	—	—	6,759		—	6,759
Other operating expenses	—	—	9,152		—	9,152
Cost of revenues	—	156	98,359		—	98,515
General and administrative expenses	5,645	—	—		—	5,645
Depreciation and amortization	203	—	5,372		—	5,575
Provision for doubtful accounts	—	—	3,795		—	3,795
Income from equity investments	—	(592)	(6)		—	(598)
Gain on disposal or impairment of long-lived assets, net	—	(64)	(197)		—	(261)
Management fees	—	—	3,918		(3,918)	—
Equity in earnings of affiliates	(5,618)	(4,624)	—		10,242	—
Proceeds from insurance settlements, net	—	—	(50)	—	—	(50)
Litigation settlements, net	—	—	3		—	3
Total operating expenses	230	(5,124)	111,194		6,324	112,624
Operating income	4,791	5,336	21,457		(10,242)	21,342
Interest (expense) income, net	(12,603)	226	(1,988)		—	(14,365)
(Loss) income before income taxes and discontinued operations	(7,812)	5,562	19,469		(10,242)	6,977
Provision for (benefit from) income taxes	1,439	—	(84)		—	1,355
(Loss) income from continuing operations	(9,251)	5,562	19,553		(10,242)	5,622
Income (loss) from discontinued operations, net of income taxes	118	56	(6,316)		—	(6,142)
Net (loss) income	(9,133)	5,618	13,237		(10,242)	(520)
Less: Net income attributable to non-controlling interests	—	—	(8,613)		—	(8,613)
Net (loss) income attributable to Symbion, Inc.	$(9,133)	$5,618	$4,624		$(10,242)	$(9,133)

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2013
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors		Eliminations	Consolidated Total

Revenues	$4,933	*	$—		$129,404	*	$(3,954)	$130,383
Operating expenses:
Salaries and benefits	—		—		36,606		—	36,606
Supplies	—		—		34,404		—	34,404
Professional and medical fees	—		—		10,341		—	10,341
Lease expense	—		—		6,735		—	6,735
Other operating expenses	—		—		8,728		—	8,728
Cost of revenues	—		—		96,814		—	96,814
General and administrative expenses	5,840		—		—		—	5,840
Depreciation and amortization	115		—		5,763		—	5,878
Provision for doubtful accounts	—		—		2,825		—	2,825
Income from equity investments	—		(857)		(24)		—	(881)
Gain on disposal or impairment of long-lived assets, net	—		(436)		(56)		—	(492)
Management fees	—		—		3,954		(3,954)	—
Equity in earnings of affiliates	(10,535)	*	(8,563)	*	—		19,098	—
Litigation settlements, net	—		—		(163)		—	(163)
Total operating expenses	(4,580)		(9,856)		109,113		15,144	109,821
Operating income	9,513		9,856		20,291		(19,098)	20,562
Interest (expense) income, net	(12,953)		575		(2,375)		—	(14,753)
(Loss) income before income taxes and discontinued operations	(3,440)		10,431		17,916		(19,098)	5,809
Provision for income taxes	829		—		319		—	1,148
(Loss) income from continuing operations	(4,269)		10,431		17,597		(19,098)	4,661
Income (loss) from discontinued operations, net of income taxes	223	*	104		(730)	*	—	(403)
Net (loss) income	(4,046)	*	10,535	*	16,867	*	(19,098)	4,258
Less: Net income attributable to non-controlling interests	—		—		(8,304)		—	(8,304)
Net (loss) income attributable to Symbion, Inc.	$(4,046)		$10,535		$8,563		$(19,098)	$(4,046)

*
Revenues of $4,177 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the three months ended March 31, 2013. This adjustment impacted equity in earnings of affiliates and net (loss) income on the condensed consolidating statement of operations and is deemed by the Company to be an immaterial correction of an error.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2014
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Consolidated Total

Net (loss) income	$(9,133)	$5,618	$13,237	$(10,242)	$(520)

Comprehensive (loss) income	$(9,133)	$5,618	$13,237	$(10,242)	$(520)
Less: Comprehensive income attributable to non-controlling interests	—	—	(8,613)	—	(8,613)
Comprehensive (loss) income attributable to Symbion, Inc.	$(9,133)	$5,618	$4,624	$(10,242)	$(9,133)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2013
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors		Eliminations	Consolidated Total

Net (loss) income	$(4,046)	*	$10,535	*	$16,867	*	$(19,098)	$4,258

Comprehensive (loss) income	$(4,046)		$10,535		$16,867		$(19,098)	$4,258
Less: Comprehensive income attributable to non-controlling interests	—		—		(8,304)		—	(8,304)
Comprehensive (loss) income attributable to Symbion, Inc.	$(4,046)		$10,535		$8,563		$(19,098)	$(4,046)

*
Revenues of $4,177 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the three months ended March 31, 2013 on the condensed consolidating statement of operations. This adjustment impacted net (loss) income on the condensed consolidating statement of comprehensive income and is deemed by the Company to be an immaterial correction of an error.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2014
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Consolidated Total

Cash flows from operating activities:
Net (loss) income	$(9,133)	$5,618	$13,237	$(10,242)	$(520)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss from discontinued operations, net of income taxes	(118)	(56)	6,316	—	6,142
Depreciation and amortization	203	—	5,372	—	5,575
Amortization of debt issuance costs and discounts	984	—	20	—	1,004
Payment-in-kind interest expense	2,373	—	—	—	2,373
Stock-based compensation	96	—	—	—	96
Gain on disposal or impairment of long-lived assets, net	—	(64)	(197)	—	(261)
Deferred income taxes	1,374	—	—	—	1,374
Equity in earnings of affiliates	(5,618)	(4,624)	—	10,242	—
Income from equity investments, net of distributions received	—	458	(100)	—	358
Provision for doubtful accounts	—	—	3,795	—	3,795
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	—	—	(6,575)	—	(6,575)
Other operating assets and liabilities	(2,735)	20,314	(12,730)	—	4,849
Net cash (used in) provided by operating activities—continuing operations	(12,574)	21,646	9,138	—	18,210
Net cash provided by operating activities—discontinued operations	—	—	101	—	101
Net cash (used in) provided by operating activities	(12,574)	21,646	9,239	—	18,311
Cash flows from investing activities:
Purchases of property and equipment, net	(374)	—	(3,233)	—	(3,607)
Payments for acquisitions net of cash acquired	—	(428)	—	—	(428)
Proceeds from divestitures	—	313	—	—	313
Net cash (used in) provided by investing activities—continuing operations	(374)	(115)	(3,233)	—	(3,722)
Net cash used in investing activities—discontinued operations	—	—	(71)	—	(71)
Net cash used in investing activities	(374)	(115)	(3,304)	—	(3,793)
Cash flows from financing activities:
Borrowings on revolving credit facility	10,000	—	—	—	10,000
Principal payments on long-term debt	(381)	—	(1,960)	—	(2,341)
Borrowings of long-term debt	—	—	4,189	—	4,189
Payments of debt issuance costs	—	—	—	—	—
Change in restricted invested assets	—	—	(138)	—	(138)
Distributions to non-controlling interest holders	—	—	(9,335)	—	(9,335)
Proceeds from ownership transactions with consolidated affiliates	—	(23,562)	—	—	(23,562)
Other financing activities	—	—	(56)	—	(56)
Net cash provided by (used in) financing activities—continuing operations	9,619	(23,562)	(7,300)	—	(21,243)
Net cash used in financing activities—discontinued operations	—	—	(40)	—	(40)
Net cash provided by (used in) financing activities	9,619	(23,562)	(7,340)	—	(21,283)
Net decrease in cash and cash equivalents	(3,329)	(2,031)	(1,405)	—	(6,765)
Cash and cash equivalents at beginning of period	6,415	4,788	44,589	—	55,792
Cash and cash equivalents at end of period	$3,086	$2,757	$43,184	$—	$49,027

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2013
(In thousands)

	Parent Issuer		Guarantor Subsidiaries		Combined Non-Guarantors		Eliminations	Consolidated Total

Cash flows from operating activities:
Net (loss) income	$(4,046)	*	$10,535	*	$16,867	*	$(19,098)	$4,258
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss (income) from discontinued operations, net of income taxes	(223)		(104)		730		—	403
Depreciation and amortization	115		—		5,763		—	5,878
Amortization of debt issuance costs and discounts	963		—		—		—	963
Payment-in-kind interest expense	2,194		—		—		—	2,194
Stock-based compensation	102		—		—		—	102
Gain on disposal or impairment of long-lived assets, net	—		(436)		(56)		—	(492)
Deferred income taxes	1,095		—		—		—	1,095
Equity in earnings of affiliates	(10,535)	*	(8,563)	*	—		19,098	—
Income from equity investments, net of distributions received	—		73		(142)		—	(69)
Provision for doubtful accounts	—		—		2,825		—	2,825
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	—		—		(1,372)		—	(1,372)
Other operating assets and liabilities	9,286		1,081		(9,286)		—	1,081
Net cash (used in) provided by operating activities - continuing operations	(1,049)		2,586		15,329		—	16,866
Net cash provided by operating activities - discontinued operations	—		—		582		—	582
Net cash (used in) provided by operating activities	(1,049)		2,586		15,911		—	17,448
Cash flows from investing activities:
Purchases of property and equipment, net	(893)		—		(2,845)		—	(3,738)
Payments for acquisitions, net of cash acquired	—		—		196		—	196
Proceeds from divestitures	—		447		—		—	447
Net cash (used in) provided by investing activities - continuing operations	(893)		447		(2,649)		—	(3,095)
Net cash used in investing activities - discontinued operations	—		—		(163)		—	(163)
Net cash (used in) provided by investing activities	(893)		447		(2,812)		—	(3,258)
Cash flows from financing activities:
Principal payments on long-term debt	(90)		—		(11,454)		—	(11,544)
Borrowings of long-term debt	—		—		6,115		—	6,115
Payment of debt issuance costs	—		—		(427)		—	(427)
Change in restricted invested assets	—		—		792		—	792
Distributions to non-controlling interest holders	—		—		(6,582)		—	(6,582)
Payments related to ownership transactions with consolidated affiliates	—		625		—		—	625
Other financing activities	—		—		(11)		—	(11)
Net cash (used in) provided by financing activities - continuing operations	(90)		625		(11,567)		—	(11,032)
Net cash used in financing activities - discontinued operations	—		—		(196)		—	(196)
Net cash (used in) provided by financing activities	(90)		625		(11,763)		—	(11,228)
Net (decrease) increase in cash and cash equivalents	(2,032)		3,658		1,336		—	2,962
Cash and cash equivalents at beginning of period	8,504		26,174		38,630		—	73,308
Cash and cash equivalents at end of period	$6,472		$29,832		$39,966		$—	$76,270

*
Revenues of $4,177 previously reported in the Parent Issuer column have been included in the Combined Non-Guarantor column for the three months ended March 31, 2013 on the condensed consolidating statement of operations. This adjustment impacted net (loss) income, equity in earnings of affiliates and changes in other operating assets and liabilities on the condensed consolidating statement of cash flows and is deemed by the Company to be an immaterial correction of an error.

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
As of May 8, 2014, we owned and operated 50 surgical facilities, including 44 ASCs and six surgical hospitals.  We also managed seven additional ASCs.  We owned a majority interest in 30 of the 50 surgical facilities and consolidated 46 facilities for financial reporting purposes.  In addition to our surgical facilities, we also manage one physician clinic in a market in which we operate an ASC and a surgical hospital. We report two operating surgical facilities as discontinued operations.
When attractive opportunities arise, we may develop, acquire or operate surgical facilities through strategic relationships with healthcare systems and other healthcare providers.  We believe that forming a relationship with a healthcare system can enhance our ability to attract physicians and access managed care contracts for our surgical facilities in that market.  As of May 8, 2014, we have relationships with ten healthcare systems relating to 14 ASCs. These healthcare systems include:

•	Adventist Health System, with which we own and operate a surgical facility in Orange City, Florida;

•	Baptist Memorial Health Services, Inc., for which we manage six surgical facilities in Memphis, Tennessee and surrounding areas;

•	Berger Health Foundation, with which we own and operate a surgical facility in Circleville, Ohio;

•	Community Health Systems, with which we have partnered to acquire and develop surgical facilities;

•	Crozer-Keystone Health Systems, for which we manage and operate a surgical facility in Havertown, Pennsylvania;

•	Lee Health Ventures, with which we own and operate a surgical facility in Ft. Myers, Florida;

•	Munroe Regional Health Systems, with which we own and operate a surgical facility in Ocala, Florida;

•	Trinity Health System, with which we own and operate a surgical facility in Steubenville, Ohio;

•	Vanderbilt Health Services, Inc., with which we own and operate a surgical facility in Franklin, Tennessee; and

•	Wellmont Health Systems, with which we own and operate a surgical facility in Bristol, Tennessee.
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
We continue to focus on improving the performance of our same store facilities, selectively acquiring established facilities, developing new facilities and adding new services. During the three months ended March 31, 2014, we acquired an incremental ownership interest of 13.6% in our surgical hospital located in Idaho Falls, Idaho for a purchase price of $24.4 million. In addition, the surgical hospital located in Lubbock, Texas, in which we have a 58,3% ownership interest, acquired the ancillary services of a physician practice located in the same market. The purchase price paid for the acquisition of these services was $428,000.
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

The following table summarizes our revenues by service type as a percentage of total revenues:

	Three Months Ended March 31,
	2014	2013

Patient service revenues	98.9%	99.0%
Other service revenues	1.1%	1.0%
Total revenues	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Three Months Ended March 31,
	2014	2013

Private insurance	58.0%	58.9%
Government	35.8%	34.0%
Self-pay	2.4%	2.6%
Other	3.8%	4.5%
Total patient service revenues	100.0%	100.0%
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
The following table sets forth by specialty the percentage of our patient service revenues generated in the periods indicated:

	Three Months Ended March 31,
	2014	2013

Cardiology	1.9%	2.3%
Ear, nose and throat	4.8%	5.9%
Gastrointestinal	30.5%	28.0%
General surgery	4.2%	4.0%
Obstetrics/gynecology	3.5%	3.6%
Ophthalmology	16.1%	17.1%
Orthopedic	15.5%	15.9%
Pain management	12.4%	12.0%
Plastic surgery	2.0%	2.6%
Other	9.1%	8.6%
Total patient service revenues	100.0%	100.0%

Case Growth
Same Store Information
For the three months ended March 31, 2014, we define same store facilities as those facilities that we have owned and operated since January 1, 2013. The following table includes same store information about both consolidated surgical facilities included in continuing operations whose revenues are included in our revenues and non-consolidated surgical facilities that are not reported in our revenues, as we account for these surgical facilities using the equity method.  This same store facilities table is presented to allow comparability to other companies in our industry.

	Three Months Ended March 31,
	2014	2013

Cases	51,970	51,906
Case growth	0.1%
Net patient service revenue per case	$2,713	$2,602
Net patient service revenue per case growth	4.3%
Number of same store surgical facilities	46
Consolidated Information
The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes. Accordingly, the table includes surgical facilities that we have acquired or developed since January 1, 2013:

	Three Months Ended March 31,
	2014	2013

Cases	48,962	49,767
Case growth	(1.6)%
Net patient service revenue per case	$2,707	$2,596
Net patient service revenue per case growth	4.3%
Number of consolidated surgical facilities included in continuing operations	44	44
Sources of Revenue and Recent Regulatory Developments
We are dependent upon private and government third-party sources of payment for the healthcare patient services we provide. The amounts that our surgical facilities receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid, other federal and state regulations, cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. The disclosures in this section are meant to supplement, and should be read in connection with, the disclosures set forth under the headings "Sources of Revenue" and "Governmental Regulation" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Medicare Reimbursement
Medicare payment methodologies have been, and are expected to continue to be, reduced or revised significantly based on cost containment and policy considerations. The Centers for Medicare and Medicaid Services (“CMS”) has already begun to implement some of the Medicare reimbursement reductions required by the Patient Protection and Affordable Care Act (the “Affordable Care Act”) and the Health Care and Education Reconciliation Act of 2010 (together with the Affordable Care Act, the “Healthcare Reform Acts”). These reductions will likely be more prevalent and significant as more of the cost savings and other measures of the Affordable Care Act become effective.
In addition to the Healthcare Reform Acts, other legislation has required further reductions in Medicare payments. For example, the Budget Control Act of 2011 (the “BCA”), which was enacted on August 2, 2011, increased the nation’s debt ceiling while taking steps to reduce the federal deficit. The BCA requires $1.2 trillion in automatic across-the-board spending reductions for federal fiscal year ("FFY") 2013 through FFY 2021, split evenly between domestic and defense spending. While certain programs (including the Medicaid program) are protected from these automatic spending reductions, payments to Medicare providers may be subject to reductions of up to 2.0%. The BCA's automatic spending reductions were originally set to begin on January 2, 2013. However, the enactment of the American Taxpayer Relief Act of 2012 ("ATRA") postponed the implementation of the automatic spending reductions required by the BCA until March 1, 2013. On March 1, 2013, President Barack Obama signed an order implementing the automatic spending reductions required by the BCA. On December 26,

2013, the Pathway for SGR Reform Act of 2013 (the “Pathway Act”) was enacted. Among other things, the Pathway Act extended the automatic across-the-board spending reductions required by the BCA through FFY 2023. On February 11, 2014, Congress, as a part of a bill to restore certain military retiree pension benefits, approved a one-year extension of the automatic across-the-board spending reductions required by the BCA through 2024. On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014 (the “PAM Act”) into law, which, among other things, realigns the automatic spending reductions in FFY 2024 such that there will be a 4.0% sequester for the first six months of FFY 2024 and a 0.0% sequester for the second six months of FFY 2024.
On March 4, 2014, the Office of Management & Budget released President Obama’s proposed budget for FFY 2015. Among other things, the Proposed Budget would reduce Medicare spending by $400 billion from FFY 2015 to FFY 2024. The Proposed Budget would achieve these reductions by, among other things, reducing payments to Medicare providers, reducing payments for prescription drugs covered under Medicare Part B and Part D, and increasing financial liabilities for certain Medicare beneficiaries.
We cannot predict whether President Obama's proposed budget will be implemented in its entirety, or if Congress will pass a different budget bill or take other legislative action that alters the across-the-board-spending reductions that have been implemented, reduces Medicare spending by a different or additional amount, or that imposes additional restrictions on Medicare programs, which could further reduce the revenue we receive from governmental payment programs.
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
On April 30, 2014, CMS issued the IPPS proposed rule for FFY 2015, which begins on October 1, 2014. Under the proposed rule, rates for inpatient stays in hospitals paid under the IPPS that successfully report certain quality data under the Hospital Inpatient Quality Reporting (“IQR”) Program would be increased by 1.3%. The rate increase is based on a proposed hospital market basket increase of 2.7%, which is reduced by (i) a multi-factor productivity adjustment of 0.4%, (ii) a 0.2% reduction required by the Healthcare Reform Acts, and (iii) a 0.8% documentation and coding recoupment adjustment required by the ATRA. Those hospitals that do not successfully report quality data under the IQR Program will be subject to a one-fourth reduction of the market basket increase prior to the application of the statutory adjustments. Previously, those hospitals received a 2.0% reduction in the “percentage increase” in IPPS payment rates. The update for hospitals that are not meaningful EHR users will be reduced by one-quarter of the market basket update, as well. In addition to the proposed payment rate increase for inpatient hospital stays, the IPPS proposed rule also, among other things, solicited comments on alternative payment approaches for short hospital stays. CMS projects that total Medicare spending on inpatient services will decrease by approximately $241 million in FFY 2015.
Privacy and Security Requirements
On January 16, 2009, CMS published its 10th Edition of International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) and related changes to the formats used for certain electronic transactions. ICD-10 contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system, and as a result, the coding for the services provided in our surgical facilities and hospitals will require much greater specificity. ICD-10 will require a significant investment in technology and training. As a result, we may experience delays in reimbursement while our surgical facilities and the payors from which we seek reimbursement make the transition to ICD-10. While providers were originally required to complete the implementation of ICD-10 by October 1, 2014, Congress extended this deadline to October 1, 2015 with the passage of the PAM Act. If any of our surgical facilities fail to implement the new ICD-10 diagnosis coding system by the deadline, the affected surgical facility will not be paid for services. We are not able to predict the overall financial impact of our transition to ICD-10.
Adoption of Electronic Health Records
The HITECH Act  includes provisions designed to increase the use of Electronic Health Records (“EHR”) by both physicians and hospitals. Beginning with FFY 2011 and extending through FFY 2016, eligible hospitals may receive incentive payments based upon successfully demonstrating meaningful use of its certified EHR technology. Beginning in FFY 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology will be subject to reduced payments from Medicare. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages. Stage 1 has been in effect since 2011 and on August 23, 2012, HHS released final requirements for Stage 2, which will take effect starting in FFY 2014 for hospitals. We strive to comply with the EHR meaningful use requirements of the HITECH Act so as to qualify for incentive payments. Continued implementation of EHR and compliance with the HITECH Act will result in significant costs.  During the three months ended March 31, 2014 and 2013, we spent $0.5 million and $1.5 million, respectively, related to hardware, software and implementation costs, of which $0.5 million and $1.2 million was capitalized. We expect to receive incentive payments and recognize corresponding revenue upon the completion of the EHR meaningful use requirements.

Healthcare Reform
The Healthcare Reform Acts have been subject to a number of challenges to its constitutionality. However, on June 28, 2012, the United States Supreme Court upheld most of the Affordable Care Act, including the “individual mandate” provision, which generally requires all individuals to purchase healthcare insurance or pay a penalty. The only provision of the Affordable Care Act that the Supreme Court struck down as unconstitutional was the provision that would have allowed the federal government to revoke all federal Medicaid funding to any state that did not expand its Medicaid program. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs, which would result in the Affordable Care Act not providing coverage to some low-income persons in those states. In addition, several bills have been and will likely continue to be introduced in Congress to defund, repeal or amend all or significant provisions of the Affordable Care Act, and a number of provisions of the Affordable Care Act that were supposed to become effective in 2014, such as the provision that requires employers with 50 or more full-time employees or full-time employee equivalents to provide affordable health insurance to those employees, have been delayed until 2015 or 2016. As a result, it is difficult to predict the impact the Healthcare Reform Acts will have on our business given the delay in implementing regulations and key provisions of the Healthcare Reform Acts and the possible ongoing amendment or repeal of elements of the Healthcare Reform Acts. However, depending on how the Healthcare Reform Acts are ultimately interpreted, amended and implemented, they could have an adverse effect on our business, financial condition and results of operations.
Operating Income Margin
Our operating income margin for the three months ended March 31, 2014 increased to 15.9% from 15.8% for the three months ended March 31, 2013.
Acquisitions and Developments
Effective March 7, 2014, we acquired an incremental ownership interest of 13.6% in the surgical hospital located in Idaho Falls, Idaho for a purchase price of $24.4 million. As of March 31, 2014, we had a 61.7% ownership interest in this facility. This transaction was partially financed with $10.0 million of proceeds from the Credit Facility and the remainder was funded with cash from continuing operations.
Effective January 31, 2014, the surgical hospital located in Lubbock, Texas, in which we have a 58.3% ownership interest, acquired the ancillary services of a physician practice located in the same market. The purchase price paid for the acquisition of these services was $428,000. We funded this acquisition with cash from continuing operations. These services were merged into the operations of the surgical hospital.
Discontinued Operations and Divestitures
Effective March 31, 2014, we reclassified our surgical facility located in Lynbrook, New York to discontinued operations. We anticipate selling our ownership interest in this facility during 2014. The results of operations related to this facility have been included in discontinued operations for the three months ended March 31, 2014 and 2013. We recorded an impairment charge of $6.6 million on March 31, 2014 related to long-lived assets of this facility to write down the assets to the estimated fair value, less costs to sell. The impairment loss was included in loss from discontinued operations, net of income taxes, on the consolidated statement of income for the three months ended March 31, 2014.
Effective December 31, 2013, we reclassified our surgical facility located in Worcester, Massachusetts to discontinued operations. We entered into a purchase agreement effective January 2, 2014 related to the sale of this facility and expect to complete this transaction during 2014. The results of operations related to this facility have been included in discontinued operations for the three months ended March 31, 2014 and 2013.
A summary of certain operating results impacting the statements of operations related to discontinued operations follows (in thousands):

	Three Months Ended March 31,
	2014	2013

Revenues	$2,418	$5,519
Operating income	424	656
Loss on sale or disposal	—	1,054
Impairment on assets held for sale	6,577	—
(Benefit from) provision for income taxes	(11)	5
Loss from discontinued operations, net of income taxes	(6,142)	(403)

Results of Operations
The following table summarizes certain results from the statements of operations for the three months ended March 31, 2014 and 2013. The table also shows the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$133,966	100.0%	$130,383	100.0%
Operating expenses:
Cost of revenues	98,515	73.5%	96,814	74.3%
General and administrative expenses	5,645	4.2%	5,840	4.4%
Depreciation and amortization	5,575	4.2%	5,878	4.5%
Provision for doubtful accounts	3,795	2.8%	2,825	2.2%
Income from equity investments	(598)	(0.4)%	(881)	(0.7)%
Gain on disposal or impairment of long-lived assets, net	(261)	(0.2)%	(492)	(0.4)%
Proceeds from insurance settlements, net	(50)	—%	—	—%
Litigation settlements, net	3	—%	(163)	(0.1)%
Total operating expenses	112,624	84.1%	109,821	84.2%
Operating income	21,342	15.9%	20,562	15.8%
Interest expense, net	(14,365)	(10.7)%	(14,753)	(11.3)%
Income before income taxes and discontinued operations	6,977	5.2%	5,809	4.5%
Provision for income taxes	1,355	1.0%	1,148	0.9%
Income from continuing operations	5,622	4.2%	4,661	3.6%
Loss from discontinued operations, net of income taxes	(6,142)	(4.6)%	(403)	(0.3)%
Net (loss) income	(520)	(0.4)%	4,258	3.3%
Less: Net income attributable to non-controlling interests	(8,613)	(6.4)%	(8,304)	(6.4)%
Net loss attributable to Symbion, Inc.	$(9,133)	(6.8)%	$(4,046)	(3.1)%
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Overview. During the three months ended March 31, 2014, our revenues increased 2.7% to $134.0 million from $130.4 million for the three months ended March 31, 2013. We incurred a net loss attributable to Symbion, Inc. for the 2014 period of $9.1 million, compared to $4.0 million for the 2013 period.
Our financial results for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 reflect the addition of surgical facilities and ancillary services that we have acquired since April 1, 2013. In July 2013, we acquired a minority ownership interest in a surgical facility located in Jackson, Tennessee which we previously managed and now account for under the equity method. In December 2013, we acquired a surgical facility located in Providence, Rhode Island which we consolidate for financial reporting purposes. We also acquired ancillary services at our surgical hospitals located in Great Falls, Montana and Lubbock, Texas in December 2013 and January 2014, respectively. Our financial results in the 2014 period when compared to the 2013 period also reflect the impact of the June 2013 transaction associated with our surgical hospital located in Austin, Texas, which included an asset sale and a decrease in our ownership interest to 25.0% in this facility.
Revenues. Revenues for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	Dollar Variance	Percent Variance

Patient service revenues	$132,530	$129,188	$3,342	2.6%
Other service revenues	1,436	1,195	241	20.2%
Total revenues	$133,966	$130,383	$3,583	2.7%

Patient service revenues increased 2.6% to $132.5 million for the three months ended March 31, 2014 compared to $129.2 million for the three months ended March 31, 2013. This increase is primarily attributable to the consolidating surgical facility and ancillary services we acquired since April 1, 2013.
Cost of Revenues. Cost of revenues increased to $98.5 million for the three months ended March 31, 2014 compared to $96.8 million for the three months ended March 31, 2013 primarily attributable to the consolidating surgical facility and ancillary services we acquired since April 1, 2013. As a percentage of revenues, cost of revenues were 73.5% for the 2014 period and 74.3% for the 2013 period.
General and Administrative Expenses. General and administrative expenses decreased to $5.6 million for the three months ended March 31, 2014 compared to $5.8 million for the three months ended March 31, 2013. As a percentage of revenues, general and administrative expenses were 4.2% for the 2014 period compared to 4.4% for the 2013 period.
Depreciation and Amortization. Depreciation and amortization expenses decreased to $5.6 million for the three months ended March 31, 2014 compared to $5.9 million for the three months ended March 31, 2013. As a percentage of revenues, depreciation and amortization expenses were 4.2% for the 2014 period and 4.5% for the 2013 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $3.8 million for the three months ended March 31, 2014 compared to $2.8 million for the three months ended March 31, 2013. As a percentage of revenues, the provision for doubtful accounts was 2.8% for the 2014 period and 2.2% for the 2013 period.
Gain on Disposal or Impairment of Long-Lived Assets, Net. The net gain on disposal of long-lived assets was $261,000 for the three months ended March 31, 2014 and $492,000 for the three months ended March 31, 2013. The gain in each period was primarily related to the sale of ownership interests in surgical facilities.
Operating Income. Our operating income was $21.3 million for the three months ended March 31, 2014 compared to $20.6 million for the three months ended March 31, 2013. As a percentage of revenues, operating income was 15.9% for the 2014 period and 15.8% for the 2013 period.
Interest Expense, Net. Interest expense, net, was $14.4 million for the three months ended March 31, 2014 compared to $14.8 million for the three months ended March 31, 2013. The decrease in interest expense was primarily related to the impact of the $21.2 million principal payment we made on our Toggle Notes in August 2013 as required under the mandatory redemption provisions of the Toggle Notes, which accounted for a decrease in interest expense on the Toggle Notes of $586,000.
Loss from Discontinued Operations, Net of Income Taxes. During the three months ended March 31, 2014, we had a loss from discontinued operations of $6.1 million, which primarily related to the impairment charge we recorded related to our surgical facility located in Lynbrook, New York. We recognized impairment of $6.6 million to write-down our assets held for sale at this facility to fair value, less costs to sell. In the three months ended March 31, 2013, we had a loss from discontinued operations of $403,000, which included a $1.1 million loss on disposal of our surgical facility located in San Antonio, Texas, partially offset by net income from other surgical facilities classified as discontinued operations that had not been disposed or sold prior to March 31, 2013.
Provision for Income Taxes.  The provision for income taxes was $1.4 million for the three months ended March 31, 2014 compared to $1.1 million for the three months ended March 31, 2013. Income tax expense in both periods was primarily attributable to non-cash deferred income tax expense related to our partnership investments.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests increased to $8.6 million for the three months ended March 31, 2014 compared to $8.3 million for the three months ended March 31, 2013. The increase was primarily due to the increase in net income at our surgical facilities. As a percentage of revenues, net income attributable to non-controlling interests was 6.4% in both periods.
Liquidity and Capital Resources
Operating Activities
During the three months ended March 31, 2014, we generated operating cash flow from continuing operations of $18.2 million compared to $16.9 million for the three months ended March 31, 2013. This increase is primarily due to the increase in net income in the 2014 period compared to the 2013 period. Additionally, the interest payment on our Toggle Notes was $1.2 million lower in the 2014 period as a result of the repayment of $21.2 million of principal balance on the Toggle Notes in August 2013. At March 31, 2014, we had working capital of $74.3 million compared to $87.7 million at December 31, 2013.
Investing Activities
Net cash used in investing activities of continuing operations for the three months ended March 31, 2014 was $3.7 million. We paid $3.6 million related to purchases of property and equipment. In addition, we paid $428,000 related to our acquisition of ancillary services at our surgical hospital located in Lubbock, Texas, which was funded with cash from continuing operations. We also received proceeds of $313,000 from the sale of ownership interests in a non-consolidating surgical facility in the 2014 period.
Net cash used in investing activities of continuing operations for the three months ended March 31, 2013 was $3.1 million. We paid $3.7 million related to purchases of property and equipment. We also received proceeds of $447,000 from the sale of ownership interests in two non-consolidating surgical facilities in the 2013 period.

Financing Activities
Net cash used in financing activities of continuing operations during the three months ended March 31, 2014 was $21.2 million. We paid $24.4 million to acquire an additional 13.6% ownership interest in our surgical hospital located in Idaho Falls, Idaho. We borrowed $10.0 million on our revolving credit facility to partially fund this transaction. We distributed $9.3 million in cash to non-controlling interest holders during the period. We also incurred additional facility level borrowings of $4.2 million during the three months ended March 31, 2014 and made scheduled principal payments on our long-term debt totaling $2.3 million.
Net cash used in financing activities of continuing operations during the three months ended March 31, 2013 was $11.0 million. We distributed $6.6 million in cash to non-controlling interest holders during the period. In March 2013, we refinanced facility level debt at our surgical hospital located in Idaho Falls, Idaho facility. This refinancing transaction resulted in $6.1 million of borrowings from a new lender, $7.5 million of repayments to the previous lenders and $427,000 of debt issuance cost payments. We made scheduled principal payments on our long-term debt totaling $4.0 million during the three months ended March 31, 2013.
Long-Term Debt
A summary of long-term debt follows (in thousands):

	March 31, 2014	December 31, 2013

Credit Facility	$10,000	$—
Senior Secured Notes, net of debt issuance discount of $2,591 and $2,858 at March 31, 2014 and December 31, 2013, respectively	338,409	338,142
PIK Exchangeable Notes	118,639	118,639
Toggle Notes	73,307	73,475
Notes payable and secured loans	27,423	24,970
Capital lease obligations	4,846	4,753
Total debt	572,624	559,979
Less: Current maturities	(10,117)	(8,993)
Total long-term debt	$562,507	$550,986
Credit Facility
Our Credit Facility matures on December 15, 2015. During the three months ended March 31, 2014, we borrowed $10.0 million on the Credit Facility. As of March 31, 2014, we had letters of credit outstanding of $1.8 million and $38.2 million of availability under the Credit Facility.
Loans under the Credit Facility bear interest, at our option, at the reserve adjusted LIBOR plus 4.50% or at the alternate base rate plus 3.50%. We are required to pay a commitment fee at a rate equal to 0.50% per annum on the undrawn portion of commitments under the Credit Facility. This fee is payable quarterly in arrears and on the date of termination or expiration of the commitments. The interest rate on the Credit Facility was 4.65% at March 31, 2014.
The Credit Facility contains financial covenants requiring the us not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change. At March 31, 2014, we were in compliance with all material covenants contained in the Credit Facility.
Senior Secured Notes
The Senior Secured Notes mature on June 15, 2016. The Senior Secured Notes were issued at a 1.51% discount and interest accrues at the rate of 8.00% per annum, payable on June 15 and December 15 of each year.
We may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. We may redeem all or any portion of the Senior Secured Notes at any time prior to June 15, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest. In addition, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with proceeds of certain equity offerings at any time prior to June 15, 2014. At March 31, 2014, we had not redeemed any of the Senior Secured Notes.
At March 31, 2014, we were in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.
PIK Exchangeable Notes
The PIK Exchangeable Notes mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per annum, compounding semi-annually on June 15 and December 15 of each year. We pay interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. We record this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, we reclassify the accrued interest to long-term debt. As of March 31, 2014, we had accrued interest of $2.8 million on the PIK Exchangeable Notes.
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
At March 31, 2014, we were in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.
Toggle Notes
The Toggle Notes mature on August 23, 2015.  Beginning with the February 2012 interest payment, all interest under the Toggle Notes is required to be paid in cash. As of March 31, 2014, we had accrued interest of $851,000 on the Toggle Notes which is included in other current liabilities on the consolidated balance sheet.
The indenture governing the Toggle Notes includes a mandatory redemption provision. Under this provision, if the Toggle Notes would otherwise constitute applicable high yield discount obligations within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended, we are required to redeem, for cash, a portion of the Toggle Notes then outstanding, equal to the mandatory principal redemption amount. Under the mandatory redemption provisions of the Toggle Notes, the Company has repaid $21.4 million of the principal outstanding balance through March 31, 2014.
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At March 31, 2014, we were in compliance with all material covenants contained in the indenture governing the Toggle Notes.
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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-8”). Among other provisions and in addition to expanded disclosures, ASU 2014-8 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU 2014-8 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss, attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale. The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period.
From time-to-time, a company may identify one or more individual facilities that do not meet its on-going or future business strategy. In accordance with ASU 2014-8, in the event that an individually significant facility is identified for disposal but does not represent a strategic shift that has, or will have, a major effect on a company's operating and financial results, the results of an identified facility would continue to be reported as a component of the company's consolidated results. In this event and in accordance with ASU 2014-8, additional disclosures would be required.
The provisions of ASU 2014-8 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. We are currently assessing the impact of ASU 2014-8 on our operating and financial results and anticipates adopting the provisions of ASU 2014-8 as of December 31, 2014.

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
The following table reconciles EBITDA to net cash provided by operating activities — continuing operations (in thousands and unaudited):

	Three Months Ended March 31,
	2014	2013

EBITDA	$18,139	$17,746
Depreciation and amortization	(5,575)	(5,878)
Interest expense, net	(14,365)	(14,753)
Provision for income taxes	(1,355)	(1,148)
Stock-based compensation	(96)	(102)
Gain on disposal or impairment of long-lived assets, net	261	492
Net income attributable to non-controlling interests	8,613	8,304
Loss from discontinued operations, net of income taxes	(6,142)	(403)
Net (loss) income	(520)	4,258
Loss from discontinued operations, net of income taxes	6,142	403
Depreciation and amortization	5,575	5,878
Amortization of debt issuance costs and discounts	1,004	963
Payment-in-kind interest expense	2,373	2,194
Stock-based compensation	96	102
Gain on disposal or impairment of long-lived assets, net	(261)	(492)
Deferred income taxes	1,374	1,095
Income from equity investments, net of distributions received	358	(69)
Provision for doubtful accounts	3,795	2,825
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(6,575)	(1,372)
Other operating assets and liabilities	4,849	1,081
Net cash provided by operating activities — continuing operations	$18,210	$16,866

Other Data:
Number of surgical facilities included in continuing operations as of the end of period (1)	55	55
Number of consolidated surgical facilities included in continuing operations as of the end of period	44	44

(1)	Includes surgical facilities that we manage but in which we have no ownership.

The following table reconciles Consolidated Adjusted EBITDA to EBITDA and EBITDA to net cash provided by operating activities—continuing operations (in thousands):

Twelve Months Ended March 31, 2014

Consolidated Adjusted EBITDA (1)	$81,487
Cash payments on facility lease obligations (2)	5,638
Intercompany notes adjustment (3)	(2,716)
Pro forma transactions and other non-cash adjustments (4)	(7,243)
EBITDA	77,166
Depreciation and amortization	(22,175)
Interest expense, net	(57,606)
Provision for income taxes	(5,511)
Stock-based compensation	(404)
Loss on disposal or impairment of long-lived assets, net	(6,101)
Net income attributable to non-controlling interests	37,917
Loss from discontinued operations, net of income taxes	(3,076)
Net income	20,210
Loss from discontinued operations, net of income taxes	3,076
Depreciation and amortization	22,175
Amortization of debt issuance costs and discounts	4,035
Payment-in-kind interest expense	9,161
Stock-based compensation	404
Loss on disposal or impairment of long-lived assets, net	6,101
Deferred income taxes	4,861
Income from equity investments, net of distributions received	(341)
Provision for doubtful accounts	12,207
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(18,855)
Other operating assets and liabilities	(1,466)
Net cash provided by operating activities—continuing operations	$61,568

(1)	When we use the term Consolidated Adjusted EBITDA, we are referring to EBITDA as reported adjusted for covenant related items per our Credit Facility.

(2)	Represents the cash lease payment adjustment for our facility located in Idaho Falls, Idaho as contemplated by our Credit Facility.

(3)	Adjustments relating to outstanding balances on intercompany notes issued by our restricted subsidiaries as contemplated by our Credit Facility.

(4)	Includes the pro forma effect of transactions and other non-cash adjustments as contemplated by our Credit Facility.
Summary
We believe that existing funds, cash flows from operations and available borrowings under our Credit Facility will provide sufficient liquidity for the next 12 months. Our 2011 debt restructuring extended the maturities of our long-term debt and revised our financial covenants to make them less restrictive. However, our ability to meet our funding needs could be adversely affected if we suffer adverse results from our operations. In addition, based on our expected liquidity and capital resource needs, we may consider various alternatives to improve our capital structure, including reducing debt, extending maturities or relaxing financial covenants. These alternatives may include new equity or debt financings or exchange offers with our existing security holders (including exchanges of debt for debt or equity) and other transactions involving our outstanding securities, given their secondary market trading prices. We cannot assure you, if we pursue any of these transactions, that we will be successful in completing a transaction on attractive terms, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our senior credit facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders' prime rate. At March 31, 2014, $13.2 million of our long-term debt, which includes $10.0 million of borrowings under our Credit Facility, was subject to variable rates of interest. At March 31, 2014, the fair value of our total debt, based on quoted market prices as of this date, was $587.9 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported in a timely manner.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
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

SYMBION, INC.

By:	/s/ TERESA F. SPARKS Teresa F. Sparks Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 8, 2014

EXHIBIT INDEX

No.	Description

3.1	Amended Certificate of Incorporation of Symbion, Inc. (a)
3.2	Amended and Restated Bylaws of Symbion, Inc. (a)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (b)
101.SCH	XBRL Taxonomy Extension Schema Document (b)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (b)
101.DEF	XBRL Taxonomy Definition Linkbase Document (b)
101.LAB	XBRL Taxonomy Label Linkbase Document (b)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (b)

(a)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (Registration No. 333-153678)

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