Form 10-Q
period 2014-06-30
SYMBION INC/TN
filed 2014-08-08
CIK 1091312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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
As of August 8, 2014, there were 1,000 shares of the registrant’s common stock outstanding.

SYMBION, INC.
FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

SYMBION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except shares and per share amounts)

	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$50,793	$55,792
Accounts receivable, less allowance for doubtful accounts of $16,409 and $16,939 at June 30, 2014 and December 31, 2013, respectively	78,597	77,630
Inventories	17,037	17,080
Prepaid expenses and other current assets	10,103	9,594
Current assets of discontinued operations	1,428	2,580
Total current assets	157,958	162,676
Property and equipment, net	134,806	127,334
Intangible assets, net	17,391	18,566
Goodwill	661,179	661,758
Investments in and advances to affiliates	6,617	6,773
Restricted invested assets	315	177
Other long-term assets	12,838	13,957
Long-term assets of discontinued operations	1,764	15,498
Total assets	$992,868	$1,006,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,091	$19,132
Accrued payroll and benefits	12,947	12,102
Other current liabilities	32,241	33,534
Current maturities of long-term debt	10,874	8,993
Current liabilities of discontinued operations	393	1,180
Total current liabilities	76,546	74,941
Long-term debt, less current maturities	569,826	550,986
Long-term deferred tax liabilities	76,974	76,020
Other long-term liabilities	65,253	61,404
Long-term liabilities of discontinued operations	125	4,854

Non-controlling interests—redeemable	30,091	30,545

Stockholders' equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Additional paid-in-capital	227,805	243,312
Stockholders' notes	(485)	(485)
Retained deficit	(118,351)	(106,136)
Total Symbion, Inc. stockholders' equity	108,969	136,691
Non-controlling interests—non-redeemable	65,084	71,298
Total equity	174,053	207,989
Total liabilities and stockholders' equity	$992,868	$1,006,739

See notes to unaudited consolidated financial statements.
SYMBION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$142,210	$132,264	$276,176	$262,647
Operating expenses:
Salaries and benefits	39,122	37,182	77,142	73,788
Supplies	36,995	36,041	70,913	70,445
Professional and medical fees	11,811	10,750	22,477	21,091
Lease expense	6,976	6,668	13,735	13,403
Other operating expenses	9,408	8,854	18,560	17,582
Cost of revenues	104,312	99,495	202,827	196,309
General and administrative expenses	5,530	5,283	11,175	11,124
Depreciation and amortization	5,899	5,350	11,474	11,227
Provision for doubtful accounts	2,891	2,359	6,686	5,184
Income from equity investments	(1,008)	(1,039)	(1,606)	(1,920)
Loss (gain) on disposal or impairment of long-lived assets, net	4	7,673	(257)	7,181
Proceeds from insurance settlements, net	(31)	—	(81)	—
Merger transaction costs	2,318	—	2,318	—
Litigation settlements, net	—	(35)	3	(198)
Total operating expenses	119,915	119,086	232,539	228,907
Operating income	22,295	13,178	43,637	33,740
Interest expense, net	(14,491)	(14,643)	(28,856)	(29,396)
Income (loss) before income taxes and discontinued operations	7,804	(1,465)	14,781	4,344
Provision for (benefit from) income taxes	1,429	(540)	2,784	608
Income (loss) from continuing operations	6,375	(925)	11,997	3,736
Income (loss) from discontinued operations, net of income taxes	208	2,410	(5,934)	2,007
Net income	6,583	1,485	6,063	5,743
Less: Net income attributable to non-controlling interests	(9,665)	(8,663)	(18,278)	(16,967)
Net loss attributable to Symbion, Inc.	$(3,082)	$(7,178)	$(12,215)	$(11,224)
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$6,583	$1,485	$6,063	$5,743

Comprehensive income	$6,583	$1,485	$6,063	$5,743
Less: Comprehensive income attributable to non-controlling interests	(9,665)	(8,663)	(18,278)	(16,967)
Comprehensive loss attributable to Symbion, Inc.	$(3,082)	$(7,178)	$(12,215)	$(11,224)
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except shares)

	Symbion, Inc. Common Stock		Additional Paid-in Capital	Stockholders' Notes	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2012	1,000	$—	$242,597	$—	$(93,516)	$59,447	$208,528
Net (loss) income					(11,224)	9,095	(2,129)
Stock-based compensation			103				103
Acquisition and disposal of shares of non-controlling interests, net			1,407			8,345	9,752
Distributions to non-controlling interest—non-redeemable holders						(7,695)	(7,695)
Balance at June 30, 2013	1,000	$—	$244,107	$—	$(104,740)	$69,192	$208,559

Balance at December 31, 2013	1,000	$—	$243,312	$(485)	$(106,136)	$71,298	$207,989
Net (loss) income					(12,215)	9,971	(2,244)
Stock-based compensation			194				194
Acquisition and disposal of shares of non-controlling interests, net			(15,701)			(6,383)	(22,084)
Distributions to non-controlling interest—non-redeemable holders						(9,802)	(9,802)
Balance at June 30, 2014	1,000	$—	$227,805	$(485)	$(118,351)	$65,084	$174,053
See notes to unaudited consolidated financial statements.

SYMBION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$6,063	$5,743
Adjustments to reconcile net income to net cash from operating activities:
Loss (income) from discontinued operations, net of income taxes	5,934	(2,007)
Depreciation and amortization	11,474	11,227
Amortization of debt issuance costs and discounts	2,027	1,928
Payment-in-kind interest expense	4,762	4,403
Stock-based compensation	194	103
(Gain) Loss on disposal or impairment of long-lived assets, net	(257)	7,181
Deferred income taxes	2,645	257
Income (loss) from equity investments, net of distributions received	225	(341)
Provision for doubtful accounts	6,686	5,184
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(7,653)	(6,132)
Other operating assets and liabilities	(397)	(6,346)
Net cash provided by operating activities—continuing operations	31,703	21,200
Net cash provided by operating activities—discontinued operations	478	1,467
Net cash provided by operating activities	32,181	22,667

Cash flows from investing activities:
Purchases of property and equipment, net	(11,341)	(8,127)
Payments for acquisitions, net of cash acquired	(434)	(236)
Proceeds from divestitures	313	3,137
Other investing activities	—	2,200
Net cash used in investing activities—continuing operations	(11,462)	(3,026)
Net cash provided by investing activities—discontinued operations	3,479	3,383
Net cash (used in) provided by investing activities	(7,983)	357

Cash flows from financing activities:
Borrowings on revolving credit facility	10,000	—
Principal payments on long-term debt	(5,688)	(13,500)
Borrowings of long-term debt	8,694	6,525
Payments of debt issuance costs	—	(488)
Change in restricted invested assets	(138)	792
Distributions to non-controlling interest holders	(18,330)	(16,288)
(Payments related to) proceeds from ownership transactions with consolidated affiliates	(23,546)	558
Other financing activities	(120)	(23)
Net cash used in financing activities—continuing operations	(29,128)	(22,424)
Net cash used in financing activities—discontinued operations	(69)	(290)
Net cash used in financing activities	(29,197)	(22,714)
Net (decrease) increase in cash and cash equivalents	(4,999)	310
Cash and cash equivalents at beginning of period	55,792	73,308
Cash and cash equivalents at end of period	$50,793	$73,618
See notes to unaudited consolidated financial statements.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

1. Organization
Symbion, Inc. (the “Company”), through its wholly-owned subsidiaries, owns interests in partnerships and limited liability companies that own and operate a national network of short stay surgical facilities in joint ownership with physicians and in some cases healthcare systems. As of June 30, 2014, the Company owned and operated 50 surgical facilities, including 44 ambulatory surgery centers ("ASCs") and six surgical hospitals. The Company also managed six ASCs and one physician clinic in a market in which the Company operates an ASC and a surgical hospital. The Company owns a majority ownership interest in 30 of the 50 surgical facilities and consolidates 45 surgical facilities for financial reporting purposes. The Company reported one operating surgical facility in discontinued operations.
The Company is a wholly-owned subsidiary of Symbion Holdings Corporation (“Holdings”), which is owned by an investor group that includes affiliates of Crestview Partners, L.P. ("Crestview"), members of the Company's management and other investors.
2. Merger with Surgery Center Holdings, Inc.
On June 13, 2014, Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Surgery Center Holdings, Inc. (“Buyer”), Buyer’s wholly-owned subsidiary, SCH Acquisition Corp. (“Merger Sub”), and, solely in its capacity as the Stockholders’ Representative under the Merger Agreement, Crestview Symbion Holdings, L.L.C., an affiliate of Crestview. Pursuant to the terms of the Merger Agreement, Merger Sub is to merge with and into Holdings, with Holdings being the surviving corporation in the merger (the “Merger”). At the closing of the Merger, each share of common stock of Holdings, other than those held by Holdings or by Buyer, Merger Sub or their subsidiaries and other than those shares with respect to which appraisal rights are properly exercised in accordance with the General Corporation Law of the State of Delaware, will be converted into the right to receive a cash payment per share equal to (x) $792.0 million, subject to certain adjustments for Holdings’ cash, debt, transaction expenses, working capital and other items at closing, plus the aggregate exercise price of all vested options, minus certain escrowed amounts relating to post-closing purchase price adjustment and indemnity obligations, divided by (y) the number of shares outstanding on a fully-diluted basis assuming full exercise of vested options and exercise of rights to receive shares upon the exchange of the 8.00% Senior PIK Exchangeable Notes due 2017 issued by Symbion (the “Merger Consideration”). In addition, each outstanding option to purchase shares of Holdings’ common stock will be cancelled, and the holders of vested options will be paid an amount equal to the excess, if any, of the Merger Consideration over the per-share exercise price of such vested options.
Buyer has obtained financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which are to be sufficient for Buyer to pay the aggregate Merger Consideration and all related fees and expenses. Consummation of the Merger is not subject to a financing condition, but it is subject to customary closing conditions including (i) the absence of a material adverse effect on Holdings, (ii) the receipt of certain state regulatory approvals and (iii) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The parties anticipate that the transactions contemplated by the Merger Agreement will close near the end of the third quarter or early in the fourth quarter of 2014.
3. Significant Accounting Policies
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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

Non-Controlling Interests—Redeemable
Each of the partnerships and limited liability companies through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement.  In certain circumstances, the partnership and operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physicians’ ownership if certain adverse regulatory events occur, such as it becoming illegal for the physicians to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility.  The non-controlling interests—redeemable are reported outside of stockholders' equity on the consolidated balance sheets.
A summary of activity related to the non-controlling interests—redeemable follows (in thousands):

Balance at December 31, 2012	$29,269
Net income attributable to non-controlling interests—redeemable	7,872
Acquisition and disposal of shares of non-controlling interests—redeemable	(338)
Distributions to non-controlling interest —redeemable holders	(8,593)
Balance at June 30, 2013	$28,210

Balance at December 31, 2013	$30,545
Net income attributable to non-controlling interests—redeemable	8,307
Acquisition and disposal of shares of non-controlling interests—redeemable	(233)
Distributions to non-controlling interest —redeemable holders	(8,528)
Balance at June 30, 2014	$30,091
Variable Interest Entities
The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary, under the provisions of Accounting Standards Codification Topic 810, Consolidation. The variable interest entities of the Company include a surgical facility located in Florida and a surgical facility located in New York. Regarding the Florida facility, the Company has the power to direct the activities of the facility and has fully guaranteed the facility's debt obligations. The debt obligations are subordinated to such a level that the Company absorbs the majority of the expected losses. The consolidated balance sheets of the Company at June 30, 2014 and December 31, 2013 included total assets of $2.3 million and $2.4 million, respectively, and total liabilities of $1.8 million and $2.0 million, respectively, related to the Florida facility. Effective March 31, 2014, the Company reclassified the New York facility to discontinued operations and, on May 22, 2014, the Company sold this facility. With regard to the New York facility prior to the sale, the Company was the primary beneficiary as it had the power to direct the activities of the facility and the level of variability within the management service agreement as well as the obligation and likelihood of absorbing the majority of expected gains and losses. At December 31, 2013, the discontinued operations line items on the consolidated balance sheet included assets of $14.9 million and liabilities of $936,000 related to the New York facility. See Note 5 on Discontinued Operations and Divestitures for further discussion on the sale of the New York facility.
Equity Method Investments
The Company has non-consolidating investments in surgical facilities and management companies that own or manage surgical facilities and hospitals. These investments are accounted for using the equity method of accounting. The total amount of these investments included in investments in and advances to affiliates on the consolidated balance sheets was $6.6 million and $6.8 million as of June 30, 2014 and December 31, 2013, respectively. The cash flow effect of transactions related to the purchase and sale of ownership interests with respect to the Company's non-consolidated affiliates is classified within investing activities in the consolidated statements of cash flows.
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
Reclassifications
Certain reclassifications have been made to the comparative period's financial statements to conform to the three and six months ended June 30, 2014 presentation. The reclassifications primarily related to the presentation of discontinued operations and non-controlling interests and had no impact on the Company's consolidated financial position, results of operations or cash flows.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

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
A summary of the carrying amounts and fair values of the Company's long-term debt follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013

Senior Secured Notes, net of debt issuance discount	$338,679	$338,142	$352,226	$357,585
PIK Exchangeable Notes	123,384	118,639	123,384	118,639
Toggle Notes	73,307	73,475	73,307	73,475
The fair values of the Senior Secured Notes and Toggle Notes were based on a Level 1 measurement using quoted prices at June 30, 2014 and December 31, 2013, as applicable. The fair value of the PIK Exchangeable Notes was based on a Level 3 measurement, using a Company-specific discounted cash flow analysis. The carrying amounts related to the Company's other long-term debt obligations approximate their fair values.
The Company maintains a supplemental executive retirement savings plan (the "SERP"). The SERP is a non-qualified deferred compensation plan for eligible executive officers and other key employees of the Company that allows participants to defer portions of their compensation. The assets of the SERP and related obligation are recorded on the consolidated balance sheets at fair value. The fair value was determined based on a quoted market price for the underlying investments held in the SERP, or a Level 1 measurement. As of June 30, 2014 and December 31, 2013, the fair values of the SERP assets were $2.0 million and $1.8 million, respectively, which were included in other long-term assets on the consolidated balance sheets. The Company had liabilities related to the SERP of $2.0 million and $1.8 million as of June 30, 2014 and December 31, 2013, respectively, which were included in other long-term liabilities on the consolidated balance sheets.
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
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Patient service revenues	99.0%	99.0%	98.9%	99.1%
Other service revenues	1.0%	1.0%	1.1%	0.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

management arrangements are based on a predetermined percentage of the revenues of each surgical facility and are recognized in the period in which services are rendered.
The following tables set forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities included in continuing operations (dollars in thousands):

	Three Months Ended June 30,
	2014		2013
	Amount	%	Amount	%

Private insurance	$80,761	57.4%	$77,530	59.2%
Government	51,621	36.7%	43,958	33.6%
Self-pay	3,037	2.2%	4,024	3.1%
Other	5,348	3.7%	5,502	4.1%
Total patient service revenues	$140,767	100.0%	$131,014	100.0%

	Six Months Ended June 30,
	2014		2013
	Amount	%	Amount	%

Private insurance	$157,688	57.7%	$153,681	59.1%
Government	99,007	36.2%	87,897	33.8%
Self-pay	6,151	2.3%	7,331	2.8%
Other	10,451	3.8%	11,293	4.3%
Total patient service revenues	$273,297	100.0%	$260,202	100.0%
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Accounts Receivable and Allowances for Contractual Adjustments and Doubtful Accounts
Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. As of June 30, 2014 and December 31, 2013, the Company had accruals for third-party Medicare and Medicaid settlements of $8.1 million and $10.0 million, respectively, in other current liabilities and $2.2 million and $1.9 million, respectively, in other long-term liabilities on the consolidated balance sheets.
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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

A summary of the activity in the allowance for doubtful accounts receivable for the six months ended June 30, 2014 follows (in thousands):

Balance at December 31, 2013	$16,939
Provision for doubtful accounts	6,686
Accounts written off, net of recoveries	(7,216)
Balance at June 30, 2014	$16,409
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets follows (in thousands):

	June 30, 2014	December 31, 2013

Prepaid expenses	$4,618	$5,143
Other current assets	5,485	4,451
Total prepaid expenses and other current assets	$10,103	$9,594
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
A summary of property and equipment follows (in thousands):

	June 30, 2014	December 31, 2013

Land	$5,713	$5,713
Buildings and improvements	110,113	103,980
Furniture and equipment	14,450	13,522
Computer and software	15,737	12,715
Medical equipment	88,112	79,994
Construction in progress	1,084	3,000
Property and equipment, at cost	235,209	218,924
Less: Accumulated depreciation	(100,403)	(91,590)
Property and equipment, net	$134,806	$127,334
The Company leases certain facilities and equipment under capital leases. These assets are depreciated using the straight-line method over the lesser of the lease term or the remaining useful life of the leased asset. The carrying values of assets under capital leases were $5.6 million and $4.4 million as of June 30, 2014 and December 31, 2013, respectively, and were included in property and equipment, net, on the consolidated balance sheets.
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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

A summary of activity related to intangible assets for the six months ended June 30, 2014 follows (in thousands):

	Physician Income Guarantees	Management Rights	Non-Compete Agreements	Certificates of Need	Total Intangible Assets

Balance at December 31, 2013	$1,032	$1,930	$1,814	$13,790	$18,566
Recruitment expense	(252)	—	—	—	(252)
Amortization	—	(77)	(846)	—	(923)
Balance at June 30, 2014	$780	$1,853	$968	$13,790	$17,391
Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include new business combinations and incremental ownership purchases ("buy-ups") in the Company's subsidiaries.
A summary of activity related to goodwill for the six months ended June 30, 2014 follows (in thousands):

Balance at December 31, 2013	$661,758
Acquisitions	108
Divestitures	(499)
Purchase price adjustments	(188)
Balance at June 30, 2014	$661,179
Impairment of Long-Lived Assets, Goodwill and Intangible Assets
The Company evaluates the carrying values of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist. The Company performs an impairment test by preparing an expected undiscounted cash flow projection. If the projection indicates that the recorded amount of a long-lived asset is not expected to be recovered, the carrying value is reduced to the new estimated fair value.  The cash flow projection applied represents management’s best estimate, using appropriate and customary assumptions and projections, at the date of evaluation.  During the six months ended June 30, 2014, the Company recorded an impairment charge of $6.6 million related to its consolidated surgical facility located in Lynbrook, New York and sold this facility on May 22, 2014. See Note 5 on Discontinued Operations and Divestitures for further discussion on the sale of this facility.
The Company tests its goodwill and intangible assets for impairment at least annually, or more frequently if certain impairment indicators arise.  The Company tests goodwill at the reporting unit level, which the Company has concluded to be the consolidated operating results of Symbion, Inc., as the Company has only one operating segment.  In performing the test, the Company compares the carrying value of the net assets of the Company as of December 31, or additionally if impairment indicators are present, to the net present value of the estimated discounted future cash flows of the reporting unit, or the Company.  The cash flow projection and discount rate applied represents management’s best estimate, using appropriate and customary assumptions and projections, at the date of evaluation.  The Company corroborates the results of the discounted cash flow analysis with a market-based approach. As the Company does not have publicly traded equity from which to derive a market value, an assessment of peer company data is performed whereby the Company selects comparable peers based on growth and leverage ratios, as well as healthcare industry specific characteristics.  Management estimates a reasonable market value of the Company based on earnings multiples and trading data of the Company's peers.
Restricted Invested Assets
As a requirement of the operating lease agreement related to the Company's surgical facility located in Chesterfield, Missouri, the Company is required to maintain a letter of credit that is secured by restricted invested assets in the form of certificates of deposit. As of June 30, 2014 and December 31, 2013, restricted invested assets were $315,000 and $177,000, respectively. There were no borrowings against the letter of credit at June 30, 2014 and December 31, 2013.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

Other Long-Term Assets
A summary of other long-term assets follows (in thousands):

	June 30, 2014	December 31, 2013

Deferred loan costs	$5,393	$6,809
Medical malpractice insurance recoveries	2,193	2,193
Assets of the SERP	2,046	1,783
Other assets	3,206	3,172
Total other long-term assets	$12,838	$13,957
Deferred loan costs are amortized into interest expense over the maturity period of the related debt obligation. Other long-term assets, not individually disclosed, generally includes security deposits, notes receivable and other miscellaneous deferred costs.
Other Current Liabilities
A summary of other current liabilities follows (in thousands):

	June 30, 2014	December 31, 2013

Interest payable	$4,481	$4,434
Current taxes payable	2,297	1,975
Insurance liabilities	3,613	3,726
Third-party settlements	8,075	10,015
Accounts receivable credit balances	3,050	3,443
Other accrued expenses	10,725	9,941
Total other current liabilities	$32,241	$33,534
Other Long-Term Liabilities
A summary of other long-term liabilities follows (in thousands):

	June 30, 2014	December 31, 2013

Facility lease obligations	$51,730	$48,044
Third-party settlements	2,190	1,910
Medical malpractice insurance liability	3,683	4,083
Deferred rent	3,332	3,324
Liability for the SERP	2,046	1,783
Other liabilities	2,272	2,260
Total other long-term liabilities	$65,253	$61,404
The Company has a facility lease obligation which was assumed in connection with the Company's acquisition of the surgical hospital located in Idaho Falls, Idaho. This obligation is payable to the lessor of this facility for the land, building and improvements. During the six months ended June 30, 2014, the Company recorded an additional facility lease obligation of $3.9 million for construction costs associated with a radiation oncology building at this facility which was completed in the second quarter of 2014. The current portion of the facility lease obligations was $449,000 and $308,000 at June 30, 2014 and December 31, 2013, respectively, and was included in other current liabilities on the consolidated balance sheets. The total of the facility lease obligations related to the surgical hospital and radiation oncology building in Idaho Falls, Idaho was $52.2 million and $48.4 million at June 30, 2014 and December 31, 2013, respectively.
Stockholders' Notes
In December 2013, certain employees of the Company exercised stock options and borrowed funds from Holdings to pay the exercise price and applicable taxes payable. Each loan is represented by a full recourse promissory note bearing interest and payable in three equal

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

annual installments beginning December 10, 2014. Payment and performance under the notes is secured by the shares of Holdings common stock received upon exercise of the stock options. The total amount of stockholders' notes outstanding was $485,000 at both June 30, 2014 and December 31, 2013, and was included in stockholders' equity on the consolidated balance sheets. Subject to and conditioned upon the closing of the Merger, such employees will be required to satisfy all obligations and repay all amounts owed under their respective promissory notes.
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
The Company expenses costs under the self-insured retention exposure for general and professional liability and workers' compensation claims which relate to (i) deductibles on claims made during the policy period and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Based on historical results and data currently available, management does not believe a change in one or more of the underlying assumptions will have a material impact on the Company's consolidated financial position or results of operations. Expected insurance recoveries are presented on the consolidated balance sheets separately from the liabilities. At June 30, 2014 and December 31, 2013, $1.9 million and $1.9 million, respectively, were included in other current liabilities and $3.7 million and $4.1 million, respectively, were included in other long-term liabilities on the consolidated balance sheets.  Expected insurance recoveries of $1.1 million and $1.1 million, respectively, were included in prepaid expenses and other current assets and $2.2 million and $2.2 million, respectively, were included in other long-term assets on the consolidated balance sheets at June 30, 2014 and December 31, 2013.
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
Compliance with the meaningful use requirements has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing the Company's EHR solutions along with costs associated with the hardware and software components of the project. The Company currently estimates that total costs incurred to comply will be recovered through the total EHR incentive payments over the projected life cycle of this initiative. The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of the Company's cash receipts or recognition of the EHR incentives as other income. The Company initiated its meaningful use initiatives in 2012. During the three months ended June 30, 2014 and 2013, the Company spent $96,000 and $1.1 million, respectively, related to hardware, software and implementation costs, of which $96,000 and $938,000, respectively, was capitalized in these periods. For the six months ended June 30, 2014 and 2013, the Company spent $572,000 and $3.0 million, respectively, related to hardware,

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

software and implementation costs, of which $548,000 and $2.5 million, respectively, was capitalized in these periods. The Company expects to receive incentive payments and recognize corresponding revenue upon the completion of the EHR meaningful use requirements.
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
During the three and six months ended June 30, 2014, the Company increased its reserve for uncertain tax positions by $23,000 and $40,000, respectively, principally as a result of the accrual of tax and interest on existing uncertain tax positions. These increases affected the effective tax rate in each period. The reserve for uncertain tax positions is included in long-term deferred tax liabilities on the consolidated balance sheets.  The total amounts of accrued liabilities related to uncertain tax positions that would affect the Company's effective tax rate if recognized were $497,000 and $435,000 as of June 30, 2014 and December 31, 2013, respectively.
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
The provisions of ASU 2014-8 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. The Company is currently assessing the impact of ASU 2014-8 on its operating and financial results and anticipates adopting the provisions of ASU 2014-8 as of January 1, 2015.
In May 2014, the FASB issued Accounting Standards Update No. 2014-9 (ASU 2014-9) “Revenue from Contracts with Customers.” ASU 2014-9 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted.
4. Acquisitions and Developments
Effective March 7, 2014, the Company acquired an incremental ownership interest of 13.6% in the surgical hospital located in Idaho Falls, Idaho for a purchase price of $24.4 million. As of June 30, 2014, the Company had a 61.7% ownership interest in this facility. This transaction was partially financed with $10.0 million of proceeds from the Company's revolving credit facility and the remainder was funded with cash from continuing operations.
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
5. Discontinued Operations and Divestitures
Effective March 31, 2014, the Company reclassified its surgical facility located in Lynbrook, New York to discontinued operations. On May 22, 2014, the Company completed the sale of this facility. The Company recorded net proceeds of $3.7 million on this transaction and recognized a net loss of $6.6 million. The net loss consisted of an impairment charge of $6.6 million recorded as of March 31, 2014 and $37,000 of other net write-offs related to the facility, which were recorded in the three months ended June 30, 2014. The fair value used to calculate impairment as of March 31, 2014 was estimated based on what a market participant would be willing to pay as of that date and represented a Level 2 non-recurring fair value measurement. The net loss on sale of this facility, including impairment, was included in net loss from discontinued operations, net of income taxes, in the consolidated statements of income for the three and six months ended June 30, 2014, as applicable. This facility was previously consolidated for financial reporting purposes.
Effective December 31, 2013, the Company reclassified its surgical facility located in Worcester, Massachusetts to discontinued operations. The Company entered into a purchase agreement effective January 2, 2014 related to the sale of this facility and expects to complete this transaction in the third quarter of 2014. The results of operations related to this facility have been included in discontinued operations for the three and six months ended June 30, 2014 and 2013. This facility is consolidated for financial reporting purposes.
A summary of certain operating results impacting the statements of operations related to discontinued operations follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$3,050	$4,034	$5,468	$9,553
Operating income	208	465	632	982
Loss (gain) on sale or disposal	37	(1,478)	37	(563)
Impairment of assets held for sale	—	—	6,577	—
Benefit from income taxes	(37)	(467)	(48)	(462)
Income (loss) from discontinued operations, net of income taxes	208	2,410	(5,934)	2,007
6. Long-Term Debt
A summary of long-term debt follows (in thousands):

	June 30, 2014	December 31, 2013

Credit Facility	$10,000	$—
Senior Secured Notes, net of debt issuance discount of $2,321 and $2,858 at June 30, 2014 and December 31, 2013, respectively	338,679	338,142
PIK Exchangeable Notes	123,384	118,639
Toggle Notes	73,307	73,475
Notes payable and secured loans	29,148	24,970
Capital lease obligations	6,182	4,753
Total debt	580,700	559,979
Less: Current maturities	(10,874)	(8,993)
Total long-term debt	$569,826	$550,986
Credit Facility
The Company's senior secured super-priority revolving credit facility (the "Credit Facility”) matures on December 15, 2015. During the six months ended June 30, 2014, the Company borrowed $10.0 million on the Credit Facility. As of June 30, 2014, the Company had letters of credit outstanding of $1.8 million and availability of $38.2 million under the Credit Facility.
Loans under the Credit Facility bear interest, at the Company's option, at the reserve adjusted LIBOR plus 4.50% or at the alternate base rate plus 3.50%. The Company is required to pay a commitment fee at a rate of 0.50% per annum on the undrawn portion of commitments

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

under the Credit Facility. This fee is payable quarterly in arrears and on the date of termination or expiration of the commitments. The interest rate on the Credit Facility was 4.65% at June 30, 2014.
The Credit Facility contains financial covenants requiring the Company not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change in the Company's business, financial condition, operations or cash flows. At June 30, 2014, the Company was in compliance with all material covenants contained in the Credit Facility.
Subject to and conditioned upon the closing of the Merger, the Company is required to repay all amounts outstanding under the Credit Facility.
Senior Secured Notes
The Senior Secured Notes mature on June 15, 2016. The Senior Secured Notes were issued at a 1.51% discount and accrue interest at the rate of 8.00% per annum, payable on June 15 and December 15 of each year. At June 30, 2014, the Company was in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.
The Company may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. At June 30, 2014, the Company had not redeemed any of its Senior Secured Notes.
Subject to and conditioned upon the closing of the Merger, the Company is required to redeem for cash or otherwise satisfy and discharge its obligations with respect to all of the outstanding Senior Secured Notes under the Merger Agreement.
PIK Exchangeable Notes
The PIK Exchangeable Notes mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per year, compounding semi-annually on June 15 and December 15 of each year. The Company pays interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. On June 15 and December 15 of each year, the Company reclassifies accrued interest to long-term debt. As of June 30, 2014, the Company had accrued interest of $439,000 on the PIK Exchangeable Notes, which was included in other current liabilities on the consolidated balance sheet. At June 30, 2014, the Company was in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.
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
Subject to and conditioned upon the closing of the Merger, the Company expects all of the PIK Exchangeable Notes to be exchanged for shares of common stock of Holdings immediately prior to the closing of the Merger.
Toggle Notes
The Toggle Notes mature on August 23, 2015. The payment-in-kind interest option on the Toggle Notes expired in February 2012. Cash interest on the Toggle Notes accrues at the rate of 11.0% per annum. As of June 30, 2014, the Company had accrued interest of $2.9 million on the Toggle Notes, which was included in other current liabilities on the consolidated balance sheet.
The indenture governing the Toggle Notes includes a mandatory redemption provision. Under this provision, if the Toggle Notes would otherwise constitute applicable high yield discount obligations, within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended, the Company is required to redeem, for cash, a portion of the Toggle Notes then outstanding, equal to the mandatory principal redemption amount. Under the mandatory redemption provisions of the Toggle Notes, the Company has repaid $21.4 million of the principal outstanding balance through June 30, 2014.
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit the Company's ability and the ability of the Company's subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At June 30, 2014, the Company was in compliance with all material covenants contained in the indenture governing the Toggle Notes.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

Subject to and conditioned upon the closing of the Merger, the Company is required to redeem for cash or otherwise satisfy and discharge its obligations with respect to all of the outstanding Toggle Notes under the Merger Agreement.
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
7. Related Party Transactions
On August 23, 2007, the Company entered into a ten-year advisory services and management agreement with Crestview Advisors, L.L.C.  The annual management fee is $1.0 million and payable on August 23 of each year.  As of June 30, 2014, the Company had a prepaid asset of $145,000 related to this annual management fee, which was included in prepaid expenses and other current assets on the consolidated balance sheet.
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
As of June 30, 2014, the principal outstanding balance of the PIK Exchangeable Notes was $123.4 million and accrued interest related to the PIK Exchangeable Notes was $439,000. See Note 6 on Long-Term Debt for further discussion of the PIK Exchangeable Notes.
8. Commitments and Contingencies
Lease Guarantees on Non-Consolidated Affiliates
As of June 30, 2014, the Company had outstanding lease guarantees of $731,000 related to operating lease payments of certain of its non-consolidated surgical facilities. These operating leases typically have ten-year terms, with optional renewal periods.
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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

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
9. Subsequent Events
None.
10. Financial Information for the Company and Its Subsidiaries
The Company conducts substantially all of its business through its subsidiaries. Presented below is consolidating financial information for the Company and its subsidiaries as required by regulations of the Securities and Exchange Commission (“SEC”) in connection with the Company's Senior Secured Notes and Toggle Notes that have been registered with the SEC. The information segregates the parent company issuer, the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and consolidating adjustments. The operating and investing activities of the separate legal entities are fully interdependent and integrated. Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. All of the subsidiary guarantees are both full and unconditional and joint and several.

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

Condensed Consolidating Balance Sheet as of June 30, 2014
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Consolidated Total

ASSETS
Current assets:
Cash and cash equivalents	$3,245	$3,374	$44,174	$—	$50,793
Accounts receivable, net	—	290	78,307	—	78,597
Inventories	—	—	17,037	—	17,037
Prepaid expenses and other current assets	559	1,594	7,950	—	10,103
Due from related parties	1,953	22,584	—	(24,537)	—
Current assets of discontinued operations	—	—	1,428	—	1,428
Total current assets	5,757	27,842	148,896	(24,537)	157,958
Property and equipment, net	1,771	2,100	130,935	—	134,806
Intangible assets, net	1,853	—	15,538	—	17,391
Goodwill	661,179	—	—	—	661,179
Investments in and advances to affiliates	66,835	39,123	500	(99,841)	6,617
Restricted invested assets	—	—	315	—	315
Other long-term assets	8,305	—	4,533	—	12,838
Long-term assets of discontinued operations	—	—	1,764	—	1,764
Total assets	$745,700	$69,065	$302,481	$(124,378)	$992,868

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49	$—	$20,042	$—	$20,091
Accrued payroll and benefits	1,534	39	11,374	—	12,947
Due to related parties	—	—	24,537	(24,537)	—
Other current liabilities	10,398	27	21,816	—	32,241
Current maturities of long-term debt	363	867	9,644	—	10,874
Current liabilities of discontinued operations	—	—	393	—	393
Total current liabilities	12,344	933	87,806	(24,537)	76,546
Long-term debt, less current maturities	545,008	1,297	23,521	—	569,826
Long-term deferred tax liabilities	76,974	—	—	—	76,974
Other long-term liabilities	2,405	—	62,848	—	65,253
Long-term liabilities of discontinued operations	—	—	125	—	125
Non-controlling interests—redeemable	—	—	30,091	—	30,091
Total Symbion, Inc. stockholders' equity	108,969	66,835	33,006	(99,841)	108,969
Non-controlling interests—non-redeemable	—	—	65,084	—	65,084
Total equity	108,969	66,835	98,090	(99,841)	174,053
Total liabilities and stockholders' equity	$745,700	$69,065	$302,481	$(124,378)	$992,868

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
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

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2014
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Consolidated Total

Revenues	$5,397	$304	$140,708	$(4,199)	$142,210
Operating expenses:
Salaries and benefits	—	—	39,122	—	39,122
Supplies	—	—	36,995	—	36,995
Professional and medical fees	—	253	11,558	—	11,811
Lease expense	—	—	6,976	—	6,976
Other operating expenses	—	5	9,403	—	9,408
Cost of revenues	—	258	104,054	—	104,312
General and administrative expenses	5,530	—	—	—	5,530
Depreciation and amortization	238	—	5,661	—	5,899
Provision for doubtful accounts	—	—	2,891	—	2,891
Income from equity investments	—	(964)	(44)	—	(1,008)
Loss on disposal or impairment of long-lived assets, net	—	—	4	—	4
Management fees	—	—	4,199	(4,199)	—
Equity in earnings of affiliates	(13,603)	(12,277)	—	25,880	—
Proceeds from insurance settlements, net	—	—	(31)	—	(31)
Merger transaction costs	2,318	—	—	—	2,318
Total operating expenses	(5,517)	(12,983)	116,734	21,681	119,915
Operating income	10,914	13,287	23,974	(25,880)	22,295
Interest (expense) income, net	(12,721)	271	(2,041)	—	(14,491)
(Loss) income before income taxes and discontinued operations	(1,807)	13,558	21,933	(25,880)	7,804
Provision for income taxes	1,357	—	72	—	1,429
(Loss) income from continuing operations	(3,164)	13,558	21,861	(25,880)	6,375
Income from discontinued operations, net of income taxes	82	45	81	—	208
Net (loss) income	(3,082)	13,603	21,942	(25,880)	6,583
Less: Net income attributable to non-controlling interests	—	—	(9,665)	—	(9,665)
Net (loss) income attributable to Symbion, Inc.	$(3,082)	$13,603	$12,277	$(25,880)	$(3,082)

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Consolidated Total

Revenues	$5,101	$—	$131,211	$(4,048)	$132,264
Operating expenses:
Salaries and benefits	—	—	37,182	—	37,182
Supplies	—	—	36,041	—	36,041
Professional and medical fees	—	—	10,750	—	10,750
Lease expense	—	—	6,668	—	6,668
Other operating expenses	—	—	8,854	—	8,854
Cost of revenues	—	—	99,495	—	99,495
General and administrative expense	5,283	—	—	—	5,283
Depreciation and amortization	167	—	5,183	—	5,350
Provision for doubtful accounts	—	—	2,359	—	2,359
Income on equity investments	—	(986)	(53)	—	(1,039)
(Gain) loss on disposal or impairment and long-lived assets, net	(1,000)	21,248	(12,575)	—	7,673
Management fees	—	—	4,048	(4,048)	—
Equity in earnings of affiliates	(4,177)	(23,785)	—	27,962	—
Litigation settlements, net	—	—	(35)	—	(35)
Total operating expenses	273	(3,523)	98,422	23,914	119,086
Operating income	4,828	3,523	32,789	(27,962)	13,178
Interest (expense) income, net	(12,980)	615	(2,278)	—	(14,643)
(Loss) income before income taxes and discontinued operations	(8,152)	4,138	30,511	(27,962)	(1,465)
(Benefit from) provision for income taxes	(842)	—	302	—	(540)
(Loss) income from continuing operations	(7,310)	4,138	30,209	(27,962)	(925)
Income from discontinued operations, net of income taxes	132	39	2,239	—	2,410
Net (loss) income	(7,178)	4,177	32,448	(27,962)	1,485
Less: Net income attributable to non-controlling interests	—	—	(8,663)	—	(8,663)
Net (loss) income attributable to Symbion, Inc.	$(7,178)	$4,177	$23,785	$(27,962)	$(7,178)

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2014
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Consolidated Total

Revenues	$10,418	$516	$273,359	$(8,117)	$276,176
Operating expenses:
Salaries and benefits	—	—	77,142	—	77,142
Supplies	—	—	70,913	—	70,913
Professional and medical fees	—	409	22,068	—	22,477
Lease expense	—	—	13,735	—	13,735
Other operating expenses	—	5	18,555	—	18,560
Cost of revenues	—	414	202,413	—	202,827
General and administrative expenses	11,175	—	—	—	11,175
Depreciation and amortization	441	—	11,033	—	11,474
Provision for doubtful accounts	—	—	6,686	—	6,686
Income from equity investments	—	(1,556)	(50)	—	(1,606)
Gain on disposal or impairment of long-lived assets, net	—	(64)	(193)	—	(257)
Management fees	—	—	8,117	(8,117)	—
Equity in earnings of affiliates	(19,221)	(16,901)	—	36,122	—
Proceeds from insurance settlements, net	—	—	(81)	—	(81)
Merger transaction costs	2,318	—	—	—	2,318
Litigation settlements, net	—	—	3	—	3
Total operating expenses	(5,287)	(18,107)	227,928	28,005	232,539
Operating income	15,705	18,623	45,431	(36,122)	43,637
Interest (expense) income, net	(25,324)	497	(4,029)	—	(28,856)
(Loss) income before income taxes and discontinued operations	(9,619)	19,120	41,402	(36,122)	14,781
Provision for (benefit from) income taxes	2,796	—	(12)	—	2,784
(Loss) income from continuing operations	(12,415)	19,120	41,414	(36,122)	11,997
Income (loss) from discontinued operations, net of income taxes	200	101	(6,235)	—	(5,934)
Net (loss) income	(12,215)	19,221	35,179	(36,122)	6,063
Less: Net income attributable to non-controlling interests	—	—	(18,278)	—	(18,278)
Net (loss) income attributable to Symbion, Inc.	$(12,215)	$19,221	$16,901	$(36,122)	$(12,215)

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Consolidated Total

Revenues	$10,035	$—	$260,615	$(8,003)	$262,647
Operating expenses:
Salaries and benefits	—	—	73,788	—	73,788
Supplies	—	—	70,445	—	70,445
Professional and medical fees	—	—	21,091	—	21,091
Lease expense	—	—	13,403	—	13,403
Other operating expenses	—	—	17,582	—	17,582
Cost of revenues	—	—	196,309	—	196,309
General and administrative expenses	11,124	—	—	—	11,124
Depreciation and amortization	282	—	10,945	—	11,227
Provision for doubtful accounts	—	—	5,184	—	5,184
Income from equity investments	—	(1,843)	(77)	—	(1,920)
(Gain) loss on disposal or impairment of long-lived assets, net	(1,000)	20,812	(12,631)	—	7,181
Management fees	—	—	8,003	(8,003)	—
Equity in earnings of affiliates	(14,709)	(32,345)	—	47,054	—
Litigation settlements, net	—	—	(198)	—	(198)
Total operating expenses	(4,303)	(13,376)	207,535	39,051	228,907
Operating income	14,338	13,376	53,080	(47,054)	33,740
Interest (expense) income, net	(25,930)	1,190	(4,656)	—	(29,396)
(Loss) income before income taxes and discontinued operations	(11,592)	14,566	48,424	(47,054)	4,344
(Benefit from) provision for income taxes	(13)	—	621	—	608
(Loss) income from continuing operations	(11,579)	14,566	47,803	(47,054)	3,736
Income from discontinued operations, net of income taxes	355	143	1,509	—	2,007
Net (loss) income	(11,224)	14,709	49,312	(47,054)	5,743
Less: Net income attributable to non-controlling interests	—	—	(16,967)	—	(16,967)
Net (loss) income attributable to Symbion, Inc.	$(11,224)	$14,709	$32,345	$(47,054)	$(11,224)

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2014
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Consolidated Total

Net (loss) income	$(3,082)	$13,603	$21,942	$(25,880)	$6,583

Comprehensive (loss) income	$(3,082)	$13,603	$21,942	$(25,880)	$6,583
Less: Comprehensive income attributable to non-controlling interests	—	—	(9,665)	—	(9,665)
Comprehensive (loss) income attributable to Symbion, Inc.	$(3,082)	$13,603	$12,277	$(25,880)	$(3,082)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Consolidated Total

Net (loss) income	$(7,178)	$4,177	$32,448	$(27,962)	$1,485

Comprehensive (loss) income	$(7,178)	$4,177	$32,448	$(27,962)	$1,485
Less: Comprehensive income attributable to non-controlling interests	—	—	(8,663)	—	(8,663)
Comprehensive (loss) income attributable to Symbion, Inc.	$(7,178)	$4,177	$23,785	$(27,962)	$(7,178)

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2014
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Consolidated Total

Net (loss) income	$(12,215)	$19,221	$35,179	$(36,122)	$6,063

Comprehensive (loss) income	$(12,215)	$19,221	$35,179	$(36,122)	$6,063
Less: Comprehensive income attributable to non-controlling interests	—	—	(18,278)	—	(18,278)
Comprehensive (loss) income attributable to Symbion, Inc.	$(12,215)	$19,221	$16,901	$(36,122)	$(12,215)

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Consolidated Total

Net (loss) income	$(11,224)	$14,709	$49,312	$(47,054)	$5,743

Comprehensive (loss) income	$(11,224)	$14,709	$49,312	$(47,054)	$5,743
Less: Comprehensive income attributable to non-controlling interests	—	—	(16,967)	—	(16,967)
Comprehensive (loss) income attributable to Symbion, Inc.	$(11,224)	$14,709	$32,345	$(47,054)	$(11,224)

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2014
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Consolidated Total

Cash flows from operating activities:
Net (loss) income	$(12,215)	$19,221	$35,179	$(36,122)	$6,063
Adjustments to reconcile net (loss) income to net cash from operating activities:
(Income) loss from discontinued operations, net of income taxes	(200)	(101)	6,235	—	5,934
Depreciation and amortization	441	—	11,033	—	11,474
Amortization of debt issuance costs and discounts	1,981	—	46	—	2,027
Payment-in-kind interest expense	4,762	—	—	—	4,762
Stock-based compensation	194	—	—	—	194
Gain on disposal or impairment of long-lived assets, net	—	(64)	(193)	—	(257)
Deferred income taxes	2,645	—	—	—	2,645
Equity in earnings of affiliates	(19,221)	(16,901)	—	36,122	—
Income from equity investments, net of distributions received	—	276	(51)	—	225
Provision for doubtful accounts	—	—	6,686	—	6,686
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	—	—	(7,653)	—	(7,653)
Other operating assets and liabilities	9,797	19,822	(30,016)	—	(397)
Net cash (used in) provided by operating activities—continuing operations	(11,816)	22,253	21,266	—	31,703
Net cash provided by operating activities—discontinued operations	—	—	478	—	478
Net cash (used in) provided by operating activities	(11,816)	22,253	21,744	—	32,181
Cash flows from investing activities:
Purchases of property and equipment, net	(759)	—	(10,582)	—	(11,341)
Payments for acquisitions, net of cash acquired	—	(434)	—	—	(434)
Proceeds from divestitures	—	313	—	—	313
Net cash used in investing activities—continuing operations	(759)	(121)	(10,582)	—	(11,462)
Net cash provided by investing activities—discontinued operations	—	—	3,479	—	3,479
Net cash used in investing activities	(759)	(121)	(7,103)	—	(7,983)
Cash flows from financing activities:
Borrowings on revolving credit facility	10,000	—	—	—	10,000
Principal payments on long-term debt	(595)	—	(5,093)	—	(5,688)
Borrowings of long-term debt	—	—	8,694	—	8,694
Change in restricted invested assets	—	—	(138)	—	(138)
Distributions to non-controlling interest holders	—	—	(18,330)	—	(18,330)
Payments related to ownership transactions with consolidated affiliates	—	(23,546)	—	—	(23,546)
Other financing activities	—	—	(120)	—	(120)
Net cash provided by (used in) financing activities—continuing operations	9,405	(23,546)	(14,987)	—	(29,128)
Net cash used in financing activities—discontinued operations	—	—	(69)	—	(69)
Net cash provided by (used in) financing activities	9,405	(23,546)	(15,056)	—	(29,197)
Net decrease in cash and cash equivalents	(3,170)	(1,414)	(415)	—	(4,999)
Cash and cash equivalents at beginning of period	6,415	4,788	44,589	—	55,792
Cash and cash equivalents at end of period	$3,245	$3,374	$44,174	$—	$50,793

SYMBION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2013
(In thousands)

	Parent Issuer	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Consolidated Total

Cash flows from operating activities:
Net (loss) income	$(11,224)	$14,709	$49,312	$(47,054)	$5,743
Adjustments to reconcile net (loss) income to net cash from operating activities:
Income from discontinued operations, net of income taxes	(355)	(143)	(1,509)	—	(2,007)
Depreciation and amortization	282	—	10,945	—	11,227
Amortization of debt issuance costs and discounts	1,928	—	—	—	1,928
Payment-in-kind interest expense	4,403	—	—	—	4,403
Stock-based compensation	103	—	—	—	103
(Gain) loss on disposal or impairment of long-lived assets, net	(1,000)	20,812	(12,631)	—	7,181
Deferred income taxes	257	—	—	—	257
Equity in earnings of affiliates	(14,709)	(32,345)	—	47,054	—
Income from equity investments, net of distributions received	—	(264)	(77)	—	(341)
Provision for doubtful accounts	—	—	5,184	—	5,184
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	—	—	(6,132)	—	(6,132)
Other operating assets and liabilities	18,054	163	(24,563)	—	(6,346)
Net cash (used in) provided by operating activities - continuing operations	(2,261)	2,932	20,529	—	21,200
Net cash provided by operating activities - discontinued operations	—	—	1,467	—	1,467
Net cash (used in) provided by operating activities	(2,261)	2,932	21,996	—	22,667
Cash flows from investing activities:
Purchases of property and equipment, net	(1,226)	—	(6,901)	—	(8,127)
Payments for acquisitions, net of cash acquired	—	(432)	196	—	(236)
Proceeds from divestitures	—	447	2,690	—	3,137
Other investing activities	—	—	2,200	—	2,200
Net cash (used in) provided by investing activities - continuing operations	(1,226)	15	(1,815)	—	(3,026)
Net cash provided by investing activities - discontinued operations	—	—	3,383	—	3,383
Net cash (used in) provided by investing activities	(1,226)	15	1,568	—	357
Cash flows from financing activities:
Principal payments on long-term debt	—	—	(13,500)	—	(13,500)
Borrowings of long-term debt	—	—	6,525	—	6,525
Payment of debt issuance costs	—	—	(488)	—	(488)
Change in restricted invested assets	—	—	792	—	792
Distributions to non-controlling interest holders	—	—	(16,288)	—	(16,288)
Proceeds from ownership transactions with consolidated affiliates	—	558	—	—	558
Other financing activities	—	—	(23)	—	(23)
Net cash provided by (used in) financing activities - continuing operations	—	558	(22,982)	—	(22,424)
Net cash used in financing activities - discontinued operations	—	—	(290)	—	(290)
Net cash provided by (used in) financing activities	—	558	(23,272)	—	(22,714)
Net (decrease) increase in cash and cash equivalents	(3,487)	3,505	292	—	310
Cash and cash equivalents at beginning of period	8,505	26,174	38,629	—	73,308
Cash and cash equivalents at end of period	$5,018	$29,679	$38,921	$—	$73,618

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
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict.  These factors include, without limitation:

•
the occurrence of any event, change or other circumstances that delays the consummation of the Merger contemplated by the merger agreement with Surgery Center Holdings, Inc. or results in the Merger failing to be consummated;

•	the failure to obtain required regulatory approvals for the Merger, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976;

•	requirements that we comply with certain restrictions and covenants until the completion of the Merger;

•	risks that the Merger disrupts current plans and operations and gives rise to potential difficulties in employee retention;

•	the amount of the costs, fees, expenses and charges related to the Merger;

•	our substantial leverage and its impact on our ability to raise additional capital, react to changes in the economy and our industry and meet our obligations under our debt instruments;

•	our ability to comply with the restrictive covenants in our debt instruments;

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

•
the risk of changes to laws governing the corporate practice of medicine that may require us to restructure some of our relationships, which could result in a significant loss of revenues, require us to purchase some or all of the non-controlling interests in our facilities, and divert resources to restructure or repurchase these interests;

•	risks related to the nature of our corporate structure, including the level of control exercised by Crestview;

•
our legal responsibility to the holders of ownership interests in the entities through which we own surgical facilities, which may conflict with the interests of our noteholders and prevent us from acting solely in our own best interests or the interests of our noteholders;

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
Merger with Surgery Center Holdings, Inc.
On June 13, 2014, Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Surgery Center Holdings, Inc. (“Buyer”), Buyer’s wholly-owned subsidiary, SCH Acquisition Corp. (“Merger Sub”), and, solely in its capacity as the Stockholders’ Representative under the Merger Agreement, Crestview Symbion Holdings, L.L.C., an affiliate of Crestview. Pursuant to the terms of the Merger Agreement, Merger Sub is to merge with and into Holdings, with Holdings being the surviving corporation in the merger (the “Merger”). At the closing of the Merger, each share of common stock of Holdings, other than those held by Holdings or by Buyer, Merger Sub or their subsidiaries and other than those shares with respect to which appraisal rights are properly exercised in accordance with the General Corporation Law of the State of Delaware, will be converted into the right to receive a cash payment per share equal to (x) $792.0 million, subject to certain adjustments for Holdings’ cash, debt, transaction expenses, working capital and other items at closing, plus the aggregate exercise price of all vested options, minus certain escrowed amounts relating to post-closing purchase price adjustment and indemnity obligations, divided by (y) the number of shares outstanding on a fully-diluted basis assuming full exercise of vested options and exercise of rights to receive shares upon the exchange of the 8.00% Senior PIK Exchangeable Notes due 2017 issued by Symbion (the “Merger Consideration”). In addition, each outstanding option to purchase shares of Holdings’ common stock will be cancelled, and the holders of vested options will be paid an amount equal to the excess, if any, of the Merger Consideration over the per-share exercise price of such vested options.
Buyer has obtained financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which are to be sufficient for Buyer to pay the aggregate Merger Consideration and all related fees and expenses. Consummation of the Merger is not subject to a financing condition, but it is subject to customary closing conditions including (i) the absence of a material adverse effect on Holdings, (ii) the receipt of certain state regulatory approvals and (iii) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The parties anticipate that the transactions contemplated by the Merger Agreement will close near the end of the third quarter or early in the fourth quarter of 2014.
Executive Overview
We own and operate a national network of short stay surgical facilities in 23 states. Our surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, cardiology, gastroenterology, ophthalmology, orthopedics and pain management.  Some of our surgical hospitals also provide acute care services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care.
We own our surgical facilities in partnership with physicians and in some cases healthcare systems in the markets and communities we serve. We apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe this approach aligns our interests with those of our partners.
As of August 8, 2014, we owned and operated 50 surgical facilities, including 44 ASCs and six surgical hospitals.  We also managed six additional ASCs.  We owned a majority interest in 30 of the 50 surgical facilities and consolidated 45 facilities for financial reporting purposes.  In addition to our surgical facilities, we also manage one physician clinic in a market in which we operate an ASC and a surgical hospital. We reported one operating surgical facility in discontinued operations.
When attractive opportunities arise, we may develop, acquire or operate surgical facilities through strategic relationships with healthcare systems and other healthcare providers.  We believe that forming a relationship with a healthcare system can enhance our ability to attract physicians and access managed care contracts for our surgical facilities in that market.  As of August 8, 2014, we have relationships with ten healthcare systems relating to 14 ASCs. These healthcare systems include:

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
We continue to focus on improving the performance of our same store facilities, selectively acquiring established facilities, developing new facilities and adding new services. During the six months ended June 30, 2014, we acquired an incremental ownership interest of 13.6% in our surgical hospital located in Idaho Falls, Idaho for a purchase price of $24.4 million. In addition, the surgical hospital located in Lubbock, Texas, in which we have a 58.3% ownership interest, acquired the ancillary services of a physician practice located in the same market. The purchase price paid for the acquisition of these services was $428,000.
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
The following table summarizes our revenues by service type as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Patient service revenues	99.0%	99.0%	98.9%	99.1%
Other service revenues	1.0%	1.0%	1.1%	0.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Private insurance	57.4%	59.2%	57.7%	59.1%
Government	36.7%	33.6%	36.2%	33.8%
Self-pay	2.2%	3.1%	2.3%	2.8%
Other	3.7%	4.1%	3.8%	4.3%
Total patient service revenues	100.0%	100.0%	100.0%	100.0%
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

The following table sets forth the percentage of our cases by specialty generated in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Cardiology	2.1%	2.1%	2.0%	2.2%
Ear, nose and throat	4.9%	5.7%	4.9%	5.8%
Gastrointestinal	29.9%	28.7%	30.2%	28.3%
General surgery	4.0%	4.1%	4.1%	4.1%
Obstetrics/gynecology	3.7%	3.5%	3.6%	3.6%
Ophthalmology	16.3%	17.3%	16.2%	17.2%
Orthopedic	15.3%	14.9%	15.4%	15.4%
Pain management	12.6%	12.8%	12.5%	12.4%
Plastic surgery	2.2%	2.4%	2.1%	2.5%
Other	9.0%	8.5%	9.0%	8.5%
Total	100.0%	100.0%	100.0%	100.0%
Case Growth
Same Store Information
For the three months ended June 30, 2014, we define same store facilities as those facilities that we have owned and operated since July 1, 2013 and for the six months ended June 30, 2014, we define same store facilities as those facilities that we have owned and operated since January 1, 2013. The following table includes same store information about both consolidated surgical facilities included in continuing operations whose revenues are included in our revenues and non-consolidated surgical facilities that are not reported in our revenues, as we account for these surgical facilities using the equity method.  This same store facilities table is presented to allow comparability to other companies in our industry.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Cases	55,242	55,384	107,212	107,290
Case growth	(0.3)%		(0.1)%
Net patient service revenue per case	$2,727	$2,454	$2,720	$2,526
Net patient service revenue per case growth	11.1%		7.7%
Number of same store surgical facilities	46		46
Consolidated Information
The following table sets forth information for all surgical facilities included in continuing operations that we consolidate for financial reporting purposes. Accordingly, the table includes surgical facilities that we have acquired or developed since July 1, 2013 for the three month periods and January 1, 2013 for the six month periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Cases	51,913	53,074	100,875	102,841
Case growth	(2.2)%		(1.9)%
Net patient service revenue per case	$2,712	$2,469	$2,709	$2,530
Net patient service revenue per case growth	9.8%		7.1%
Number of consolidated surgical facilities included in continuing operations	44	44	44	44

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
In addition to the Healthcare Reform Acts, other legislation has required further reductions in Medicare payments. For example, the Budget Control Act of 2011 (the “BCA”), which was enacted on August 2, 2011, increased the nation’s debt ceiling while taking steps to reduce the federal deficit. The BCA requires $1.2 trillion in automatic across-the-board spending reductions for federal fiscal year (“FFY”) 2013 through FFY 2021, split evenly between domestic and defense spending. While certain programs (including the Medicaid program) are protected from these automatic spending reductions, payments to Medicare providers may be subject to reductions of up to 2.0%. The BCA's automatic spending reductions were originally set to begin on January 2, 2013. However, the enactment of the American Taxpayer Relief Act of 2012 (“ATRA”) postponed the implementation of the automatic spending reductions required by the BCA until March 1, 2013. On March 1, 2013, President Barack Obama signed an order implementing the automatic spending reductions required by the BCA. On December 26, 2013, the Pathway for SGR Reform Act of 2013 (the “Pathway Act”) was enacted. Among other things, the Pathway Act extended the automatic across-the-board spending reductions required by the BCA through FFY 2023. On February 11, 2014, Congress, as a part of a bill to restore certain military retiree pension benefits, approved a one-year extension of the automatic across-the-board spending reductions required by the BCA through 2024. On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014 (the “PAMA”) into law, which, among other things, realigns the automatic spending reductions in FFY 2024 such that there will be a 4.0% sequester for the first six months of FFY 2024 and a 0.0% sequester for the second six months of FFY 2024.
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
Medicare Reimbursement-Ambulatory Surgery Centers
Payments under the Medicare program to ASCs are made under a system whereby the Secretary of the Department of Health and Human Services determines payment amounts prospectively for various categories of medical services performed in ASCs based upon the hospital outpatient prospective payment system (“OPPS”). On July 14, 2014, CMS published a proposed rule to update the Medicare program's payment policies and rates for ASCs for calendar year (“CY”) 2015. Among other things, the proposed rule applies a 1.2% increase to the ASC payment rate for CY 2015 for ASCs that successfully report the quality measures for the ASC Quality Reporting (“ASCQR”) Program and a 0.8% decrease for ASCs that do not. The increase is based on a proposed consumer price index for all urban consumers (CPI-U) update of 1.7%, which is reduced by a multi-factor productivity adjustment of 0.5%. In addition, among other things, the proposed rule also adds ten new procedures to the Medicare program’s list of ASC covered surgical procedures and adds one new quality measure to the ASCQR Program that ASCs will need to report in order to receive the full payment rate update for CY 2017 and subsequent years. CMS estimates that total Medicare payments to ASCs will increase by $243 million in CY 2015.
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
Medicare Reimbursement-Hospital Outpatient Services
On July 14, 2014, CMS published its OPPS proposed rule for CY 2015. Among other things, the proposed rule provides for a payment rate increase of 2.1% percent for hospitals that meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting Program and a payment rate increase of 0.1% for hospitals that do not. The proposed rate increase is based on a proposed hospital market basket increase of 2.7%, which is reduced by a multi-factor productivity adjustment of 0.4% and an additional 0.2% reduction required by the Healthcare Reform Acts.
The proposed rule also makes several other changes to the Medicare program’s OPPS, including revising the requirements for physician certification of hospital inpatient services such that a physician certification is only required for outlier and long-stay cases of 20 days or more, and requiring hospitals and physicians to provide additional information about services provided in off-campus provider-based departments on their claim forms.
Privacy and Security Requirements
On January 16, 2009, CMS published its 10th Edition of International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) and related changes to the formats used for certain electronic transactions. ICD-10 contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system, and as a result, the coding for the services provided in our surgical facilities and hospitals will require much greater specificity. ICD-10 will require a significant investment in technology and training. As a result, we may experience delays in reimbursement while our surgical facilities and the payors from which we seek reimbursement make the transition to ICD-10. While providers were originally required to complete the implementation of ICD-10 by October 1, 2014, Congress extended this deadline to October 1, 2015 with the passage of the PAMA. If any of our surgical facilities fail to implement the new ICD-10 diagnosis coding system by the deadline, the affected surgical facility will not be paid for services. We are not able to predict the overall financial impact of our transition to ICD-10
Adoption of Electronic Health Records
The HITECH Act  includes provisions designed to increase the use of Electronic Health Records (“EHR”) by both physicians and hospitals. Beginning with FFY 2011 and extending through FFY 2016, eligible hospitals may receive incentive payments based upon successfully demonstrating meaningful use of its certified EHR technology. Beginning in FFY 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology will be subject to reduced payments from Medicare. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages. Stage 1 has been in effect since 2011 and on August 23, 2012, HHS released final requirements for Stage 2, which took effect starting in FFY 2014 for hospitals. We strive to comply with the EHR meaningful use requirements of the HITECH Act so as to qualify for incentive payments. Continued implementation of EHR and compliance with the HITECH Act will result in significant costs.  During the three months ended June 30, 2014 and 2013, we spent $96,000 and $1.1 million, respectively, related to hardware, software and implementation costs, of which $96,000 and $938,000, respectively, was capitalized in these periods. For the six months ended June 30, 2014 and 2013, we spent $572,000 and $3.0 million, respectively, related to hardware, software and implementation costs, of which $548,000 and $2.5 million, respectively, was capitalized in these periods. We expect to receive incentive payments and recognize corresponding revenue upon the completion of the EHR meaningful use requirements.
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

In addition, on July 22, 2014, the U.S. Court of Appeals for the District of Columbia and the U.S. Court of Appeals for the Fourth Circuit issued conflicting rulings on whether premium subsidies may be made available to individuals residing in the 36 states that have federally-run health insurance exchanges. The unavailability of premium subsidies for individuals purchasing their insurance through federally-run health insurance exchanges would result in many of those individuals dropping their coverage and increasing the number of uninsured.
In addition to the legal challenges, several bills have been and will likely continue to be introduced in Congress to defund, repeal or amend all or significant provisions of the Affordable Care Act, and a number of provisions of the Affordable Care Act that were supposed to become effective in 2014, such as the provision that requires employers with 50 or more full-time employees or full-time employee equivalents to provide affordable health insurance to those employees, have been delayed until 2015 or 2016. As a result, it is difficult to predict the impact the Healthcare Reform Acts will have on our business given the delay in implementing regulations and key provisions of the Healthcare Reform Acts and the possible ongoing amendment or repeal of elements of the Healthcare Reform Acts. However, depending on how the Healthcare Reform Acts are ultimately interpreted, amended and implemented, they could have an adverse effect on our business, financial condition and results of operations.
Operating Income Margin
Our operating income margin for the three months ended June 30, 2014 increased to 15.7% from 10.0% during the three months ended June 30, 2013. During the three months ended June 30, 2014, we recorded $2.3 million of merger transaction costs related to the Merger. During the three months ended June 30, 2013, we recorded a loss of $7.7 million related to an asset sale at our surgical hospital in Austin, Texas. Excluding the impact of these items, our operating income margin was 17.3% for the three months ended June 30, 2014 and 15.8% for the three months ended June 30, 2013. This increase in the 2014 period from the 2013 period is primarily attributable to our surgical hospital in Lubbock, Texas, which we acquired in June 2012. We have made significant investments in this facility to implement new patient service lines. During 2013, these investments put pressure on our operating margins as they were not fully developed. For 2014, the new patient service lines are maturing and are positively impacting our operating margins.
Acquisitions and Developments
Effective March 7, 2014, we acquired an incremental ownership interest of 13.6% in the surgical hospital located in Idaho Falls, Idaho for a purchase price of $24.4 million. As of June 30, 2014, we had a 61.7% ownership interest in this facility. This transaction was partially financed with $10.0 million of proceeds from the Credit Facility and the remainder was funded with cash from continuing operations.
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
Discontinued Operations and Divestitures
Effective March 31, 2014, we reclassified our surgical facility located in Lynbrook, New York to discontinued operations. On May 22, 2014, we completed the sale of this facility. We recorded net proceeds of $3.7 million on this transaction and recognized a net loss of $6.6 million. The net loss consisted of an impairment charge of $6.6 million recorded as of March 31, 2014 and $37,000 of other net write-offs related to the facility, which were recorded in the three months ended June 30, 2014. The fair value used to calculate impairment as of March 31, 2014 was estimated based on what a market participant would be willing to pay as of that date and represented a Level 2 non-recurring fair value measurement. The net loss on sale of this facility, including impairment, was included in net loss from discontinued operations, net of income taxes, on the consolidated statements of income for the three and six months ended June 30, 2014, as applicable. This facility was previously consolidated for financial reporting purposes.
Effective December 31, 2013, we reclassified our surgical facility located in Worcester, Massachusetts to discontinued operations. We entered into a purchase agreement effective January 2, 2014 related to the sale of this facility and expect to complete this transaction in the third quarter of 2014. The results of operations related to this facility have been included in discontinued operations for the three and six months ended June 30, 2014 and 2013. This facility is consolidated for financial reporting purposes.

A summary of certain operating results impacting the statements of operations related to discontinued operations follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$3,050	$4,034	$5,468	$9,553
Operating income	208	465	632	982
Loss (gain) on sale or disposal	37	(1,478)	37	(563)
Impairment of assets held for sale	—	—	6,577	—
Benefit from income taxes	(37)	(467)	(48)	(462)
Income (loss) from discontinued operations, net of income taxes	208	2,410	(5,934)	2,007
Results of Operations
The following tables summarize certain results from the statements of operations for the three and six months ended June 30, 2014 and 2013. The tables also show the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$142,210	100.0%	$132,264	100.0%
Operating expenses:
Cost of revenues	104,312	73.4%	99,495	75.2%
General and administrative expenses	5,530	3.9%	5,283	4.0%
Depreciation and amortization	5,899	4.1%	5,350	4.0%
Provision for doubtful accounts	2,891	2.0%	2,359	1.8%
Income from equity investments	(1,008)	(0.7)%	(1,039)	(0.8)%
Loss on disposal or impairment of long-lived assets, net	4	—%	7,673	5.8%
Proceeds from insurance settlements, net	(31)	—%	—	—%
Merger transaction costs	2,318	1.6%	—	—%
Litigation settlements, net	—	—%	(35)	—%
Total operating expenses	119,915	84.3%	119,086	90.0%
Operating income	22,295	15.7%	13,178	10.0%
Interest expense, net	(14,491)	(10.2)%	(14,643)	(11.1)%
Income (loss) before income taxes and discontinued operations	7,804	5.5%	(1,465)	(1.1)%
Provision for (benefit from) income taxes	1,429	1.0%	(540)	(0.4)%
Income (loss) from continuing operations	6,375	4.5%	(925)	(0.7)%
Income from discontinued operations, net of income taxes	208	0.1%	2,410	1.8%
Net income	6,583	4.6%	1,485	1.1%
Less: Net income attributable to non-controlling interests	(9,665)	(6.8)%	(8,663)	(6.5)%
Net loss attributable to Symbion, Inc.	$(3,082)	(2.2)%	$(7,178)	(5.4)%

	Six Months Ended June 30,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$276,176	100.0%	$262,647	100.0%
Operating expenses:
Cost of revenues	202,827	73.4%	196,309	74.7%
General and administrative expenses	11,175	4.1%	11,124	4.3%
Depreciation and amortization	11,474	4.2%	11,227	4.3%
Provision for doubtful accounts	6,686	2.4%	5,184	2.0%
Income from equity investments	(1,606)	(0.6)%	(1,920)	(0.7)%
(Gain) loss on disposal or impairment of long-lived assets, net	(257)	(0.1)%	7,181	2.7%
Proceeds from insurance settlements, net	(81)	—%	—	—%
Merger transaction costs	2,318	0.8%	—	—%
Litigation settlements, net	3	—%	(198)	(0.1)%
Total operating expenses	232,539	84.2%	228,907	87.2%
Operating income	43,637	15.8%	33,740	12.8%
Interest expense, net	(28,856)	(10.4)%	(29,396)	(11.2)%
Income before income taxes and discontinued operations	14,781	5.4%	4,344	1.6%
Provision for income taxes	2,784	1.0%	608	0.2%
Income from continuing operations	11,997	4.4%	3,736	1.4%
(Loss) income from discontinued operations, net of income taxes	(5,934)	(2.1)%	2,007	0.8%
Net income	6,063	2.3%	5,743	2.2%
Less: Net income attributable to non-controlling interests	(18,278)	(6.6)%	(16,967)	(6.5)%
Net loss attributable to Symbion, Inc.	$(12,215)	(4.3)%	$(11,224)	(4.3)%
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Overview. During the three months ended June 30, 2014, our revenues increased 7.5% to $142.2 million from $132.3 million for the three months ended June 30, 2013. We incurred a net loss attributable to Symbion, Inc. for the 2014 period of $3.1 million, compared to $7.2 million for the 2013 period.
Our financial results for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 reflect the addition of surgical facilities and ancillary services that we have acquired since July 1, 2013. In July 2013, we acquired a minority ownership interest in a surgical facility located in Jackson, Tennessee which we previously managed and now account for under the equity method. In December 2013, we acquired a surgical facility located in Providence, Rhode Island which we consolidate for financial reporting purposes. We also acquired ancillary services at our surgical hospitals located in Great Falls, Montana and Lubbock, Texas in December 2013 and January 2014, respectively. Our financial results for the 2014 period when compared to the 2013 period also reflect the impact of the June 2013 transaction associated with our surgical hospital located in Austin, Texas, which included an asset sale and a decrease in our ownership interest to 25.0% in this facility. This facility was previously consolidated for financial reporting purposes but is now accounted for as an equity method investment.
Revenues. Revenues for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2014	2013	Dollar Variance	Percent Variance

Patient service revenues	$140,767	$131,014	$9,753	7.4%
Other service revenues	1,443	1,250	193	15.4%
Total revenues	$142,210	$132,264	$9,946	7.5%
Patient service revenues increased 7.4% to $140.8 million for the three months ended June 30, 2014 compared to $131.0 million for the three months ended June 30, 2013. This increase is primarily attributable to the surgical facilities and ancillary services acquired since July 1, 2013.

Cost of Revenues. Cost of revenues increased to $104.3 million for the three months ended June 30, 2014 compared to $99.5 million for the three months ended June 30, 2013 primarily attributable to the surgical facilities and ancillary services we acquired since July 1, 2013. As a percentage of revenues, cost of revenues were 73.4% for the 2014 period and 75.2% for the 2013 period.
General and Administrative Expenses. General and administrative expenses increased to $5.5 million for the three months ended June 30, 2014 compared to $5.3 million for the three months ended June 30, 2013. As a percentage of revenues, general and administrative expenses were 3.9% for the 2014 period compared to 4.0% for the 2013 period.
Depreciation and Amortization. Depreciation and amortization expenses increased to $5.9 million for the three months ended June 30, 2014 compared to $5.4 million for the three months ended June 30, 2013. As a percentage of revenues, depreciation and amortization expenses were 4.1% for the 2014 period and 4.0% for the 2013 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $2.9 million for the three months ended June 30, 2014 compared to $2.4 million for the three months ended June 30, 2013. As a percentage of revenues, the provision for doubtful accounts was 2.0% for the 2014 period and 1.8% for the 2013 period.
Loss on Disposal or Impairment of Long-Lived Assets, Net. The net loss on disposal of long-lived assets was $4,000 for the three months ended June 30, 2014 and $7.7 million for the three months ended June 30, 2013. The loss in each period was primarily related to the sale of ownership interests in surgical facilities.
Merger Transaction Costs. We incurred $2.3 million of merger transaction costs for the three months ended June 30, 2014 related to the Merger.
Operating Income. Our operating income was $22.3 million for the three months ended June 30, 2014 compared to $13.2 million for the three months ended June 30, 2013. As a percentage of revenues, operating income was 15.7% for the 2014 period and 10.0% for the 2013 period. During the three months ended June 30, 2014, we recorded $2.3 million of merger transaction costs related to the Merger. During the three months ended June 30, 2013, we recorded a loss of $7.7 million related to an asset sale at our surgical hospital in Austin, Texas. Excluding the impact of these items, our operating income margin was 17.3% for the three months ended June 30, 2014 and 15.8% for the three months ended June 30, 2013.
The increase in the 2014 period from the 2013 period is primarily attributable to our surgical hospital in Lubbock, Texas, which we acquired in June 2012. We have made significant investments in this facility to implement new patient service lines. During the 2013 period, these investments put pressure on our operating margins as they were not fully developed. For the 2014 period, the service lines have more fully matured and are positively impacting our operating margins.
Interest Expense, Net. Interest expense, net, was $14.5 million for the three months ended June 30, 2014 compared to $14.6 million for the three months ended June 30, 2013.
Income from Discontinued Operations, Net of Income Taxes. During the three months ended June 30, 2014, we had income from discontinued operations of $208,000 which primarily related to the sale of our surgical facility located in Lynbrook, New York. In the three months ended June 30, 2013, we had income from discontinued operations of $2.4 million, primarily related to the net impact of the sale of our surgical facility located in Havertown, Pennsylvania.
Provision for (Benefit From) Income Taxes.  The provision for income taxes was $1.4 million for the three months ended June 30, 2014 compared to a benefit of $540,000 for the three months ended June 30, 2013. Income tax expense in both periods was primarily attributable to non-cash deferred income tax expense related to our partnership investments. Income tax expense for the three months ended June 30, 2013 was offset by the tax benefit related to the deferred tax effect of the asset sale at our surgical hospital in Austin, Texas.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests increased to $9.7 million for the three months ended June 30, 2014 compared to $8.7 million for the three months ended June 30, 2013. The increase was primarily due to the increase in net income at our surgical facilities. As a percentage of revenues, net income attributable to non-controlling interests was 6.8% in the 2014 period and 6.5% for the 2013 period.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Overview. During the six months ended June 30, 2014, our revenues increased 5.2% to $276.2 million from $262.6 million for the six months ended June 30, 2013. We incurred a net loss attributable to Symbion, Inc. for the 2014 period of $12.2 million, compared to $11.2 million for the 2013 period.
Our financial results for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 reflect the addition of surgical facilities and ancillary services that we have acquired since July 1, 2013. In July 2013, we acquired a minority ownership interest in a surgical facility located in Jackson, Tennessee, which we previously managed and now account for under the equity method. In December 2013, we acquired a surgical facility located in Providence, Rhode Island which we consolidate for financial reporting purposes. We also acquired ancillary services at our surgical hospitals located in Great Falls, Montana and Lubbock, Texas in December 2013 and January 2014, respectively. Our financial results for the 2014 period when compared to the 2013 period also reflect the impact of the June 2013 transaction associated with our surgical hospital located in Austin, Texas, which included an asset sale and a decrease in our ownership interest to 25.0% in this facility. This facility was previously consolidated for financial reporting purposes but is now accounted for as an equity method investment.

Revenues. Revenues for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2014	2013	Dollar Variance	Percent Variance

Patient service revenues	$273,297	$260,202	$13,095	5.0%
Other service revenues	2,879	2,445	434	17.8%
Total revenues	$276,176	$262,647	$13,529	5.2%
Patient service revenues increased 5.0% to $273.3 million for the six months ended June 30, 2014 compared to $260.2 million for the six months ended June 30, 2013. This increase is primarily attributable to the surgical facilities and ancillary services we acquired since July 1, 2013.
Cost of Revenues. Cost of revenues increased to $202.8 million for the six months ended June 30, 2014 compared to $196.3 million for the six months ended June 30, 2013 primarily attributable to the surgical facilities and ancillary services we acquired since July 1, 2013. As a percentage of revenues, cost of revenues were 73.4% for the 2014 period and 74.7% for the 2013 period.
General and Administrative Expenses. General and administrative expenses were $11.2 million for the six months ended June 30, 2014 compared to $11.1 million for the six months ended June 30, 2013. As a percentage of revenues, general and administrative expenses were 4.1% for the 2014 period compared to 4.3% for the 2013 period.
Depreciation and Amortization. Depreciation and amortization expenses increased to $11.5 million for the six months ended June 30, 2014 compared to $11.2 million for the six months ended June 30, 2013. As a percentage of revenues, depreciation and amortization expenses were 4.2% for the 2014 period and 4.3% for the 2013 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $6.7 million for the six months ended June 30, 2014 compared to $5.2 million for the six months ended June 30, 2013. As a percentage of revenues, the provision for doubtful accounts was 2.4% for the 2014 period and 2.0% for the 2013 period.
(Gain) Loss on Disposal or Impairment of Long-Lived Assets, Net. The net gain on disposal or impairment of long-lived assets was $257,000 for the six months ended June 30, 2014, and the net loss on disposal of long-lived assets was $7.2 million for the six months ended June 30, 2013. The net loss for the six months ended June 30, 2013 primarily related to the asset sale at our surgical hospital located in Austin, Texas.
Merger Transaction Costs. We incurred $2.3 million of merger transaction costs for the six months ended June 30, 2014 related to the Merger.
Operating Income. Our operating income was $43.6 million for the six months ended June 30, 2014 compared to $33.7 million for the six months ended June 30, 2013. As a percentage of revenues, operating income was 15.8% for the 2014 period and 12.8% for the 2013 period. During the six months ended June 30, 2014, we recorded $2.3 million of merger transaction costs related to the Merger. During the six months ended June 30, 2013, we recorded a loss of $7.7 million related to the asset sale at our surgical hospital in Austin, Texas. Excluding the impact of these items, our operating income margin was 16.6% for the six months ended June 30, 2014 and 15.8% for the six months ended June 30, 2013.
Interest Expense, Net. Interest expense, net, was $28.9 million for the six months ended June 30, 2014 compared to $29.4 million for the six months ended June 30, 2013.
Loss (Income) from Discontinued Operations, Net of Income Taxes. During the six months ended June 30, 2014, we had a loss from discontinued operations of $5.9 million, which primarily related to our surgical facility located in Lynbrook, New York, which included an impairment charge of $6.6 million to write-down our assets held for sale at this facility to fair value, less costs to sell. In the six months ended June 30, 2013, we had income from discontinued operations of $2.0 million primarily related to the disposal of our surgical facility located in San Antonio, Texas and the sale of our surgical facility located in Havertown, Pennsylvania.
Provision for Income Taxes.  The provision for income taxes was $2.8 million for the six months ended June 30, 2014 compared to $608,000 for the six months ended June 30, 2013. Income tax expense in both periods was primarily attributable to non-cash deferred income tax expense related to our partnership investments.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests increased to $18.3 million for the six months ended June 30, 2014 compared to $17.0 million for the six months ended June 30, 2013. The increase was primarily due to the increase in net income at our surgical facilities. As a percentage of revenues, net income attributable to non-controlling interests was 6.6% for the 2014 period and 6.5% for the 2013 period.

Liquidity and Capital Resources
Operating Activities
During the six months ended June 30, 2014, we generated operating cash flow from continuing operations of $31.7 million compared to $21.2 million for the six months ended June 30, 2013. This increase is primarily due to the increase in operating income in the 2014 period compared to the 2013 period and the investment that we made in new patient service lines at our surgical hospital located in Lubbock, Texas. Additionally, the 2013 period was negatively impacted as a result of implementing EHR technology. At June 30, 2014, we had working capital of $81.4 million compared to $87.7 million at December 31, 2013.
Investing Activities
Net cash used in investing activities of continuing operations for the six months ended June 30, 2014 was $11.5 million. We paid $11.3 million related to purchases of property and equipment. In addition, we paid $434,000 related to our acquisition of ancillary services at our surgical hospital located in Lubbock, Texas, which was funded with cash from continuing operations. During the 2014 period, we received net proceeds from discontinued operations of $3.7 million from the sale of surgical facilities, primarily related to the sale of our surgical facility located in Lynbrook, New York.
Net cash used in investing activities of continuing operations for the six months ended June 30, 2013 was $3.0 million. We paid $8.1 million related to purchases of property and equipment. During the 2013 period, we received proceeds of $2.9 million, primarily related to our asset sale at our surgical hospital located in Austin, Texas. Additionally, we had proceeds from discontinued operations of $3.7 million, net of distributions to non-controlling interest partners, related to our sale of a surgical facility located in Havertown, Pennsylvania.
Financing Activities
Net cash used in financing activities of continuing operations during the six months ended June 30, 2014 was $29.1 million. We paid $24.4 million to acquire an additional 13.6% ownership interest in our surgical hospital located in Idaho Falls, Idaho. We borrowed $10.0 million on our revolving credit facility to partially fund this transaction. We distributed $18.3 million in cash to non-controlling interest holders during the 2014 period. In addition, we incurred other facility level borrowings of $8.7 million during the six months ended June 30, 2014 and made scheduled principal payments on our long-term debt totaling $5.7 million.
Net cash used in financing activities of continuing operations during the six months ended June 30, 2013 was $22.4 million. We distributed $16.3 million in cash to non-controlling interest holders during the period. During the 2013 period, we refinanced facility level debt at our surgical hospital located in Idaho Falls, Idaho facility. This refinancing transaction resulted in $6.5 million of borrowings from a new lender, $7.5 million of repayments to the previous lenders and $488,000 of debt issuance cost payments. We made scheduled principal payments on our long-term debt during the six months ended June 30, 2013 totaling $6.1 million.
Long-Term Debt
A summary of long-term debt follows (in thousands):

	June 30, 2014	December 31, 2013

Credit Facility	$10,000	$—
Senior Secured Notes, net of debt issuance discount of $2,321 and $2,858 at June 30, 2014 and December 31, 2013, respectively	338,679	338,142
PIK Exchangeable Notes	123,384	118,639
Toggle Notes	73,307	73,475
Notes payable and secured loans	29,148	24,970
Capital lease obligations	6,182	4,753
Total debt	580,700	559,979
Less: Current maturities	(10,874)	(8,993)
Total long-term debt	$569,826	$550,986
Credit Facility
Our Credit Facility matures on December 15, 2015. During the six months ended June 30, 2014, we borrowed $10.0 million on the Credit Facility. As of June 30, 2014, we had letters of credit outstanding of $1.8 million and $38.2 million of availability under the Credit Facility.
Loans under the Credit Facility bear interest, at our option, at the reserve adjusted LIBOR plus 4.50% or at the alternate base rate plus 3.50%. We are required to pay a commitment fee at a rate equal to 0.50% per annum on the undrawn portion of commitments under the Credit Facility. This fee is payable quarterly in arrears and on the date of termination or expiration of the commitments. The interest rate on the Credit Facility was 4.65% at June 30, 2014.

The Credit Facility contains financial covenants requiring us not to exceed a maximum net senior secured leverage ratio or fall below a minimum cash interest coverage ratio, in each case tested quarterly. Borrowings under the Credit Facility are subject to significant conditions, including the absence of any material adverse change. At June 30, 2014, we were in compliance with all material covenants contained in the Credit Facility.
Subject to and conditioned upon the closing of the Merger, we are required to repay all amounts outstanding under the Credit Facility.
Senior Secured Notes
The Senior Secured Notes mature on June 15, 2016. The Senior Secured Notes were issued at a 1.51% discount and interest accrues at the rate of 8.00% per annum, payable on June 15 and December 15 of each year. At June 30, 2014, we were in compliance with all material covenants contained in the indenture governing the Senior Secured Notes.
We may redeem all or any portion of the Senior Secured Notes on or after June 15, 2014 at the redemption price set forth in the indenture governing the Senior Secured Notes, plus accrued interest. At June 30, 2014, we had not redeemed any of the Senior Secured Notes.
Subject to and conditioned upon the closing of the Merger, we are required to redeem for cash or otherwise satisfy and discharge our obligations with respect to all of the outstanding Senior Secured Notes under the Merger Agreement.
PIK Exchangeable Notes
The PIK Exchangeable Notes mature on June 15, 2017. Interest accrues on the PIK Exchangeable Notes at a rate of 8.00% per annum, compounding semi-annually on June 15 and December 15 of each year. We pay interest on the PIK Exchangeable Notes in kind by increasing the principal amount of the PIK Exchangeable Notes on each interest accrual date by an amount equal to the entire amount of the accrued interest. We record this accrued interest in other current liabilities until the interest payment date. On June 15 and December 15 of each year, we reclassify the accrued interest to long-term debt. As of June 30, 2014, we had accrued interest of $439,000 on the PIK Exchangeable Notes, which was included in other current liabilities on the consolidated balance sheet. At June 30, 2014, we were in compliance with all material covenants contained in the indenture governing the PIK Exchangeable Notes.
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
Subject to and conditioned upon the closing of the Merger, we expect all of the PIK Exchangeable Notes to be exchanged for shares of common stock of Holdings immediately prior to the closing of the Merger.
Toggle Notes
The Toggle Notes mature on August 23, 2015.  The payment in kind option on the Toggle Notes expired in February 2012. Cash interest on the Toggle Notes accrues at the rate of 11.0% per year. As of June 30, 2014, we had accrued interest of $2.9 million on the Toggle Notes which is included in other current liabilities on the consolidated balance sheet.
The indenture governing the Toggle Notes contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends or engage in transactions with affiliates. At June 30, 2014, we were in compliance with all material covenants contained in the indenture governing the Toggle Notes.
The indenture governing the Toggle Notes includes a mandatory redemption provision. Under this provision, if the Toggle Notes would otherwise constitute applicable high yield discount obligations within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended, we are required to redeem, for cash, a portion of the Toggle Notes then outstanding, equal to the mandatory principal redemption amount. Under the mandatory redemption provisions of the Toggle Notes, we have repaid $21.4 million of the principal outstanding balance through June 30, 2014.
Subject to and conditioned upon the closing of the Merger, we are required to redeem for cash or otherwise satisfy and discharge our obligations with respect to all of the outstanding Toggle Notes under the Merger Agreement.
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
The provisions of ASU 2014-8 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. We are currently assessing the impact of ASU 2014-8 on our operating and financial results and anticipates adopting the provisions of ASU 2014-8 as of January 1, 2015.
In May 2014, the FASB issued Accounting Standards Update No. 2014-9 (ASU 2014-9) “Revenue from Contracts with Customers.” ASU 2014-9 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-9 on our consolidated financial statements.
EBITDA and Consolidated Adjusted EBITDA
When we use the term “EBITDA,” we are referring to net income plus (a) income (loss) from discontinued operations, net of income taxes, (b) (provision for) benefit from income taxes, (c) interest expense, net, (d) depreciation and amortization, (e) non-cash (gains) losses, including those related to disposal or impairment of long-lived assets and debt extinguishment, if any, (f) merger transaction costs and (g) non-cash stock-based compensation expense, minus (h) net income attributable to non-controlling interests. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.
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

The following table reconciles EBITDA to net cash provided by operating activities — continuing operations (in thousands and unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

EBITDA	$20,949	$17,538	$39,088	$35,284
Interest expense, net	(14,491)	(14,643)	(28,856)	(29,396)
(Provision for) benefit from income taxes	(1,429)	540	(2,784)	(608)
Depreciation and amortization	(5,899)	(5,350)	(11,474)	(11,227)
Stock-based compensation	(98)	—	(194)	(103)
(Loss) gain on disposal or impairment of long-lived assets, net	(4)	(7,673)	257	(7,181)
Merger transaction costs	(2,318)	—	(2,318)	—
Net income attributable to non-controlling interests	9,665	8,663	18,278	16,967
Income (loss) from discontinued operations, net of income taxes	208	2,410	(5,934)	2,007
Net (loss) income	6,583	1,485	6,063	5,743
Loss (income) from discontinued operations, net of income taxes	(208)	(2,410)	5,934	(2,007)
Depreciation and amortization	5,899	5,350	11,474	11,227
Amortization of debt issuance costs and discounts	1,023	965	2,027	1,928
Payment-in-kind interest expense	2,389	2,209	4,762	4,403
Stock-based compensation	98	—	194	103
Loss (gain) on disposal or impairment of long-lived assets, net	4	7,673	(257)	7,181
Deferred income taxes	1,271	(838)	2,645	257
Income (loss) from equity investments, net of distributions received	(133)	(272)	225	(341)
Provision for doubtful accounts	2,891	2,359	6,686	5,184
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(1,078)	(4,760)	(7,653)	(6,132)
Other operating assets and liabilities	(5,246)	(7,427)	(397)	(6,346)
Net cash provided by operating activities — continuing operations	$13,493	$4,334	$31,703	$21,200

Other Data:
Number of surgical facilities included in continuing operations as of the end of period (1)	55	55	55	55
Number of consolidated surgical facilities included in continuing operations as of the end of period	44	44	44	44

(1)	Includes surgical facilities that we manage but in which we have no ownership.

The following table reconciles Consolidated Adjusted EBITDA to EBITDA and EBITDA to net cash provided by operating activities—continuing operations (in thousands):

Twelve Months Ended June 30, 2014

Consolidated Adjusted EBITDA (1)	$81,796
Cash payments on facility lease obligations (2)	5,734
Intercompany notes adjustment (3)	(2,884)
Pro forma transactions and other non-cash adjustments (4)	(4,069)
EBITDA	80,577
Interest expense, net	(57,454)
Provision for income taxes	(7,480)
Depreciation and amortization	(22,725)
Stock-based compensation	(501)
Gain on disposal or impairment of long-lived assets, net	1,568
Merger transaction costs	(2,318)
Net income attributable to non-controlling interests	38,919
Loss from discontinued operations, net of income taxes	(5,278)
Net income	25,308
Loss from discontinued operations, net of income taxes	5,278
Depreciation and amortization	22,725
Amortization of debt issuance costs and discounts	4,093
Payment-in-kind interest expense	9,341
Stock-based compensation	501
Gain on disposal or impairment of long-lived assets, net	(1,568)
Deferred income taxes	6,970
Income from equity investments, net of distributions received	(202)
Provision for doubtful accounts	12,739
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(15,173)
Other operating assets and liabilities	715
Net cash provided by operating activities—continuing operations	$70,727

(1)	When we use the term Consolidated Adjusted EBITDA, we are referring to EBITDA as reported adjusted for covenant related items per our Credit Facility.

(2)	Represents the cash lease payment adjustment for our facility located in Idaho Falls, Idaho as contemplated by our Credit Facility.

(3)	Adjustments relating to outstanding balances on intercompany notes issued by our restricted subsidiaries as contemplated by our Credit Facility.

(4)	Includes the pro forma effect of transactions and other non-cash adjustments as contemplated by our Credit Facility.
Summary
Subject to and conditioned upon the closing of the Merger, we are required to repay all amounts outstanding under the Credit Facility. The Credit Facility will be terminated simultaneously with the closing of the Merger.
If the Merger were to fail to close for any reason, we believe that existing funds, cash flows from operations and available borrowings under our Credit Facility will provide sufficient liquidity for the next 12 months. Our 2011 debt restructuring extended the maturities of our long-term debt and revised our financial covenants to make them less restrictive. However, our ability to meet our funding needs could be adversely affected if we suffer adverse results from our operations. In addition, based on our expected liquidity and capital resource needs, we may consider various alternatives to improve our capital structure, including reducing debt, extending maturities or relaxing financial covenants. These alternatives may include new equity or debt financings or exchange offers with our existing security holders (including exchanges of debt for debt or equity) and other transactions involving our outstanding securities, given their secondary market trading prices. We cannot assure you, if we pursue any of these transactions, that we will be successful in completing a transaction on attractive terms, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of the Credit Facility. We do not use derivative instruments for speculative purposes. Our outstanding debt to commercial lenders is generally based on a predetermined percentage above LIBOR or the lenders' prime rate. At June 30, 2014, $13.1 million of our long-term debt, which included $10.0 million of borrowings under our Credit Facility, was subject to variable interest rates. At June 30, 2014, the fair value of our total debt, based on quoted market prices as of this date, was $594.2 million.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the Securities and Exchange Commission on March 14, 2014, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q when evaluating our business and our prospects. Except as set forth below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. If any of the risks and uncertainties described in our Annual Report on Form 10-K or this Quarterly Report on Form 10-Q actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected.
Risks Related to Our Proposed Acquisition by Surgery Center Holdings, Inc.
We may be unable to obtain satisfaction of all conditions to complete the Merger in the anticipated timeframe.
The Merger is subject to customary closing conditions including (i) the absence of a material adverse effect on Holdings, (ii) the receipt of certain state regulatory approvals and (iii) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. These and the other conditions to the Merger may fail to be satisfied. In addition, satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we expect.
Failure to complete the Merger could negatively impact our business and financial results.
If the Merger is not completed for any reason, we would still remain liable for significant transaction costs and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of a completed merger.  For these and other reasons, a failed merger could adversely affect our business, operating results or financial condition.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could adversely affect our business.
Our employees, patients, customers and suppliers may have uncertainties about the effects of the Merger. Although we have taken actions designed to reduce any adverse effects of these uncertainties, these uncertainties may impair our ability to attract, retain and motivate key employees and could cause customers, suppliers and others that deal with us to try to change our existing business relationships. The pursuit of the Merger and preparations for integration have placed, and will continue to place, a significant burden on many employees and internal resources. If, despite our efforts, key employees depart because of these uncertainties and burdens, or because they do not wish to remain with the combined company, our business and operating results could be adversely affected. In addition, the Merger Agreement restricts us from taking certain actions with respect to our business and financial affairs without the consent of the buyer, and these restrictions could be in place for an extended period of time if the Merger is delayed. For these and other reasons, the pendency of the Merger could adversely affect our business, operating results or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

No.	Description

2.1	Agreement and Plan of Merger dated as of June 13, 2014, by and among Symbion Holdings Corporation, Surgery Center Holdings, Inc., SCH Acquisition Corp. and Crestview Symbion Holdings, L.L.C. (a)
3.1	Amended Certificate of Incorporation of Symbion, Inc. (b)
3.2	Amended and Restated Bylaws of Symbion, Inc. (b)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (c)
101.SCH	XBRL Taxonomy Extension Schema Document (c)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (c)
101.DEF	XBRL Taxonomy Definition Linkbase Document (c)
101.LAB	XBRL Taxonomy Label Linkbase Document (c)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (c)

(a)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed June 13, 2014.

(b)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (Registration No. 333-153678)

(c)
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

SYMBION, INC.

By:	/s/ TERESA F. SPARKS Teresa F. Sparks Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 8, 2014

EXHIBIT INDEX

No.	Description

2.1	Agreement and Plan of Merger dated as of June 13, 2014, by and among Symbion Holdings Corporation, Surgery Center Holdings, Inc., SCH Acquisition Corp. and Crestview Symbion Holdings, L.L.C. (a)
3.1	Amended Certificate of Incorporation of Symbion, Inc. (b)
3.2	Amended and Restated Bylaws of Symbion, Inc. (b)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (c)
101.SCH	XBRL Taxonomy Extension Schema Document (c)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (c)
101.DEF	XBRL Taxonomy Definition Linkbase Document (c)
101.LAB	XBRL Taxonomy Label Linkbase Document (c)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (c)

(a)	Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed June 13, 2014.

(b)	Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (Registration No. 333-153678)

(c)
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